Form 10KSB
period 1996-12-31
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 1997-04-01
CIK 5117

FORM 10-KSB.-- ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     (Last amended by 34-32231, eff. 6-3-93)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      Annual  Report Under Section 13 or 15(d) of the Securities Exchange Act
          of 1934
                   For the fiscal year ended December 31, 1996
                    -----------------------------------------
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from _______________ to ________________

                         Commission file Number 2-54020
                -------------------------------------------------
                      American Geological Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Utah                                            87-0273300
-------------------------------                      ---------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                  1102 Walker Center Salt Lake City, Utah 84111
--------------------------------------------------------------------------------
                    (Address of principal executive officers)

Registrant's telephone number, including area code         (801) 363-3283
                                                         -----------------------
Securities registered pursuant to Section 12(b) of the Act:

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.01 Par Value
--------------------------------------------------------------------------------
                                (Title of class)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                    [X]   Yes     [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                           [X]

State issuer's revenues for its most recent fiscal year.               $163,743

The market in which the common stock of the Registrant is traded is the "over-the-counter" market. During the last year trading was limited and done primarily on a negotiated basis.

                                Table of Contents



  Heading                                                                 Page
------------                                                            --------
                                     Part I

Item 1      Description of Business                                          I-1

Item 2      Description of Property                                          I-1

Item 3      Legal Proceedings                                                I-2

Item 4      Submission of Matters to a Vote of Securities Holders            I-2


                                     Part II

Item 5      Market for Common Equity and Related Stockholder Matters        II-1

Item 6      Management's Discussion and Analysis                            II-1

Item 7      Consolidated Financial Statements                               II-3

Item 8      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                     II-3


                                    Part III

Item 9      Directors, Executive Officers, Promoters, and Control Persons;
               Compliance with Section 16(a) of the Exchange Act           III-1

Item 10     Executive Compensation                                         III-3

Item 11     Security Ownership of Certain Beneficial Owners and Management III-3

Item 12     Certain Relationships and Related Transactions                 III-3

Item 13     Exhibits and Reports on Form 8-K                               III-3

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1996

                                     Part I


Item 1.       Description of Business

              General: American Geological Enterprises, Inc. (AGE) is engaged in activities designed to identify and acquire geothermal and oil and gas leases.

              Activities undertaken to identify such leases have consisted of searches of pertinent geological literature, maps and aerial photographs, construction of maps, and confirmatory fieldwork. In connection with leasehold acquisitions, AGE's activities have included examination of title documents, location and negotiation with landowners, and preparation of leases.

              These activities are performed, for the most part, by Dr. Paul T. Walton, President, and other unsalaried officers and directors of AGE. AGE proposes to continue these activities and to intensify its promotional efforts with respect to possible joint ventures at selected leasehold sites.

              AGE holds a 5.49 percent working interest in the Roosevelt Hot Springs, Corp. (Roosevelt) geothermal power unit (Unit). On July 22, 1993, AGE agreed to sell on a prepayment basis its steam from the Unit for a 30-year period to Utah Power & Light Company (UP&L), which has constructed the Blundell power plant to utilize the steam. Certain leases have been committed to the Unit, of which 188 acres are within the participating area.

              Competition: Competition for energy leases is intense, and many large oil and gas companies, with financial and technical resources greater than those of AGE, are now engaged, or have indicated an intention to engage, in the acquisition of energy leases.

              Regulations: AGE is not now engaged in energy exploration or development. Should it later enter into such activities, it will be subject to federal, state, and local regulations with respect to environmental matters.

Item 2.       Description of Property

              AGE held all mineral (including geothermal) rights in leases, covering approximately 17,284 acres of land, that expired in 1991. However, certain leases were assigned to subsequent parties and AGE retained an overriding interest in the royalties from productive land. As of December 31, 1996, approximately 450 acres of land in Central Utah continued to be productive (from oil wells) and AGE continues to receive the related royalty payments which aggregated $1,433 in 1996. AGE will continue to receive these overriding interest royalty payments as long as the land remains productive.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report



Item 2.       Description of Property (continued)

              AGE holds all mineral (including geothermal) rights in leases covering approximately 9,400 acres located in the valley on the west side of the Mineral Mountains in Beaver and Millard counties in Utah. These leases include land that has been made part of the Unit. The original terms of these leases expired in 1991, but the leases are automatically extended for 1-year periods as long as the lands involved remain part of the active, producing Unit. The annual commitment for lease payments on these leases amounts to approximately $4,645, together with a royalty equal to five percent of revenues from steam production on one lease.


Item 3.       Legal Proceedings

              None.


Item 4.       Submission of Matters to a Vote of Securities Holders

              None.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1996

                                     Part II


Item 5.       Market For the Common Equity and Related Stockholder Matters

              a) The market in which the common stock of the Registrant is traded is the "over-the-counter" market. During the last three years, there were no established "bid" or "asked" prices and trading was done primarily on a negotiated basis.

              b) The approximate number of holders of common stock of AGE at December 31, 1996 is 791.


Item 6.       Management's Discussion and Analysis

              AGE is engaged in the acquisition of geothermal and oil and gas leases. Revenue consists of royalties and interest. AGE's financial condition and results of operations fluctuate from year to year, depending upon the production from current leases, the availability of leases to be acquired, and the opportunity to sell lease rights. AGE's ability to obtain future leases or to generate revenues from the sale of lease rights is not determinable; hence, its financial condition and operations may fluctuate widely in the future.

              Results of Operations - Years ended December 31, 1996 and 1995:

              Gross revenues from the Unit represent sales of steam production and fluctuate based on the activity and production of the Unit. Gross revenues for 1996 are fairly consistent with the previous year's revenues, however, income from operations increased to $32,976 in 1996 from $19,499 in 1995. The majority of the increase in income from operations resulted from a decrease in general and administrative expenses ($31,968 in 1996 compared to $40,552 in 1995). General and administrative expenses were higher in 1995 due to legal fees related to a proposed merger with Natural Gas Vehicle (NGV). This proposed merger with NGV was terminated during fiscal year 1996.

              Royalty Income:

              AGE owns seven oil and gas leases, all of which have been assigned to either Pennzoil, Medallion Exploration, or Flying J Oil and Gas. Pursuant to these assignments, AGE retained an overriding interest in royalties from productive land; and for the year ended December 31, 1996, AGE received $1,433 in override interest royalty payments.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report


Item 6.       Management's Discussion and Analysis (continued)

              Liquidity:

              AGE's liquidity at December 31, 1996, is considered adequate with $1,025,598 in working capital. AGE believes that it has sufficient resources to cover its cash needs during the fiscal year 1996.

              Commitments:

              AGE's future commitments consist of lease payments on land. There are no other commitments or anticipated expenditures of a capital nature, other than the commitment related to the agreement for the sale of steam discussed above.

              External Factors:

              AGE's economic future will be dependent, in major part, upon the value of its undeveloped interests in the Unit. The value of such undeveloped interests will, in turn, be dependent upon, among other matters, (i) the current price of energy, (ii) governmental incentives to develop renewable resources, (iii) regulatory incentives, and (iv) the load needs of UP&L.


Item 7.       Consolidated Financial Statements

              Index to Consolidated Financial Statements                    Page

              Independent Auditors' Report                                  II-3

              Consolidated Balance Sheets - December 31, 1996 and 1995      II-4

              Consolidated Statements of Operations -
                 Years ended December 31, 1996 and 1995                     II-5

              Consolidated Statements of Stockholders' Equity -
                 Years ended December 31, 1996 and 1995                     II-6

              Consolidated Statements of Cash Flows -
                 Years ended December 31, 1996 and 1995                     II-7

              Notes to Consolidated Financial Statements                    II-8


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

                          Independent Auditors' Report



The Board of Directors
American Geological Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of American Geological Enterprises, Inc. and subsidiaries (AGE) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of AGE's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGE as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                               KPMG Peat Marwick LLP


Salt Lake City, Utah
February 21, 1997

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995



                                       Assets                                              1996            1995
                                       ------
                                                                                        ------------    -----------
Current assets:
    Cash and cash equivalents                                                          $    833,654         869,129
    Marketable securities (note 2)                                                          193,217         184,308
    Accounts receivable                                                                      24,414          20,988
    Interest and dividends receivable                                                         1,276           1,297
    Prepaid lease costs                                                                       2,649           2,649
                                                                                        ------------    -----------
           Total current assets                                                           1,055,210       1,078,371

Investment in geothermal power unit, at cost, less accumulated amortization of
   $104,962 and $74,973 at December 31, 1996 and 1995                                       722,237         752,226

Marketable securities (note 2)                                                               71,239          74,348
                                                                                        ------------    -----------
           Total assets                                                                $  1,848,686       1,904,945
                                                                                        ============    ===========

                        Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                   $      6,793          18,858
    Income taxes payable                                                                      2,089          68,269
    Accrued liabilities                                                                      20,730          14,668
                                                                                        ------------    -----------
           Total current liabilities                                                         29,612         101,795
Deferred income taxes (note 5)                                                              109,976         117,437
Deferred revenue (note 6)                                                                 1,022,335       1,064,784
Minority interest                                                                            10,086           9,674
Stockholders' equity:
    Common stock, $.01 par value; authorized 2,500,000 shares; issued
      and outstanding 1,260,997 shares                                                       12,610          12,610
    Additional paid-in capital                                                              557,211         557,211
    Unrealized gain on marketable securities, net of tax                                      9,383           9,731
    Retained earnings                                                                        97,473          31,703
                                                                                        ------------    -----------
                                                                                            676,677         611,255
Commitments (note 4)
                                                                                        ------------    -----------
           Total liabilities and stockholders' equity                                  $  1,848,686       1,904,945
                                                                                        ============    ===========



See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Consolidated Statements of Operations

                     Years ended December 31, 1996 and 1995



                                                                                               1996           1995
                                                                                            -----------   -----------

Revenues - gross revenues from geothermal power unit (note 6)                              $   163,743       160,619
                                                                                            -----------   -----------
Expenses
    Operating and maintenance of geothermal power unit (note 6)                                 64,165        65,934
    Amortization of geothermal power unit                                                       29,989        29,989
    General and administrative                                                                  31,968        40,552
    Lease costs                                                                                  4,645         4,645
                                                                                            -----------   -----------
                                                                                               130,767       141,120
                                                                                            -----------   -----------
           Income from continuing operations                                                    32,976        19,499
Other income:
    Interest income                                                                             38,451        37,690
    Dividend income                                                                             16,904        16,035
    Gain on redemption of marketable securities                                                      -            73
    Royalties                                                                                    1,433         3,063
                                                                                            -----------   -----------
                                                                                                56,788        56,861
                                                                                            -----------   -----------

           Income before income taxes                                                           89,764        76,360
Income tax expense (note 5)                                                                     23,994        17,668
                                                                                            -----------   -----------
           Net income                                                                      $    65,770        58,692
                                                                                            ===========   ===========

Income per share:                                                                          $       .05           .05
                                                                                            ===========   ===========



          See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 1996 and 1995




                                                                            Unreal-ized                     Total
                                  Common stock             Additional          gain         Retained        stock-
                           ---------------------------      paid-in         (loss), net     earnings       holders'
                             Shares          Amount         capital           of tax        (deficit)       equity
                           ------------   ------------   ---------------   ------------   -------------   ----------

Balance,
   December 31, 1994         1,260,997   $     12,610            557,211       (1,291)         (26,989)     541,541

Unrealized gain on
   marketable securities,
   net of tax                        -              -                  -       11,022                -       11,022
Net income                           -              -                  -            -           58,692       58,692
                           ------------   ------------   ---------------   ------------   -------------   ----------

Balance,
   December 31, 1995         1,260,997         12,610            557,211        9,731           31,703      611,255

Unrealized loss on
   marketable securities,
   net of tax                        -              -                  -         (348)               -         (348)
Net income                           -              -                  -            -           65,770       65,770
                           ------------   ------------   ---------------   ------------   -------------   ----------

Balance,
   December 31, 1996         1,260,997   $     12,610            557,211        9,383           97,473      676,677
                           ============   ============   ===============   ============   =============   ==========





          See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1996 and 1995



                                                                                            1996           1995
                                                                                        ------------   ------------
Cash flows from operating activities:
    Net income                                                                         $    65,770         58,692
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Amortization of geothermal power unit                                              29,989         29,989
         Gain on redemption of marketable securities                                             -            (73)
         Change in operating assets and liabilities:
            Receivables                                                                     (3,404)          (528)
            Accounts payable and accrued liabilities                                        (6,003)        14,919
            Income taxes payable                                                           (66,180)        51,477
            Minority interest                                                                  412            472
            Deferred income taxes                                                           (7,255)       (46,867)
            Deferred revenue                                                               (42,450)       (42,450)
                                                                                        ------------   ------------
                  Net cash provided by (used in) operating activities                      (29,121)        65,631
                                                                                        ------------   ------------
Cash flows from investing activities:
    Redemption of marketable securities                                                      3,000          7,000
    Acquisition of marketable securities                                                    (9,354)        (8,414)
                                                                                        ------------   ------------
                  Net cash used in investing activities                                     (6,354)        (1,414)
                                                                                        ------------   ------------
Increase (decrease) in cash and cash equivalents                                           (35,475)        64,217
Cash and cash equivalents, beginning of year                                               869,129        804,912
                                                                                        ============   ============
Cash and cash equivalents, end of year                                                 $   833,654        869,129
                                                                                        ============   ============

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes                                             $    28,680         21,800




          See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995



(1)    Summary of Significant Accounting Policies

       (a)  Description of Business

             American Geological Enterprises, Inc. and subsidiary (AGE) are engaged in activities designed to identify and acquire geothermal and oil and gas leases in the Western United States. AGE's revenue is primarily derived from royalty payments of these leases.

       (b)  Marketable Securities

            Marketable investment securities at December 31, 1996 consist of corporate debt, and mortgage backed and equity securities. AGE classifies its debt securities as "held-to-maturity" and all other securities as "available-for-sale".

            Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost adjusted for the accretion of premiums and discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

       (c)  Investment in Geothermal Power Unit

            The   investment   in  the  Unit  is  being   amortized   using  the
            straight-line method over the term (30 years) of the steam sale agreement with UP&L (note 6).

       (d)  Lease Costs

            Annual lease payments are expensed over the period of the lease. Direct costs of acquisition of new leases are capitalized and amortized over the initial life of the lease.

       (e)  Cash and Cash Equivalents

            Cash and cash equivalents include all cash and investments with original maturities to AGE of three months or less.

       (f)  Income Per Share

            Income per share computations have been based upon 1,260,977 shares outstanding for the years ended December 31, 1996 and 1995, respectively.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements


       (g)  Consolidation Policy

            AGE owns 83.8 percent interest in Overthrust Exploration Corporation (Overthrust), a Nevada corporation that was incorporated to explore for and develop oil and gas properties. Accordingly, Overthrust has been included in the consolidated financial statements. All directors of Overthrust are also directors of AGE. All intercompany accounts have been eliminated in consolidation.

       (h)  Reclassifications

            Certain prior year amounts have been reclassified to conform to the current years' presentation.

       (i)  Use of Estimates

            Management of AGE has made estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


(2)    Marketable Securities

       Marketable  investment  securities at December 31, 1996 and 1995, consist of:
                                                        1996          1995
                                                     -----------   -----------

            Available-for-sale, at fair value       $    193,217       184,308
            Held-to-maturity, at amortized cost           71,239        74,348
                                                     ===========   ===========
                                                    $    264,456       258,656
                                                     ===========   ===========

       The amortized cost, gross unrealized holding gains and fair market value for available-for-sale securities by major security type at December 31, 1996, were as follows:

                                                                                        Gross
                                                                                      unrealized
                                                                     Amortized         holding
                                                                        cost            gains       Fair value
                                                                    ------------    ------------   -------------
            Year ended December 31, 1996:
                Available-for-sale:
                   Mortgage-backed securities                      $      25,000             250        25,250
                   Equity securities                                     153,252          14,715       167,967
                                                                    ------------    ------------   -------------

                                                                   $     178,252          14,965       193,217
                                                                    ============    ============   =============

                Held-to-maturity - corporate debt securities       $      71,239           2,899        74,138
                                                                    ============    ============   =============
                                      II-9



(2)    Marketable Securities (continued)
                                                                                       Gross
                                                                                     unrealized
                                                                     Amortized        holding
                                                                        cost            gains        Fair value
                                                                    ------------    ------------    ------------

            Year ended December 31, 1995:
                Available-for-sale:
                   Mortgage-backed securities                      $      25,000             875         25,875
                   Equity securities                                     143,790          14,643        158,433
                                                                    ------------    ------------    ------------

                                                                   $     168,790          15,518        184,308
                                                                    ============    ============    ============

                Held-to-maturity - corporate debt securities
                                                                   $      74,348           6,059         80,407
                                                                    ============    ============    ============

       Maturities of debt securities classified as held-to-maturity were as follows at December 31, 1996:

                                                                     Amortized           Fair
                                                                        cost            value
                                                                    ------------    ------------

            Due after five years through ten years                 $     50,487           51,094
            Due after ten years                                          20,752           23,044
                                                                    ============    ============
                                                                   $     71,239           74,138
                                                                    ============    ============


(3)    Fair Value of Financial Instruments

       The carrying value for certain short-term financial instruments that mature frequently approximate fair value. Such financial instruments include: cash and cash equivalents, accounts receivable, and accounts payable. The fair values of debt securities and equity investments are based on quoted market prices at the reporting date for those or similar investments. See note 2.


(4)    Land Leases

       AGE held geothermal or all mineral (including geothermal) rights in leases, covering approximately 17,284 acres of land, that expired in 1991. However, certain leases were assigned to subsequent parties and AGE retained an overriding interest in the royalties from productive land. As of December 31, 1996, approximately 450 acres of land in Central Utah continued to be productive and AGE continued to receive the related royalty payments which aggregated $1,433 in 1996 and $3,063 in 1995. AGE will continue to receive these overriding interest royalty payments as long as the land remains productive.

       AGE also holds geothermal or all mineral (including geothermal) rights in leases covering approximately 9,400 acres located in the valley on the west side of the Mineral Mountains in Beaver and Millard counties in Utah. These leases include land that has been made part of the Roosevelt Hot Springs Corp. geothermal power unit (the Unit). The original terms of these leases expired in 1991, but the leases are automatically extended for 1-year periods as long as the lands involved remain part of the active, producing Unit. The annual commitment for lease payments on these leases amounts to approximately $4,645, together with a royalty of five percent of net revenues from the sale of steam with respect to one lease. AGE may terminate its leases by not making the annual lease or royalty payments.


(5)    Income Taxes

       Income tax expense (benefit) attributable to income from operations consists of:


                                                                           Current      Deferred      Total
                                                                         -----------  -------------  ---------
              Year ended December 31, 1996:
                  U.S. federal                                           $   26,601        (6,505)      20,096
                  State and local                                             4,855          (957)       3,898
                                                                         ===========  =============  =========
                                                                         $   31,456        (7,462)      23,994
                                                                         ===========  =============  =========
              Year ended December 31, 1995:
                  U.S. federal                                           $   47,023       (32,712)      14,311
                  State and local                                            11,030        (7,673)       3,357
                                                                         -----------  -------------  ---------
                                                                         $   58,053       (40,385)      17,668
                                                                         ===========  =============  =========

       Income tax expense attributable to income from operations for the years ended December 31, 1996 and 1995, differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                                                                                      1996           1995
                                                                                    ----------     ----------

              Computed "expected" tax expense                                       $  30,519          25,962
              Increase (reduction) in income taxes resulting from:
                    State and local income taxes, net of federal income
                      tax benefit                                                       2,573           2,216
                    Effect of surtax exemption
                      and other, net                                                   (9,098)        (10,510)
                                                                                    ==========     ==========
                                                                                    $  23,994          17,668
                                                                                    ==========     ==========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 1996 and 1995, are presented below:

                                                                                      1996          1995
                                                                                   ----------    -----------

              Deferred tax liabilities:

                  Valuation of marketable securities                               $    5,582         5,788

                  Investment in geothermal power unit, principally due to
                    amortization                                                      104,394       111,649
                                                                                   ==========    ===========

                                Total deferred tax liabilities                     $  109,976       117,437
                                                                                   ==========    ===========



(6)    Revenues and Expenses of Geothermal Power Unit

       AGE entered into an agreement on July 22, 1993 to sell its share of steam from the Unit for a 30-year period on a prepayment basis commencing January 22, 1991 to Utah Power & Light (UP&L), which has constructed the Blundell power plant to utilize the steam. The advance received is being recognized as revenue over the remaining term of the agreement. Revenue of approximately $42,000 was amortized and recognized in each of 1996 and 1995. Additionally, UP&L pays royalties on the lease AGE holds relating to the Unit. Royalties due are equal to five percent of AGE's share of revenues from the sale of steam. UP&L paid AGE approximately $121,000 and $118,000 in 1996 and 1995, respectively, for these royalties.

       AGE is required to pay its proportionate share of operating and maintenance expenses to the operator of the Unit. AGE paid operating and maintenance expenses of approximately $64,000 and $66,000 in 1996 and 1995, respectively.


(7)    Officer Remuneration

       There was no compensation paid to officers and directors during 1996 or 1995.

       The stockholders adopted an Employee Qualified Stock Option Plan (Plan) under which a maximum of 25,000 shares of AGE's $.01 par value common stock are reserved for issuance to key employees of AGE at market value on the date of grant. Options expire five years from the date of grant. No options are outstanding under the Plan.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1996

                                    Part III



Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

              The following directors and executive officers will serve until the next annual stockholders' meeting and until their successors are duly qualified and elected.

                            Name                       Office

                       Milton Fisher          Chairman of the Board and Director
                       Paul T. Walton         President and Director
                       M. Walker Wallace      Vice President and Director
                       Peter W. G. Cayias     Secretary and Director
                       Dominic Welch          Treasurer and Director
                       Katie L. Dixon         Director

              Mr. Fisher, 76, President of A. D. Gilhart & Co., Inc. (investment bankers since 1959), has been a Director of AGE since its organization in 1969 and now serves as Chairman of the Board. He holds a doctor of law, is a member of the Bar of the State of New York, and presently serves as a director of several public companies. He has written and lectured in the field of business finance and interpersonal relationships.

              Dr. Walton, 83, who became President of AGE upon its organization in 1969, has also been a Director since 1969, and has been engaged for over 40 years as an independent geologist in connection with the exploration and development of oil and gas and other mineral properties. He is a member of a number of geological associations and has published numerous articles in this field. He holds a bachelor of science in geological engineering, a master of science in geology from the University of Utah, and a doctor of philosophy in geology from the Massachusetts Institute of Technology.

              Mr. Wallace, 73, has been an officer and director of AGE and has devoted a portion of his time to its affairs since 1969. He is also, and has been for over 35 years, a consultant in the development and management of real property investments and a private investor. Mr. Wallace presently serves as a Director and a member of the executive committee of the First Interstate Bank of Utah, as a Director and President of Arizona Ranch & Metals Company, and as Chairman of Wallace Associates, Inc., a real estate investment and management firm. He holds a bachelor of arts from Stanford University and a master's degree in city planning from the Massachusetts Institute of Technology.

                                     III-1

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report


Item 9. Directors, Executive Officers, Promoters, and Control Persons, Compliance with Section 16(a) of the Exchange Act (continued)

              Mr. Cayias, 61, has been a licensed insurance agent since 1960. He has been an officer and director of AGE since 1969 and is also an officer and director of several other corporations engaged in the real estate business and natural resource investment business. Mr. Cayias holds a bachelor of science in business administration from the University of Utah.

              Mr. Welch, 64, is a certified public accountant and is the President and a Director of Kearns-Tribune Corporation, where he has been employed for over 20 years. He became a Director and Treasurer of AGE in 1970. Mr. Welch holds a bachelor of arts in accounting from Utah State University.

              Mrs. Dixon, 71, was Recorder of Salt Lake County from January 1975 through December 1994, and a Director of AGE since 1972. For more than 14 years prior to 1975, she was involved in community affairs. Mrs. Dixon holds a bachelor of science from Utah State University.

              Beneficial Ownership Reporting Compliance

              Section 16(a) of the Exchange Act of 1934 requires AGE's officers, directors, and persons who own more than ten percent of a registered class of AGE's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) and the New York Stock Exchange. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish AGE with copies of all
              Section 16(a) forms they file.

              Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, AGE believes that during AGE's last fiscal year all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

                                     III-2

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report



Item 10.      Executive Compensation

              There was no compensation paid to officers or directors during the year ended December 31, 1996 and 1995.

              On December 15, 1970, the stockholders adopted an Employee Qualified Stock Option Plan (Plan) under which a maximum of 25,000 shares of AGE's common stock are reserved for issuance to key employees of AGE at market value on the date of grant. Options expire five years from the date of grant. No options are outstanding under the Plan.


Item 11.      Security Ownership of Certain Beneficial Owners and Management

              The following table sets forth information as to the ownership of AGE's $.01 par value common stock by all officers and directors of AGE as a group and by owners of more than five percent of AGE's common stock as of December 31, 1996:

                                                                       Type of            Amount          Percent of
               Name                                                   ownership           owned             class
                                                                   ---------------     ------------      ----------
                  All directors and officers (6) as a group            Record             395,747           31%
                  Milton Fisher                                        Record              75,646            6
                  Katie L. Dixon                                       Record             104,428            8
                  Paul T. Walton                                       Record              76,665            6
                  M. Walker Wallace                                    Record             107,667            9



Item 12.      Certain Relationships and Related Transactions

              None.


Item 13.      Exhibits and Reports on Form 8-K

              Report on Form 8-K:

                      No reports on Form 8-K have been filed.

                                     III-3

                                S I G N A T U R E

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMERICAN GEOLOGICAL ENTERPRISES, INC.
                                                      (Registrant)




                                         By    /S/   Paul T. Walton
                                            ------------------------------------
                                            Paul T. Walton, President and
                                               Principal Executive Officer



Date       March 27, 1997                By    /S/   Peter W. G. Cayias
         ----------------------------       ------------------------------------
                                            Peter W. G. Cayias, Secretary and
                                               Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.


    /S/  Paul T. Walton                            /S/  M. Walker Wallace
------------------------------------           ---------------------------------
Paul T. Walton, Director                       M. Walker Wallace, Director





    /S/  Peter W. G. Cayias                        /S/  Dominic Welch
------------------------------------           ---------------------------------
Peter W. G. Cayias, Director                   Dominic Welch, Director