Form 10QSB
period 1997-03-31
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 1997-05-15
CIK 5117

FORM 10-QSB.-- QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    (Last amended by 34-32231, eff. 6/3/93)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1997
                                ------------------------------------------------
                                       or

[ ]  Transition  Report  Under  Section 13 or 15(d) of the  Exchange Act

For the transition  period from                     to
                                --------------------  --------------------------
Commission  file number       2-54020
                         -------------------------------------------------------
                     American Geological Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Utah                               87-0273300
---------------------------------------     ------------------------------------
(State  or other  jurisdiction  of              (I.R.S.  Employer
 incorporation  or  organization)              Identification  No.)

                  1102 Walker Center Salt Lake City, Utah 84111
--------------------------------------------------------------------------------
                    (Address of principal executive officers)

                                 (801) 363-3283
--------------------------------------------------------------------------------
                        (Registrant's telephone number)

--------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)



Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 [X] Yes [ ] No



As of March 31, 1997, 1,260,997 shares of common stock were outstanding.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                                 Balance Sheets





                             Assets
                             ------
                                                                                          March 31,
                                                                                            1997      December 31,
                                                                                         (unaudited)     1996
                                                                                        -----------   ----------
Current assets:
     Cash and cash equivalents                                                          $  861,311      833,654
     Marketable securities                                                                 192,763      193,217
     Accounts receivable                                                                    21,508       24,414
     Interest and dividends receivable                                                       1,723        1,276
     Prepaid lease costs                                                                     3,157        2,649
                                                                                        -----------   ----------
          Total current assets                                                           1,080,462    1,055,210

Investment in geothermal power unit, at cost, less accumulated
  amortization of $112,460 in 1997 and $104,962 in 1996                                    714,739      722,237


Marketable securities                                                                       71,206       71,239
                                                                                        ----------    ---------
                                                                                        $1,866,407    1,848,686
                                                                                        ==========    =========
                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
     Accounts payable                                                                   $    6,793        6,793
     Income taxes payable                                                                   13,357        2,089
     Accrued liabilities                                                                    22,270       20,730
                                                                                       -----------    ---------
          Total current liabilities                                                         42,420       29,612

Deferred income taxes                                                                      107,000      109,976
Deferred revenue                                                                         1,011,722    1,022,335
Minority interest                                                                           10,086       10,086

Stockholders' equity:
     Common stock, $.01 par value; authorized 2,500,000 shares; issued
       and outstanding 1,260,997 shares                                                     12,610       12,610
Additional paid-in capital                                                                 557,211      557,211
Unrealized gain on marketable securities, net of tax                                         9,432        9,383
Retained earnings                                                                          115,926       97,473
                                                                                       -----------    ---------
                                                                                           695,179      676,677
                                                                                       -----------    ---------
                                                                                      $  1,866,407    1,848,686
                                                                                       ===========    =========

See accompanying notes to financial statements.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Operations
                                  (Unaudited)



                                                       Three months ended
                                                      March 31,  March 31,
                                                         1997      1996
                                                      ---------  --------

Revenues - gross revenues from geothermal power unit    41,408    40,743
                                                      ---------  --------
Expenses:
Operating expenses of geothermal power unit             13,761    17,344
Amortization of geothermal power unit                    7,497     7,497
Lease costs                                              1,161     1,161
Other general and administrative                         2,920     8,101
                                                      ---------  --------
                                                        25,339    34,103
                                                      ---------  --------
Income from operations                                  16,069     6,640
Other income and expenses:
Interest income                                          9,507    10,462
Dividend income                                          1,428     1,380
Royalties                                                  379       194
                                                      ---------  --------
                                                        11,314    12,036
                                                      ---------  --------

Income before income taxes                              27,383    18,676
Income tax expense                                       8,930     4,525
                                                      ---------  --------
Net income                                             $18,453    14,151
                                                      =========  ========

Net income per share                                   $   .01       .01
                                                      =========  ========







See accompanying notes to financial statements.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Cash Flows
                                  (Unaudited)




                                                                            Three months ended
                                                                         -----------------------
                                                                          March 31,    March 31,
                                                                             1997         1996
                                                                         ----------   ----------
Cash flows from operating activities:
     Net income                                                          $  18,453       14,151
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Amortization of geothermal power unit                              7,497        7,497
          Accretion on marketable securities held to maturity                   33           26
          Change in operating assets and liabilities:
               Accounts receivable                                           2,906          (67)
               Interest and dividends receivable                              (447)        (509)
               Prepaid lease costs                                            (508)        (508)
               Accounts payable                                                  0      (14,198)
               Income taxes payable                                         11,268      (33,519)
               Accrued liabilities                                           1,540        1,506
               Deferred income taxes                                        (2,472)      (2,440)
               Deferred revenue                                            (10,613)     (10,612)
                                                                         ----------   ----------
Net cash provided by (used in) operating activities                         27,657      (38,673)
                                                                         ----------   ----------
Increase (decrease) in cash and cash equivalents                            27,657      (38,673)

Cash and cash equivalents at beginning of period                           833,654      869,129
                                                                         ----------   ----------
Cash and cash equivalents at end of period                               $ 861,311      830,456
                                                                         ==========   ==========





See accompanying notes to financial statements.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Notes and Disclosures to Form 10-QSB



1.      Presentation

        The financial statements as of March 31, 1997, and for the three months then ended were prepared by American Geological Enterprises, Inc. (AGE) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. AGE has previously filed with the SEC a Form 10-KSB, which included audited financial statements for the two years ending December 31, 1996 and 1995. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in AGE's Form 10-KSB filing.


2.      Net Income Per Share

        Net income per share is computed by dividing net income by the weighted average number of shares outstanding during each period.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



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

Financial Condition & Results of Operations
-------------------------------------------
At March 31, 1997, AGE's financial condition is consistent with December 31, 1996. Income and expenses for the first quarters of 1997 and 1996 are consistent except for other general and administrative expenses that were greater in 1996 due to a proposed merger with Natural Gas Vehicle.

Liquidity
---------
AGE's liquidity at March 31, 1997, is considered adequate with $1,038,042 in working capital. AGE is committed to furnish its share of steam from its investment in a geothermal power unit to Utah Power & Light under a 30-year agreement that commenced in 1991. Additionally, AGE's future commitments consist of lease payments on the land which lies within the participating area of the geothermal power unit. There are no other commitments or anticipated expenditures of a capital nature.

AGE's economic future will be dependent, in major part, upon the value of its undeveloped interests in the geothermal power unit. The value of such undeveloped interests will, in turn, be dependent upon, among other matters (a) the then current price of energy; (b) governmental incentives to develop renewable resources; (c) regulatory incentives; and (d) the load needs of Utah Power & Light.

Other
-----
A tax rate of 35 percent was used for income tax calculations for 1997. Current estimates support 35 percent as the effective tax rate for the 1997 year.

                                    Part II

                               Other Information



There is no information to be submitted under Part II, and no reports were required to be filed under Form 8-K during the period.








                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN GEOLOGICAL ENTERPRISES, INC.
                                        (Registrant)




May 15, 1997                                    /s/ Dominic Welch
-----------------------                         -----------------------------
Date                                            DOMINIC WELCH, Treasurer




May 15, 1997                                    /s/ Peter W. G. Cayias
-----------------------                         -----------------------------
Date                                            PETER W.G. CAYIAS, Secretary