Form 10QSB
period 1997-06-30
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 1997-08-14
CIK 5117

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

For the quarterly period ended  June 30, 1997

                                       or

[ ]  Transition  Report  Under  Section 13 or 15(d) of the  Exchange Act

For the transition  period from ____________  to ________________

Commission  file number 2-54020

                     American Geological Enterprises, Inc.
             (Exact name of registrant as specified in its charter)

               Utah                                     87-0273300
   (State or other jurisdiction of                   (I.R.S.  Employer
    incorporation  or  organization)                 Identification No.)


                  1102 Walker Center Salt Lake City, Utah 84111
                   (Address of principal executive officers)

                                 (801) 363-3283
                         (Registrant's telephone number)

(Former name, former address, and former fiscal year, if changed since last report)



Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



As of June 30, 1997, 1,260,997 shares of common stock were outstanding.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                                 Balance Sheets





                                     Assets
                                                                                    June 30,   December 31,
                                                                                      1997          1996
                                                                                   (unaudited)
Current assets:
Cash and cash equivalents                                                          $  877,954      833,654
Marketable securities held-for-sale                                                   203,683      193,217
Accounts receivable                                                                    21,749       24,414
Interest and dividends receivable                                                       1,276        1,276
Prepaid lease costs                                                                     1,996        2,649
Total current assets                                                                1,106,658    1,055,210
                                                                                   ----------    ---------
Investment in geothermal power unit, at cost, less accumulated amortization of
$119,957 in 1997 and $104,962 in 1996                                                 707,242      722,237

Marketable securities held-to-maturity                                                 71,172       71,239
                                                                                   ----------    ---------
                                                                                   $1,885,072    1,848,686
                                                                                   ==========    =========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                                   $   10,045        6,793
Income taxes payable                                                                   11,567        2,089
Accrued liabilities                                                                    23,825       20,730
                                                                                   ----------    ---------
Total current liabilities                                                              45,437       29,612
Deferred income taxes                                                                 108,069      109,976
Deferred revenue                                                                    1,001,109    1,022,335
Minority interest                                                                      10,086       10,086
Stockholders' equity:
Common stock, $.01 par value; authorized 2,500,000 shares; issued and
outstanding 1,260,997 shares                                                           12,610       12,610
Additional paid-in capital                                                            557,211      557,211
Unrealized gain on marketable securities, net of tax                                   16,314        9,383
Retained earnings                                                                     134,236       97,473
                                                                                   ----------    ---------
                                                                                      720,371      676,677
                                                                                   ----------    ---------
                                                                                   $1,885,072    1,848,686
                                                                                   ==========    =========




See accompanying notes to financial statements.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Operations
                                  (Unaudited)




                                           Three months ended    Six months ended
                                             June 30, June 30,  June 30,  June 30,
                                              1997     1996      1997      1996
Revenues - gross revenues from geothermal
   power unit                                41,716    40,842    83,124    81,585
                                             ------    ------    ------    ------
Expenses:
Operating expenses of geothermal
   power unit                                17,647    14,744    31,408    32,088
Amortization of geothermal power unit         7,498     7,498    14,995    14,995
Lease costs                                   1,161     1,161     2,322     2,322
General and administrative                    6,304    14,988     9,224    23,089
                                             ------    ------    ------    ------
                                             32,610    38,391    57,949    72,494
                                             ------    ------    ------    ------
Income from operations                        9,106     2,451    25,175     9,091

Other income and expenses:
Interest  income                              9,729     8,852    19,236    19,314
Dividend income                               2,229     2,093     3,657     3,473
Royalty income                                  387       558       766       752
                                             ------    ------    ------    ------
                                             12,345    11,503    23,659    23,539
                                             ------    ------    ------    ------

Income before income taxes                   21,451    13,954    48,834    32,630
Income tax expense                            3,141     2,030    12,071     6,555
                                             ------    ------    ------    ------
Net income                                  $18,310    11,924    36,763    26,075
                                             ======    ======    ======    ======
Net income per share                        $   .01       .01       .03       .02
                                             ======    ======    ======    ======




See accompanying notes to financial statements.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Cash Flows
                                  (Unaudited)




                                                                                Six months ended

                                                                              June 30,      June 30,
                                                                                 1997         1996

Cash flows from operating activities:
     Net income                                                              $  36,763       26,075
     Adjustments to reconcile net income to net cash provided by operating activities:
          Amortization of geothermal power unit                                 14,995       14,995
          Accretion on marketable securities held to maturity                       67           52
          Change in operating assets and liabilities:
               Accounts receivable                                               2,665         (163)
               Interest and dividends receivable                                  --           (321)
               Prepaid income taxes                                               --         (2,856)
               Prepaid lease costs                                                 653          663
               Accounts payable                                                  3,252      (13,395)
               Accrued liabilities                                               3,095        3,018
               Income taxes payable                                              9,478      (68,269)
               Deferred income taxes                                            (5,109)      (5,651)
               Deferred revenue                                                (21,226)     (21,225)
                                                                           -----------    ---------
               Net cash provided by/(used in) operating activities             (44,633)     (67,077)
                                                                           -----------    ---------
Cash flows from investing activities:
     Purchase of marketable securities                                            (333)        (245)
                                                                           -----------    ---------
          Net cash used in investing activities                                   (333)        (245)
                                                                           -----------    ---------
Increase (decrease) in cash and cash equivalents                                44,300      (67,322)

Cash and cash equivalents at beginning of period                               833,654      869,129
                                                                           -----------    ---------
Cash and cash equivalents at end of period                                   $ 877,954      801,807
                                                                           ===========    =========




See accompanying notes to financial statements.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Notes and Disclosures to Form 10-QSB



1.      Presentation

        The financial statements as of June 30, 1997, and for the six months then ended were prepared by American Geological Enterprises, Inc. (AGE) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. AGE has previously filed with the SEC a Form 10-KSB, which included audited financial statements for the two years ending December 31, 1996 and 1995. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in AGE's Form 10-KSB filing.


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

Financial Condition & Results of Operations

At June 30, 1997, AGE's financial condition is consistent with December 31, 1996. Income and expenses for the three months ended and the six months ended June 30, 1997 and 1996 are consistent except for general and administrative expenses that increased in 1996 due to increased professional fees.

Liquidity

AGE's liquidity at June 30, 1997, is considered adequate with $1,061,221 in working capital. AGE is committed to furnish its share of steam from its investment in a geothermal power unit to Utah Power & Light under a 30-year agreement that commenced in 1991. Additionally, AGE's future commitments consist of lease payments on the land which lies within the participating area of the geothermal power unit. There are no other commitments or anticipated expenditures of a capital nature.

AGE's economic future will be dependent, in major part, upon the value of its undeveloped interests in the geothermal power unit. The value of such undeveloped interests will, in turn, be dependent upon, among other matters (a) the then current price of energy; (b) governmental incentives to develop renewable resources; (c) regulatory incentives; and (d) the load needs of UP&L.

Other

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


                                           AMERICAN GEOLOGICAL ENTERPRISES, INC.
                                           (Registrant)



August 15, 1997                            Dominic Welch
-----------------                          ----------------------------
Date                                       DOMINIC WELCH, Treasurer




August 15, 1997                            Peter W. G. Cayias
-----------------                          ----------------------------
Date                                       PETER W.G. CAYIAS, Secretary