Form 10QSB
period 1997-09-30
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 1997-11-10
CIK 5117

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

        For the quarterly period ended  September 30, 1997
                                       -----------------------------------------

                                       or

[ ]     Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number  2-54020
                       ---------------------------------------------------------

                     American Geological Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Utah                                       87-0273300
------------------------------------              ---------------------------
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                  Identification No.)

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



As of September 30, 1997, 1,260,997 shares of common stock were outstanding.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                                 Balance Sheets





                                                               September 30,
                                                                   1997       December 31,
                    Assets                                      (unaudited)       1996
                    ------                                     -------------  -----------

Current assets:
     Cash and cash equivalents                                  $  912,169      833,654
     Marketable securities held-for-sale                           188,942      193,217
     Accounts receivable                                            21,922       24,414
     Interest and dividends receivable                               1,723        1,276
     Prepaid lease costs                                             3,810        2,649
                                                                ----------   ----------

     Total current assets                                        1,128,566    1,055,210

Investment in geothermal power unit, at cost,
  less accumulated amortization of $127,454
  in 1997 and $104,962 in 1996                                     699,745      722,237

Marketable securities held-to-maturity                              71,138       71,239
                                                                ----------   ----------

                                                                $1,899,449    1,848,686
                                                                ==========   ==========

       Liabilities and Stockholders' Equity
       ------------------------------------

Current liabilities:
     Accounts payable                                           $    9,402        6,793
     Income taxes payable                                           12,576        2,089
     Accrued liabilities                                            25,395       20,730
                                                                ----------   ----------
         Total current liabilities                                  47,373       29,612

Deferred income taxes                                              111,523      109,976
Deferred revenue                                                   990,497    1,022,335
Minority interest                                                   10,086       10,086


Stockholders' equity:
     Common stock, $.01 par value; authorized
       2,500,000 shares; issued and outstanding
       1,260,997 shares                                             12,610       12,610

     Additional paid-in capital                                    557,211      557,211
     Unrealized gain on marketable securities, net of tax           22,728        9,383
     Retained earnings                                             147,421       97,473
                                                                ----------   ----------

                                                                   739,970      676,677
                                                                ----------   ----------

                                                                $1,899,449    1,848,686
                                                                ==========   ==========

See accompanying notes to financial statements.


                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Operations
                                  (Unaudited)




                                           Three months ended   Nine months ended
                                          -----------------------------------------
                                           Sept. 30, Sept. 30, Sept. 30,  Sept. 30,
                                             1997      1996      1997       1996
                                          ---------- --------- ---------  ---------
Revenues - gross revenues from geothermal
   power unit                                42,008    40,929   125,132   122,514
                                            -------   -------   -------   -------
Expenses:
     Operating expenses of geothermal
       power unit                            13,544    15,658    44,952    47,746
     Amortization of geothermal power unit    7,497     7,497    22,492    22,492
     Lease costs                              1,161     1,161     3,483     3,483
     General and administrative              11,778     2,676    21,002    25,765
                                            -------   -------   -------   -------
                                             33,980    26,992    91,929    99,486
                                            -------   -------   -------   -------
          Income from operations              8,028    13,937    33,203    23,028

Other income and expenses:
     Interest  income                        10,252     8,517    29,488    27,831
     Dividend income                          1,747     2,212     5,404     5,685
     Royalty income                             259       394     1,025     1,146
                                            -------   -------   -------   -------
                                             12,258    11,123    35,917    34,662
                                            -------   -------   -------   -------

          Income before income taxes         20,286    25,060    69,120    57,690

Income tax expense                            7,100    10,499    19,171    17,054
                                            -------   -------   -------   -------

          Net income                        $13,186    14,561    49,949    40,636
                                            =======   =======   =======   =======

          Net income per share              $   .01       .01       .04       .03
                                            =======   =======   =======   =======




See accompanying notes to financial statements.




                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Cash Flows
                                  (Unaudited)



                                                                           Nine months ended
                                                                        ------------------------
                                                                         Sept. 30,     Sept. 30,
                                                                           1996          1996
                                                                        ----------    ----------
Cash flows from operating activities:
     Net income                                                         $  49,949       40,636
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Amortization of geothermal power unit                            22,492       22,492
          Accretion on marketable securities held to maturity                 100           78
          Change in operating assets and liabilities:
               Accounts receivable                                          2,492         (255)
               Interest and dividends receivable                             (447)        (509)
               Prepaid lease costs                                         (1,161)      (1,161)
               Accounts payable                                             2,609      (13,595)
               Accrued liabilities                                          4,665        4,534
               Income taxes payable                                        10,487      (68,947)
               Deferred income taxes                                       (5,110)      (4,464)
               Deferred revenue                                           (31,837)     (31,837)
                                                                        ----------    ---------

               Net cash provided by/(used in) operating activities         54,239      (53,028)
                                                                        ----------    ---------

Cash flows from investing activities:
     Purchase of marketable securities                                       (724)        (608)
     Redemption of marketable securities                                   25,000           --
                                                                        ----------    ---------

Net cash provided by/(used in) investing activities                        24,276         (608)
                                                                        ----------    ---------

Increase (decrease) in cash and cash equivalents                           78,515      (53,636)

Cash and cash equivalents at beginning of period                          833,654      869,129
                                                                        ----------    ---------

Cash and cash equivalents at end of period                              $ 912,169      815,493
                                                                        ==========    =========




See accompanying notes to financial statements.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Notes and Disclosures to Form 10-QSB



1.   Presentation
     ------------

     The financial statements as of September 30, 1997, and for the nine months then ended were prepared by American Geological Enterprises, Inc. (AGE) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. AGE has previously filed with the SEC a Form 10-KSB, which included audited financial statements for the two years ending December 31, 1996 and 1995. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in AGE's Form 10-KSB filing.


2.   Net Income Per Share
     --------------------

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

Financial Condition & Results of Operations
-------------------------------------------

At September 30, 1997, AGE's financial condition is consistent with December 31, 1996. Income and expenses are consistent for both the three months and the nine months ended September 30, 1997 and 1996.

Liquidity
---------

AGE's liquidity at September 30, 1997, is considered adequate with $1,081,193 in working capital. AGE's future commitments consist of lease payments on land which lies within the participating area of the geothermal power unit. Additionally, AGE is committed to furnish its share of steam from its investment in the geothermal power unit to Utah Power & Light (UP&L) under a 30-year agreement that commenced in 1991. There are no other commitments or anticipated expenditures of a capital nature.

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


                                           AMERICAN GEOLOGICAL ENTERPRISES, INC.
                                           (Registrant)




November 6, 1997                           Dominic Welch
---------------------------                -------------------------------------
Date                                       DOMINIC WELCH, Treasurer




November 6, 1997                           Peter W. G. Cayias
---------------------------                -------------------------------------
Date                                       PETER W.G. CAYIAS, Secretary