Form 10KSB
period 1997-12-31
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 1998-03-30
CIK 5117

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

For the fiscal year ended December 31, 1997
                          ------------------------------------------------------
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ---------------------      ----------------------
Commission file Number          2-54020
                               -------------------------------------------------

                      American Geological Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Utah                                         87-0273300
-------------------------------                   ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                  1102 Walker Center Salt Lake City, Utah 84111
--------------------------------------------------------------------------------
                    (Address of principal executive officers)

Registrant's telephone number, including area code         (801) 363-3283
                                                   -----------------------------

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
                                                                        [X]

State issuer's revenues for its most recent fiscal year.                $167,013

The market in which the common stock of the Registrant is traded is the "over-the-counter" market. During the last year trading was limited and done primarily on a negotiated basis.

                                Table of Contents



  Heading                                                               Page
------------                                                         -----------
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

Item 4      Submission of Matters to a Vote of Securities Holders           I-2


                                     Part II

Item 5      Market for Common Equity and Related Stockholder Matters       II-1

Item 6      Management's Discussion and Analysis                           II-1

Item 7      Consolidated Financial Statements                              II-2

Item 8      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         II-2


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

Item 10     Executive Compensation                                        III-3

Item 11     Security Ownership of Certain Beneficial Owners and
               Management                                                 III-3

Item 12     Certain Relationships and Related Transactions                III-3

Item 13     Exhibits and Reports on Form 8-K                              III-3

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1997

                                     Part I


Item 1.       Description of Business
-------       -----------------------

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

              AGE holds a 5.49 percent working interest in the Roosevelt Hot Springs geothermal power unit (Unit). On July 22, 1993, AGE agreed to sell on a prepayment basis its steam from the Unit for a 30-year period to PacifiCorp, which has constructed the Blundell power plant to utilize the steam. Certain leases have been committed to the Unit, of which 188 acres are within the participating area.

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

Item 2.       Description of Property
-------       -----------------------

              AGE held all mineral (including geothermal) rights in leases, covering approximately 17,284 acres of land, that expired in 1991. However, certain leases were assigned to subsequent parties and AGE retained an overriding interest in the royalties from productive land. As of December 31, 1997, approximately 450 acres of land in Central Utah continued to be productive (from oil wells) and AGE continues to receive the related royalty payments which aggregated $1,312 in 1997. AGE will continue to receive these overriding interest royalty payments as long as the land remains productive.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report



Item 2.       Description of Property (continued)
-------       -----------------------

              AGE holds all mineral (including geothermal) rights in leases covering approximately 9,400 acres located in the valley on the west side of the Mineral Mountains in Beaver and Millard counties in Utah. These leases include land that has been made part of the Unit. The original terms of these leases expired in 1991, but the leases are automatically extended for 1-year periods as long as the lands involved remain part of the active, producing Unit. The annual commitment for lease payments on these leases amounts to approximately $4,645, together with a royalty equal to five percent of gross revenues from the sale of steam on one lease.


Item 3.       Legal Proceedings
-------       -----------------

              None.


Item 4.       Submission of Matters to a Vote of Securities Holders
-------       -----------------------------------------------------

              None.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1997

                                     Part II


Item 5.       Market For the Common Equity and Related Stockholder Matters
-------       ------------------------------------------------------------

              a) The market in which the common stock of the Registrant is traded is the "over-the-counter" market. During the last three years, there were no established "bid" or "asked" prices and trading was done primarily on a negotiated basis.

              b) The approximate number of holders of common stock of AGE at December 31, 1997 is 715.


Item 6.       Management's Discussion and Analysis
-------       ------------------------------------

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

              Results of Operations - Years ended December 31, 1997 and 1996:
              ---------------------------------------------------------------

              Gross revenues from the Unit represent sales of steam production and fluctuate based on the activity and production of the Unit. Gross revenues for fiscal year 1997 are fairly consistent with the previous year's revenues, however, operating income increased to $47,351 in 1997 from $32,976 in 1996. This was primarily a result of the following two factors. First, operating income increased as a result of less operation and maintenance expenses being incurred in the current year ($58,454 in 1997 compared to $64,165 in 1996). Secondly, general and administrative expenses decreased ($26,574 in 1997 compared to $31,968 in 1996) as AGE made a $5,000 charitable contribution in fiscal year 1996 but not during fiscal year 1997.

              Royalty Income:
              ---------------

              AGE owns seven oil and gas leases, all of which have been assigned to either Pennzoil, Medallion Exploration, or Flying J Oil and Gas. Pursuant to these assignments, AGE retained an overriding interest in royalties from productive land; and for the year ended December 31, 1997, AGE received $1,312 in override interest royalty payments.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report


Item 6.       Management's Discussion and Analysis (continued)
-------       ------------------------------------

              Liquidity:
              ----------

              AGE's liquidity at December 31, 1997, is considered adequate with $1,089,326 in working capital. AGE believes that it has sufficient resources to cover its cash needs during the fiscal year 1998.

              Commitments:
              ------------

              AGE's future commitments consist of lease payments on land. There are no other commitments or anticipated expenditures of a capital nature, other than the commitment related to the agreement for the sale of steam discussed above.

              External Factors:
              -----------------

              AGE's economic future will be dependent, in major part, upon the value of its undeveloped interests in the Unit. The value of such undeveloped interests will, in turn, be dependent upon, among other matters, (i) the current price of energy, (ii) governmental incentives to develop renewable resources, (iii) regulatory incentives, and (iv) the load needs of PacifiCorp.


Item 7.       Consolidated Financial Statements
-------       ---------------------------------

              Index to Consolidated Financial Statements                   Page
              ------------------------------------------                   ----

              Independent Auditors' Report                                 II-3

              Consolidated Balance Sheets - December 31, 1997 and 1996     II-4

              Consolidated Statements of Income -
                 Years ended December 31, 1997 and 1996                    II-5

              Consolidated Statements of Stockholders' Equity -
                 Years ended December 31, 1997 and 1996                    II-6

              Consolidated Statements of Cash Flows -
                 Years ended December 31, 1997 and 1996                    II-7

              Notes to Consolidated Financial Statements                   II-8


Item 8.       Changes in and Disagreements with Accountants on Accounting and
-------       ---------------------------------------------------------------
              Financial Disclosure
              --------------------

              None.

                          Independent Auditors' Report



The Board of Directors
American Geological Enterprises, Inc.:


We have audited the accompanying consolidated balance sheets of American Geological Enterprises, Inc. and subsidiaries (AGE) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of AGE's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGE as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                           KPMG Peat Marwick LLP


Salt Lake City, Utah
February 19, 1998

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996



                                        Assets                                               1997          1996
                                        ------                                            -----------   -----------
Current assets:
    Cash and cash equivalents                                                            $   935,431       833,654
    Marketable securities (note 2)                                                           192,365       193,217
    Accounts receivable                                                                       22,025        24,414
    Interest and dividends receivable                                                          1,276         1,276
    Prepaid lease costs                                                                        2,649         2,649
                                                                                          -----------   -----------
           Total current assets                                                            1,153,746     1,055,210

Investment in geothermal power unit, at cost, less accumulated amortization of
   $134,951 and $104,962 at December 31, 1997 and 1996                                       692,248       722,237

Marketable securities (note 2)                                                                71,106        71,239
                                                                                          -----------   -----------
           Total assets                                                                  $ 1,917,100     1,848,686
                                                                                          ===========   ===========

                         Liabilities and Stockholders' Equity
                         ------------------------------------
Current liabilities:
    Accounts payable                                                                     $     7,751         6,793
    Income taxes payable                                                                      18,374         2,089
    Accrued liabilities                                                                       27,286        20,730
    Deferred income taxes (note 5)                                                            11,009         5,582
                                                                                          -----------   -----------
           Total current liabilities                                                          64,420        35,194
Deferred income taxes (note 5)                                                                95,803       104,394
Deferred revenue (note 6)                                                                    979,885     1,022,335
Minority interest                                                                             11,152        10,086
Stockholders' equity:
    Common stock, $.01 par value; authorized 2,500,000 shares; issued and
      outstanding 1,260,997 shares                                                            12,610        12,610
    Additional paid-in capital                                                               557,211       557,211
    Unrealized gain on marketable securities, net of tax                                      18,506         9,383
    Retained earnings                                                                        177,513        97,473
                                                                                          -----------   -----------
           Total stockholders' equity                                                        765,840       676,677
Commitments (note 4)
                                                                                          -----------   -----------
           Total liabilities and stockholders' equity                                    $ 1,917,100     1,848,686
                                                                                          ===========   ===========


See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                        Consolidated Statements of Income

                     Years ended December 31, 1997 and 1996



                                                                        1997          1996
                                                                      ----------   ----------

Revenues - geothermal power unit (note 6)                            $  167,013      163,743
                                                                      ----------   ----------
Expenses:
    Operating and maintenance of geothermal power unit (note 6)          58,454       64,165
    Amortization of geothermal power unit                                29,989       29,989
    General and administrative                                           26,574       31,968
    Lease costs                                                           4,645        4,645
                                                                      ----------   ----------
                                                                        119,662      130,767
                                                                      ----------   ----------
           Operating income                                              47,351       32,976
Other income:
    Interest income                                                      42,765       38,451
    Dividend income                                                      16,188       16,904
    Royalties                                                             1,312        1,433
    Gain on redemption of marketable securities                             125            -
                                                                      ----------   ----------
                                                                         60,390       56,788
                                                                      ----------   ----------

           Income before income taxes                                   107,741       89,764
Income tax expense (note 5)                                              27,701       23,994
                                                                      ----------   ----------
           Net income                                                $   80,040       65,770
                                                                      ==========   ==========

Basic net income per share:                                          $      .06          .05
                                                                      ==========   ==========



See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                 Consolidated Statements of Stockholders' Equity

                     Years ended December 31, 1997 and 1996




                                                                  Addi-        Unreal-                      Total
                                         Common stock            tional       ized gain                     stock-
                                    ------------------------     paid-in     (loss), net     Retained      holders'
                                     Shares         Amount       capital        of tax       earnings       equity
                                    ----------    ----------    ----------    ----------    ----------    ----------

Balance,
   December 31, 1995                 1,260,997   $    12,610       557,211        9,731         31,703      611,255

Unrealized loss on marketable
   securities, net of tax                    -             -             -         (348)             -         (348)
Net income                                   -             -             -            -         65,770       65,770
                                    ----------    ----------    ----------    ----------    ----------    ----------

Balance,
   December 31, 1996                 1,260,997        12,610       557,211        9,383         97,473      676,677

Unrealized gain on marketable
   securities, net of tax                    -             -             -        9,123              -        9,123
Net income                                   -             -             -            -         80,040       80,040
                                    ==========    ==========    ==========    ==========    ==========    ==========

Balance,
   December 31, 1997                 1,260,997   $    12,610       557,211       18,506        177,513      765,840
                                    ==========    ==========    ==========    ==========    ==========    ==========





See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1997 and 1996



                                                                                 1997          1996
                                                                              ----------    ----------
Cash flows from operating activities:
    Net income                                                               $   80,040        65,770
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Amortization of geothermal power unit                                    29,989       29,989
         Accretion on investments                                                   133           132
         Gain on redemption of marketable securities                               (125)            -
         Changes in operating assets and liabilities:
            Receivables                                                           2,389        (3,404)
            Accounts payable and accrued liabilities                              7,514        (6,003)
            Income taxes payable                                                 16,285       (66,180)
            Minority interest                                                     1,066           412
            Deferred income taxes                                                (8,466)       (7,387)
            Deferred revenue                                                    (42,450)      (42,450)
                                                                              ----------    ----------
                  Net cash provided by (used in) operating activities            86,375       (29,121)
                                                                              ----------    ----------
Cash flows from investing activities:
    Redemption of marketable securities                                          25,000         3,000
    Acquisition of marketable securities                                         (9,598)       (9,354)
                                                                              ----------    ----------
                  Net cash provided by (used in) investing activities            15,402        (6,354)
                                                                              ----------    ----------
Increase (decrease) in cash and cash equivalents                                101,777       (35,475)

Cash and cash equivalents, beginning of year                                    833,654       869,129
                                                                              ----------    ----------
Cash and cash equivalents, end of year                                       $  935,431       833,654
                                                                              ==========    ==========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid during the year for income taxes                                   $   19,747        28,680




See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996



(1)    Summary of Significant Accounting Policies
       ------------------------------------------

       (a)  Description of Business
            -----------------------

            American Geological Enterprises, Inc. and subsidiary (AGE) are engaged in activities designed to identify and acquire geothermal and oil and gas leases in the Western United States. AGE's revenue is primarily derived from royalty payments from these leases.

       (b)  Marketable Securities
            ---------------------

            Marketable investment securities at December 31, 1997, consist of corporate debt and equity securities. AGE classifies its debt securities as "held-to-maturity" and all other securities as "available-for-sale."

            Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost adjusted for the accretion of premiums and discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

       (c)  Investment in Geothermal Power Unit
            -----------------------------------

            The   investment   in  the  Unit  is  being   amortized   using  the
            straight-line method over the term (30 years) of the steam sale agreement with PacifiCorp (note 6).

       (d)  Lease Costs
            -----------

            Annual lease payments are expensed over the period of the lease. Direct costs of acquisition of new leases are capitalized and amortized over the initial life of the lease.

       (e)  Cash and Cash Equivalents
            -------------------------

            Cash and cash equivalents include all cash and investments with original maturities to AGE of three months or less.

       (f)  Net Income Per Share
            --------------------

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). SFAS 128 became effective for financial statements with interim and annual periods ending after December 15, 1997. Accordingly, AGE has adopted SFAS 128.

            SFAS 128  establishes  a different  method of  computing  net income
            (loss) per common share than was previously required under the provisions of Accounting Principles Board Opinion No. 15. SFAS 128, requires the presentation of basic and diluted income (loss) per share. Basic is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. For fiscal year 1997 and 1996, only basic earnings per share calculations were applicable, as AGE had no potentially dilutive common shares outstanding.

            Based on the criteria noted above, basic net income per share computations have been based upon 1,260,977 shares outstanding for the years ended December 31, 1997 and 1996, respectively.

       (g)  Consolidation Policy
            --------------------

            AGE owns 83.8 percent interest in Overthrust Exploration Corporation (Overthrust), a Nevada corporation that was incorporated to explore for and develop oil and gas properties. Accordingly, Overthrust has been included in the consolidated financial statements. All directors of Overthrust are also directors of AGE. All intercompany accounts have been eliminated in consolidation.

       (h)  Reclassifications
            -----------------

            Certain   amounts  in  the  prior  year's   consolidated   financial
            statements have been reclassified to conform to the fiscal year 1997 presentation.

       (i)  Use of Estimates
            ----------------

            Management of AGE has made estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)    Marketable Securities
       ---------------------

       Marketable investment securities at December 31, 1997 and 1996, consist of:

                                                                        1997           1996
                                                                    ------------   -------------

            Available-for-sale, at fair value                     $     192,365         193,217
            Held-to-maturity, at amortized cost                          71,106          71,239
                                                                    ------------   -------------
                                                                  $     263,471         264,456
                                                                    ============   =============

       The amortized cost, gross unrealized holding gains, and fair market value for marketable securities by major security type at December 31, 1997 and 1996, were as follows:

                                                                                        Gross
                                                                                     unrealized
                                                                     Amortized      holding gains
                                                                        cost                        Fair value
                                                                    ------------   -------------   -------------

            Year ended December 31, 1997:
                Available-for-sale - equity securities           $      162,850          29,515        192,365
                                                                    ============   =============   =============

                Held-to-maturity - corporate debt securities
                                                                 $       71,106           5,203         76,309
                                                                    ============   =============   =============

            Year ended December 31, 1996:
                Available-for-sale:
                   Mortgage-backed securities                    $        25,000             250         25,250
                   Equity securities                                     153,252          14,715        167,967
                                                                    ------------    ------------    ------------

                                                                 $       178,252          14,965        193,217
                                                                    ============    ============    ============

                Held-to-maturity - corporate debt securities
                                                                 $        71,239           2,899         74,138
                                                                    ============    ============    ============

       Maturities of debt securities classified as held-to-maturity were as follows at December 31, 1997:

                                                                     Amortized           Fair
                                                                        cost            value
                                                                    ------------    ------------

            Due within five years                                $       50,401           52,013
            Due after ten years                                          20,705           24,296
                                                                    ============    ============
                                                                 $       71,106           76,309
                                                                    ============    ============

(3)    Fair Value of Financial Instruments
       -----------------------------------

       The carrying value for certain short-term financial instruments that mature frequently approximates fair value. Such financial instruments include: cash and cash equivalents, accounts receivable, and accounts payable. The fair values of debt securities and equity investments are based on quoted market prices at the reporting date for those or similar investments. See note 2.


 (4)   Land Leases
      -----------

       AGE held geothermal or all mineral (including geothermal) rights in leases, covering approximately 17,284 acres of land, that expired in 1991. However, certain leases were assigned to subsequent parties and AGE retained an overriding interest in the royalties from productive land. As of December 31, 1997, approximately 450 acres of land in Central Utah continued to be productive and AGE continued to receive the related royalty payments which aggregated $1,312 in 1997 and $1,433 in 1996. AGE will continue to receive these overriding interest royalty payments as long as the land remains productive.

       AGE also holds geothermal or all mineral (including geothermal) rights in leases covering approximately 9,400 acres located in the valley on the west side of the Mineral Mountains in Beaver and Millard counties in Utah. These leases include land that has been made part of the Roosevelt Hot Springs geothermal power unit (the Unit). The original terms of these leases expired in 1991, but the leases are automatically extended for 1-year periods as long as the lands involved remain part of the active, producing Unit. The annual commitment for lease payments on these leases amounts to approximately $4,645, together with a royalty of five percent of gross revenues from the sale of steam on one lease. AGE may terminate its leases by not making the annual lease or royalty payments.


(5)    Income Taxes
       ------------

       Income tax expense (benefit) attributable to income from operations consists of:

                                                         Current      Deferred      Total
                                                       ----------   -----------   ----------
              Year ended December 31, 1997:
                  U.S. federal                       $    29,583       (2,759)       26,824
                  State and local                          1,283         (406)          877
                                                       ----------   -----------   ----------
                                                     $    30,866       (3,165)       27,701
                                                       ==========   ===========   ==========
              Year ended December 31, 1996:
                  U.S. federal                       $    26,601       (6,505)       20,096
                  State and local                          4,855         (957)        3,898
                                                       ----------   -----------   ----------
                                                     $    31,456       (7,462)       23,994
                                                       ==========   ===========   ==========

       ------------

       Income tax expense attributable to income from operations for the years ended December 31, 1997 and 1996, differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                                                                                     1997         1996
                                                                                   ----------   ----------
              Computed "expected" tax expense                                    $   36,630       30,519
              Increase (reduction) in income taxes resulting from:
                    State and local income taxes, net of federal income
                      tax benefit                                                       580        2,573
                    Effect of surtax exemption and other, net                        (9,509)      (9,098)
                                                                                   ----------   ----------
                                                                                 $   27,701       23,994
                                                                                   ==========   ==========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 1997 and 1996, are presented below:

                                                                                     1997          1996
                                                                                   ---------     ---------

                  Valuation of marketable securities                             $    11,009         5,582
                  Investment in geothermal power unit, principally due
                    to amortization                                                   95,803       104,394
                                                                                   ----------   ----------

                                Total deferred tax liabilities                   $   106,812       109,976
                                                                                   =========     =========



(6)    Revenues and Expenses of Geothermal Power Unit
       ----------------------------------------------

       AGE entered into an agreement on July 22, 1993, to sell its share of steam from the Unit for a 30-year period on a prepayment basis commencing January 22, 1991 to PacificCorp, which has constructed the Blundell power plant to utilize the steam. The advance received is being recognized as revenue over the remaining term of the agreement. Revenue of approximately $42,000 was amortized and recognized in each of 1997 and 1996. Additionally, PacificCorp pays royalties on the lease AGE holds relating to the Unit. Royalties due are equal to five percent of AGE's share of revenues from the sale of steam. PacificCorp paid AGE approximately $125,000 and $121,000 in 1997 and 1996, respectively, for these royalties.

       AGE is required to pay its proportionate share of operating and maintenance expenses to the operator of the Unit. AGE paid operating and maintenance expenses of approximately $58,000 and $64,000 in 1997 and 1996, respectively.

(7)    Officer Remuneration
       --------------------

       There was no compensation paid to officers and directors during the fiscal years ended December 31, 1997 or 1996.

       The stockholders adopted an Employee Qualified Stock Option Plan (Plan) under which a maximum of 25,000 shares of AGE's $.01 par value common stock are reserved for issuance to key employees of AGE at market value on the date of grant. Options expire five years from the date of grant. No options are outstanding under the Plan.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1997

                                    Part III



Item 9.       Directors,  Executive Officers,  Promoters,  and  Control Persons;
-------       ------------------------------------------------------------------
              Compliance with Section 16(a) of the Exchange Act
              -------------------------------------------------

              The following directors and executive officers will serve until the next annual stockholders' meeting and until their successors are duly qualified and elected.

                       Name                        Office
                       ----                        ------

                  Milton Fisher           Chairman of the Board and Director
                  Paul T. Walton          President and Director
                  M. Walker Wallace       Vice President and Director
                  Peter W. G. Cayias      Secretary and Director
                  Dominic Welch           Treasurer and Director
                  Katie L. Dixon          Director

              Mr. Fisher, 77, President of A. D. Gilhart & Co., Inc. (investment bankers since 1959), has been a Director of AGE since its organization in 1969 and now serves as Chairman of the Board. He holds a doctor of law, is a member of the Bar of the State of New York, and presently serves as a director of several public companies. He has written and lectured in the field of business finance and interpersonal relationships.

              Dr. Walton, 84, who became President of AGE upon its organization in 1969, has also been a Director since 1969, and has been engaged for over 40 years as an independent geologist in connection with the exploration and development of oil and gas and other mineral properties. He is a member of a number of geological associations and has published numerous articles in this field. He holds a bachelor of science in geological engineering, a master of science in geology from the University of Utah, and a doctor of philosophy in geology from the Massachusetts Institute of Technology.

              Mr. Wallace, 74, has been an officer and director of AGE and has devoted a portion of his time to its affairs since 1969. He is also, and has been for over 35 years, a consultant in the development and management of real property investments and a private investor. Mr. Wallace presently serves as a Director and a member of the executive committee of the First Interstate Bank of Utah, as a Director and President of Arizona Ranch & Metals Company, and as Chairman of Wallace Associates, Inc., a real estate investment and management firm. He holds a bachelor of arts from Stanford University and a master's degree in city planning from the Massachusetts Institute of Technology.





                                     III-1

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report


Item 9.       Directors,  Executive Officers,  Promoters,  and  Control Persons,
-------       ------------------------------------------------------------------
              Compliance with Section 16(a) of the Exchange Act (continued)
              -------------------------------------------------

              Mr. Cayias, 62, has been a licensed insurance agent since 1960. He has been an officer and director of AGE since 1969 and is also an officer and director of several other corporations engaged in the real estate business and natural resource investment business. Mr. Cayias holds a bachelor of science in business administration from the University of Utah.

              Mr. Welch, 65, is a certified public accountant and is the President and a Director of Kearns-Tribune Corporation, where he has been employed for over 20 years. He became a Director and Treasurer of AGE in 1970. Mr. Welch holds a bachelor of arts in accounting from Utah State University.

              Mrs. Dixon, 72, was Recorder of Salt Lake County from January 1975 through December 1994, and a Director of AGE since 1972. For more than 14 years prior to 1975, she was involved in community affairs. Mrs. Dixon holds a bachelor of science from Utah State University.

              Beneficial Ownership Reporting Compliance
              -----------------------------------------

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




                                     III-2

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report



Item 10.      Executive Compensation
--------      ----------------------

              There was no compensation paid to officers or directors during the years ended December 31, 1997 and 1996.

              On December 15, 1970, the stockholders adopted an Employee Qualified Stock Option Plan (Plan) under which a maximum of 25,000 shares of AGE's common stock are reserved for issuance to key employees of AGE at market value on the date of grant. Options expire five years from the date of grant. No options are outstanding under the Plan.


Item 11.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------

              The following table sets forth information as to the ownership of AGE's $.01 par value common stock by all officers and directors of AGE as a group and by owners of more than five percent of AGE's common stock as of December 31, 1997:

                                                                       Type of            Amount          Percent of
               Name                                                   ownership           owned             class
               ----                                                ---------------     ------------      ------------

                  All directors and officers (6) as a group            Record             395,747           31%
                  M. Walker Wallace                                    Record             107,667            9
                  Katie L. Dixon                                       Record             104,428            8
                  Paul T. Walton                                       Record              76,665            6
                  Milton Fisher                                        Record              75,646            6



Item 12.      Certain Relationships and Related Transactions
--------      ----------------------------------------------

              None.


Item 13.      Exhibits and Reports on Form 8-K
--------      --------------------------------

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


AMERICAN GEOLOGICAL ENTERPRISES, INC.
-------------------------------------
                                                              (Registrant)




                                        By          Paul T. Walton
                                           -------------------------------------
                                           Paul T. Walton, President and
                                              Principal Executive Officer



Date                                    By          Peter W. G. Cayias
         -----------------------------     -------------------------------------
                                           Peter W. G. Cayias, Secretary and
                                              Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.


         Paul T. Walton                                M. Walker Wallace
-----------------------------------           ----------------------------------
Paul T. Walton, Director                      M. Walker Wallace, Director





         Peter W. G. Cayias                            Dominic Welch
-----------------------------------           ----------------------------------
Peter W. G. Cayias, Director                  Dominic Welch, Director