Form 10QSB
period 1998-03-31
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 1998-05-15
CIK 5117

FORM 10-QSB.-- QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    (Last amended by 34-32231, eff. 6/3/93)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act For the transition period from ________________ to __________________

Commission file number  2-54020

                     American Geological Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Utah                                                 87-0273300
-------------------------------                              -------------------
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

                                                          [X]   Yes     [ ]   No



As of March 31, 1998, 1,260,997 shares of common stock were outstanding.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                                 Balance Sheets





                                                                               March 31,
                                                                                 1998      December 31,
                                 Assets                                       (unaudited)     1997
                                 ------                                       -----------  -----------

Current assets:
     Cash and cash equivalents                                                $  938,350      935,431
     Marketable securities held-for-sale                                         203,261      192,365
     Accounts receivable                                                           6,648       22,025
     Interest and dividends receivable                                             1,723        1,276
     Prepaid lease costs                                                           3,158        2,649
                                                                             -----------  -----------
          Total current assets                                                 1,153,140    1,153,746

Investment in geothermal power unit, at cost, less accumulated
     amortization of $142,449 in 1998 and $134,951 in 1997                       684,750      692,248

Marketable securities held-to-maturity                                            70,968       71,106
                                                                             -----------  -----------
                                                                              $1,908,858    1,917,100
                                                                             ===========  ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
     Accounts payable                                                         $    9,495        7,751
     Income taxes payable                                                         11,396       18,374
     Accrued liabilities                                                          13,231       27,286
     Deferred income taxes                                                        15,073       11,009
                                                                             -----------  -----------

          Total current liabilities                                               49,195       64,420

Deferred income taxes                                                             93,599       95,803
Deferred revenue                                                                 969,272      979,885
Minority interest                                                                 11,152       11,152

Stockholders' equity:
     Common stock, $.01 par value; authorized 2,500,000 shares; issued and
          outstanding 1,260,997 shares                                            12,610       12,610
     Additional paid-in capital                                                  557,211      557,211
     Unrealized gain on marketable securities, net of tax                         25,338       18,506
     Retained earnings                                                           190,481      177,513
                                                                             -----------  -----------

                                                                                 785,640      765,840
                                                                             -----------  -----------

                                                                              $1,908,858    1,917,100
                                                                             ===========  ===========



See accompanying notes to financial statements.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Operations
                                  (Unaudited)



                                                      Three months ended
                                                      ------------------
                                                      March 31, March 31,
                                                        1998      1997
                                                      --------  --------

Revenues - gross revenues from geothermal power unit   $42,560    41,408
                                                      --------  --------
Expenses:
     Operating expenses of geothermal power unit        14,772    13,761
     Amortization of geothermal power unit               7,498     7,497
     Lease costs                                         1,161     1,161
     Other general and administrative                   12,341     2,920
                                                      --------  --------
                                                        35,772    25,339
                                                      --------  --------
          Income from operations                         6,788    16,069

Other income and expenses:
     Interest income                                     8,694     9,507
     Dividend income                                       899     1,428
     Royalties                                              87       379
                                                      --------  --------
                                                         9,680    11,314
                                                      --------  --------

          Income before income taxes                    16,468    27,383

Income tax expense                                       3,500     8,930
                                                      --------  --------
          Net income                                   $12,968    18,453
                                                      ========  ========

          Net income per share                         $   .01       .01
                                                      ========  ========





See accompanying notes to financial statements.



                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Cash Flows
                                  (Unaudited)




                                                                       Three months ended
                                                                     -----------------------
                                                                     March 31,    March 31,
                                                                       1998         1997
                                                                     ---------    ---------

Cash flows from operating activities:
     Net income                                                      $  12,968       18,453
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Amortization of geothermal power unit                          7,498        7,497
          Accretion on marketable securities held to maturity              138           33
          Change in operating assets and liabilities:
               Accounts receivable                                      15,377        2,906
               Interest and dividends receivable                          (447)        (447)
               Prepaid lease costs                                        (509)        (508)
               Accounts payable                                          1,744            0
               Income taxes payable                                     (6,978)      11,268
               Accrued liabilities                                     (14,055)       1,540
               Deferred income taxes                                    (2,204)      (2,472)
               Deferred revenue                                        (10,613)     (10,613)
                                                                     ---------    ---------
               Net cash provided by (used in) operating activities       2,919       27,657
                                                                     ---------    ---------

Increase (decrease) in cash and cash equivalents                         2,919       27,657

Cash and cash equivalents at beginning of period                       935,431      833,654
                                                                     ---------    ---------

Cash and cash equivalents at end of period                           $ 938,350      861,311
                                                                     =========    =========





See accompanying notes to financial statements.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Notes and Disclosures to Form 10-QSB



1.      Presentation
        ------------

        The financial statements as of March 31, 1998, and for the three months then ended were prepared by American Geological Enterprises, Inc. (AGE) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. AGE has previously filed with the SEC a Form 10-KSB, which included audited financial statements for the two years ending December 31, 1997 and 1996. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in AGE's Form 10-KSB filing.


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

Financial Condition & Results of Operations
-------------------------------------------

At March 31, 1998, AGE's financial condition is consistent with December 31, 1997. Income and expenses for the first quarters of 1998 and 1997 are consistent except for other general and administrative expenses and income tax expense. Other general and administrative expenses increased in 1998 due to accounting fees related to a prior year tax audit. Income tax expense in 1998 does not reflect the expected tax rate due to the change in long-term deferred taxes.

Liquidity
---------

AGE's liquidity at March 31, 1998, is considered adequate with $1,103,945 in working capital. AGE is committed to furnish its share of steam from its investment in a geothermal power unit to PacifiCorp under a 30-year agreement that commenced in 1991. Additionally, AGE's future commitments consist of lease payments on the land which lies within the participating area of the geothermal power unit. There are no other commitments or anticipated expenditures of a capital nature.

AGE's economic future will be dependent, in major part, upon the value of its undeveloped interests in the geothermal power unit. The value of such undeveloped interests will, in turn, be dependent upon, among other matters (a) the then current price of energy; (b) governmental incentives to develop renewable resources; (c) regulatory incentives; and (d) the load needs of PacifiCorp.

Other
-----

A tax rate of 34.6 percent was used for income tax calculations for 1998. Current estimates support 34.6 percent as the effective tax rate for the 199 8 year.

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


                                           AMERICAN GEOLOGICAL ENTERPRISES, INC.
                                           (Registrant)




May 15, 1998                               Dominic Welch
------------------------------             -------------------------------------
Date                                       DOMINIC WELCH, Treasurer




May 15, 1998                               Peter W. G. Cayias
------------------------------             -------------------------------------
Date                                       PETER W.G. CAYIAS, Secretary