Form 10QSB
period 1998-06-30
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 1998-08-14
CIK 5117

FORM 10-QSB.-- QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    (Last amended by 34-32231, eff. 6/3/93)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998
                               -------------
                                       or

[ ]  Transition  Report  Under  Section 13 or 15(d) of the  Exchange Act

For the transition period from                   to
                              -------------------   ---------------------
Commission file number 2-54020
                      ---------

                     American Geological Enterprises, Inc.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

            Utah                                        87-0273300
            ----                                        ----------
(State or other jurisdiction of                     (I.R.S.  Employer
incorporation or organization)                     Identification No.)

            495 East 4500 South Suite #102 Salt Lake City, UT 84107
            -------------------------------------------------------
                   (Address of principal executive officers)

                                 (801) 293-8101
                                 --------------
                        (Registrant's telephone number)

                 1102 Walker Center Salt Lake City, Utah 84111
                 ---------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)



Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 [X] Yes [ ] No


As of June 30, 1998, 1,260,997 shares of common stock were outstanding.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                                 Balance Sheets





                                                    June 30,
                                                      1998        December 31,
                             Assets                (unaudited)        1997
                             ------                -----------    ------------
    Current assets:
      Cash and cash equivalents                    $  923,286       935,431
      Marketable securities held-for-sale             202,863       192,365
      Accounts receivable                              22,717        22,025
      Interest and dividends receivable                 1,276         1,276
      Prepaid lease costs                               2,016         2,649
      Prepaid income taxes                                140           --
                                                   ----------    ----------
              Total current assets                  1,152,298     1,153,746

    Investment in geothermal power unit, at
    cost, less  accumulated  amortization of
    $149,946 in 1998 and $134,951 in 1997             677,253       692,248

    Marketable securities held-to-maturity             71,037        71,106
                                                   ----------    ----------
                                                   $1,900,588     1,917,100
                                                   ==========    ==========
    Liabilities and Stockholders' Equity
    ------------------------------------
    Current liabilities:
      Accounts payable                             $    9,620         7,751
      Income taxes payable                                --         18,374
      Accrued liabilities                              14,270        27,286
      Deferred income taxes                            14,797        11,009
                                                   ----------    ----------

              Total current liabilities                38,687        64,420

    Deferred income taxes                              90,803        95,803
    Deferred revenue                                  958,660       979,885
    Minority interest                                  11,152        11,152

    Stockholders' equity:
      Common stock, $.01 par value;
      authorized 2,500,000 shares;
      issued and outstanding 1,260,997 shares          12,610        12,610
      Additional paid-in capital                      557,211       557,211
      Unrealized gain on marketable securities,
      net of tax                                       24,872        18,506
      Retained earnings                               206,593       177,513
                                                   ----------    ----------
                                                      801,286       765,840
                                                   ----------    ----------
                                                   $1,900,588     1,917,100
                                                   ==========    ==========

See accompanying notes to financial statements.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Operations
                                  (Unaudited)


                                              Three months ended           Six months ended
                                              ------------------           ----------------
                                            June 30,      June 30,      June 30,      June 30,
                                              1998          1997          1998          1997
                                            -------       -------       -------       -------
Revenues - gross revenues from geothermal
  power unit                                 42,807        41,716        85,367        83,124
                                            -------       -------       -------       -------
Expenses:
  Operating expenses of geothermal
  power unit                                 11,502        17,647        26,274        31,408
  Amortization of geothermal power unit       7,497         7,498        14,995        14,995
  Lease costs                                 1,142         1,161         2,303         2,322
  General and administrative                 11,730         6,304        24,071         9,224
                                            -------       -------       -------       -------
                                             31,871        32,610        67,643        57,949
                                            -------       -------       -------       -------
      Income from operations                 10,936         9,106        17,724        25,175

Other income and expenses:
  Interest  income                            7,599         9,729        16,293        19,236
  Dividend income                             1,694         2,229         2,593         3,657
  Royalty income                                131           387           218           766
                                            -------       -------       -------       -------
                                              9,424        12,345        19,104        23,659
                                            -------       -------       -------       -------

      Income before income taxes             20,360        21,451        36,828        48,834
Income tax expense                            4,248         3,141         7,748        12,071
                                            -------       -------       -------       -------
      Net income                            $16,112        18,310        29,080        36,763
                                            =======       =======       =======       =======

      Net income per share                  $   .01           .01           .02           .03
                                            =======       =======       =======       =======


See accompanying notes to financial statements.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Cash Flows
                                  (Unaudited)


                                                                     Six months ended
                                                                ---------------------------
                                                                 June 30,         June 30,
                                                                   1998             1997
                                                                ----------       ----------
Cash flows from operating activities:
  Net income                                                     $ 29,080           36,763
  Adjustments to reconcile net income
  to net cash provided by
   operating activities:
    Amortization of geothermal power unit                          14,995           14,995
    Accretion on marketable securities held to maturity                69               67
    Change in operating assets and liabilities:
      Accounts receivable                                            (692)           2,665
      Interest and dividends receivable                               --               --
      Prepaid lease costs                                             633              653
      Prepaid income taxes                                           (140)             --
      Accounts payable                                              1,869            3,252
      Income taxes payable                                        (18,374)           9,478
      Accrued liabilities                                         (13,016)           3,095
      Deferred income taxes                                        (5,000           (5,109)
      Deferred revenue                                            (21,225)         (21,226)
                                                                ----------       ----------
      Net cash provided by/(used in) operating activities         (11,801)         (44,633)
                                                                ----------       ----------
Cash flows from investing activities:
  Purchase of marketable securities                                  (344)            (333)
                                                                ----------       ----------
      Net cash used in investing activities                          (344)            (333)
                                                                ----------       ----------
Increase (decrease) in cash and cash equivalents                  (12,145)          44,300
Cash and cash equivalents at beginning of period                  935,431          833,654
                                                                ----------       ----------
Cash and cash equivalents at end of period                      $ 923,286          877,954
                                                                ==========       ==========


See accompanying notes to financial statements.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Notes and Disclosures to Form 10-QSB



1.   Presentation
     ------------

     The financial statements as of June 30, 1998, and for the six months then ended were prepared by American Geological Enterprises, Inc. (AGE) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. AGE has previously filed with the SEC a Form 10-KSB, which included audited financial statements for the two years ending December 31, 1997 and 1996. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in AGE's Form 10-KSB filing.


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

Financial Condition & Results of Operations
-------------------------------------------

At June 30, 1998, AGE's financial condition is consistent with December 31, 1997. Income and expenses for the three months ended and the six months ended June 30, 1998 and 1997 are consistent except for general and administrative expenses that increased in 1998 due to accounting fees related to a prior year tax audit.

Liquidity
---------

AGE's liquidity at June 30, 1998, is considered adequate with $1,113,611 in working capital. AGE is committed to furnish its share of steam from its investment in a geothermal power unit to Pacificorp under a 30-year agreement that commenced in 1991. Additionally, AGE's future commitments consist of lease payments and royalties on the land which lies within the participating area of the geothermal power unit. There are no other commitments or anticipated expenditures of a capital nature.

AGE's economic future will be dependent, in major part, upon the value of its undeveloped interests in the geothermal power unit. The value of such undeveloped interests will, in turn, be dependent upon, among other matters (a) the then current price of energy; (b) governmental incentives to develop renewable resources; (c) regulatory incentives; and (d) the load needs of Pacificorp.

Other
-----

A tax rate of 34.6 percent was used for income tax calculations for 1998. Current estimates support 34.6 percent as the effective tax rate for the 1998 year.

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


                                           AMERICAN GEOLOGICAL ENTERPRISES, INC.
                                           (Registrant)




August 14, 1998                            Dominic Welch
-----------------------------              -------------------------------------
Date                                       DOMINIC WELCH, Treasurer




August 14, 1998                            Peter W. G. Cayias
-----------------------------              -------------------------------------
Date                                       PETER W.G. CAYIAS, Secretary