Form 10QSB
period 1998-09-30
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 1998-11-13
CIK 5117

FORM 10-QSB.-- QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     (Last amended by 34-32231, eff. 6/3/93)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998
                                       or
[ ]  Transition  Report  Under  Section 13 or 15(d) of the  Exchange Act For the
     transition period from                     to
                           ---------------------  --------------------

Commission file number        2-54020
                             ---------

                      American Geological Enterprises, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Utah                                      87-0273300
   -------------------------------                      --------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)


            495 East 4500 South, Suite 102, Salt Lake City, UT 84107
--------------------------------------------------------------------------------
                    (Address of principal executive officers)


                                 (801) 293-8101
--------------------------------------------------------------------------------
                         (Registrant's telephone number)


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

As of September 30, 1998, 1,260,997 shares of common stock were outstanding.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                                 Balance Sheets



                                                                                  September 30,
                                                                                       1998            December 31,
                                 Assets                                            (unaudited)             1997
                                 ------                                          ----------------     --------------
Current assets:
    Cash and cash equivalents                                                   $       926,540             935,431
    Marketable securities held-for-sale                                                 199,518             192,365
    Accounts receivable                                                                  22,390              22,025
    Interest and dividends receivable                                                     2,515               1,276
    Prepaid lease costs                                                                   3,810               2,649
                                                                                 ----------------     --------------
           Total current assets                                                       1,154,773           1,153,746

Investment in geothermal power unit, at cost, less accumulated
   amortization of $157,443 in 1998 and $134,951 in 1997                                669,756             692,248

Marketable securities held-to-maturity                                                   71,003              71,106
                                                                                 ----------------     --------------
                                                                                $     1,895,532           1,917,100
                                                                                 ================     ==============

                    Liabilities and Stockholders' Equity
                    ------------------------------------

Current liabilities:
    Accounts payable                                                            $         9,967               7,751
    Income taxes payable                                                                    921              18,374
    Accrued liabilities                                                                   2,913              27,286
    Deferred income taxes                                                                13,335              11,009
                                                                                 ----------------     --------------

           Total current liabilities                                                     27,136              64,420

Deferred income taxes                                                                    89,194              95,803
Deferred revenue                                                                        948,047             979,885
Minority interest                                                                        11,152              11,152


Stockholders' equity:
    Common stock, $.01 par value; authorized 2,500,000 shares; issued and
      outstanding 1,260,997 shares                                                       12,610              12,610
    Additional paid-in capital                                                          557,211             557,211
    Unrealized gain on marketable securities, net of tax                                 22,416              18,506
    Retained earnings                                                                   227,766             117,513
                                                                                 ----------------     --------------
                                                                                        820,003             765,840
                                                                                 ----------------     --------------
                                                                                $     1,895,532           1,917,100
                                                                                 ================     ==============

                See accompanying notes to financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Operations
                                   (Unaudited)




                                                              Three months ended             Nine months ended
                                                          ---------------------------    ---------------------------
                                                           Sept. 30,      Sept. 30,       Sept. 30,     Sept. 30,
                                                              1998           1997            1998          1997
                                                          ------------   ------------    ------------   ------------

Revenues - gross revenues from geothermal
   power unit                                                 42,757         42,008         128,124        125,132
                                                          ------------   ------------    ------------   ------------
Expenses:
    Operating expenses of geothermal
       power unit                                             11,746         13,544          38,020         44,952
    Amortization of geothermal power unit                      7,497          7,497          22,492         22,492
    Lease costs                                                1,181          1,161           3,484          3,483
    General and administrative                                 2,613         11,778          26,684         21,002
                                                          ------------   ------------    ------------   ------------
                                                              23,037         33,980          90,680         91,929
                                                          ------------   ------------    ------------   ------------
           Income from operations                             19,720          8,028          37,444         33,203

Other income and expenses:
    Interest  income                                           8,194         10,252          24,487         29,488
    Dividend income                                            1,889          1,747           4,482          5,404
    Royalty income                                               112            259             330          1,025
                                                          ------------   ------------    ------------   ------------
                                                              10,195         12,258          29,299         35,917
                                                          ------------   ------------    ------------   ------------

           Income before income taxes                         29,915         20,286          66,743         69,120
Income tax expense                                             8,742          7,100          16,490         19,171
                                                          ------------   ------------    ------------   ------------
           Net income                                    $    21,173         13,186          50,253         49,949
                                                          ============   ============    ============   ============

           Net income per share                          $       .02            .01             .04            .04
                                                          ============   ============    ============   ============



                See accompanying notes to financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Cash Flows
                                   (Unaudited)




                                                                                        Nine months ended
                                                                               ------------------------------------
                                                                                   Sept. 30,          Sept. 30,
                                                                                     1998                1997
                                                                               -----------------   ----------------
Cash flows from operating activities:
    Net income                                                                $         50,253              49,949
    Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of geothermal power unit                                           22,492              22,492
        Accretion on marketable securities held to maturity                                103                 100
        Change in operating assets and liabilities:
           Accounts receivable                                                            (365)              2,492
           Interest and dividends receivable                                            (1,239)               (447)
           Prepaid lease costs                                                          (1,161)             (1,161)
           Accounts payable                                                              2,216               2,609
           Accrued liabilities                                                         (24,373)              4,665
           Income taxes payable                                                        (17,453)             10,487
           Deferred income taxes                                                        (6,953)             (5,110)
           Deferred revenue                                                            (31,838)            (31,837)
                                                                               -----------------   ----------------
           Net cash provided by/(used in) operating activities                          (8,318)             54,239
                                                                               -----------------   ----------------
Cash flows from investing activities:
    Purchase of marketable securities                                                     (573)               (724)
    Redemption of marketable securities                                                      -              25,000
                                                                               -----------------   ----------------
           Net cash provided by/(used in) investing activities                            (573)             24,276
                                                                               -----------------   ----------------
Increase (decrease) in cash and cash equivalents                                        (8,891)             78,515

Cash and cash equivalents at beginning of period                                       935,431             833,654
                                                                               -----------------   ----------------
Cash and cash equivalents at end of period                                    $        926,540             912,169
                                                                               =================   ================



                See accompanying notes to financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Notes and Disclosures to Form 10-QSB



1.     Presentation
       ------------

       The financial statements as of September 30, 1998, and for the nine months then ended were prepared by American Geological Enterprises, Inc.
       (AGE) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. AGE has previously filed with the SEC a Form 10-KSB, which included audited financial statements for the two years ending December 31, 1997 and 1996. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in AGE's Form 10-KSB filing.


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

Financial Condition & Results of Operations
-------------------------------------------

At September 30, 1998, AGE's financial condition is consistent with December 31, 1997. Income and expenses are consistent for both the three months ended and the nine months ended September 30, 1998 and 1997 except for general and administrative expenses. Although general and administrative expenses for the three months ended September 30, 1998 and 1997 are significantly different, this is due to the fact that these expenses, particularly professional fees, are not incurred ratably during the year. However, general and administrative expenses for the nine months ended September 30, 1998 and 1997 are comparable.

Liquidity
---------

AGE's liquidity at September 30, 1998, is considered adequate with $1,127,637 in working capital. AGE's future commitments consist of lease payments on land which lies within the participating area of the geothermal power unit. Additionally, AGE is committed to furnish its share of steam from its investment in the geothermal power unit to Utah Power & Light (UP&L) under a 30-year agreement that commenced in 1991. There are no other commitments or anticipated expenditures of a capital nature.

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


                                           AMERICAN GEOLOGICAL ENTERPRISES, INC.
                                           (Registrant)




November 12, 1998                          /s/ Dominic Welch
-----------------                          -------------------------------------
Date                                       DOMINIC WELCH, President/Treasurer




November 12, 1998                          /s/ Peter W. G. Cayias
-----------------                          -------------------------------------
Date                                       PETER W.G. CAYIAS, Secretary