Form 10KSB
period 1998-12-31
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 1999-03-29
CIK 5117

FORM 10-KSB.-- ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     (Last amended by 34-32231, eff. 6-3-93)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998
                               -------------------------------------------------

                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                              -------------------  ---------------------

Commission file number        2-54020
                              --------------------------------------------------
                      American Geological Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Utah                                   87-0273300
--------------------------------------    --------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

              495 East 4500 South, #102 Salt Lake City, Utah 84107
--------------------------------------------------------------------------------
                    (Address of principal executive officers)

Registrant's telephone number, including area code       (801) 293-8101
                                                         --------------
Securities registered pursuant to Section 12(b) of the Act:

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
                                                                        [X]

State issuer's revenues for its most recent fiscal year.                $171,398

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

Item 10     Executive Compensation                                         III-2

Item 11     Security Ownership of Certain Beneficial
              Owners and Management                                        III-3

Item 12     Certain Relationships and Related Transactions                 III-3

Item 13     Exhibits and Reports on Form 8-K                               III-3

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1998

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

              These activities are performed by unsalaried officers and directors of AGE. AGE proposes to continue these activities and to intensify its promotional efforts with respect to possible joint ventures at selected leasehold sites.

              AGE holds a 5.49 percent working interest in the Roosevelt Hot Springs geothermal power unit (Unit). On July 22, 1993, AGE agreed to sell on a prepayment basis its steam from the Unit for a 30-year period to PacifiCorp, which has constructed the Blundell power plant to utilize the steam. Certain leases have been committed to the Unit, of which 9,257 acres are within the participating area.

              Competition: Competition for energy leases is intense, and many large oil and gas companies, with financial and technical resources greater than those of AGE, are now engaged, or have indicated an intention to engage, in the acquisition of energy leases.

              Regulations: AGE is not currently engaged in energy exploration or development. Should it later enter into such activities, it will be subject to Federal, state, and local regulations with respect to environmental matters.


Item 2.       Description of Property
-------       -----------------------

              AGE held all mineral (including geothermal) rights in leases, covering approximately 17,284 acres of land, that expired in 1991. However, certain leases were assigned to subsequent parties and AGE retained an overriding interest in the royalties from productive land. As of December 31, 1998, approximately 450 acres of land in Central Utah continued to be productive and AGE continues to receive the related royalty payments which aggregated $432 in 1998. AGE will continue to receive these overriding interest royalty payments as long as the land remains productive.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report



Item 2.       Description of Property (continued)
-------       -----------------------------------


              AGE holds all mineral (including geothermal) rights in leases covering 9,257 acres located in the valley on the west side of the Mineral Mountains in Beaver and Millard counties in Utah. These leases include land that has been made part of the Unit. The original terms of these leases expired in 1991, but the leases are automatically extended for 1-year periods as long as the lands involved remain part of the active, producing Unit. The annual commitment for lease payments on these leases amounts to $4,645, plus a royalty equal to five percent of net operation and maintenance revenues on one lease.


Item 3.       Legal Proceedings
-------       -----------------

              None.


Item 4.       Submission of Matters to a Vote of Securities Holders
-------       -----------------------------------------------------

              None.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1998

                                     Part II


Item 5.       Market For Common Equity and Related Stockholder Matters
-------       --------------------------------------------------------

              a) The market in which the common stock of the Registrant is traded is the "over-the-counter" market. During the last three years, there were no established "bid" or "asked" prices and trading was done primarily on a negotiated basis.

              b) The  approximate  number of holders  of common  stock of AGE at
                 December 31, 1998 is 708.


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

              Results of Operations - Years ended December 31, 1998 and 1997
              --------------------------------------------------------------

              Gross revenues from the Unit represent sales of steam production and fluctuate based on the activity and production of the Unit. Gross revenues for fiscal year 1998 are fairly consistent with the previous year's revenues. Net income increased slightly to $82,219 in 1998 from $80,040 in 1997. Increases in power unit revenue and dividend income and a decrease in operating and maintenance expenses contributed to this increase, but were offset by a decrease in interest income and an increase in general and administrative expenses. All of these were considered normal fluctuation in power unit, investment, and operating activity.

              Royalty Income
              --------------

              AGE owns seven oil and gas leases, all of which have been assigned to either Barrett Resources or Flying J Oil and Gas. Pursuant to these assignments, AGE retained an overriding interest in royalties from productive land; and for the year ended December 31, 1998, AGE received $432 in override interest royalty payments.

              Liquidity
              ---------

              AGE's liquidity at December 31, 1998, is considered adequate with $1,148,112 in working capital. AGE believes that it has sufficient resources to cover its cash needs during the fiscal year 1999.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report



Item 6.       Management's Discussion and Analysis (continued)
-------       ------------------------------------------------

              Commitments
              -----------

              AGE's future commitments consist of lease payments on land. There are no other commitments or anticipated expenditures of a capital nature, other than the commitment related to the agreement for the sale of steam discussed above.

              External Factors
              ----------------

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


Item 7.       Consolidated Financial Statements
-------       ---------------------------------

              Index to Consolidated Financial Statements                   Page
              ------------------------------------------                   ----

              Independent Auditors' Report                                 II-3

              Consolidated Balance Sheets - December 31, 1998 and 1997     II-4

              Consolidated Statements of Income -
               Years ended December 31, 1998 and 1997                      II-5

              Consolidated Statements of Stockholders' Equity and
               Comprehensive Income - Years ended
                December 31, 1998 and 1997                                 II-6

              Consolidated Statements of Cash Flows -
               Years ended December 31, 1998 and 1997                      II-7

              Notes to Consolidated Financial Statements                   II-8


Item 8.       Changes in and Disagreements  with Accountants on  Accounting  and
-------       ------------------------------------------------------------------
              Financial Disclosure
              --------------------

              None.

                          Independent Auditors' Report



The Board of Directors
American Geological Enterprises, Inc.:


We have audited the accompanying consolidated balance sheets of American Geological Enterprises, Inc. and subsidiary (AGE) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of AGE's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGE as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                               /s/ KPMG LLP

                                                               KPMG LLP

Salt Lake City, Utah
February 12, 1999

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                                        Assets                                               1998          1997
                                        ------                                            -----------   -----------
Current assets:
    Cash and cash equivalents                                                            $   945,212       935,431
    Marketable securities (note 2)                                                           209,049       192,365
    Accounts receivable                                                                       19,874        22,025
    Interest and dividends receivable                                                          1,276         1,276
    Prepaid lease costs                                                                        2,649         2,649
                                                                                          -----------   -----------
           Total current assets                                                            1,178,060     1,153,746

Investment in geothermal power unit, at cost, less accumulated amortization of
   $164,940 and $134,951 at December 31, 1998 and 1997, respectively                         662,259       692,248

Marketable securities (note 2)                                                                70,968        71,106
                                                                                          -----------   -----------
           Total assets                                                                  $ 1,911,287     1,917,100
                                                                                          ===========   ===========

                         Liabilities and Stockholders' Equity
                         ------------------------------------
Current liabilities:
    Accounts payable                                                                     $    12,238         7,751
    Income taxes payable                                                                       7,636        18,374
    Accrued liabilities                                                                          416        27,286
    Deferred income taxes (note 5)                                                             9,658        11,009
                                                                                          -----------   -----------
           Total current liabilities                                                          29,948        64,420
Deferred income taxes (note 5)                                                                86,657        95,803
Deferred revenue (note 6)                                                                    937,435       979,885
Minority interest                                                                             11,460        11,152
Stockholders' equity:
    Common stock, $.01 par value; authorized 2,500,000 shares; issued and
      outstanding 1,260,997 shares                                                            12,610        12,610
    Additional paid-in capital                                                               557,211       557,211
    Accumulated other comprehensive income                                                    16,234        18,506
    Retained earnings                                                                        259,732       177,513
                                                                                          -----------   -----------
           Total stockholders' equity                                                        845,787       765,840
Commitments (note 4)


                                                                                          -----------   -----------
           Total liabilities and stockholders' equity                                    $ 1,911,287     1,917,100
                                                                                          ===========   ===========

          See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                        Consolidated Statements of Income

                     Years ended December 31, 1998 and 1997

                                                                                1998         1997
                                                                             ----------   ----------
Revenues - geothermal power unit (note 6)                                   $  171,398      167,013
                                                                             ----------   ----------
Expenses:
    Operating and maintenance of geothermal power unit (note 6)                 49,996       58,454
    Amortization of geothermal power unit                                       29,989       29,989
    General and administrative                                                  33,400       26,574
    Lease costs                                                                  4,645        4,645
                                                                             ----------   ----------
                                                                               118,030      119,662
                                                                             ----------   ----------
           Operating income                                                     53,368       47,351
Other income:
    Interest income                                                             32,656       42,765
    Dividend income                                                             25,721       16,188
    Royalties                                                                      432        1,312
    Gain on redemption of marketable securities                                      -          125
                                                                             ----------   ----------
                                                                                58,809       60,390
                                                                             ----------   ----------

           Income before income taxes                                          112,177      107,741
Income tax expense (note 5)                                                     29,958       27,701
                                                                             ----------   ----------
           Net income                                                       $   82,219       80,040
                                                                             ==========   ==========

Basic net income per share                                                  $      .07          .06
                                                                             ==========   ==========


          See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                     Years ended December 31, 1998 and 1997
                                                                                   Accumu-
                                                                                    lated
                                                             Addi-                  other                Total
                                        Common stock        tional     Compre-     compre-               stock-
                                    --------------------     paid-     hensive     hensive   Retained   holders'
                                     Shares     Amount    in capital   income      income    earnings    equity
                                    ---------  ---------   --------   ---------   --------   --------   --------
Balances, December 31, 1996         1,260,997 $  12,610     557,211          -       9,383     97,473    676,677

Comprehensive income:

   Net income                              -          -           -     80,040           -     80,040     80,040

   Other comprehensive income, net of tax:

      Realized and unrealized
       gain on marketable                  -          -           -      9,021           -          -          -
       securities

      Reclassification for
       realized gain recorded
       in statement of income              -          -           -        (78)          -          -          -
                                                                      ---------
   Other comprehensive income,
     net of tax expense of $5,427          -          -           -      9,123       9,123          -      9,123
                                                                      ---------

Comprehensive income                                                $   89,163
                                    ---------  ---------   --------   =========   --------   ---------  ---------

Balances, December 31, 1997         1,260,997 $  12,610     557,211                 18,506    177,513    765,840

Comprehensive income:
   Net income                              -          -           -     82,219           -     82,219     82,219
   Other comprehensive
     income-unrealized loss on
     marketable securities,
     net of tax benefit of                 -          -           -     (2,272)     (2,272)         -     (2,272)
     $1,352
                                                                      ---------

Comprehensive income                                                $   79,947
                                    ---------  ---------   --------   =========   --------   ---------  ---------

Balances, December 31, 1998         1,260,997 $  12,610     557,211                 16,234    259,732    845,787
                                    =========  =========   ========               ========   =========  =========


          See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 1998 and 1997

                                                                                           1998          1997
                                                                                        ----------    ----------
Cash flows from operating activities:
    Net income                                                                         $   82,219        80,040
    Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization of geothermal power unit                                             29,989        29,989
         Amortization on investments                                                          138           133
         Gain on redemption of marketable securities                                            -          (125)
         Changes in operating assets and liabilities:
            Receivables                                                                     2,151         2,389
            Accounts payable and accrued liabilities                                      (22,383)        7,514
            Income taxes payable                                                          (10,738)       16,285
            Minority interest                                                                 308         1,066
            Deferred income taxes                                                          (9,146)       (8,466)
            Deferred revenue                                                              (42,450)      (42,450)
                                                                                        ----------    ----------
                  Net cash provided by operating activities                                30,088        86,375
                                                                                        ----------    ----------
Cash flows from investing activities:
    Redemption of marketable securities                                                         -        25,000
    Acquisition of marketable securities                                                  (20,307)       (9,598)
                                                                                        ----------    ----------
                  Net cash provided by (used in) investing activities                     (20,307)       15,402
                                                                                        ----------    ----------
Increase in cash and cash equivalents                                                       9,781       101,777
Cash and cash equivalents, beginning of year                                              935,431       833,654
                                                                                        ----------    ----------
Cash and cash equivalents, end of year                                                 $  945,212       935,431
                                                                                        ==========    ==========

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes                                             $   37,160        19,747


          See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997



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

       (b)  Marketable Securities
            ---------------------

            Marketable investment securities consist of corporate debt and equity securities. AGE classifies its debt securities as "held-to-maturity" and all other securities as "available-for-sale."

            Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost adjusted for the accretion of premiums and discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as accumulated other comprehensive income in stockholders' equity until realized.

            A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

       (c)  Investment in Geothermal Power Unit
            -----------------------------------

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

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements


       (f)  Net Income Per Share
            --------------------

            Basic net income per share is the amount of net income (loss) for the period available to each share of common stock outstanding
            during  the  reporting  period.   Diluted  earnings  per  share,  if
            applicable, is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. For fiscal years 1998 and 1997, only the basic earnings per share is applicable, as AGE had no potentially dilutive common shares outstanding. Basic net income per share computations are based upon 1,260,977 shares outstanding for the years ended December 31, 1998 and 1997.

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

       (h)  Comprehensive Income
            --------------------

            Effective January 1, 1998, AGE adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and unrealized gains or losses on AGE's available-for-sale securities and is presented in the consolidated statement of stockholders' equity and comprehensive income. The adoption of SFAS No. 130 had no impact on total stockholders' equity. Prior year consolidated financial statements have been reclassified to conform to the SFAS No. 130 requirements.

       (i)  Use of Estimates
            ----------------

            Management of AGE has made estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


(2)    Marketable Securities
       ---------------------

       Marketable  investment  securities at December 31, 1998 and 1997, consist of:
                                                        1998           1997
                                                    ------------   -------------
            Available-for-sale, at fair value    $      209,049        192,365
            Held-to-maturity, at amortized cost          70,968         71,106
                                                    ------------   -------------
                                                 $      280,017        263,471
                                                    ============   =============

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements



(2)    Marketable Securities (continued)
       ---------------------

       The amortized cost, gross unrealized holding gains, and fair market value for marketable securities by major security type at December 31, 1998 and 1997, were as follows:

                                                                                        Gross
                                                                                     unrealized
                                                                     Amortized         holding
                                                                        cost            gains       Fair value
                                                                    ------------   -------------   -------------
            Year ended December 31, 1998:
                Available-for-sale - equity securities           $      183,157          25,892        209,049
                                                                    ============   =============   =============
                Held-to-maturity - corporate debt securities     $       70,968           7,786         78,754
                                                                    ============   =============   =============

            Year ended December 31, 1997:
                Available-for-sale - equity securities           $      162,850          29,515        192,365
                                                                    ============    ============    ============
                Held-to-maturity - corporate debt securities     $       71,106            5,203        76,309
                                                                    ============    ============    ============

       Maturities of debt securities classified as held-to-maturity were as follows at December 31, 1998:

                                                                     Amortized           Fair
                                                                        cost            value
                                                                    ------------    ------------

            Due within five years                                $       50,315          52,964
            Due after ten years                                          20,653          25,790
                                                                    ------------    ------------
                                                                 $       70,968          78,754
                                                                    ============    ============


(3)    Fair Value of Financial Instruments
       -----------------------------------

       The carrying value for certain short-term financial instruments that mature frequently approximates fair value. Such financial instruments include: cash and cash equivalents, accounts receivable, and accounts payable. The fair values of debt securities and equity investments are based on quoted market prices at the reporting date for those or similar investments (see note 2).


(4)    Land Leases
       -----------

       AGE held all mineral (including geothermal) rights in leases, covering approximately 17,284 acres of land, that expired in 1991. However, certain leases were assigned to subsequent parties and AGE retained an overriding interest in the royalties from productive land. As of December 31, 1998, approximately 450 acres of land in Central Utah continued to be productive and AGE continued to receive the related royalty payments which aggregated $432 in 1998 and $1,312 in 1997. AGE will continue to receive these overriding interest royalty payments as long as the land remains productive.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements


(4)    Land Leases (continued)
       -----------

       AGE also holds all mineral (including geothermal) rights in leases covering 9,257 acres located in the valley on the west side of the Mineral Mountains in Beaver and Millard counties in Utah. These leases include land that has been made part of the Roosevelt Hot Springs geothermal power unit (the Unit). The original terms of these leases expired in 1991, but the leases are automatically extended for one-year periods as long as the lands involved remain part of the active, producing Unit. The annual commitment for lease payments on these leases amounts to $4,645, plus a royalty equal to five percent of net operation and maintenance revenues on one lease. AGE may terminate its leases by not making the annual lease or royalty payments.


(5)    Income Taxes
       ------------

       Income tax expense (benefit) attributable to income from operations consists of:

                                                                             Current      Deferred      Total
                                                                           ----------   -----------   ----------
              Year ended December 31, 1998:
                  U.S. Federal                                           $    33,653       (9,090)       24,563
                  State and local                                              6,802       (1,407)        5,395
                                                                           ----------   -----------   ----------
                                                                         $    40,455      (10,497)       29,958
                                                                           ==========   ===========   ==========
              Year ended December 31, 1997:
                  U.S. Federal                                           $    29,583       (2,759)       26,824
                  State and local                                              1,283         (406)          877
                                                                           ----------   -----------   ----------
                                                                         $    30,866       (3,165)       27,701
                                                                           ==========   ===========   ==========

       Income tax expense attributable to income from operations for the years ended December 31, 1998 and 1997, differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:


                                                                              1998         1997
                                                                           ----------   ----------
              Computed "expected" tax expense                            $   38,120       36,630
              Increase (reduction) in income taxes resulting from:
                    State and local income taxes, net of federal
                      income tax benefit                                      3,561          580
                    Effect of surtax exemption and other, net               (11,723)      (9,509)
                                                                           ----------   ----------
                                                                         $   29,958       27,701
                                                                           ==========   ==========

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements


(5)    Income Taxes (continued)
       ------------

       The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 1998 and 1997, are presented below:

                                                                                     1998          1997
                                                                                   ---------     ---------
                  Valuation of marketable securities                             $     9,658        11,009
                  Investment in geothermal power unit, principally due
                    to amortization                                                   86,657        95,803
                                                                                   ---------     ---------
                                Total deferred tax liabilities                   $    96,315       106,812
                                                                                   =========     =========


(6)    Geothermal Power Unit and Concentration of Credit
       -------------------------------------------------

       AGE entered into an agreement on July 22, 1993, to sell its share of steam from the Unit for a 30-year period on a prepayment basis commencing January 22, 1991 to PacifiCorp, which has constructed the Blundell power plant to utilize the steam. The advance received is being recognized as revenue over the remaining term of the agreement. Revenue of approximately $42,000 was amortized and recognized in each of 1998 and 1997.

       AGE is required to pay its proportionate share of operating and maintenance expenses to the operator of the Unit. AGE paid operating and maintenance expenses of approximately $50,000 and $58,000 in 1998 and 1997, respectively.

       Additionally, PacifiCorp pays AGE for operating and maintenance services and a reimbursement of royalties for one lease AGE holds that is included in the Unit. PacifiCorp paid AGE approximately $129,000 and $125,000 in 1998 and 1997, respectively, for operating and maintenance services that is reported as revenue from the Unit. Royalties due are equal to five percent of AGE's net operating and maintenance revenue. PacifiCorp paid AGE approximately $3,900 and $3,300 in 1998 and 1997, respectively, for these royalties which AGE, in turn, paid to its lessors.


(7)    Officer Remuneration
       --------------------

       There was no compensation paid to officers and directors during the fiscal years ended December 31, 1998 or 1997.

       The stockholders adopted an Employee Qualified Stock Option Plan (Plan) under which a maximum of 25,000 shares of AGE's $.01 par value common stock are reserved for issuance to key employees of AGE at market value on the date of grant. Options expire five years from the date of grant. No options are outstanding under the Plan.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1998

                                    Part III



Item 9.       Directors,  Executive  Officers,  Promoters,  and Control Persons;
-------       Compliance with Section 16(a) of the Exchange Act
              ------------------------------------------------------------------

              The following directors and executive officers will serve until the next annual stockholders' meeting and until their successors are duly qualified and elected.

                         Name                               Office
                         ----                               ------
                    Milton Fisher             Chairman of the Board and Director
                    Dominic Welch             President, Treasurer and Director
                    M. Walker Wallace         Vice President and Director
                    Peter W. G. Cayias        Secretary and Director
                    Katie L. Dixon            Director

              Mr. Fisher, 78, President of A. D. Gilhart & Co., Inc. (investment bankers since 1959), has been a Director of AGE since its organization in 1969 and now serves as Chairman of the Board. He holds a doctor of law, is a member of the Bar of the State of New York, and presently serves as a director of several public companies. He has written and lectured in the field of business finance and interpersonal relationships.

              Mr. Welch, 66, is a certified public accountant and is the President and a Director of Kearns-Tribune Corporation, where he has been employed for over 20 years. He became a Director and Treasurer of AGE in 1970 and President in 1998. Mr. Welch holds a bachelor of arts in accounting from Utah State University.

              Mr. Wallace, 75, has been an officer and director of AGE and has devoted a portion of his time to its affairs since 1969. He is also, and has been for over 35 years, a consultant in the development and management of real property investments and a private investor. Mr. Wallace presently serves as a Director and a member of the executive committee of First Interstate Bank of Utah, as a Director and President of Arizona Ranch & Metals Company, and as Chairman of Wallace Associates, Inc., a real estate investment and management firm. He holds a bachelor of arts from Stanford University and a master's degree in city planning from the Massachusetts Institute of Technology.


                                     III-1

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report


Item 9.       Directors,  Executive  Officers,  Promoters,  and Control Persons,
-------       ------------------------------------------------------------------
              Compliance with Section 16(a) of the Exchange Act (continued)
              -------------------------------------------------

              Mr. Cayias, 63, has been a licensed insurance agent since 1960. He has been an Officer and Director of AGE since 1969 and is also an Officer and Director of several other corporations engaged in the real estate business and natural resource investment business. Mr. Cayias holds a bachelor of science in business administration from the University of Utah.

              Mrs. Dixon, 73, was Recorder of Salt Lake County from January 1975 through December 1994, and a Director of AGE since 1972. For more than 14 years prior to 1975, she was involved in community affairs. Mrs. Dixon holds a bachelor of science from Utah State University.

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



Item 10.      Executive Compensation
--------      ----------------------

              There was no compensation paid to officers or directors during the years ended December 31, 1998 and 1997.

              On December 15, 1970, the stockholders adopted an Employee Qualified Stock Option Plan (Plan) under which a maximum of 25,000 shares of AGE's common stock are reserved for issuance to key employees of AGE at market value on the date of grant. Options expire five years from the date of grant. No options are outstanding under the Plan.


                                     III-2

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report



Item 11.      Security Ownership of Certain Beneficial Owners and Management
--------      --------------------------------------------------------------

              The following table sets forth information as to the ownership of AGE's $.01 par value common stock by all officers and directors of AGE as a group and by owners of more than five percent of AGE's common stock as of December 31, 1998:

                                                                       Type of            Amount         Percent of
               Name                                                   ownership           owned            class
               ----                                                ---------------     ------------     ----------
                  All directors and officers (6) as a group            Record             395,747          31%
                  M. Walker Wallace                                    Record             107,667           9
                  Katie L. Dixon                                       Record             104,428           8
                  Paul T. Walton Estate                                Record              76,665           6
                  Milton Fisher                                        Record              75,646           6


Item 12.      Certain Relationships and Related Transactions
--------      ----------------------------------------------

              None.


Item 13.      Exhibits and Reports on Form 8-K
--------      --------------------------------

              Report on Form 8-K
              ------------------

              No reports on Form 8-K have been filed.


                                     III-3

                                S I G N A T U R E
                                -----------------


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN GEOLOGICAL ENTERPRISES, INC.
-------------------------------------
                                                            (Registrant)




                                      By  /s/ Dominic Welch
                                        ----------------------------------------
                                        Dominic Welch, President and
                                         Principal Executive Officer



Date  March 25, 1999                  By  /s/ Peter W. G. Cayias
    -------------------------------     ----------------------------------------
                                        Peter W. G. Cayias, Secretary and
                                         Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.


       /s/ Dominic Welch                   /s/ M. Walker Wallace
-----------------------------------     ----------------------------------------
 Dominic Welch, Director                 M. Walker Wallace, Director





       /s/ Peter W. G. Cayias
-----------------------------------
 Peter W. G. Cayias, Director