Form 10QSB
period 1999-03-31
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 1999-05-14
CIK 5117

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

1934 For the quarterly period ended March 31, 1999
                                    --------------------------------------------

                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number  2-54020
                        --------------------------------------------------------

                      American Geological Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Utah                                       87-0273300
-------------------------------------         ----------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

               495 East 4500 South, #102 Salt Lake City, UT 84107
--------------------------------------------------------------------------------
                    (Address of principal executive officers)

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



As of March 31, 1999, 1,260,997 shares of common stock were outstanding.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                                 Balance Sheets

                                                                             March 31,
                                                                                1999    December 31,
                                 Assets                                     (unaudited)     1998
                                 ------                                     ----------   ----------
Current assets:
    Cash and cash equivalents                                               $  949,208      945,212
    Marketable securities held-for-sale                                        205,574      209,049
    Accounts receivable                                                         22,117       19,874
    Interest receivable                                                          1,723        1,276
    Prepaid lease costs                                                          1,487        2,649
                                                                            ----------   ----------
           Total current assets                                              1,180,109    1,178,060

Investment in geothermal power unit, at cost, less accumulated
   amortization of $172,438 in 1999 and $164,940 in 1998                       654,761      662,259

Marketable securities held-to-maturity                                          70,935       70,968
                                                                            ----------   ----------
                                                                            $1,905,805    1,911,287
                                                                            ==========   ==========
                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
    Accounts payable                                                        $    9,239       12,238
    Income taxes payable                                                         9,881        7,636
    Accrued liabilities                                                          1,331          416
    Deferred income taxes                                                        8,361        9,658
                                                                            ----------   ----------
           Total current liabilities                                            28,812       29,948

Deferred income taxes                                                           84,480       86,657
Deferred revenue                                                               926,822      937,435
Minority interest                                                               11,460       11,460

Stockholders' equity:
    Common stock, $.01 par value; authorized 2,500,000 shares; issued and
      outstanding 1,260,997 shares                                              12,610       12,610
    Additional paid-in capital                                                 557,211      557,211
    Unrealized gain on marketable securities, net of tax                        14,055       16,234
    Retained earnings                                                          270,355      259,732
                                                                            ----------   ----------
                                                                               854,231      845,787
                                                                            ----------   ----------
                                                                            $1,905,805    1,911,287
                                                                            ==========   ==========



See accompanying notes to financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Operations
                                   (Unaudited)


                                                         Three months ended
                                                        ---------------------
                                                        March 31,   March 31,
                                                           1999        1998
                                                         -------     -------

Revenues - gross revenues from geothermal power unit     $44,193      42,560
                                                         -------     -------
Expenses:
    Operating expenses of geothermal power unit           14,364      14,722
    Amortization of geothermal power unit                  7,497       7,498
    Lease costs                                            1,161       1,161
    Other general and administrative                      16,016      12,341
                                                         -------     -------
                                                          39,038      35,772
                                                         -------     -------
           Income from operations                          5,155       6,788

Other income and expenses:
    Interest income                                        7,014       8,694
    Dividend income                                          865         899
    Royalties                                               --            87
                                                         -------     -------
                                                           7,879       9,680
                                                         -------     -------

           Income before income taxes                     13,034      16,468

Income tax expense                                         2,411       3,500
                                                         -------     -------
           Net income                                    $10,623      12,968
                                                         =======     =======

           Net income per share                          $   .01         .01
                                                         =======     =======



See accompanying notes to financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                        Three months ended
                                                                    -------------------------
                                                                     March 31,      March 31,
                                                                       1999           1998
                                                                    ---------      ---------
Cash flows from operating activities:
    Net income                                                      $  10,623         12,968
    Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
        Amortization of geothermal power unit                           7,497          7,498
        Accretion on marketable securities held to maturity                33            138
        Change in operating assets and liabilities:
           Accounts receivable                                         (2,243)        15,377
           Interest and dividends receivable                             (447)          (447)
           Prepaid lease costs                                          1,162           (509)
           Accounts payable                                            (2,999)         1,744
           Income taxes payable                                         2,245         (6,978)
           Accrued liabilities                                            915        (14,055)
           Deferred income taxes                                       (2,177)        (2,204)
           Deferred revenue                                           (10,613)       (10,613)
                                                                    ---------      ---------
           Net cash provided by operating activities                    3,996          2,919
                                                                    ---------      ---------
Increase in cash and cash equivalents                                   3,996          2,919

Cash and cash equivalents at beginning of period                      945,212        935,431
                                                                    ---------      ---------
Cash and cash equivalents at end of period                          $ 949,208        938,350
                                                                    =========      =========



See accompanying notes to financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Notes and Disclosures to Form 10-QSB



1.     Presentation
       ------------

       The financial statements as of March 31, 1999, and for the three months then ended were prepared by American Geological Enterprises, Inc. (AGE) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. AGE has previously filed with the SEC a Form 10-KSB, which included audited financial statements for the two years ending December 31, 1998 and 1997. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in AGE's Form 10-KSB filing.


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

Financial Condition & Results of Operations
-------------------------------------------

At March 31, 1999, AGE's financial condition is consistent with December 31, 1998. Income and expenses for the first quarters of 1999 and 1998 are consistent except for other general and administrative expenses and interest income. The increase in general and administrative expenses in 1999 is mainly due to the fact that these expenses, particularly professional fees, are not incurred ratably during the year. The decrease in interest income in 1999 is due to a decline in the interest rate for the largest portion of AGE's interest-earning assets.

Liquidity & Commitments
-----------------------

AGE's liquidity at March 31, 1999, is considered adequate with $1,151,297 in working capital. AGE is committed to furnish its share of steam from its investment in a geothermal power unit to PacifiCorp under a 30-year agreement that commenced in 1991. Additionally, AGE's future commitments consist of lease payments on the land which lies within the participating area of the geothermal power unit. There are no other commitments or anticipated expenditures of a capital nature.

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


                                           AMERICAN GEOLOGICAL ENTERPRISES, INC.
                                           (Registrant)




May 14, 1999                               /s/ Dominic Welch
-----------------------------              -------------------------------------
Date                                       DOMINIC WELCH, President/Treasurer




May 14, 1999                               /s/ Peter W. G. Cayias
-----------------------------              -------------------------------------
Date                                       PETER W.G. CAYIAS, Secretary