Form 10QSB
period 1999-06-30
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 1999-08-13
CIK 5117

FORM 10-QSB - QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    (Last amended by 34-32231, eff. 6/3/93)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the quarterly period ended June 30, 1999
                                        -------------
                                       or

[]   Transition  Report  Under  Section 13 or 15(d) of the  Exchange Act For the
     transition period from        to
                           --------  --------

Commission file number  2-54020
                      -----------

                     American Geological Enterprises, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Utah                                                87-0273300
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                 1730 South 1100 East, Salt Lake City, UT 84105
                 ----------------------------------------------
                   (Address of principal executive officers)


                                 (801) 983-7002
                        -------------------------------
                        (Registrant's telephone number)


           495 East 4500 South, Suite #102, Salt Lake City, UT 84107
           ---------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    [X] Yes            [ ] No


As of June 30, 1999, 1,260,997 shares of common stock were outstanding.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                                 Balance Sheets

                                                     June 30,
                                                      1999         December 31,
                                Assets            (unaudited)         1998
                                ------            ----------       ---------
Current assets:
  Cash and cash equivalents                        $  952,011         945,212
  Marketable securities held-for-sale                 213,898         209,049
  Accounts receivable                                  21,093          19,874
  Interest and dividends receivable                     1,276           1,276
  Prepaid lease costs                                     744           2,649
  Prepaid income taxes                                  2,497            --
                                                   ----------       ---------
         Total current assets                       1,191,519       1,178,060

Investment in geothermal power unit,
  at cost, less accumulated amortization
  of $179,935 in 1999 and $149,946 in 1998            647,264         662,259

Marketable securities held-to-maturity                 70,901          70,968
                                                   ----------       ---------
                                                   $1,909,684       1,911,287
                                                   ==========       =========

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Current liabilities:
  Accounts payable                                 $   12,429          12,238
  Income taxes payable                                   --             7,636
  Accrued liabilities                                     955             416
  Deferred income taxes                                11,305           9,658
                                                   ----------       ---------
         Total current liabilities                     24,689          29,948

Deferred income taxes                                  82,241          86,657
Deferred revenue                                      916,210         937,435
Minority interest                                      11,460          11,460

Stockholders' equity:
  Common stock, $.01 par value; authorized
   2,500,000 shares; issued and outstanding
   1,260,997 shares                                    12,610          12,610
  Additional paid-in capital                          557,211         557,211
  Unrealized gain on marketable securities,
  net of tax                                           19,004          16,234
  Retained earnings                                   286,259         259,732
                                                   ----------       ---------
                                                      875,084         845,787
                                                   ----------       ---------
                                                   $1,909,684       1,911,287
                                                   ==========       =========


                See accompanying notes to financial statements.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Operations
                                  (Unaudited)

                                           Three months ended       Six months ended
                                          -------------------     -------------------
                                          June 30,    June 30,    June 30,    June 30,
                                            1999        1998        1999        1998
                                          -------     -------     -------     -------
Revenues-gross revenues from geothermal
  power unit                               43,926      42,807      88,119      85,367
                                          -------     -------     -------     -------
Expenses:
  Operating expenses of geothermal
   power unit                              14,650      11,502      29,014      26,274
  Amortization of geothermal power unit     7,498       7,497      14,995      14,995
  Lease costs                                 744       1,142       1,905       2,303
  General and administrative                8,832      11,730      24,848      24,071
                                          -------     -------     -------     -------
                                           31,724      31,871      70,762      67,643
                                          -------     -------     -------     -------
         Income from operations            12,202      10,936      17,357      17,724

Other income and expenses:
  Interest  income                          7,110       7,599      14,124      16,293
  Dividend income                           1,681       1,694       2,546       2,593
  Royalty income                               92         131          92         218
                                          -------     -------     -------     -------
                                            8,883       9,424      16,762      19,104
                                          -------     -------     -------     -------

         Income before income taxes        21,085      20,360      34,119      36,828

Income tax expense                          5,182       4,248       7,593       7,748
                                          -------     -------     -------     -------
         Net income                       $15,903      16,112      26,526      29,080
                                          =======     =======     =======     =======

         Net income per share             $   .01         .01         .02         .02
                                          =======     =======     =======     =======


                See accompanying notes to financial statements.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Cash Flows
                                  (Unaudited)

                                                                   Six months ended
                                                               ------------------------
                                                                June 30,       June 30,
                                                                  1999           1998
                                                               ---------      ---------
Cash flows from operating activities:
  Net income                                                   $  26,526         29,080
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Amortization of geothermal power unit                        14,995         14,995
     Accretion on marketable securities held to maturity              67             69
     Change in operating assets and liabilities:
       Accounts receivable                                        (1,219)          (692)
       Prepaid lease costs                                         1,905            633
       Prepaid income taxes                                       (2,497)          (140)
       Accounts payable                                              191          1,869
       Income taxes payable                                       (7,636)       (18,374)
       Accrued liabilities                                           539        (13,016)
       Deferred income taxes                                      (4,415)        (5,000)
       Deferred revenue                                          (21,225)       (21,225)
                                                               ---------      ---------
       Net cash provided by/(used in) operating activities         7,231        (11,801)
                                                               ---------      ---------
Cash flows from investing activities:
  Purchase of marketable securities                                 (432)          (344)
                                                               ---------      ---------
       Net cash used in investing activities                        (432)          (344)
                                                               ---------      ---------
Increase (decrease) in cash and cash equivalents                   6,799        (12,145)

Cash and cash equivalents at beginning of period                 945,212        935,431
                                                               ---------      ---------
Cash and cash equivalents at end of period                     $ 952,011        923,286
                                                               =========      =========


                See accompanying notes to financial statements.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Notes and Disclosures to Form 10-QSB



1.  Presentation
    ------------

    The financial statements as of June 30, 1999, and for the six months then ended were prepared by American Geological Enterprises, Inc. (AGE) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. AGE has previously filed with the SEC a Form 10-KSB, which included audited financial statements for the two years ending December 31, 1998 and 1997. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in AGE's Form 10-KSB filing.


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

Financial Condition & Results of Operations
-------------------------------------------

At June 30, 1999, AGE's financial condition is consistent with December 31, 1998. Income and expenses for the three months ended and the six months ended June 30, 1999 and 1998 are also consistent.

Liquidity & Commitments
-----------------------

AGE's liquidity at June 30, 1999, is considered adequate with $1,166,830 in working capital. AGE is committed to furnish its share of steam from its investment in a geothermal power unit to Pacificorp under a 30-year agreement that commenced in 1991. Additionally, AGE's future commitments consist of lease payments and royalties on the land which lies within the participating area of the geothermal power unit. There are no other commitments or anticipated expenditures of a capital nature.

AGE's economic future will be dependent, in major part, upon the value of its undeveloped interests in the geothermal power unit. The value of such undeveloped interests will, in turn, be dependent upon, among other matters (a) the then current price of energy; (b) governmental incentives to develop renewable resources; (c) regulatory incentives; and (d) the load needs of Pacificorp.

                                    Part II

                               Other Information



There is no information to be submitted under Part II, and no reports were required to be filed under FormE8-K during the period.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN GEOLOGICAL ENTERPRISES, INC.
                                           (Registrant)




August 12,1999                             /s/ Dominic Welch
---------------------------                -------------------------------------
Date                                       DOMINIC WELCH, President/Treasurer




August 12,1999                             /s/ Peter W. G. Cayias
---------------------------                -------------------------------------
Date                                       PETER W.G. CAYIAS, Secretary