Form 10QSB
period 1999-09-30
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 1999-11-15
CIK 5117

FORM:10-QSB.- QUARTERLY REPORT UNDER SECTION
                                       13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     (Last amended by 34-32231, eff. 6/3/93)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For  the  quarterly   period  ended  September   30,1999
                                                              ------------------

                                      or

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange Act
         For the transition period from                to
                                       --------------     --------------
Commission file number 2-54020
                                --------

                           American Geological Enterprises, Inc.
                           -------------------------------------
                   (Exact name of registrant as specified in its charter)

            Utah                                        87-0273300
 -----------------------------                        ----------------
(State or other jurisdiction of                       (I.R.S. Employer

incorporation or organization)                        Identification No.)

            1730 South 1100 East, Salt Lake City, UT 84105
            ---------------------------------------------------------
                 (Address of principal executive officers)

                                 (801) 983-7002
                                 --------------
                         Registrant's telephone number)

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

                                                     [X]  Yes [ ] No

As of September 30, 1999, 1,260,997 shares of common stock were outstanding.



                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                                 Balance Sheets

                                                                        September 30,
                                                                            1999       December 31,
                                   Assets                                (unaudited)      1998
                                   ------                                -----------   -----------
Current assets:
    Cash and cash equivalents                                            $  967,022      945,212
    Marketable securities held-for-sale                                    204,921      209,049
    Accounts receivable                                                      20,197       19,874
    Interest and dividends receivable                                         1,723        1,276
    Prepaid lease costs                                                          97        2,649
    Prepaid income taxes                                                      2,511         --
                                                                          ---------    ---------
            Total current assets                                          1,196,471    1,178,060
Investment in geothermal power unit, at cost, less accumulated
amortization of $187,432 in 1999 and $149,946 in 1998                       639,767      662,259
Marketable securities held-to-maturity                                       70,868       70,968
                                                                          ---------    ---------
                                                                         $1,907,106    1,911,287
                                                                         ==========    =========
                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current liabilities:
    Accounts payable                                                     $   11,864       12,238
    Income taxes payable                                                       --          7,636
    Accrued liabilities                                                         896          416
    Deferred income taxes                                                     7,747        9,658
                                                                          ---------    ---------

            Total current liabilities                                        20,507       29,948
Deferred income taxes                                                        80,026       86,657
Deferred revenue                                                            905,597      937,435
Minority interest                                                            11,460       11,460

Stockholders' equity:
    Common stock, $.01 par value; authorized 2,500,000 shares.- issued
      and outstanding 1,260,997 shares                                       12,610       12,610
    Additional paid-in capital                                              557,211      557,211
    Unrealized gain on marketable securities, net of tax                     13,023       16,234
    Retained earnings                                                       306,672      259,732
                                                                          ---------    ---------
                                                                            889,516      845,787
                                                                          ---------    ---------
                                                                          1,907,106    1,911,287
                                                                          =========    =========

                See accompanying notes to financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Operations
                                   (Unaudited)

                                             Three months ended   Nine months ended
                                             ------------------   -----------------
                                            Sept. 30,  Sept. 30,  Sept. 30, Sept. 30,
                                              1999       1998      1999      1998
                                             ------     ------    ------    ------
Revenues - gross revenues from geothermal
  power unit                                 43,792    42,757   131,911   128,124

Expenses:
    Operating expenses of geothermal
      power unit                             14,362    11,746    43,376    38,020
    Amortization of geothermal power unit     7,497     7,497    22,492    22,492
    Lease costs                                 744     1,181     2,649     3,484
    General and administrative                2,343     2,613    27,191    26,684
                                             ------    ------    ------    ------
                                             24,946    23,037    95,708    90,680
                                             ------    ------    ------    ------
            Income from operations           18,846    19,720    36,203    37,444
Other income and expenses:
    Interest income                           7,314     8,194    21,438    24,487
    Dividend income                           1,810     1,889     4,356     4,482
    Royalty income                              115       112       207       330
                                             ------    ------    ------    ------
                                              9,239    10,195    26,001    29,299
                                             ------    ------    ------    ------
            Income before income taxes       28,085    29,915    62,204    66,743
Income tax expense                            7,671     8,742    15,264    16,490
                                             ------    ------    ------    ------
            Net income                      $20,414    21,173    46,940    50,253
                                            =======    ======    ======    ======
            Net income per share            $   .02       .02       .04       .04
                                            =======    ======    ======    ======




                See accompanying notes to financial statements.



                     AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Nine months ended
                                                                    ------------------------

                                                                     Sept. 30,      Sept. 30,
                                                                       1999          1998
                                                                    ---------      --------

Cash flows from operating activities:
    Net income                                                     $  46,940       50,253
    Adjustments to reconcile net income to net cash provided by operating activities
        Amortization of geothermal power unit                         22,492       22,492
        Accretion on marketable securities held to maturity              100          103
        Change in operating assets and liabilities:
            Accounts receivable                                         (323)        (365)
            Interest and dividends receivable                           (447)      (1,239)
            Prepaid lease costs                                        2,552       (1,161)
            Prepaid income taxes                                      (2,511)        --
            Accounts payable                                            (374)       2,216
            Income taxes payable                                      (7,636)     (17,453)
            Accrued liabilities                                          480      (24,373)
            Deferred income taxes                                     (6,629)      (6,953)
            Deferred revenue                                         (31,838)     (31,838)
                                                                    ---------      --------
            Net cash provided by/ (used in) operating activities      22,806       (8,318)
                                                                    ---------      --------
Cash flows from investing activities:
    Purchase of marketable securities                                   (996)        (573)
                                                                    ---------      --------
            Net cash used in investing activities                       (996)        (573)
                                                                    ---------      --------
Increase (decrease) in cash and cash equivalents                      21,810       (8,891)
Cash and cash equivalents at beginning of period                     945,212      935,431
                                                                    ---------      --------
Cash and cash equivalents at end of period                         $ 967,022      926,540
                                                                    =========     =========


                See accompanying notes to financial statements.

AMERICAN GEOLOGICAL ENTERPRISES,
INC.

       Notes and Disclosures to Form 10-QSB

1.     Presentation
       ------------

The financial statements as of September 30, 1999, and for the nine months then ended were prepared by American Geological Enterprises, Inc. (AGE) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEQ. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. AGE has previously filed with the SEC a Form 10-KSB, which included audited financial statements for the two years ending December 31, 1998 and 1997. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in AGE's Form 10-KSB filing.

2.     Net Income Per Share
--     --------------------
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

Financial condition & Results of Operations
-------------------------------------------

At September 30, 1999, AGE's financial condition is consistent with December 31, 1998. Income and expenses are consistent for both the three months ended and the nine months ended September 30, 1999 and 1998 except for a decrease in lease costs. The participating area of the geothermal power unit in which AGE has an interest has been reduced by the operator of the unit. Consequently, it was not necessary for AGE to renew certain leases this year.

Liquidity & Commitments
-----------------------

AGE's liquidity at September 30, 1999, is considered adequate with $1,175,964 in working capital. AGE's future commitments consist of lease payments on land which lies within the participating area of the geothermal power unit. Additionally, AGE is committed to furnish its share of steam from its investment in the geothermal power unit to Utah Power & Light (UP&L) under a 30-year agreement that commenced in 1991. There are no other commitments or anticipated expenditures of at capital nature.

AGE's economic future will be dependent, in major part, upon the value of its undeveloped interests in the geothermal power unit. The value of such undeveloped interests will, in turn, be dependent upon, among other matters (a) the then current price of energy; (b) governmental incentives to develop renewable resources; (c) regulatory incentives; and (d) the load needs of UP&L.

                                     Part II

                                Other Information

There is no information to be submitted under Part II and no reports were required to be filed under Form 8-K during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     AMERICAN GEOLOGICAL ENTERPRISES, INC.
(Registrant)

November 12,1999                          /s/ Dominic Welch
---------------                           ------------------
Date                                      DOMINIC WELCH, President/Treasurer

November 12,1999                          /s/ Peter W. G. Cayias
----------------                          ----------------------
Date                                      PETER W.G. CAYIAS, Secretary