Form 10KSB
period 1999-12-31
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 2000-03-17
CIK 5117

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

For the fiscal year ended  December 31, 1999
                         -------------------------------------------------------
                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                       to
                                     --------------        -------------

Commission file number               2-54020
                                     -----------------------------------
                      American Geological Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Utah                                  87-0273300
     --------------------------------       -------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                 1730 South 1100 East, Salt Lake City, UT 84105
-------------------------------------------------------------------------------
                    (Address of principal executive officers)

Registrant's telephone number, including area code         (801) 983-7002
                                                     ---------------------------
Securities registered  pursuant  to  Section  12(b)  of  the  Act:

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

                                                                       [X]

State issuer's revenues for its most recent fiscal year.               $172,034

The market in which the common stock of the Registrant is traded is the "over-the-counter" market. During the last year trading was limited and done primarily on a negotiated basis.

                                Table of Contents

Heading                                                           Page
-------                                                          -------

                                     Part I

Item 1  Description of Business                                   I-1
Item 2  Description of Property                                   I-1
Item 3  Legal Proceedings                                         I-2
Item 4  Submission of Matters to a Vote of
        Securities Holders                                        I-2


                                     Part II

Item 5  Market for Common Equity and Related                      II-1
        Stockholder Matters
Item 6  Management's Discussion and Analysis                      II-1
Item 7  Consolidated Financial Statements                         II-2
Item 8  Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                    II-2

                                    Part III

Item 9  Directors, Executive Officers, Promoters,
        and Control Persons; Compliance with
        Section 16(a) of the Exchange Act                         III-1
Item 10 Executive Compensation                                    III-2
Item 11 Security Ownership of Certain Beneficial                  III-2
        Owners and Management
Item 12 Certain Relationships and Related Transactions            III-3
Item 13 Exhibits and Reports on Form 8-K                          III-3

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1999

                                     Part I

Item 1.    Description of Business

           General American Geological Enterprises, Inc. (AGE) is engaged in activities designed to identify and acquire geotherma and oil and gas leases.

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

           AGE holds a 5.49 percent working interest in the Roosevelt Hot Springs geothermal power unit (the Unit). On July 22, 1993, AGE agreed to sell on a prepayment basis its steam from the Unit for a 30-year period to PacifiCorp, which has constructed the Blundell power plant to utilize the steam. Certain leases have been committed to the Unit, of which 188 acres are within the participating area.

           Competition Competition for energy leases is intense, and many large oil and gas companies, with financial and technical resources greater than those of AGE, are now engaged, or have indicated an intention to engage, in the acquisition of energy leases.

           Regulations AGE is not currently engaged in energy exploration or development. Should it later enter into such activities, it will be subject to Federal, state, and local regulations with respect to environmental matters.

Item 2.    Description of Property

           The primary asset AGE holds representing its 5.49 percent working interest in the Unit is a patented mining claim on 188 acres that is within the current participating area of the Unit. AGE pays royalties on this claim equal to 5 percent of its net operating and maintenance revenue and is reimbursed for these royalties by PacifiCorp.

           AGE held all mineral (including geothermal) rights in leases that expired in 1991. However, certain leases were assigned to subsequent parties and AGE retained an overriding interest in the royalties from productive land. As of December 31, 1999, approximately 450 acres of land in Central Utah continued to be productive and AGE continues to receive the related royalty payments which aggregated $404 in 1999. AGE will continue to receive these overriding interest royalty payments as long as the land remains productive.

           In addition, AGE holds mineral rights in two leases that are directly adjacent to the current participating area of the Unit. AGE makes annual lease payments for these two leases totaling $97 per year.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1999


Item 3.    Legal Proceedings

           None.

Item 4.    Submission of Matters to a Vote of Securities Holders

           None.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1999


                                     Part II

Item 5.    Market For Common Equity and Related Stockholder Matters

           a) The market in which the common stock of the Registrant is traded is the "over-the-counter" market. During the last two years, there were no established "bid" or "asked" prices and trading was done primarily on a negotiated basis.

           b) The approximate number of holders of common stock of AGE at December 31, 1999 is 702.


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

           Results of Operations - Years ended December 31, 1999 and 1998
           --------------------------------------------------------------

           Revenues from the Unit represent sales of steam production that fluctuate based on the activity and production of the Unit. Revenues for fiscal year 1999 are fairly consistent with the previous year's revenues. Net income decreased to $43,909 in 1999 from $82,219 in 1998. This was due to an increase in operating and maintenance expenses, a decrease in dividend income, and a decrease in general and administrative expense due to stock issued to officers and directors in-lieu of cash for their past services rendered to AGE. These were considered normal fluctuations in investment and operating activity.

           Royalty Income
           --------------

           AGE owns seven oil and gas leases, all of which have been assigned to Barrett Resources. Pursuant to these assignments, AGE retained an overriding interest in royalties from productive land; and for the year ended December 31, 1999, AGE received $404 in override interest royalty payments.

           Liquidity
           ---------

           AGE's liquidity at December 31, 1999, is considered adequate with $1,208,352 in working capital. AGE believes that it has sufficient resources to cover its cash needs during fiscal year 2000.

           Commitments
           -----------

           AGE's future commitments consist of lease payments on land. There are no other commitments or anticipated expenditures of a capital nature, other than the commitment related to the agreement for the sale of steam discussed above.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1999


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

Item 7.    Consolidated Financial Statements

            Index to Consolidated Financial Statements                   Page
            ------------------------------------------                   ----

            Independent Auditors' Report                                 II-3

            Consolidated Balance Sheets - December 31, 1999 and 1998     II-4

            Consolidated Statements of Income -
               Years ended December 31, 1999 and 1998                    II-5

            Consolidated Statements of Stockholders' Equity and
               Comprehensive Income -

                Years ended December 31, 1999 and 1998                   II-6

            Consolidated Statements of Cash Flows -
               Years ended December 31, 1999 and 1998                    II-7

            Notes to Consolidated Financial Statements                   II-8

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                          Independent Auditors' Report

The Board of Directors
American Geological Enterprises, Inc.:


We have audited the accompanying consolidated balance sheets of American Geological Enterprises, Inc. and subsidiary (AGE) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of AGE's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGE as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                              By:/s/KPMG,LLP
                              --------------
                              KPMG,LLP
Salt Lake City, Utah
February 21, 2000

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

                                         Assets

                                                             1999          1998
                                                             ----          ----

Current assets:
     Cash and cash equivalents                           $  981,316      945,212
     Marketable securities (note 2)                         204,738      209,049
     Accounts receivable                                     19,479       19,874
     Interest and dividends receivable                        1,276        1,276
     Prepaid lease costs                                         73        2,649
     Prepaid income taxes                                    17,954         --
                                                         ----------   ----------

                 Total current assets                     1,224,836    1,178,060
                                                         ----------   ----------

Investment in geothermal power unit, at cost, less
     accumulated amortization of $194,929 and $164,940
     at December 31, 1999 and 1998, respectively            632,270      662,259

Marketable securities (note 2)                               70,833       70,968
                                                         ----------   ----------

                    Total assets                         $1,927,939    1,911,287
                                                         ==========   ==========

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998



                                Liabilities and Stockholders' Equity

                                                                     1999          1998
                                                                     ----          ----
Current liabilities:
     Accounts payable                                            $   10,275       12,238
     Accrued liabilities                                                976          416
     Income taxes payable                                              --          7,636
     Income taxes (note 5)                                            5,233        9,658
                                                                 ----------   ----------

                 Total current liabilities                           16,484       29,948
                                                                 ----------   ----------

Deferred income taxes (note 5)                                       77,810       86,657

Deferred revenue (note 6)                                           894,985      937,435

Minority interest                                                    12,001       11,460

Stockholders' equity:
     Common stock,  $.01 par  value;  authorized
         2,500,000   shares;  issued and outstanding
         1,380,997 and 1,260,997 shares
         in 1999 and 1998, respectively                              13,810       12,610
     Additional paid-in capital                                     600,411      557,211
     Accumulated other comprehensive income                           8,797       16,234
     Retained earnings                                              303,641      259,732
                                                                 ----------   ----------

                    Total stockholders' equity                      926,659      845,787

Commitments (note 4)
                                                                 ----------   ----------

                    Total liabilities and stockholders' equity   $1,927,939    1,911,287
                                                                 ==========   ==========


          See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.
                        Consolidated Statements of Income
                     Years ended December 31, 1999 and 1998

                                                         1999       1998
                                                       --------   --------

Revenues - geothermal power unit (note 6)              $172,034    171,398
                                                       --------   --------

Expenses:
     Operating and maintenance of geothermal
        power unit (note 6)                              56,069     49,996
     Amortization of geothermal power unit               29,989     29,989
     General and administrative                          76,887     33,400
     Lease costs                                          2,673      4,645
                                                       --------   --------

                    Total expenses                      165,618    118,030
                                                       --------   --------

                    Operating income                      6,416     53,368
                                                       --------   --------

Other income:
     Interest income                                     31,838     32,656
     Dividend income                                     12,756     25,721
     Royalties                                              404        432
                                                       --------   --------

                                                         44,998     58,809
                                                       --------   --------

                    Income before income taxes           51,414    112,177

Income tax expense (note 5)                               7,505     29,958
                                                       --------   --------

                    Net income                         $ 43,909     82,219
                                                       ========   ========



Basic net income per common share                      $   0.03       0.07
                                                       ========   ========


          See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                     Years ended December 31, 1999 and 1998

                                                                                         Accum-
                                                                                         ulated
                                                                                          other                    Net
                                                               Additional   Compre-      compre-                 stock-
                                          Common stock         paid-in      hensive      hensive     Retained    holders'
                                       Shares       Amount     capital      income       income      earnings    equity
                                      ---------   ---------   ----------   ----------   ----------  ----------   ---------

Balances, December 31, 1997           1,260,997  $  12,610      557,211      --           18,506     177,513     765,840

Comprehensive income:

    Net income                          --          --           --      $   82,219       --          82,219      82,219

    Other comprehensive income -
      unrealized loss on
      marketable securities, net
      of tax benefits of $1,352         --          --           --          (2,272)      (2,272)     --          (2,272)

Comprehensive income                    --          --           --      $   79,947       --          --          --
                                      ---------  ---------   ----------   =========   ----------  ----------   ---------

Balances, December 31, 1998           1,260,997     12,610      557,211                   16,234     259,732     845,787

Comprehensive income:

    Net income                          --          --           --      $   43,909       --          43,909      43,909

    Issuance of common stock
      in-lieu of cash for
      services rendered                 120,000      1,200       43,200      --           --          --          44,400

    Other comprehensive income -
      unrealized loss on
      marketable securities, net
      of tax benefits of $4,425         --          --           --          (7,437)      (7,437)     --          (7,437)

Comprehensive income                    --          --           --      $   36,472       --          --          --
                                      ---------  ---------   ----------   =========   ----------  ----------   ---------

Balances, December 31, 1999           1,380,997  $  13,810      600,411                    8,797     303,641     926,659
                                      =========  =========   ==========               ==========  ==========   =========



          See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1999 and 1998

                                                                      1999          1998
                                                                  ------------   ------------
Cash flows from operating activities:

     Net income                                                    $  43,909       82,219
     Adjustments to reconcile net income to net cash provided by operating activities:
           Amortization of geothermal power unit                      29,989       29,989
           Amortization on investments                                   135          138
           Issuance of common stock for services rendered             44,400         --
           Changes in operating assets and liabilities:
              Interest and dividends receivable                          395        2,151
              Prepaid lease costs                                      2,576         --
              Prepaid income taxes                                   (17,954)        --
              Accounts payable and accrued liabilities                (1,403)     (22,383)
              Income taxes payable                                    (7,636)     (10,738)
              Deferred income taxes                                   (8,847)      (9,146)
              Deferred revenue                                       (42,450)     (42,450)
              Minority interest                                          541          308
                                                                   ---------    ---------

                    Net cash provided by operating activities         43,655       30,088
                                                                   ---------    ---------

Cash flows from investing activities -
     purchase of marketable securities available-for-sale             (7,551)     (20,307)
                                                                   ---------    ---------

Increase in cash and cash equivalents                                 36,104        9,781

Cash and cash equivalents, beginning of year                         945,212      935,431
                                                                   ---------    ---------

Cash and cash equivalents, end of year                             $ 981,316      945,212
                                                                   =========    =========

Supplemental disclosure of cash flow information -

cash paid during the year for income taxes                         $  41,943       37,160


          See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(1)      Summary of Significant Accounting Policies

       (a)    Description of Business

              American Geological Enterprises, Inc. and subsidiary (AGE) are engaged in activities designed to identify and acquire geothermal and oil and gas leases in the Western United States. AGE's revenues are primarily derived from royalty payments from these leases as well as the applicable portion of steam revenues sold to PacifiCorp on a prepayment basis (see note 6).

       (b)    Marketable Securities

              Marketable investment securities consist of corporate debt and equity securities. AGE classifies its debt securities as
              "held-to-maturity"     and     all     other     securities     as
              "available-for-sale."

              Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost adjusted for the amortization or accretion of premiums and discounts. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from income and are reported as accumulated other comprehensive income in stockholders' equity until realized.

              A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to income and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

       (c)    Investment in Geothermal Power Unit

              AGE holds a 5.49 percent working interest in the Roosevelt Hot Springs geothermal power unit (the Unit). The investment in the Unit is being amortized using the straight-line method over the term (30 years) of the steam sale agreement with PacifiCorp (note
              6).

       (d)    Lease Costs

              Annual lease payments are expensed over the period of the lease. Direct costs of acquisition of new leases are capitalized and amortized over the initial life of the lease.

       (e)    Cash Equivalents

              Cash equivalents include all investments with original maturities to AGE of three months or less.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



       (f)    Net Income Per Share

              Basic net income per common share is the amount of net income for the period available to each share of common stock outstanding during the reporting period. Diluted net income per common share, if applicable, is the amount of net income for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. For fiscal years 1999 and 1998, only the basic income per share is applicable, as AGE had no potentially dilutive common shares outstanding. Basic net income per share computations are based upon 1,380,997 and 1,260,977 shares outstanding for the years ended December 31, 1999 and 1998, respectively.

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

       (h)    Comprehensive Income

              Effective January 1, 1998, AGE adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and unrealized losses on AGE's available-for-sale securities and is presented in the consolidated statement of stockholders' equity and comprehensive income. The adoption of SFAS No. 130 had no impact on total stockholders' equity.

       (i)    Use of Estimates

              Management of AGE has made estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

(2)    Marketable Investment Securities

       Marketable investment securities at December 31, 1999 and 1998, consist of:

                                                      1999           1998
                                                  ------------   -------------
          Available-for-sale, at fair value    $       204,738        209,049
          Held-to-maturity, at amortized cost           70,833         70,968
                                                                 -------------
                                                  ------------   -------------
                                               $       275,571        280,017
                                                  ============   =============

       The amortized cost, gross unrealized holding gains, and fair market value for marketable investment securities by major security type at December 31, 1999 and 1998, were as follows:

                                                                                        Gross
                                                                                     unrealized
                                                                     Amortized         holding
                                                                        cost            gains       Fair value
                                                                    ------------   -------------   -------------

          Year ended December 31, 1999:

              Available-for-sale - equity securities             $      190,708          14,030        204,738
                                                                    ============   =============   =============
              Held-to-maturity - corporate debt securities       $       70,833           1,456         72,289
                                                                    ============   =============   =============
          Year ended December 31, 1998:

              Available-for-sale - equity securities             $      183,157          25,892        209,049
                                                                    ============   =============   =============
              Held-to-maturity - corporate debt securities       $       70,968           7,786         78,754
                                                                    ============   =============   =============

       Maturities of debt securities classified as held-to-maturity were as follows at December 31, 1999:

                                                                    Amortized           Fair
                                                                        cost            value

                                                                    ------------    ------------
          Due within five years                                  $       50,229          50,338
          Due after ten years                                            20,604          21,951
                                                                    ------------    ------------
                                                                 $       70,833          72,289
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

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(4)    Land Leases

       The primary asset AGE holds representing its 5.49 percent working interest in the Unit is a patented mining claim on 188 acres that is within the current participating area of the Unit. AGE pays royalties on this claim equal to 5 percent of its net operating and maintenance revenue and is reimbursed for these royalties by PacifiCorp.

       In addition, AGE holds mineral rights in two leases that are directly adjacent to the current participating area of the Unit. AGE now makes annual lease payments on these two leases totaling $97 per year.

       AGE held all mineral (including geothermal) rights in leases that expired in 1991. However, certain leases were assigned to subsequent parties and AGE retained an overriding interest in the royalties from productive land. As of December 31, 1999, approximately 450 acres of land in Central Utah continues to be productive and AGE continues to receive the related royalty payments which aggregated $404 in 1999 and $432 in 1998. AGE will continue to receive these overriding interest royalty payments as long as the land remains productive.

(5)    Income Taxes

       Income tax expense (benefit) attributable to income from operations consists of:

                                                       Current      Deferred      Total
                                                      ----------   -----------   ----------
             Year ended December 31, 1999:
                 U.S. Federal                       $    13,355       (7,233)        6,122
                 State and local                          3,864       (2,481)        1,383
                                                      ----------   -----------   ----------
                                                      ----------   -----------   ----------
                                                    $    17,219       (9,714)        7,505
                                                      ==========   ===========   ==========
                                                      ==========   ===========   ==========
             Year ended December 31, 1998:

                 U.S. Federal                       $    33,653       (9,090)       24,563
                 State and local                          6,802       (1,407)        5,395
                                                      ----------   -----------   ----------
                                                    $    40,455      (10,497)       29,958
                                                      ==========   ===========   ==========

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

       Income tax expense attributable to income from operations for the years ended December 31, 1999 and 1998, differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                                                                            1999         1998
                                                                         ----------   ----------
        Computed "expected" tax expense                                $   17,481       38,120
        Increase (reduction) in income taxes resulting from:
              State and local income taxes, net of federal income
                tax benefit                                                   913        3,561
              Effect of surtax exemption and other, net                   (10,889)     (11,723)
                                                                         ----------   ----------
                                                                       $    7,505       29,958
                                                                         ==========   ==========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 1999 and 1998, are presented below:

                                                                                      1999         1998
                                                                                   ----------   ----------
             Valuation of marketable investment securities                       $     5,233        9,658
             Investment in geothermal power unit, principally due to
                amortization                                                          77,810       86,657
                                                                                   ----------   ----------
                               Total deferred tax liabilities                    $    83,043       96,315
                                                                                   ==========   ==========

(6)    Geothermal Power Unit and Concentration of Credit

       AGE entered into an agreement on July 22, 1993, to sell its share of steam from the Unit for a

       30-year period on a prepayment basis commencing January 22, 1991 to PacifiCorp, which has constructed the Blundell power plant to utilize the steam. The advance received is being recognized as revenue over the remaining term of the agreement. Revenue of approximately $42,000 was amortized and recognized for both 1999 and 1998.

       AGE is required to pay its proportionate share of operating and maintenance expenses to the operator of the Unit. AGE paid operating and maintenance expenses of approximately $56,000 and $50,000 in 1999 and 1998, respectively.

       Additionally, PacifiCorp pays AGE for operating and maintenance services and a reimbursement of royalties for one lease AGE holds that is included in the Unit. PacifiCorp paid AGE approximately $129,000 for both 1999 and 1998, for operating and maintenance services that is reported as revenue from the Unit. Royalties due are equal to five percent of AGE's net operating and maintenance revenue. PacifiCorp paid AGE approximately $3,700 and $3,900 in 1999 and 1998, respectively, for these royalties which AGE, in turn, paid to its lessors.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(7)    Officer Remuneration

       During the year ended December 31, 1999, AGE recorded compensation expense of $44,400 relating to issuance of common stock for services rendered by members of its officers and directors. There was no other compensation paid to officers and directors during the fiscal years ended December 31, 1999 and 1998, respectively

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1999


                                    Part III

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

           Mr. Fisher, 79, President of A. D. Gilhart & Co., Inc. (investment bankers since 1959), has been a Director of AGE since its organization in 1969 and now serves as Chairman of the Board. He holds a doctor of law, is a member of the Bar of the State of New York, and presently serves as a director of several public companies. He has written and lectured in the field of business finance and interpersonal relationships.

           Mr. Welch, 67, is a certified public accountant and is the President and a Director of Kearns-Tribune Corporation, where he has been employed for over 20 years. He became a Director and Treasurer of AGE in 1970 and President in 1998. Mr. Welch holds a Bachelor of Arts in Accounting from Utah State University.

           Mr. Wallace, 76, has been an officer and director of AGE and has devoted a portion of his time to its affairs since 1969. He is also, and has been for over 35 years, a consultant in the development and management of real property investments and a private investor. Mr. Wallace presently serves as a Director and a member of the executive committee of First Interstate Bank of Utah, as a Director and President of Arizona Ranch & Metals Company, and as Chairman of Wallace Associates, Inc., a real estate investment and management firm. He holds a Bachelor of Arts from Stanford University and a Master's Degree in city planning from the Massachusetts Institute of Technology.

           Mr. Cayias, 64, has been a licensed insurance agent since 1960. He has been an Officer and Director of AGE since 1969 and is also an Officer and Director of several other corporations engaged in the real estate business and natural resource investment business. Mr. Cayias holds a Bachelor of Science in Business Administration from the University of Utah.

           Mrs. Dixon, 74, was Recorder of Salt Lake County from January 1975 through December 1994, and a Director of AGE since 1972. For more than 14 years prior to 1975, she was involved in community affairs. Mrs. Dixon holds a Bachelor of Science from Utah State University.

                                     III-1

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1999


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

Item 10.   Executive Compensation

           During the year ended December 31, 1999, AGE recorded compensation expense of $44,400 relating to issuance of common stock for services rendered by members of its officers and directors. There was no other compensation paid to officers and directors during the fiscal years ended December 31, 1999 and 1998, respectively.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth information as to the ownership of AGE's $.01 par value common stock by all officers and directors of AGE as a group and by owners of more than five percent of AGE's common stock as of December 31, 1999:

                                                                       Type of            Amount          Percent

              Name                                                    ownership           owned           of class
              ----                                                 ---------------     ------------     ----------

                 All directors and officers (5) as a group             Record             419,082          30%
                 M. Walker Wallace                                     Record             127,667           9
                 Katie L. Dixon                                        Record             124,428           9
                 Paul T. Walton Estate                                 Record              96,665           7
                 Milton Fisher                                         Record              95,646           7

                                     III-2

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 1999


Item 12.   Certain Relationships and Related Transactions

           None.

Item 13.   Exhibits and Reports on Form 8-K

           Report on Form 8-K
           ------------------
           No reports on Form 8-K have been filed.

                                     III-3

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GEOLOGICAL ENTERPRISES, INC.
-------------------------------------

                                                            (Registrant)





                                     By:/s/Dominic Welch
                                     -------------------
                                     Dominic Welch
                                     President and Principal Executive Officer


Date                                 By:/s/Peter W. G. Cayias
     ------------------------        ------------------------
                                     Peter W. G. Cayias
                                     Secretary and Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.

       By:/s/Dominic Welch           By:/s/M. Walker Wallace
       -----------------------       ------------------------------
       Dominic Welch                 M. Walker Wallace
       Director                      Director

       By:/s/Peter W. G. Cayias
       ----------------------------
       Peter W. G. Cayias
       Director