Form 10QSB
period 2000-03-31
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 2000-05-15
CIK 5117

FORM 10-QSB.-- QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     (Last amended by 34-32231, eff. 6/3/93)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

                                       or

[ ]  Transition  Report  Under  Section 13 or 15(d) of the  Exchange Act
     For the transition period from       to
                                    -----    -----

                         Commission file number 2-54020
                         ------------------------------

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

                                 (801) 983-7002
                                 --------------
                         (Registrant's telephone number)

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



As of March 31, 2000, 1,380,997 shares of common stock were outstanding.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                                 Balance Sheets

                                                 March 31,
                                                    2000      December 31,
                                                (unaudited)       1999
                                                 ----------   ----------
                     Assets
                     ------
Current assets:
 Cash and cash equivalents                       $1,008,266   $  981,316
 Marketable securities held-for-sale                203,194      204,738
 Accounts receivable                                 10,214       19,479
 Interest receivable                                  1,723        1,276
 Prepaid lease costs                                     48           73
 Prepaid income taxes                                13,785       17,954
                                                 ----------   ----------
Total current assets                              1,237,230    1,224,836

Investment in geothermal power unit,
 at cost, less accumulated amortization
 of $202,427 in 2000 and $194,929 in 1999           624,772      632,270

Marketable securities held-to-maturity               70,799       70,833
                                                 ----------   ----------

                                                 $1,932,801   $1,927,939
                                                 ==========   ==========

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
  Accounts payable                               $   17,611   $   10,275
  Accrued liabilities                                 1,584          976
  Deferred income taxes                               4,658        5,233
                                                 ----------   ----------
         Total current liabilities                   23,853       16,484
Deferred income taxes                                80,159       77,810
Deferred revenue                                    884,372      894,985
Minority interest                                    12,001       12,001

Stockholders' equity:
  Common stock, $.01 par value; authorized
    2,500,000 shares; issued and outstanding
    1,380,997 and 1,260,997 shares in 2000 and
    1999, respectively                               13,810       13,810
  Additional paid-in capital                        600,411      600,411
  Accumulated other comprehensive income              7,829        8,797
  Retained earnings                                 310,366      303,641
                                                 ----------   ----------

                                                    932,416      926,659
                                                 ==========   ==========

                                                 $1,932,801   $1,927,939
                                                 ==========   ==========




                See accompanying notes to financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Operations
                                   (Unaudited)

                                                      Three months ended
                                                      ------------------
                                                      March 31,  March 31,
                                                        2000       1999
                                                       -------   -------

Revenues - gross revenues from geothermal power unit   $42,930   $44,193
                                                       -------   -------
Expenses:
  Operating expenses of geothermal power unit           20,135    14,364
  Amortization of geothermal power unit                  7,497     7,497
  Lease costs                                               24     1,161
  Other general and administrative                       9,756    16,016
                                                       -------   -------
                                                        37,412    39,038
                                                       -------   -------
            Income from operations                       5,518     5,155
Other income and expenses:
  Interest income                                        7,530     7,014
  Dividend income                                          858       865
  Royalties                                                 96      --
                                                       -------   -------
                                                         8,484     7,879
                                                       -------   -------


            Income before income taxes                  14,002    13,034
Income tax expense                                       7,277     2,411
                                                       -------   -------
            Net income                                 $ 6,725   $10,623
                                                       =======   =======

            Net income per share                       $   .01   $   .01
                                                       =======   =======



                See accompanying notes to financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Statements of Cash Flows
                                   (Unaudited)




                                                              Three months ended
                                                              ------------------
                                                           March 31,       March 31,
                                                             2000            1999
                                                          -----------    -----------
Cash flows from operating activities:
 Net income                                               $     6,725    $    10,623
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Amortization of geothermal power unit                       7,497          7,497
    Accretion on marketable securities held to maturity            34             33
    Change in operating assets and liabilities:
        Accounts receivable                                     9,265         (2,243)
        Interest and dividends receivable                        (447)          (447)
        Prepaid lease costs                                        25          1,162
        Prepaid income taxes                                    4,169           --
        Accounts payable                                        7,336         (2,999)
        Income taxes payable                                     --            2,245
        Accrued liabilities                                       608            915
        Deferred income taxes                                   2,351         (2,177)
        Deferred revenue                                      (10,613)       (10,613)
                                                          -----------    -----------
        Net cash provided by operating activities              26,950          3,996
                                                          -----------    -----------

 Increase in cash and cash equivalents                         26,950          3,996

 Cash and cash equivalents at beginning of period             981,316        945,212
                                                          -----------    -----------
 Cash and cash equivalents at end of period               +$ 1,008,266    $   949,208
                                                          ===========    ===========





                See accompanying notes to financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Notes and Disclosures to Form 10-QSB

1.       Presentation
         ------------

         The financial statements as of March 31, 2000, and for the three months then ended were prepared by American Geological Enterprises, Inc. (AGE) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. AGE has previously filed with the SEC a Form 10-KSB, which included audited financial statements for the two years ending December 31, 1999 and 1998. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in AGE's Form 10-KSB filing.

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

Financial Condition & Results of Operations
-------------------------------------------

At March 31, 2000, AGE's financial condition is consistent with December 31, 1999. Income and expenses for the first quarters of 2000 and 1999 experienced some variations. Increased operating expenses during the first quarter of 2000 compared to the first quarter of 1999 were considered a normal fluctuation in operations. Decreased lease costs were due to the fact that certain leases that are no longer part of the participating area of the geothermal power unit were not renewed this past year. The decrease in general and administrative expenses is due to the fact that these expenses, particularly professional fees, are not incurred ratably during the year. The increase in income tax expense is due to the change in deferred income taxes that is included in income tax expense. All other income and expenses were consistent for the first quarters of 2000 and 1999.

Liquidity & Commitments
-----------------------

AGE's liquidity at March 31, 2000, is considered adequate with $1,213,377 in working capital. AGE is committed to furnish its share of steam from its investment in a geothermal power unit to PacifiCorp under a 30-year agreement that commenced in 1991. Additionally, AGE's future commitments consist of lease payments on the land which lies within the participating area of the geothermal power unit. There are no other commitments or anticipated expenditures of a capital nature.

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

                                    AMERICAN GEOLOGICAL ENTERPRISES, INC.
                                    (Registrant)

May 15, 2000                        By: /s/ Dominic Welch
------------                        ---------------------
Date                                DOMINIC WELCH, President/Treasurer

May 15, 2000                        By: /s/ Peter W. G. Cayias
------------                        --------------------------
Date                                PETER W.G. CAYIAS, Secretary