Form 10QSB
period 2000-06-30
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 2000-08-14
CIK 5117

FORM 10-QSB.-- QUARTERLY REPORT UNDER SECTION 13

                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     (Last amended by 34-32231, eff. 6/3/93)

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000
                                                                  --------------

                                      or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                                     -----------     -----------

Commission file number                        2-54020
                                              --------

                      American Geological Enterprises, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Utah                                   87-0273300
   -------------------------------        --------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

                 1730 South 1100 East, Salt Lake City, UT 84105
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 983-7002
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)



Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    [X]    Yes     [  ]  No



As of August 11, 2000, 1,380,997 shares of common stock were outstanding.


                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Condensed Consolidated Balance Sheets

                                                                                        June 30,
                                                                                          2000                   December 31,
                                                                                       (unaudited)                   1999
                                                                                       ----------                ----------
                                     Assets
                                     ------
Current assets:
   Cash and cash equivalents                                                           $1,027,615                   981,316
   Marketable securities held-for-sale                                                    201,451                   204,738
   Accounts receivable                                                                     20,930                    19,479
   Interest and dividends receivable                                                        1,276                     1,276
   Prepaid lease costs                                                                         24                        73
   Prepaid income taxes                                                                         -                    17,954
                                                                                       ----------                ----------
          Total current assets                                                          1,251,296                 1,224,836

Investment in geothermal power unit, at cost, less  accumulated amortization of $209,924 at June 30, 2000 and $194,929 at
  December 31,  1999

                                                                                          617,275                   632,270
Marketable securities held-to-maturity                                                     70,766                    70,833
                                                                                       ==========                ==========
                  Total assets                                                          1,939,337                 1,927,939
                                                                                       ==========                ==========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current liabilities:
   Accounts payable                                                                    $    6,256                    10,275
   Income taxes payable                                                                    12,385                         -
   Accrued liabilities                                                                      1,684                       976
   Deferred income taxes                                                                    4,007                     5,233
                                                                                       ----------                ----------
                  Total current liabilities                                                24,332                    16,484

Deferred income taxes                                                                      73,379                    77,810
Deferred revenue                                                                          873,760                   894,985
Minority interest                                                                          12,001                    12,001
Stockholders' equity:
   Common stock, $.01 par value; authorized 2,500,000 shares;
     issued and and outstanding 1,380,997 shares at June 30, 2000 and
     December 31, 1999                                                                     13,810                    13,810
   Additional paid-in capital                                                             600,411                   600,411
   Accumulated other comprehensive income                                                   6,736                     8,797
   Retained earnings                                                                      334,908                   303,641
                                                                                       ----------                ----------
                  Total stockholders' equity                                              955,865                   926,659
                                                                                       ----------                ----------
                  Total liabilities and stockholders' equity                           $1,939,337                 1,927,939
                                                                                       ==========                ==========


See accompanying notes to condensed consolidated financial statements.


                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                               Three months ended              Six months ended
                                                           ---------------------------    ---------------------------
                                                             June 30,       June 30,        June 30,     June 30,
                                                               2000           1999            2000          1999
                                                           ------------   ------------    ------------   ------------

Revenues - geothermal power unit                               42,923         43,926          85,853         88,119
                                                           ------------   ------------    ------------   ------------
Expenses:
  Operating and maintenance of geothermal
    power unit                                                  7,897         14,650          28,032         29,014
  Amortization of geothermal power unit                         7,498          7,498          14,995         14,995
  General and administrative                                    8,721          8,832          18,477         24,848
  Lease costs                                                      24            744              48          1,905
                                                           ------------   ------------    ------------   ------------
         Total expenses                                        24,140         31,724          61,552         70,762
                                                           ------------   ------------    ------------   ------------
         Operating income                                      18,783         12,202          24,301         17,357


Other income:
  Interest  income                                              7,694          7,110          15,224         14,124
  Dividend income                                               1,998          1,681           2,856          2,546
  Royalties                                                         -             92              96             92
                                                           ------------   ------------    ------------   ------------
         Total other income                                     9,692          8,883          18,176         16,762
                                                           ------------   ------------    ------------   ------------

         Income before income taxes                            28,475         21,085          42,477         34,119
Income tax expense                                              3,933          5,182          11,210          7,593
                                                           ------------   ------------    ------------   ------------
         Net income                                       $    24,542         15,903          31,267         26,526
                                                           ============   ============    ============   ============



Basic net income per common share                         $       .02            .01             .02            .02
                                                           ============   ============    ============   ============

See accompanying notes to condensed consolidated financial statements.


                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Six months ended
                                                                                    --------------------------
                                                                                      June 30,      June 30,
                                                                                       2000          1999
                                                                                    -----------    -----------
Cash flows from operating activities:
  Net income                                                                        $    31,267         26,526
  Adjustments to reconcile net income to net cash provided by operating  activities:
      Amortization of geothermal power unit                                              14,995         14,995
      Amortization on investments                                                            67             67
      Change in operating assets and liabilities:
         Accounts receivable                                                             (1,451)        (1,219)
         Prepaid lease costs                                                                 49          1,905
         Prepaid income taxes                                                            17,954         (2,497)
         Accounts payable and accrued liabilities                                        (3,311)           730
         Income taxes payable                                                            12,385         (7,636)
         Deferred income taxes                                                           (4,431)        (4,415)
         Deferred revenue                                                               (21,225)       (21,225)
                                                                                    -----------    -----------
         Net cash provided by operating activities                                       46,299          7,231
                                                                                    -----------    -----------
Cash flows from investing activities-
  purchase of marketable securities available-for-sale                                        -           (432)
                                                                                    -----------    -----------
         Net cash used in investing activities                                                -           (432)
                                                                                    -----------    -----------
Increase in cash and cash equivalents                                                    46,299          6,799
Cash and cash equivalents, beginning of period                                          981,316        945,212
                                                                                    -----------    -----------
Cash and cash equivalents, end of period                                            $ 1,027,615        952,011
                                                                                    ===========    ===========



Supplemental disclosure of cash flow information -
cash paid during the period for income taxes                                        $     3,960         22,143



See accompanying notes to condensed consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation
         ---------------------
         The financial statements as of June 30, 2000, and for the six months then ended were prepared by American Geological Enterprises, Inc. (AGE) without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. AGE has previously filed with the SEC a Form 10-KSB, which included audited financial statements for the two years ending December 31, 1999 and 1998. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in AGE's Form 10-KSB filing.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Management's Discussion and Analysis
                              or Plan of Operation

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

Financial Condition & Results of Operations
-------------------------------------------

At June 30, 2000, AGE's financial condition is consistent with December 31, 1999. Income and expenses for the three months ended and the six months ended June 30, 2000 and 1999 experienced some minor variations. Decreased operating and maintenance expenses for the geothermal power unit for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 are considered a normal fluctuation in operations. Decreased general and administrative costs for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 is due to the fact that these expenses, particularly professional fees, are not incurred ratably during the year. The decrease in income tax expense for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 is due to the change in deferred income taxes that is included in income tax expense. All other income and expenses were consistent.

Liquidity & Commitments
-----------------------

AGE's liquidity at June 30, 2000, is considered adequate with $1,226,964 in working capital. AGE is committed to furnish its share of steam from its investment in a geothermal power unit to Pacificorp under a 30-year agreement that commenced in 1991. Additionally, AGE's future commitments consist of lease payments and royalties on the land which lies within the participating area of the geothermal power unit. There are no other commitments or anticipated expenditures of a capital nature.

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

AMERICAN GEOLOGICAL ENTERPRISES, INC.
(Registrant)


August 14, 2000                    /s/ Dominic Welch
----------------                   ----------------------------------
Date                               DOMINIC WELCH, President/Treasurer




August 14, 2000                    /s/ Peter W. G. Cayias
----------------                   --------------------------------
Date                                   PETER W.G. CAYIAS, Secretary