Form 10QSB
period 2000-09-30
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 2000-11-14
CIK 5117

FORM 10-QSB.-- QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     (Last amended by 34-32231, eff. 6/3/93)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934 For the quarterly period ended    September 30, 2000
                                       -----------------------------------------
                                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act
For the transition period from
                               ---------------------  to -----------------------
Commission file number         2-54020
                               -------------------------------------------------
                      American Geological Enterprises, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
               Utah                                         87-0273300
------------------------------------            --------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                 1730 South 1100 East, Salt Lake City, UT 84105
--------------------------------------------------------------------------------
                    (Address of principal executive officers)
                                 (801) 983-7002
--------------------------------------------------------------------------------
                         (Registrant's telephone number)

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


As of November 10, 2000, 1,380,997 shares of common stock were outstanding.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Condensed Consolidated Balance Sheets

                                                                            September 30,
                                                                                 2000            December 31,
                                  Assets                                     (unaudited)             1999
                                                                           --------------       -------------
Current assets:
   Cash and cash equivalents                                              $     1,043,222             981,316
   Marketable securities held-for-sale                                            213,919             204,738
   Accounts receivable                                                             20,227              19,479
   Interest and dividends receivable                                                1,723               1,276
   Prepaid lease costs                                                                 97                  73
   Prepaid income taxes                                                                 -              17,954
                                                                           --------------       -------------
   Total current assets                                                         1,279,188           1,224,836

Investment in geothermal power unit, at cost, less accumulated
amortization of $217,421 in 2000 and $187,432 in 1999                             609,778             632,270
Marketable securities held-to-maturity                                             70,732              70,833
                                                                           ==============       =============
                Total assets                                              $     1,959,698           1,927,939
                                                                           ==============       =============
                Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                       $         7,468              10,275
   Income taxes payable                                                            16,371                   -
   Accrued liabilities                                                                916                 976
   Deferred income taxes                                                            8,452               5,233
                                                                           --------------       -------------
   Total current liabilities                                                       33,207              16,484

Deferred income taxes                                                              71,164              77,810
Deferred revenue                                                                  863,147             894,985
Minority interest                                                                  12,001              12,001

Stockholders' equity:
   Common stock, $.01 par value; authorized 2,500,000 shares; issued and
   outstanding 1,380,997 shares at September 30, 2000 and December 31, 1999        13,810              13,810
   Additional paid-in capital                                                     600,411             600,411
   Unrealized gain on marketable securities, net of tax                            14,207               8,797
   Retained earnings                                                              351,751             303,641
                                                                           --------------       -------------
                Total stockholders' equity                                        980,179             926,659
                                                                           ==============       =============
                Total liabilities and stockholders' equity                $     1,959,698           1,927,939
                                                                           ==============       =============



See accompanying notes to condensed consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                               Three months ended             Nine months ended
                                                           ---------------------------    ---------------------------
                                                            Sept. 30,      Sept. 30,       Sept. 30,     Sept. 30,
                                                               2000           1999            2000          1999
                                                           ------------   ------------    ------------   ------------

Revenues - geothermal power unit                               43,007         43,792         128,860        131,911
                                                           ------------   ------------    ------------   ------------
Expenses:
Operating amd maintenance of geothermal
      power unit                                               14,081         14,362          42,113         43,376
Amortization of geothermal power unit                           7,497          7,497          22,492         22,492
General and administrative                                      8,601          2,343          27,078         27,191
Lease costs                                                        25            744              73          2,649
                                                           ------------   ------------    ------------   ------------
           Total expenses                                      30,204         24,946          91,756         95,708
                                                           ------------   ------------    ------------   ------------
           Operating income                                    12,803         18,846          37,104         36,203

Other income:
Interest  income                                                6,548          7,314          21,772         21,438
Dividend income                                                 3,222          1,810           6,078          4,356
Royalties                                                           -            115              96            207
                                                           ------------   ------------    ------------   ------------
           Total other income                                   9,770          9,239          27,946         26,001
                                                           ------------   ------------    ------------   ------------
           Income before income taxes                          22,573         28,085          65,050         62,204

Income tax expense                                              5,731          7,671          16,940         15,264
                                                           ------------   ------------    ------------   ------------
           Net income                                     $    16,842         20,414          48,110         46,940
                                                           ============   ============    ============   ============


Basic net income per common share                         $       .01            .02             .03            .04
                                                           ============   ============    ============   ============



See accompanying notes to condensed consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                                         Nine months ended
                                                                                ------------------------------------
                                                                                    Sept. 30,          Sept. 30,
                                                                                      2000                1999
                                                                                -----------------   ----------------
Cash flows from operating activities:
Net income                                                                      $        48,110              46,940
Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of geothermal power unit                                             22,492              22,492
       Amortization on investments                                                          101                 100
       Change in operating assets and liabilities:
           Accounts receivable                                                           (1,195)               (770)
           Prepaid lease costs                                                              (24)              2,552
           Prepaid income taxes                                                          10,034              (2,511)
           Accounts payable and accrued liabilities                                      (2,867)                106
           Income taxes payable                                                          24,291              (7,636)
           Deferred income taxes                                                         (6,646)             (6,629)
           Deferred revenue                                                             (31,838)            (31,838)
                                                                                -----------------   ----------------
           Net cash provided by operating activities                                     62,458              22,806
                                                                                -----------------   ----------------
Cash flows from investing activities -
purchase of marketable securities available-for-sale                                       (552)               (996)
                                                                                -----------------   ----------------
           Net cash used in investing activities                                           (552)               (996)
                                                                                -----------------   ----------------
Increase in cash and cash equivalents                                                    61,906              21,810
Cash and cash equivalents, beginning of period                                          981,316             945,212
                                                                                -----------------   ----------------
Cash and cash equivalents, end of period                                        $     1,043,222             967,022
                                                                                =================   ================


Supplemental disclosure of cash flow information -
cash paid during the period for income taxes                                    $         7,920              32,043



See accompanying notes to condensed consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation

The financial statements as of September 30, 2000, and for the nine months then ended were prepared by American Geological Enterprises, Inc. (AGE) without audit pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all necessary adjustments to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the periods presented are not necessarily indicative of the results for the respective complete years. AGE has previously filed with the SEC a Form 10-KSB, which included audited financial statements for the two years ending December 31, 1999 and 1998. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in AGE's Form 10-KSB filing.

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

Financial Condition & Results of Operations
-------------------------------------------

At September 30, 2000, AGE's financial condition is consistent with December 31, 1999. Income and expenses are consistent for both the three months ended and the nine months ended September 30, 2000 and 1999 except for the decrease in lease costs. The participating area of the geothermal power unit in which AGE has an interest has been reduced by the operator of the unit. Consequently, it was not necessary for AGE to renew certain leases this year and lease costs have decreased accordingly.

Liquidity & Commitments
-----------------------

AGE's liquidity at September 30, 2000, is considered adequate with $1,245,981 in working capital. AGE's future commitments consist of lease payments on land which lies within the participating area of the geothermal power unit. Additionally, AGE is committed to furnish its share of steam from its investment in the geothermal power unit to Utah Power & Light (UP&L) under a 30-year agreement that commenced in 1991. There are no other commitments or anticipated expenditures of a capital nature.

AGE's economic future will be dependent, in major part, upon the value of its undeveloped interests in the geothermal power unit. The value of such undeveloped interests will, in turn, be dependent upon, among other matters (a) the then current price of energy; (b) governmental incentives to develop renewable resources; (c) regulatory incentives; and (d) the load needs of UP&L.

Merger Negotiations
-------------------

AGE has entered into preliminary negotiations with Emtech Inc. to explore the possibility of a merger between the two companies. No agreements have yet been reached.

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

AMERICAN GEOLOGICAL ENTERPRISES, INC.
(Registrant)




November 13, 2000                            /s/ Dominic Welch
-----------------------------                ----------------------------------
Date                                          DOMINIC WELCH, President/Treasurer

November 13, 2000                            /s/ Peter W. G. Cayias
-----------------------------                -----------------------------------
Date                                          PETER W.G. CAYIAS, Secretary