Form 10KSB
period 2000-12-31
AMERICAN GEOLOGICAL ENTERPRISES INC
filed 2001-03-29
CIK 5117

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

         For the fiscal year ended   December 31, 2000
                                     -----------------
                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to
                              --------------------      ------------------------

Commission file number        2-54020
                              -------

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

                 1730 South 1100 East, Salt Lake City, UT 84105
                 ----------------------------------------------
                    (Address of principal executive officers)

Registrant's telephone number, including area code          (801) 983-7002
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of class)

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

                                                                             [X]

State issuer's revenues for its most recent fiscal year.                $172,030

The market in which the common stock of the Registrant is traded is the "over-the-counter" market. During the last year trading was limited and done primarily on a negotiated basis.


                                Table of Contents


   Heading                                                                         Page
-------------                                                                   -----------
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


                                    Part III
Item 9       Directors, Executive Officers, Promoters, and Control Persons;
              Compliance with Section 16(a) of the Exchange Act                    III-1
Item 10      Executive Compensation                                                III-2
Item 11      Security Ownership of Certain Beneficial Owners and Management        III-2
Item 12      Certain Relationships and Related Transactions                        III-3
Item 13      Exhibits and Reports on Form 8-K                                      III-3

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 2000


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

         AGE held all mineral (including geothermal) rights in leases that expired in 1991. However, certain leases were assigned to subsequent parties and AGE retained an overriding interest in the royalties from productive land. As of December 31, 2000, AGE continues to receive the related royalty payments which aggregated $660 in 2000. AGE will continue to receive these overriding interest royalty payments as long as the land remains productive.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 2000

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         None.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 2000


                                     Part II

Item 5.  Market For Common Equity and Related Stockholder Matters

         a) The market in which the common stock of the Registrant is traded is the "over-the-counter" market. During the last two years, there were no established "bid" or "asked" prices and trading was done primarily on a negotiated basis.

         b) The approximate number of holders of common stock of AGE at December 31, 2000 is 702.

Item 6.  Management's Discussion and Analysis

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

         Results of Operations - Years ended December 31, 2000 and 1999
         --------------------------------------------------------------

         Revenues from the Unit represent sales of steam production that fluctuate based on the activity and production of the Unit. Revenues for fiscal year 2000 are consistent with the previous year's revenues. Net income decreased to $21,517 in 2000 from $43,909 in 1999. The majority of this decline was due to an increase in general and administrative expenses. General and administrative expenses increased dramatically in the fiscal year ended December 31, 2000 due to legal fees incurred for the merger with Emtec, Inc. All other income and expenses were fairly consistent between the fiscal years ended December 31, 2000 and 1999.

         Liquidity
         ---------

         AGE's liquidity at December 31, 2000, is considered adequate with $1,197,391 in working capital. AGE believes that it has sufficient resources to cover its cash needs during fiscal year 2001.

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

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 2000

         Merger Agreement
         ----------------

         On December 15, 2000, AGE entered into an agreement which provides for a merger between a newly formed AGE subsidiary and Emtec, Inc., a privately held New Jersey corporation engaged in the business of providing the computer industry with information technology services, network consulting and Internet-related services. Upon completion of the merger, AGE intends to seek a listing of its common stock on NASDAQ's electronic bulletin board.

         According to the terms of the merger agreement, each Emtec shareholder will receive .9753 of a share of AGE common stock for each share of Emtec common stock owned by such shareholder on the effective date of the merger. Upon completion of the merger, Emtec will become a wholly owned subsidiary of AGE, Emtec shareholders and others will acquire approximately 81.8% of AGE's then issued and outstanding common stock, AGE's current management will be replaced by Emtec's executive officers, and Emtec's designees will comprise three of the four members of AGE's post-merger board of directors. AGE's current shareholders will retain an approximately 18.2% equity interest in AGE following the merger.

         In order to facilitate the merger, AGE will change its state of incorporation from Utah to Delaware by merging with and into a newly formed Delaware subsidiary of AGE. AGE will also concurrently increase its authorized capitalization from 2,500,000 shares of common stock to 25,000,000 shares of common stock. Further, AGE will amend its certificate of incorporation to change AGE's name to "Emtec, Inc."

         AGE shareholders voted to approve the reincorporation to Delaware, the increase in capitalization, and the name change on January 15, 2001. The merger subsequently became effective January 17, 2001.

Item 7.  Consolidated Financial Statements

           Index to Consolidated Financial Statements                    Page
           ------------------------------------------                    ----

           Independent Auditors' Report                                  II-3

           Consolidated Balance Sheets - December 31, 2000 and 1999      II-4

           Consolidated Statements of Income -
              Years ended December 31, 2000 and 1999                     II-5

           Consolidated Statements of Stockholders' Equity and
              Comprehensive Income -
               Years ended December 31, 2000 and 1999                    II-6

           Consolidated Statements of Cash Flows -
              Years ended December 31, 2000 and 1999                     II-7

           Notes to Consolidated Financial Statements                    II-8

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                          Independent Auditors' Report



The Board of Directors
American Geological Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of American Geological Enterprises, Inc. and subsidiary (AGE) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of AGE's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AGE as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By:/s/ KPMG, LLP
----------------
       KPMG< LLP

Salt Lake City, Utah
February 23, 2001

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                          Assets
                                          ------                    2000         1999
                                                                 ----------   ----------
Current assets:
    Cash and cash equivalents                                    $1,017,205      981,316
    Marketable securities (note 2)                                  222,308      204,738
    Accounts receivable                                              19,625       19,479
    Interest and dividends receivable                                 1,276        1,276
    Prepaid lease costs                                                  73           73
    Prepaid income taxes                                               --         17,954
                                                                 ----------   ----------

               Total current assets                               1,260,487    1,224,836
                                                                 ----------   ----------

Investment in geothermal power unit, at cost, less
    accumulated amortization of  $224,919 and $194,929
    at December 31, 2000 and 1999, respectively                     602,280      632,270

Marketable securities (note 2)                                       70,697       70,833
                                                                 ----------   ----------

               Total assets                                      $1,933,464    1,927,939
                                                                 ==========   ==========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
    Accounts payable                                             $   53,946       10,275
    Accrued liabilities                                               1,856          976
    Income taxes payable                                              1,582         --
    Deferred income taxes (note 5)                                    5,655        5,233
                                                                 ----------   ----------

               Total current liabilities                             63,039       16,484
                                                                 ----------   ----------

Deferred income taxes (note 5)                                       68,948       77,810

Deferred revenue (note 6)                                           852,535      894,985

Minority interest                                                      --         12,001

Stockholders' equity:
    Common stock, $.01 par value; authorized 2,500,000 shares;
    issued and outstanding 1,380,997 shares
    at December 31, 2000 and 1999                                    13,810       13,810
    Additional paid-in capital                                      600,411      600,411
    Accumulated other comprehensive income                            9,506        8,797
    Retained earnings                                               325,215      303,641
                                                                 ----------   ----------

               Total stockholders' equity                           948,942      926,659

Commitments (note 4)
                                                                 ----------   ----------

               Total liabilities and stockholders' equity        $1,933,464    1,927,939
                                                                 ==========   ==========

          See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                        Consolidated Statements of Income

                     Years ended December 31, 2000 and 1999

                                                                      2000        1999
                                                                   ---------    ---------
Revenues - geothermal power unit (note 6)                          $ 172,030      172,034
                                                                   ---------    ---------

Expenses:
     Operating and maintenance of geothermal power unit (note 6)      58,775       56,069
     Amortization of geothermal power unit                            29,989       29,989
     General and administrative                                      114,550       76,887
     Lease costs                                                          97        2,673
                                                                   ---------    ---------

                    Total expenses                                   203,411      165,618
                                                                   ---------    ---------

                    Operating income                                 (31,381)       6,416
                                                                   ---------    ---------

Other income:
     Interest income                                                  33,503       31,838
     Dividend income                                                  21,875       12,756
     Royalties                                                           660          404
                                                                   ---------    ---------

                                                                      56,038       44,998
                                                                   ---------    ---------

                    Income before income taxes                        24,657       51,414

Income tax expense (note 5)                                            3,083        7,505
                                                                   ---------    ---------

                    Net income                                     $  21,574       43,909
                                                                   =========    =========


Basic net income per common share                                  $    0.02         0.03
                                                                   =========    =========


          See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                     Years ended December 31, 2000 and 1999

                                                                                           Accum-
                                                                                           ulated
                                                                                           other                      Net
                                                                 Additional   Compre-      compre-                   stock-
                                             Common stock         paid-in     hensive      hensive     Retained     holders'
                                          Shares       Amount     capital     income       income      earnings      equity
                                        ----------   ---------   ---------  ----------    ---------    ---------   ---------
Balances, December 31, 1998              1,260,997      12,610     557,211        --         16,234      259,732     845,787

Comprehensive income:

    Net income                                --          --          --     $  43,909         --         43,909      43,909

    Issuance of common stock in-lieu
      of cash for services rendered        120,000       1,200      43,200        --           --           --        44,400

    Other comprehensive income -
      unrealized loss on marketable
      securities, net of tax benefits
      of $4,425                               --          --          --        (7,437)      (7,437)        --        (7,437)
                                                                             ---------
Comprehensive income                          --          --          --     $  36,472         --           --          --
                                        ----------   ---------   ---------   =========    ---------    ---------   ---------

Balances, December 31, 1999             1,380,997$      13,810     600,411        --          8,797      303,641      926,659

Comprehensive income:

    Net income                                --          --          --     $  21,574         --         21,574       21,574

    Other comprehensive income -
      unrealized gain on marketable
      securities, net of tax benefits
      of $422                                 --          --          --           709          709         --           709
                                                                             ---------
Comprehensive income                          --          --          --     $  22,283         --           --          --
                                                                             =========
Balances, December 31, 2000             1,380,997$      13,810     600,411                    9,506      325,215      948,942
                                        ==========   =========   =========                =========    =========    =========


          See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                      Consolidated Statements of Cash Flows

                     Years ended December 31, 2000 and 1999

                                                                        2000           1999
                                                                    -----------    -----------
Cash flows from operating activities:
     Net income                                                     $    21,574         43,909
     Adjustments to reconcile net income to net cash provided by operating activities:
           Amortization of geothermal power unit                         29,989         29,989
           Amortization discount/premium of marketable securities           135            135
           Issuance of common stock for services rendered                  --           44,400
           Changes in operating assets and liabilities:
              Accounts receivable                                          (146)           395
              Prepaid lease costs                                          --            2,576
              Prepaid income taxes                                       17,954        (17,954)
              Accounts payable and accrued liabilities                   44,553         (1,403)
              Income taxes payable                                        1,582         (7,636)
              Deferred income taxes                                      (8,440)        (8,847)
              Deferred revenue                                          (42,450)       (42,450)
              Minority interest                                         (12,001)           541
                                                                    -----------    -----------

                    Net cash provided by operating activities            52,750         43,655
                                                                    -----------    -----------

Cash flows from investing activities -
     purchase of marketable securities available-for-sale               (16,861)        (7,551)
                                                                    -----------    -----------

Increase in cash and cash equivalents                                    35,889         36,104

Cash and cash equivalents, beginning of year                            981,316        945,212
                                                                    -----------    -----------

Cash and cash equivalents, end of year                              $ 1,017,205        981,316
                                                                    ===========    ===========

Supplemental disclosure of cash flow information -
     cash paid during the year for income taxes                     $    11,880         41,943


          See accompanying notes to consolidated financial statements.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(1)      Summary of Significant Accounting Policies

         (a) Description of Business

             American Geological Enterprises, Inc. (AGE) is engaged in activities designed to identify and acquire geothermal and oil and gas leases in the Western United States. AGE's revenues are primarily derived from royalty payments from these leases as well as the applicable portion of geothermal steam revenues sold to PacifiCorp on a prepayment basis (see note 6).

         (b) Marketable Securities

             Marketable investment securities consist of corporate debt and equity securities. AGE classifies its debt securities as "held-to-maturity" and all other securities as "available-for-sale." Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.

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

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

         (f) Net Income Per Share

             Basic net income per common share is the amount of net income for the period available to each share of common stock outstanding during the reporting period. Diluted net income per common share, if applicable, is the amount of net income for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. For fiscal years 2000 and 1999, only the basic income per share is applicable, as AGE had no potentially dilutive common shares outstanding. Basic net income per share computations are based upon 1,380,997 shares outstanding for the years ended December 31, 2000 and 1999.

         (g) Consolidation Policy

             AGE owned an 83.8 percent interest in Overthrust Exploration Corporation (Overthrust), a Nevada corporation that was incorporated to explore for and develop oil and gas properties, through December 26, 2000, at which time Overthrust was liquidated. Accordingly, Overthrust was included in the consolidated financial statements of AGE through December 26, 2000. All directors of Overthrust were also directors of AGE. All intercompany accounts were eliminated in consolidation.

         (h) Income Taxes

             The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(2)      Marketable Investment Securities

         Marketable investment securities at December 31, 2000 and 1999, consist of:

                                                         2000           1999
                                                     ------------   ------------
          Available-for-sale, at fair value          $    222,308        204,738

          Held-to-maturity, at amortized cost              70,697         70,833
                                                     ------------   ------------
                                                     $    293,005        275,571
                                                     ============   ============

         The amortized cost, gross unrealized holding gains, and fair market value for marketable investment securities by major security type at December 31, 2000 and 1999, were as follows:

                                                                                       Gross
                                                                                     unrealized
                                                                     Amortized        holding
                                                                        cost           gains        Fair value
                                                                    ------------   -------------   ------------
          Year ended December 31, 2000:
              Available-for-sale - equity securities                $    207,147         15,161         222,308
                                                                    ============   ============    ============
              Held-to-maturity - corporate debt securities          $     70,697          2,197          72,894
                                                                    ============   ============    ============
          Year ended December 31, 1999:

              Available-for-sale - equity securities                $    190,708         14,030         204,738
                                                                    ============   ============    ============
              Held-to-maturity - corporate debt securities          $     70,833          1,456          72,289
                                                                    ============   ============    ============

         Maturities of debt securities classified as held-to-maturity were as follows at December 31, 2000:

                                              Amortized           Fair
                                                 cost            value
                                             -----------    ------------
          Due within five years              $    50,142          50,669
          Due within five to ten years            10,376          11,322
          Due after ten years                     10,179          10,903
                                             -----------    ------------
                                             $    70,697          72,894
                                             ===========    ============
(3)      Fair Value of Financial Instruments

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

                           December 31, 2000 and 1999

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

         AGE held all mineral (including geothermal) rights in leases that expired in 1991. However, certain leases were assigned to subsequent parties and AGE retained an overriding interest in the royalties from productive land. As of December 31, 2000, AGE continues to receive the related royalty payments which aggregated $660 in 2000 and $404 in 1999. AGE will continue to receive these overriding interest royalty payments as long as the land remains productive.

(5)      Income Taxes

         Income tax expense (benefit) attributable to income from operations consists of:

                                                   Current     Deferred      Total
                                                 ----------  -----------   ----------
             Year ended December 31, 2000:
                 U.S. Federal                    $   8,998       (7,675)        1,323
                 State and local                     2,947       (1,187)        1,760
                                                 ---------   -----------   ----------
                                                 $  11,945       (8,862)        3,083
                                                 =========   ===========   ==========
             Year ended December 31, 1999:
                 U.S. Federal                    $  13,355       (7,233)        6,122
                 State and local                     3,864       (2,481)        1,383
                                                 ---------   -----------   ----------
                                                 $  17,219       (9,714)        7,505
                                                 =========   ===========   ==========

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

         Income tax expense attributable to income from operations for the years ended December 31, 2000 and 1999, differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:


                                                                                     2000         1999
                                                                                   --------   ----------
             Computed "expected" tax expense                                       $  8,383       17,481
             Increase (reduction) in income taxes resulting from:
                   State and local income taxes, net of federal income
                     tax benefit                                                      1,162          913
                   Effect of surtax exemption and other, net                         (6,462)     (10,889)
                                                                                   --------   ----------
                                                                                   $  3,083        7,505
                                                                                   ========   ==========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 2000 and 1999, are presented below:

                                                                                      2000        1999
                                                                                   --------   ----------
             Valuation of marketable securities available-for-sale                 $  5,655        5,233
             Investment in geothermal power unit, principally due to
                amortization                                                         68,948       77,810
                                                                                   --------   ----------
                               Total deferred tax liabilities                      $ 74,603       83,043
                                                                                   ========   ==========

(6)      Geothermal Power Unit and Concentration of Credit

         AGE entered into an agreement on July 22, 1993, to sell its share of steam from the Unit for a 30-year period on a prepayment basis commencing January 22, 1991 to PacifiCorp, which has constructed the Blundell power plant to utilize the steam. The advance received is being recognized as revenue over the remaining term of the agreement. Revenue of approximately $42,000 was amortized and recognized for both 2000 and 1999.

         AGE is required to pay its proportionate share of operating and maintenance expenses to the operator of the Unit. AGE paid operating and maintenance expenses of approximately $59,000 and $56,000 in 2000 and 1999, respectively.

         Additionally, PacifiCorp pays AGE for operating and maintenance services and a reimbursement of royalties for one lease AGE holds that is included in the Unit. PacifiCorp paid AGE approximately $129,000 for both 2000 and 1999, for operating and maintenance services that is reported as revenue from the Unit. Royalties due are equal to five percent of AGE's net operating and maintenance revenue. PacifiCorp paid AGE approximately $3,500 and $3,700 in 2000 and 1999, respectively, for these royalties which AGE, in turn, paid to its lessors.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

(7)      Officer Remuneration

         During the year ended December 31, 1999, AGE recorded compensation expense of $44,400 relating to issuance of common stock for services rendered by members of its officers and directors. There was no other compensation paid to officers and directors during the fiscal years ended December 31, 1999 and 2000.

(8)      Merger

         On December 15, 2000, AGE entered into an agreement which provides for a merger between a newly formed AGE subsidiary and Emtec, Inc., a privately held new Jersey corporation engaged in the business of providing the computer industry with information technology services, network consulting and Internet-related services. Upon completion of the merger, the newly formed company intends to seek a listing of its common stock on NASDAQ's electronic bulletin board.

         In order to facilitate the merger, AGE changed its state of incorporation from Utah to Delaware by merging with and into a newly formed Delaware subsidiary of AGE. AGE increased its authorized capitalization from 2,500,000 shares of common stock to 25,000,000 shares of common stock. Further, AGE amended its certificate of incorporation to change AGE's name to "Emtec, Inc."

         According to the terms of the merger agreement, each Emtec shareholder received .9753 of a share of AGE common stock for each share of Emtec common stock owned by such shareholder on the effective date of the merger. Upon completion of the merger, Emtec became a wholly owned subsidiary of AGE, Emtec shareholders and others acquired approximately 81.8% of AGE's then issued and outstanding common stock, AGE's current management was replaced by Emtec's executive officers, and Emtec's designees comprise three of the four members of AGE's post-merger board of directors. Emtec will account for this transaction as a reverse merger for Emtec. AGE's current shareholders retain an approximately 18.2% equity interest in AGE following the merger.

         AGE shareholders voted to approve the reincorporation to Delaware, the increase in capitalization, and the name change on January 15, 2001. The merger subsequently became effective January 17, 2001.

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 2000


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

         Mr. Fisher, 80, President of A. D. Gilhart & Co., Inc. (investment bankers since 1959), has been a Director of AGE since its organization in 1969 and now serves as Chairman of the Board. He holds a doctor of law, is a member of the Bar of the State of New York, and presently serves as a director of several public companies. He has written and lectured in the field of business finance and interpersonal relationships.

         Mr. Welch, 68, is a certified public accountant and is the President and a Director of Kearns-Tribune Corporation, where he has been employed for over 20 years. He became a Director and Treasurer of AGE in 1970 and President in 1998. Mr. Welch holds a Bachelor of Arts in Accounting from Utah State University.

         Mr. Wallace, 77, has been an officer and director of AGE and has devoted a portion of his time to its affairs since 1969. He is also, and has been for over 35 years, a consultant in the development and management of real property investments and a private investor. Mr. Wallace presently serves as a Director and a member of the executive committee of First Interstate Bank of Utah, as a Director and President of Arizona Ranch & Metals Company, and as Chairman of Wallace
         Associates, Inc., a real estate investment and management firm. He holds a Bachelor of Arts from Stanford University and a Master's Degree in city planning from the Massachusetts Institute of Technology.

         Mr. Cayias, 65, has been a licensed insurance agent since 1960. He has been an Officer and Director of AGE since 1969 and is also an Officer and Director of several other corporations engaged in the real estate business and natural resource investment business. Mr. Cayias holds a Bachelor of Science in Business Administration from the University of Utah.

         Mrs. Dixon, 75, was Recorder of Salt Lake County from January 1975 through December 1994, and a Director of AGE since 1972. For more than 14 years prior to 1975, she was involved in community affairs. Mrs. Dixon holds a Bachelor of Science from Utah State University.


                                     III-1

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 2000

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

Item 10. Executive Compensation

         During the year ended December 31, 1999, AGE recorded compensation expense of $44,400 relating to issuance of common stock for services rendered by members of its officers and directors. There was no other compensation paid to officers and directors during the fiscal years ended December 31, 1999 and 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as to the ownership of AGE's $.01 par value common stock by all officers and directors of AGE as a group and by owners of more than five percent of AGE's common stock as of December 31, 2000:

                                                                       Type of            Amount          Percent
              Name                                                    ownership           owned           of class
           -----------                                             ---------------     ------------     ----------
                 All directors and officers (5) as a group             Record             419,082          30%
                 M. Walker Wallace                                     Record             127,667           9
                 Katie L. Dixon                                        Record             124,428           9
                 Paul T. Walton Estate                                 Record              96,665           7
                 Milton Fisher                                         Record              95,646           7


                                     III-2

                      AMERICAN GEOLOGICAL ENTERPRISES, INC.

                            Form 10-KSB Annual Report

                          Year ended December 31, 2000

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





AMERICAN GEOLOGICAL ENTERPRISES, INC.
-------------------------------------
        (Registrant)





                                     By /s/ Dominic Welch
                                     --------------------
                                            Dominic Welch, President and
                                            Principal Executive Officer


March 15, 2001                       By /s/ Peter W. G. Cayias
--------------                       -------------------------
                                            Peter W. G. Cayias, Secretary and
                                            Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and on the dates indicated.



By /s/ Dominic Welch                 By /s/ M. Walker Wallace
--------------------                 ------------------------
       Dominic Welch, Director              M. Walker Wallace, Director







By /s/ Peter W. G. Cayias
-------------------------
       Peter W. G. Cayias, Director