Form 10-K
period 2001-03-31
EMTEC INC/NJ
filed 2001-07-13
CIK 5117

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended March 31, 2001

                         Commission file number: 2-54020

                                   EMTEC, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                         87-0273300
(State of incorporation or organization)          (I.R.S. Employer Identification No.)


                               817 East Gate Drive
                         Mount Laurel, New Jersey 08054
          (Address of principal executive offices, including zip code)

                                 (856) 235-2121
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

          Registration Pending: Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of July 1, 2001, the aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant was approximately $594,000.

         As of July 1, 2001, there were outstanding 7,080,498 shares of the registrant's common stock.

                                   EMTEC, INC.
                          2001 FORM 10-K ANNUAL REPORT

                                Table of Contents


                                     PART I

Item 1.    Business........................................................................................1
Item 2.    Properties.....................................................................................10
Item 3.    Legal Proceedings..............................................................................11
Item 4.    Submission of Matters to a Vote of Security Holders............................................11

                                     PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder Matters.........................12
Item 6.    Selected Financial Data........................................................................12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........13
Item 7A.   Quantitative and Qualitative Information About Market Risk.....................................22
Item 8.    Financial Statements and Supplementary Data....................................................22
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...........22

                                    PART III

Item 10.   Directors and Executive Officers...............................................................24
Item 11.   Executive Compensation.........................................................................26
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................28
Item 13.   Certain Relationships and Related Transactions.................................................29

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports and Reports of Form 8-K...................30


         References in this Annual Report to "we," "us," or "our" are to Emtec, Inc. and its subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

         You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended March 31, 2001 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

         Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure, or other budgets, which may in turn affect our business, financial position, results of operations, and cash flows.

                                     PART I

Item 1. Business

Introduction

         We are an e-Business and information technology ("IT") consulting and services provider that structures and implements complex, highly integrated systems that enable our customers to exchange information with their partners and customers in a purely digital format, making them more efficient and effective. We also offer our clients a variety of IT services ranging from basic product support to complex network and applications design. Our e-Business services include, among others, web enablement, consulting, application development, and information security. Our customers are primarily Fortune 2000 and other large and mid-sized companies located principally in the New York/New Jersey Metropolitan area and the Southeastern United States, with annual revenues ranging from $50 million to $500 million. We service our customer base from leased facilities in New Jersey, Connecticut, and Georgia.

         Historically, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, applications software and networking and communications equipment. In the fiscal years ended March 31, 2001, 2000 and 1999, respectively, such reseller activities accounted, respectively, for 83.73%, 86.58% and 89.26% of our total revenues. However, we are actively endeavoring to increase the portion of our revenues that are derived from e-Business and IT consulting and services. We anticipate that an increasing percentage of our future revenues will be derived such business.

         Prior to January 17, 2001, we were engaged in the oil and gas exploration and development business under the name American Geological Enterprises, Inc. At that time our principal asset, other than cash, was a 5.49% working interest in a geothermal power unit. Upon the merger we retained all of our assets, subject to liabilities, and assumed all of the assets and liabilities of Emtec-NJ. Although we have retained the lease in the geothermal power unit, we have not yet decided whether to seek other opportunities in the gas and oil field. On January 17, 2001, we completed a merger with Emtec, Inc., a privately held New Jersey corporation ("Emtec-NJ"), which since 1980 had been engaged in the business of providing IT products and services to the computer industry . As a consequence of this merger, Emtec's executive officers replaced our executive officers; its designees assumed majority control of our board of directors; its shareholders collectively acquired approximately 75.3% of our outstanding equity; persons facilitating the transaction received 5.2%, and we changed our name to "Emtec, Inc."

         Our executive offices are located at 817 East Gate Drive, Mount Laurel, New Jersey; telephone: (856) 235-2121. Our website is located at www.emtecinc.com. The information on our website is not part of this Annual Report.

Industry Background

         The broad market in which we compete is the provision of IT services. This marketplace consists of traditional IT services such as hardware and software procurement, life-cycle services, and network consulting, as well as new and innovative Internet services such as web enablement, e-Business consulting, e-Business application development, and information security.

         As the market for IT products has matured over the past several years, price competition has intensified. That factor, combined with abbreviated product lifecycles, has forced IT product manufacturers to pursue lower cost manufacturing and distribution strategies. Resellers who were able to serve the needs of corporate end users requiring diverse brands of products and related IT services were initial beneficiaries of this heightened competition. More recently, however, continuing competition and manufacturers' renewed efforts to improve their cost structure have led to both consolidations and business failures among resellers. Manufacturers have shifted from exclusive distribution partners to "open sourcing" and some have begun direct selling efforts with a view to capturing market share from resellers.

         At the same time that the market for IT products is consolidating, the market for IT services and, in particular, for e-Business services, is expanding. Many companies have become increasingly dependent on the use of IT as a competitive tool in today's business environment. The need to distribute and access data on a real-time basis throughout an organization and between organizations has led to the rapid growth in network computing infrastructures that connect numerous and geographically dispersed end users through local and wide area networks. This growth has been driven by the emergence of industry standard hardware, software, and communications tools, as well as the significant improvement in the performance, capacity, and utility of such network-based equipment and applications.

         The decision-making process that confronts companies when planning, selecting, and implementing IT infrastructure and services continues to grow more complex. Organizations are continually faced with technology obsolescence and must design new networks and upgrade and migrate to new systems. As a result of the rapid changes in IT products and the risks associated with the commitment of large capital expenditures for products and services whose features and perceived benefits are not within the day-to-day expertise of operating management, many businesses increasingly are outsourcing some or all of their network management and support functions and are seeking the expertise of independent providers of IT products and services.

Our Strategy

         Our primary business objective is to become a leading single-source provider of high quality and innovative IT products, services, and support. We believe that by working with a single-source provider, business organizations will be able to adapt more quickly to technological changes and reduce their overall IT costs. To this end, we are pursuing the following strategies:

         o Capitalizing on Existing Relationships

         We are striving to grow the e-Business applications and e-Business infrastructure components of our business, predicated upon our ability to successfully cultivate our long-term relationships with both our client base and with manufacturers of IT products. We have invested in training and committed resources to obtain company certifications from key industry manufacturers, and have entered into written agreements with most of these manufacturers, such as Sun, IBM, CISCO, Microsoft, Novell and Citrix. These agreements grant us a nonexclusive right to purchase the manufacturer's hardware and license its software for our internal business use and for commercial integration and resale. Typically, our agreements with such manufacturers, such as those with Sun, IBM, CISCO, Microsoft, Novell and Citrix, provide for a one year term, renewable by the parties for additional one year terms and are terminable by either party on prior written notice ranging from 30 to 45 days. They generally do not contain financial terms for resale of the manufacturer's products, which terms are separately governed by purchase orders.

         Moreover, we believe that our history of satisfying our larger clients' IT product requirements will facilitate our efforts to successfully market our broad range of e-Business services to this particular segment of our client base.

         o Developing New Relationships

         We will focus on directing new prospects to our web site, as well as encouraging their use of our strategy workshops and e-Business innovation centers.

         o Promoting New Products

         In the last several years, we have cultivated an internal application development practice that has yielded several product offerings, the most significant of which focuses on sales force automation. Our sales force automation system, which goes well beyond traditional sales prospect management, encompasses a number of alternative strategies for lead and prospect development, as well as a means of tracking sales progress according to specific selling processes and methodologies. This software package, which we utilize as part of our own sales and marketing strategy, is marketed to our clients as well. We intend to enhance promotional efforts for this new product and others in the coming years.

         o Pursuing Strategic Acquisitions

         We will seek to expand our service offerings, to add to or enhance our base of technical or sales personnel, and to nurture and expand client relationships by means of acquisitions of companies whose businesses complement our businesses and, in particular, our IT consulting services. We intend to focus on companies with management teams that are willing to commit to their continued long-term participation in our growth, in the following candidate categories:

                  o Sun Microsystems resellers that possess solution-oriented sales staffs and certified engineers;

                  o e-Business consultants that complement our existing e-Business infrastructure; and

                  o Companies that specialize in, or have broad experience with, Oracle database development.

Our Business

        o  e-Business and IT Services

                  o  Web Self-Service Application Programs

                  Many businesses are seeking ways to improve client communication, to provide access to account, shipping, and order information, and generally to manage their client relationships more efficiently in "real time". We help structure web enabling for websites and web applications and company "frequently asked questions" libraries, providing productive ways to expand a client's business and service its clients. We also structure web enabling for mainframe computer proprietary databases and legacy applications that afford access by authorized employees, clients, and suppliers to order entry, account, and shipping status.

                  o  Business Relationship Management

                  The rapid creation and sometimes equally rapid disappearance of e-marketplaces or other business to business resources require that organizations find ways to quickly develop new online relationships that can help them achieve their business objectives. Our business relationship management integration services provide clients with a business partner integration platform that streamlines and simplifies connectivity and integration with trading partners and any trading exchanges (e-marketplaces or e-hubs) within a given industry. Based on an open data model, it extends the enterprise by sharing data, both inside and outside the enterprise, with key suppliers, manufacturers, and clients.

                  o  Data Management

                  The emergence of e-Business, combined with the introduction of data-intensive technologies such as multimedia and data warehousing, has resulted in an explosive growth of information to manage within an enterprise. Management of this information is essential to the success of the enterprise. We help manage and protect our clients' critical data by offering options to store and manage data; creating tailored backup capability to preserve data in the event of system failure; designing highly available systems that protect against lost productivity; delivery times, and profitability that occur when a company's IT resources fail; and building a strategic resource that includes an entity's full computer infrastructure from server to desktop and backup and storage, which simplifies management of complex computing environments, while ensuring consistently high levels of service to end users.

                  o  E-Infrastructure Architecture

                  Configuration management is a process applied over the life cycle of any product that provides visibility and control of a product's functional, performance, and physical attributes. We offer configuration management services to assure that a product performs as intended and its physical configuration is adequately identified and documented to a level of detail sufficient to repeatedly produce the product and meet anticipated needs for operation, maintenance, repair, and replacement.

                  If revisions to systems are not tracked, the benefits of having a documented configuration management system diminish over time. The tracking and management of revisions are an integral part of maintaining an accurate database of configurations. We help clients implement processes to manage revisions made to systems and help manage the loading of patches and updates, from testing through to installation. Security concerns are also a vital component of infrastructure architecture. Design and implementation of systems require authentication and authorization services for users and the construction of network firewalls.

                  o  Information Appliance Services

                  System architecture has evolved over time from mainframes to client/server models. "Thin Client" architecture is a new approach that removes everything from the desktop except the physical components a user needs -- keyboard, mouse, a display, and audio input and output. All of the computing is performed on centralized shared servers. We utilize thin client technology in developing desktop infrastructure capability for our clients and provide maintenance and upgrade services for such technology. Use of thin client technology decreases acquisition and maintenance costs for clients implementing it, as all installation and maintenance is completed at the server level rather than at individual workstations.

                  We offer our clients a network design and implementation services that facilitate the development of detailed network specifications and implementation tactics. We work with our clients to produce design documentation for the physical, logical, and operational network infrastructures. When producing this documentation, we consider how the new technology will integrate existing hardware and software and how it will be managed on an ongoing basis.

                  o  Lifecycle Management Services

                  Our lifecycle management services are designed to provide clients with continuous availability of service and support throughout the lifecycle of their IT investments, including the full spectrum of IT product acquisition and support services needed to support server environments. Our services include:

                           o Evaluation and prioritization of business objectives to determine the best course of action for our clients;

                           o Consultation with clients to identify the right IT products and services for their needs;

                           o Leveraging our vendor relationships to quickly source the right combination of products;

                           o Providing logistical support needed to deploy a major technology roll out;

                           o Offering assistance to reduce the overall operating cost of maintaining current technology through a private label lease program; and

                           o Providing continuous support to enable a client to improve end-user satisfaction, minimize downtime, and lower the total cost of ownership.

                  o  e-Business Solution Development

                  In fiscal 2000, we initiated an effort to develop e-Business applications. To date, we have:

                           o Developed two human resources web self-service applications programs for clients; and

                           o Developed a proprietary application for automating and enhancing the front-end sales process.

                  Our proprietary application has been sold to one client and is being branded and packaged for sales to others. We currently offer it both for internal deployment by clients and for remote deployment by means of our own application hosting services.

                  We have also developed proprietary software applications to be used in conjunction with configuration management (cataloguing a product's attributes and performance so as to optimize operational life) and disaster recovery (recovering data in the event of system malfunction or failure) of large enterprise servers. Presently, we incorporate these applications into our configuration management of large enterprise servers Our current version permits Web deployment via third parties and by January 2002, we anticipate that we will have built-in Web deployment capability.

                  Our e-Business and IT services activities accounted for approximately 16.24%, 13.42% and 10.74% of our total revenues for fiscal years 2001, 2000 and 1999, respectively.

         o IT Reseller

         We are an authorized reseller of the products of many leading IT manufacturers, such as 3Com, CISCO, Compaq, HP, IBM, Intel, Microsoft, NEC, Veritas, Novell, and Sun. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Our business depends in large part upon our ongoing access to well established aggregators, in particular Ingram Micro, Inc. and Tech Data Corp. to enable us to acquire IT products at competitive prices and on reasonable terms for resale to our clients.

         Through our alliances with Ingram and Tech Data, we provide our customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing, and delivery. Our relationships with our aggregators allow us to minimize inventory risk by ordering products primarily on an as-needed basis. We believe that in most cases our ability to acquire products on a cost-plus basis affords us the opportunity to avail ourselves of prices lower than those that could be obtained independently from manufacturers or other vendors. We utilize electronic ordering and pricing systems that provide real-time status checks on the aggregators' inventories and maintain electronic data interchange links to other suppliers, thereby enabling our sales team to schedule shipments more accurately and to provide electronically-generated client price lists.

         In particular, we rely upon products manufactured by Sun, which accounted for 50%, 36% and 21% of our computer products acquired for resale fiscal years 2001, 2000 and 1999, respectively.

         We have not entered into any long-term supply contracts with any of our suppliers, as we purchase computers, computer systems, components, and parts on a purchase order basis. Our agreements with Ingram and Tech Data, who collectively supplied approximately 80%, 43% and 22% of our resale products in the fiscal years 2001, 2000 and 1999, respectively, may be terminated by such companies at any time upon 30 days' prior written notice.

         We may receive manufacturer rebates resulting from equipment sales. In addition, we receive volume discounts and other incentives from various suppliers. Except for products in transit or products awaiting configuration at our facility, we generally do not maintain large inventory balances. Both of our primary vendors limit price protection to that provided by the manufacturer (generally less than 30 days) and they restrict product returns, other than defective returns, to a percentage (the percentage varies depending on the vendor and when the return is made) of product purchased. Those returns must occur during a defined period, at the lower of the invoiced price or the current price, subject to the specific manufacturer's requirements and restrictions.

         Our IT reseller activities accounted for approximately 83.73%, 86.58% and 89.26% of our total revenues for the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

         o  Consulting Services

                  o  Strategy Workshops

                  We conduct e-strategy workshops to help our clients determine where to start and what to build. Participation enables our clients to evaluate critical business processes and organizational structures. It also helps them to define their e-Business objectives and then translate them into a roadmap for implementation.

                  In these workshops, we examine organizational or project goals, target clients, marketplace, competitive environment, and a variety of other factors to identify the best opportunities for the client, and we then create a plan for developing the best solution. We benchmark best practices across industries to help leverage what others have already successfully implemented. Competitors' e-Business efforts are also examined for a strategic comparison. The strategy can be used to mold ideas into manageable projects that can be implemented immediately. Finally, opportunities are prioritized, a program plan and business case are created, and a roadmap is set-up to move forward with definition, design, and implementation.

                  o  e-Business Innovation Centers

                  We have developed e-Business innovation centers at our Norcross, Georgia and northern New Jersey locations. These facilities offer our clients the ability to test the scalability and suitability of a hardware and software configuration before investing in the technology. Equipped with high-end Sun TM servers, Sun Ray TM thin clients, Sun TM storage arrays, and 600MHz eight-processor NT servers, as well as a wide array of software applications including Lotus Notes/Domino, Cognos Business Intelligence software, IBM's DB2 product family, WebSphere Application Server, and Commerce Suite, and staffed by high-level certified engineers, each e-Business innovation center can simulate up to a 2,000-user load, including a complete e-Business framework from the end-user to the back-office system.

         Our e-Business consulting services generated approximately $40,000 in revenue during the fiscal year ended March 31, 2001.

         o  Other Services

                  o  K-12 Specialized Services for Student and Faculty Needs

                  We integrate top-quality curriculum software and computer products into the classroom. We have significant experience in building local area networks that link many campuses together. We also provide district-wide support and sustain Internet access to educational resources worldwide. We tailor our array of services to make the best use of limited funds.

Marketing

         Our marketing efforts are focused on:

         o Broadening our public image as an e-Business and IT service provider;

         o Promoting our new e-Business and e-Infrastructure offerings to current clients, prospects, partners, and investors;

         o Maintaining a constant flow of marketing communications to increase and maintain our market presence;

         o  Driving prospects to our web site; and

         o  Increasing overall inquiries and sales from all sources.

         Our business development center is charged with sales lead generation. We have developed a computer-based process by which a series of letters or e-mails are sent to a prospective customer to provide initial information about us before a sales call is made. The system executes strategies automatically and prompts the sales representative when action is required. Because its fundamental concept is to create multiple and frequent "touches" of the prospect through letters, faxes, e-mails, and phone calls, multiple and frequent contacts of prospective clients will be the basis of our marketing efforts. This process will be supplemented with seminars and consulting- and services-oriented direct mail.

         We have developed two proprietary software programs that track the success of a number of our sales and marketing programs. One software package manages the business development center process, while the other tracks the progress of sales engagements ensuring that the correct process is followed. These software packages are not only utilized as part of our sales and marketing strategy, but are also marketed to our clients as well.

Customers

         Our targeted client base is companies with sales revenues of between $50 and $500 million. Although we have approximately 150 clients, our two largest clients, Gwinnett County School System (Georgia) and Instinet Corporation, accounted, respectively, for approximately 10.23% and 10.18% of our revenues for the year ended March 31, 2001. These same two customers accounted for, respectively, approximately 16.88% and 3.89% of our revenues in fiscal year 2000 and for approximately 26.29% and 0.00% of our revenues in fiscal year 1999. An additional eight customers, BellSouth Corporation, Educational Testing Service, Tiffany & Co., MBNA, Novo Nordisk, Atlanta Newspapers, Bally's Park Place Casinos, and Matsushita Electric Corporation, collectively accounted for 38.96%, 38.77% and 29.29% of our revenues for the years ended March 31, 2001, 2000 and 1999, respectively.

Intellectual Property

         We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright, and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information.

         Our business also includes the development of custom software applications in connection with specific client engagements. Ownership of such software is generally assigned to our client.

Competition

         The IT services industry is highly competitive. Our competitors include:

                  o established computer product manufacturers (some of which supply products to us);

                  o  distributors;

                  o  computer resellers;

                  o  systems integrators; and

                  o  other IT service providers.

         Many computer product manufacturers also sell to clients through their direct sales organizations and certain of them have announced their intentions to enhance such direct sales efforts. Many of our current and potential competitors have longer operating histories and financial, sales, marketing, technical, and other resources substantially greater than we do. As a result, our competitors may be able to adapt more quickly to changes in client needs or to devote greater resources than we can to the sales of IT products and the provision of IT services. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with our other competitors or with our clients, offering new or improved products and services to our clients or increasing their efforts to gain and retain market share through competitive pricing. We have no ongoing written commitments by clients to purchase products, and all product sales are made on a purchase-order basis.

         We are also in direct competition with local, regional, and national distributors of microcomputer products and related services as well as with various IT consulting companies. These run the gamut from new dot com consulting companies to the established consulting arms of nationwide accounting and auditing firms. Several of these competitors offer most of the same basic products as we do. We also encounter competition from microcomputer suppliers that sell their products through direct sales forces, rather than through resellers such as ourselves, and from manufacturers and distributors that emphasize mail order and telemarketing sales techniques.

         The tri-state metropolitan Connecticut, New Jersey, and New York area and parts of New England, which, on a revenue basis, accounted for 67.7%, 49.5%, and 43.6% of our revenues during the fiscal years 2001, 2000 and 1999, respectively, are particularly characterized by highly discounted pricing on microcomputer products from various sources.

         Depending on the client, the principal areas of competition may include price, pre-sale and post-sale technical support and service, availability of inventory, and breadth of product line. We have an insignificant market share of sales in the microcomputer industry and the service markets that we serve. Most of our competitors at the regional and national levels are substantially larger, have more personnel, have materially greater financial and marketing resources, and operate within a larger geographic area than we do.

Employees

         As of July 1, 2001, we employed 164 individuals, including 34 sales, marketing and related support personnel, 92 service and support employees, 27 operations and administration personnel, and 11 employees in accounting, finance, and human resources. We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 2.  Properties

         We lease office space in six locations. Our corporate headquarters and principal operational facilities are currently located in Mount Laurel, New Jersey. The following table contains certain information about each of our leased facilities:

                                                      Size
Address                                         (in square feet)      Monthly Rent             Expiration Date
-------                                          ---------------      ------------             ---------------
817 East Gate Drive                                  15,596            $14,166.37              March 31, 2004
Mount Laurel, NJ  08054

70 Jackson Drive                                     13,360             $9,575.00               June 30, 2004
Cranford, NJ  07016

2990 Gateway Drive, Suite 500
Norcross, GA 06855                                   17,102            $11,532.95              August 14, 2004

4995 LaCross Road, Suite 1300                         2,337             $3,462.37             June 30, 2004(1)
Charleston, SC  29406

14 Strawberry Hill                                    2,000             $2,151.00               July 31, 2002
Norwalk, CT  06855

------------------

(1) These premises were sublet at cost to the new owners of our South Carolina operation.

We believe these facilities will satisfy our anticipated needs for the foreseeable future.

Item 3. Legal Proceedings

         In 1999 we instituted an action against Dan. F. Williams & Co. Inc., one of our customers, in the Court of Common Pleas, Greenville County, South Carolina, for breach of contract in an amount approximating $50,000. The defendant counterclaimed for damages in excess of $8.0 million, alleging that our negligence corrupted its computer system. The case is currently in the discovery phase.

Item 4. Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

         Our common stock is quoted on the OTC Bulletin Board under the symbol "ETEC." The following table sets forth the high and low closing prices of our common stock for the periods indicated:

          Three Months Ended                High          Low
          ------------------                ----          ----
          March 31, 2001                    $1.81        $0.44
          December 31, 2000                 $0.56        $0.44
          September 30, 2000                 0.56         0.44
          June 30,2000                       0.44         0.44
          March 31, 2000                     0.44         0.44
          December 31, 1999                 $0.75        $0.44
          September 30, 1999                 0.75         0.56
          June 30,1999                       0.63         0.38
          March 31, 1999                     1.00         0.44

         The above quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions. They do not necessarily represent actual transactions.

         As of July 1, 2001, there were 701 recordholders of our common stock, although we believe that beneficial holders approximate 800.

         We have never declared any dividends on our common stock and we have no intention to do so in the foreseeable future.

Item 6. Selected Financial Data

         The following selected consolidated financial data below should be read in conjunction with our consolidated financial statements including the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, both elsewhere in this Report. The data as of March 31, 2001 and 2000 and for each of the three years in the period ended March 31, 2001 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report. The data for each of the two years in the period ended March 31, 1998 and 1997 have been derived from our audited financial statements, which are not contained in this Report.

                                                                      YEAR ENDED MARCH 31
                                                                      -------------------
                                           2001               2000              1999             1998             1997
                                     ------------------ ------------------ --------------- ----------------- ---------------

Net revenues                            $92,602,735       $100,752,490     $91,683,046       $77,273,483       $52,810,313

Income (loss) from continuing
  operations                            $(1,217,825)      $    316,004     $   971,468       $   454,232       $    30,836

Income (loss) per common share
  from continuing operations
  (basic and diluted)                   $    (0.220)      $      0.057     $     0.175       $     0.080       $     0.002

Total assets                            $18,636,677       $ 21,401,172     $26,910,725       $15,488,303       $15,855,608



The Company had no long term debt obligations or outstanding preferred stock during the 5 years ended March 31, 2001. In addition, no dividends were paid to common stockholders during the same period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Reference is made to the "Risk Factors" below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements as of and for the fiscal years ended March 31, 2001, 2000 and 1999.

Results of Operations

Comparison of Years Ended March 31, 2001 and 2000

         Total Revenues

         Total revenues for IT procurement decreased by 8.12%, or $8.18 million, to $92.57 million for the year ended March 31, 2001. Product procurement revenues decreased by 11.12%, or $9.70 million, to $77.53 million for the year ended March 31, 2001. This decline in product procurement revenue is mainly due to our continued focus on our services and consulting organization. Services and consulting revenue increased by 11.23%, or $1.52 million, to $15.03 million for the year ended March 31, 2001 compared to $13.52 million for the year ended March 31, 2000.

         Geothermal Revenues of $34,366 from the date of the merger are consistent with the previous period's revenues for a comparable period.

         Gross Profit

         Our aggregate gross profit for IT procurement declined by 13.41%, or $1.69 million, to $10.95 million for the year ended March 31, 2001. Measured as a percentage of net sales, our overall gross profit margin also decreased to 11.83% of net sales for the year ended March 31, 2001 from 12.55% for the year ended March 31, 2000. Due to continued downward pricing pressure on product sales, gross profit margin attributable to product sales decreased to 10.54% for the year ended March 31, 2001 from 10.68% for the year ended March 31, 2000. We expect that downward pricing pressure on products will persist due to the continued commoditization of computer products.

         Gross margin attributable to services and consulting revenue decreased to 18.48% of services and consulting revenue for the year ended March 31, 2001 from 24.62% for the year ended March 31, 2000. We believe this decline was due primarily to lower utilization rates and the lack of Y2K revenue during the year ended March 31, 2001.

         The geothermal gross profit of $24,102 from the date of the merger is consistent with the revenues for comparable previous periods.

         Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses decreased by 5.97%, or $650,245, to $10.24 million for the year ended March 31, 2001. This decrease is primarily a result of lower sales commission expenses as well as our efforts to streamline many of our operational functions.

         Startup Costs; e-Business

         Startup Costs; e-Business for the year ended March 31, 2001 was $1.30 million, or 10.58% of total operating expenses. We started our e-Business division in January 2000. This cost mainly includes the building of a sales and consulting team of approximately 13 employees, including training, certifying, marketing, and advertising expenses.

         Other Income (Expense)

         Total other income (expense) for the year ended March 31, 2001 of $24,108 relates primarily to legal settlement income, net of costs, as well as a loss from the disposition of marketable securities. Legal settlement income net of cost is $170,993. This includes approximately $355,000 in cash and marketable securities worth $176,000, less legal and other operating expenses equal to approximately $355,000. Loss from the disposition of marketable securities received in legal settlement equals $146,885.

         Income Taxes

         All income tax benefit of $75,029 was recorded for the year ended March 31, 2001. This amount included a deferred tax benefit of $86,765 netted against a current income tax expense of $11,736. The $75,029 income tax benefit amount was allocated as a $73,059 benefit from continuing operations and a $1,970 benefit from discontinued operations. A net current income tax benefit of $64,311 was recorded for the year ended March 31, 2000. This amount was allocated as a $326,318 expense charged to income from continuing operations and a $390,629 benefit reducing the loss from discontinued operations. Valuation allowances of 90% and 100% of the book value of deferred tax assets were recorded at March 31, 2001 and 2000, respectively.

         Loss from Discontinued Operations

         Loss from discontinued operations, net of income taxes, for the year ended March 31, 2001 equaled $63,649, as compared to $618,030 for the year ended March 31, 1999. The loss from discontinued operations for the year ended March 31, 2001 was primarily due to lease payments, contracted advertising expenses, and additional reserve for bad debt.

Comparison of Years Ended March 31, 2000 and 1999

         Total Revenues

         Total revenues in 2000 of $100.75 million increased 9.89% or $9.06 million, from total revenue of $91.68 million in 1999. We continued to focus on the strategy of transition from primarily a reseller of products to a services and consulting organization. As a result of this transition, procurement revenues only increased by 6.60%, or $5.40 million, to $87.23 million, while services and consulting revenues increased by 37.22%, or $3.66 million, to $13.51 million for the year ended March 31, 2000.

         Gross Profit

         Our total gross profit increased by 2.62%, or $323,000, to $12.64 million for the year ended March 31, 2000. Measured as a percentage of net sales, our overall gross profit margin decreased to 12.55% of total revenues for the year ended March 31, 2000 from 13.44% for the year ended March 31, 1999. Due to continued downward pricing pressure on product sales, gross profit attributable to product sales decreased to 10.68% for the year ended March 31, 2000 from 12.38% for the year ended March 31, 1999. We expect that downward pricing pressure on products will persist due to the continued commoditization of computer products. Gross margin attributable to services and consulting revenue increased to 24.62% of services and consulting revenue for the year ended March 31, 2000 from 22.18% for the year ended March 31, 1999. During the year ended March 31, 2000, services and consulting contributed 26.32% of our gross profit dollars, as compared to 17.73% during the year 1999.

         Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses in 2000 of $10.89 million increased 5.02%, or $520,000, from $10.37 million in 1999. This increase is primarily due to an increase in sales staff and in commissions paid on services and consulting activities.

         Startup Costs; e-Business

         Startup Costs; e-Business for the year ended March 31, 2000 was $355,933. We started our e-Business division in January 2000. This cost mainly includes building of the sales and consulting team, training costs, certification costs, and marketing and advertisement expense related to e-Business.

         Income Taxes

         A net current income tax benefit of $64,311 was recorded for the year ended March 31, 2000. This amount was allocated as a $326,318 expense charged to income from continuing operations and a $390,629 benefit reducing the loss from discontinued operations. A net current income tax expense of $118,723 was recorded for the year ended March 31, 1999. This amount was allocated as a $136,085 expense charged to income from continuing operations and a $17,362 benefit reducing the loss from discontinued operations. No deferred tax benefit has been recognized in the periods due to a 100% valuation allowance for deferred tax assets.

         Loss from Discontinued Operations

         Loss from discontinued operations, net of income taxes for the year 2000 equals to $618,030, as compared to $171,528 for the year 1999. We sold our Charleston and Greenville, South Carolina operations in February of 2000.

Liquidity and Capital Resources

         Cash and cash equivalents at March 31, 2001 of $2.09 million increased by 205.68%, or $1,411,785, from $686,413 at March 31, 2000. The increase in cash and cash equivalents is primarily the result of the merger We are a net borrower, so our cash and cash equivalents balance must be analyzed along with the balance on our line of credit. Working capital, which is the excess of current assets over current liabilities, at March 31, 2001, March 31, 2000, and March 31, 1999, was $1,002,007, $1,109,691, and $1,862,394, respectively.

         Since our inception, we have funded our operations primarily from borrowings under our credit facility. On September 24, 1999, the Company and IBM Credit Corporation ("IBM") executed an Inventory and Working Capital Financing Agreement whereby IBM expanded the Company's credit facility to enable the Company to borrow up to $15 million. Interest on the borrowings is charged monthly at one half point above the current prime rate. The loan is secured by substantially all of our assets. At March 31, 2001, we had $6.53 million outstanding under the credit facility.

         Our lending agreement with IBM contains financial covenants that require us to maintain a minimum current ratio, minimum total liabilities to net tangible worth ratio, and minimum results of operations. As of March 31, 2001, the Company was not in compliance with the net profit, current assets to current liabilities ratio, and total liabilities to net tangible worth ratio. In June 2001, IBM offered to waive such non-compliance in consideration of a cash payment to IBM of $40,000, an increased interest rate of one and one half points above prime and a decrease in our credit line to $10 million.. We are currently negotiating the amended terms of our facility but cannot state with any certainty the terms upon which the credit facility will be continued or its duration. The lending agreement may be renewed on September 23, 2001 for an additional one year term, or terminated on that date, at the option of either party,

         We have open credit lines with our primary trade vendors such as Ingram Micro and Tech Data. As of March 31, 2001, the credit line with Ingram Micro was $4.5 million, with net 30 terms, an 18% APR interest rate and an outstanding balance of $4.5 million. As of March 31, 2001, the credit line with Tech Data was $1.5 million, with net 30 terms, no interest charged and an outstanding balance of $1.3 million. There are no termination provisions in effect with either of these trade vendors.

         Capital expenditures of $372,834 and $616,003 during years ended March 31, 2001 and March 31, 2000, respectively, were primarily for the purchase of computer equipment for internal use, as well as for the development of our e-Business innovation centers located in our Cranford, New Jersey and Atlanta, Georgia facilities. The centers allow us to pilot and test drive the scalability and suitability of applications in a production environment, verify configurations, conduct transactional benchmark testing, test application development, and tune applications. We do not anticipate additional material capital expenditures will be needed in the foreseeable future to continue to run our innovation centers.

         We believe that our available funds, together with existing and anticipated credit facilities, will be adequate to satisfy our current and planned operations for at least the next 12 months.

Risk Factors

         WE CANNOT ASSURE YOU THAT WE CAN SUCCESSFULLY INCREASE THE PORTION OF OUR REVENUES DERIVED FROM E-BUSINESS AND IT CONSULTING AND SERVICES. IF WE ARE UNSUCCESSFUL OUR FUTURE RESULTS MAY BE ADVERSELY AFFECTED.

         Our transition from an emphasis on reselling IT products to an emphasis on providing e-Business and IT consulting and services has placed significant demands on our managerial, administrative, and operational resources. Our ability to manage this transition effectively is dependent upon our ability to develop and improve operational, financial, and other internal systems, as well as our business development capabilities, and to attract, train, retain, motivate, and manage our employees. If we are unable to do so, our ability to effectively deliver and support our services may be adversely affected. Further, our transitional efforts to access higher-margin services and consulting revenues have resulted in reduced IT product sales. If we successfully expand our e-Business offerings, periods of variability in utilization may continue to occur. In addition, we are likely to incur greater technical training costs during such periods. Historically, our IT reseller activities accounted for 83.72%, or $77.53 million, of our total revenue of $92.6 million for the fiscal year ended March 31, 2001, 86.58%, or $87.23 million, of our total revenue of $100.75 million for the fiscal year ended March 31, 2000 and 89.26%, or $81.83 million ,of our total revenues of $91.68 million for the fiscal year ended March 31, 1999. In contrast, our e-Business and IT services activities accounted for approximately 16.24%, or $15.03 million, 13.42%, or $13.52 million, and 10.74%, or $9.85 million, of our total revenue for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. Our e-Business Consulting Services, including our Strategy Workshop and e-Business Innovation Centers, generated revenue for the first time in the fiscal year ended March 31, 2001 in the amount of $40,000, which was less than one percent of our total revenue for that fiscal year.

         OUR NEW SERVICES HAVE NOT ACHIEVED WIDESPREAD CLIENT ACCEPTANCE. IF THEY DO NOT ACHIEVE MARKET ACCEPTANCE, OUR PROFIT POTENTIAL MAY BE ADVERSELY AFFECTED

         While we have offered IT services to our clients since 1983, our major emphasis on IT consulting and services began in 1995 and we started focusing on our new e-Business offerings during the fiscal year 2000.

         We have limited experience in developing, marketing, or providing these services. We cannot assure you that we will be able to successfully market such services to either new or existing clients, that our services will achieve market acceptance, or that we will be able to effectively hire, integrate, and manage additional technical personnel to enable us to perform these services to our clients' expectations.

         OUR INABILITY TO MAINTAIN HIGH PERSONNEL UTILIZATION RATES MAY ADVERSELY IMPACT OUR PROFIT POTENTIALITY.

         The most significant cost relating to the services component of our business is personnel expense, which consists of salaries, benefits, and payroll related expenses. Thus, the financial performance of our service business is based primarily upon billing margins (billable hourly rates less the costs to us of service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of our business will depend in large part upon our ability to maintain high utilization rates at profitable billing margins. The competition for quality technical personnel has continued to intensify, resulting in increased personnel costs. This intense competition has caused our billing margins to be lower than they might otherwise have been. Our utilization rates for service personnel likely will also be adversely affected during periods of rapid and concentrated hiring.

         OUR REVENUES AND EXPENSES ARE UNPREDICTABLE. A DECREASE IN REVENUES OR INCREASE IN EXPENSES COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

         Our operating results have been, and will continue to be, impacted by changes in technical personnel billing and utilization rates. Moreover, we expect that downward pricing pressure on certain of our products will persist due to the continued commoditization of computer products. These products include computer equipment such as desktops, laptops, printers and monitors which currently comprise approximately 40% of our total product sales.

         Our operating results have been, and will continue to be, impacted by changes in technical personnel billing and utilization rates. Further, there are numerous other factors, which are not within our control, that can contribute to fluctuations in our operating results, including the following:

         o  patterns of capital spending by clients;

         o the timing, size, and mix of product and service orders and deliveries;

         o the timing and size of new projects, including projects for new clients; and

         o  changes in trends affecting outsourcing of IT services;

         We also believe that, to a limited degree, our business is seasonal with a greater proportion of our product sales occurring in the fourth quarter due to the capital budgeting and spending patterns of some of our larger clients. Operating results have been, and may in the future also be, affected by the cost, timing, and other effects of acquisitions, including the mix of product and service revenues of acquired companies.

         SINCE OUR INCEPTION, WE HAVE FUNDED OUR OPERATIONS PRIMARILY FROM BORROWINGS UNDER OUR CREDIT FACILITY. WE ARE CURRENTLY IN DEFAULT UNDER OUR CREDIT FACILITY, WHICH COULD RESULT IN A DEMAND FOR IMMEDIATE REPAYMENT. REVISED TERMS OF OUR INDEBTEDNESS COULD MATERIALLY LIMIT OUR FINANCIAL AND OPERATING FLEXIBILITY

         Our lending agreement with IBM contains financial covenants that require us to maintain a minimum current ratio, minimum total liabilities to net worth ratio, and minimum results of operations. As of March 31, 2001, the Company was not in compliance with the net profit, current assets to current liabilities ratio, and total liabilities to net tangible worth ratio. In June 2001, IBM offered to waive such non-compliance in consideration of a cash payment to IBM of $40,000, an increased interest rate of one and one half points above prime and a decrease in our credit line to $10 million.. We are currently negotiating the amended terms of our facility but cannot state with any certainty the terms upon which it will be continued or its duration.

         WE DO NOT HAVE LONG TERM COMMITMENTS FROM ANY OF OUR CUSTOMERS AND OUR PRODUCT SALES ARE ON A PURCHASE ORDER BASIS. OUR REVENUES ARE CONCENTRATED AND A LOSS OF EITHER ONE OF OUR TWO TOP CLIENTS COULD MATERIALLY AFFECT OUR OPERATIONS AND BUSINESS.

         In general, there are no ongoing written commitments by clients to purchase products from us. All product sales we make are on a purchase order basis. Moreover, our client base is highly concentrated, with our top two clients in fiscal years 2001 and 2000 accounting in the aggregate for approximately 20.42% and 32.68%, respectively, of our revenues. An additional eight clients, collectively accounted for approximately 38.96% and 29.05% of our net revenues during these respective fiscal years. We anticipate that a substantial portion of our net revenues and gross profits will continue to be derived from sales to a concentrated group of clients. A loss of any of these clients, or a material decrease in the value of the purchase orders from any other them could materially affect our profitability.

         Further, most of our clients are located in the New York/New Jersey metropolitan area of the United States. Total revenue derived from in this area amounted to 64.57%, 48% and 50% of our total revenues for the fiscal years ended March 31, 2001, 2000 and 1999. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of our clients located there, which, in turn, could adversely impact our business and future growth.

         WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE IT SERVICES INDUSTRY.

         The IT services business is highly competitive. Our competitors include:

                  o established computer product manufacturers, some of which supply products to us;

                  o  distributors;

                  o  computer resellers;

                  o  systems integrators; and

                  o  other IT service providers.

         Many computer product manufacturers also sell to clients through their direct sales organizations and certain of them have announced their intentions to enhance such direct sales efforts. Many of our current and potential competitors have longer operating histories and financial, sales, marketing, technical, and other resources substantially greater than we do. As a result, our competitors may be able to adapt more quickly to changes in client needs or to devote greater resources than we can to the sales of IT products and the provision of IT services and we may not have the resources to compete effectively.

         WE MUST MAINTAIN OUR STATUS AS AN AUTHORIZED RESELLER/SERVICER OF IT PRODUCTS. THE LOST ON ANY ONE OF SUCH AUTHORIZATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATIONS.

         We are materially dependent on our continued status as an approved reseller of IT products and our continued authorization as an IT service provider. Without such authorizations, we would be unable to provide the range of products and services we currently offer, including warranty services. Our resale agreements with manufacturers generally are terminable by manufacturers upon 30 days' prior written notice. The loss of one or more of such authorizations could have a material adverse effect on our business and results of operations. In particular, we rely upon products manufactured by Sun, which accounted for 50%, 36% and 21% of our computer products acquired for resale fiscal years 2001, 2000 and 1999, respectively.

         WE HAVE NO LONG-TERM SALES COMMITMENTS FROM ANY OF OUR SUPPLIERS. A LOSS OF EITHER OF OUR TWO PRINCIPAL SUPPLIERS WOULD MATERIAL ADVERSELY AFFECT OUR IT RESELLER BUSINESS.

         Our IT reseller business depends on large part upon our access to aggregators, in particular Ingram and Tech Data, to supply us with products at competitive prices and on reasonable terms for resale by us to our clients. Our agreements with Ingram and Tech Data may be terminated by such companies upon 30 days prior written notice. We cannot assure you that we will be able to continue to obtain products from Ingram and Tech Data or our other vendors at prices or on terms acceptable to us, if at all.

         OUR CLIENT ENGAGEMENTS ENTAIL SIGNIFICANT RISKS; A FAILURE TO MEET A CLIENT'S EXPECTATIONS COULD MATERIALLY ADVERSELY AFFECT OUR REPUTATION AND BUSINESS.

         Many of our engagements involve projects that are critical to the operations of our clients' businesses and provide benefits that may be difficult to quantify. Our failure or inability to meet a client's expectations in the performance of our services could result in a material adverse change to the client's operations and therefore could give rise to claims against us or damage our reputation, adversely affecting our business, results of operations, and financial condition.

         Our ability to protect our intellectual property rights is questionable. If we are unable to protect such right, our financial condition could be materially adversely affected.

         We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright, and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. However, we cannot assure you that the steps taken by us in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of the alleged infringement. Our inability or failure to establish rights or to protect our rights may have a material adverse effect on our business, results of operations, and financial condition.

         WE INTEND TO EXPAND OUR BUSINESS THROUGH ACQUISITIONS OF COMPLEMENTARY BUSINESSES. THERE IS NO CERTAINTY, HOWEVER, THAT WE WILL BE SUCCESSFUL IN ACQUIRING ANY NEW BUSINESSES OR THAT ANY SUCH ACQUISITIONS WILL HELP US ACHIEVE OUR STRATEGIC OBJECTIVES.

         As a part of our business development strategy, we intend to pursue acquisitions of IT product and service businesses in order to expand our service offerings, to add to or enhance our base of technical or sales personnel, or to provide desirable client relationships. The success of this strategy depends not only upon our ability to acquire complementary businesses on a cost-effective basis, but also upon our ability to integrate acquired operations into our organization effectively, to retain and motivate key personnel, and to retain clients of acquired firms. We cannot assure you that we will be able to acquire or integrate such businesses successfully. Furthermore, we cannot assure you that financing for any such acquisitions will be available on satisfactory terms, or that we will be able to accomplish our strategic objectives as a result of any such transaction or transactions. In addition, we expect to compete for attractive acquisition candidates with other companies or investors in the IT industry, which could have the effect of increasing the cost of pursuing our acquisition strategy, or it could reduce the number of attractive candidates to be acquired. Acquisitions also may involve a number of specific risks, including:

         o  possible adverse short-term effects on our operating results;

         o  dependence on retaining key clients and personnel;

         o  diversion of management's attention;

         o  amortization of acquired intangible assets; and

         o risks associated with unanticipated problems, liabilities, or contingencies.

Item 7A. Quantitative and Qualitative Information About Market Risk

         We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our average balance on the line of credit for the past two years has been approximately $7.40 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $74,000 annually.

Item 8. Financial Statements and Supplementary Data

         Reference is made to Item 14(a)(i) herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         On March 22, 2001, we dismissed KPMG LLP as our independent auditor.

         KPMG's reports on our financial statements for each of our two fiscal years ended December 31, 2000 and 1999, respectively (collectively, the "prior fiscal years"), did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

         Our dismissal of KPMG was unanimously approved by our board of directors.

         There were no disagreements between us and KPMG during either (i) the prior fiscal years, or (ii) the period January 1, 2001 through March 22, 2001 (the "interim period") on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports for the prior fiscal years.

         There were no "reportable events," as such term is defined in Item 304(A)(1)(v) of Regulation S-K, during either (i) the prior fiscal years or (ii) the interim period.

         We have engaged Baratz & Associates ("BA") as our independent auditor for our fiscal year ending March 31, 2001. We did not consult with BA during either the prior fiscal years or the interim period with respect to (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

Item 10. Directors and Executive Officers

         The following table sets forth certain information as to each of our executive officers and directors:


                                                                Positions and
         Name                                 Age            Offices Presently Held
         ---------------------------        ------     -------------------------------------
         John P. Howlett                      56       Chairman of the Board and President
         Ronald A. Seitz                      53       Executive Vice President and Director
         R. Frank Jerd                        59       Director
         James S. Fishkin                     53       Director(1)


------------------

(1) James S. Fishkin replaced Milton Fisher, who had been one of our directors since 1969. Under the terms of the Merger Agreement, dated as of December 15, 2000 pursuant to which our subsidiary merged with Emtec, Inc., a privately owned New Jersey corporation, and now our wholly owned subsidiary, we agreed that one fifth of the members of our Board were to be designees of Mr. Fisher. Mr. Fisher continued to serve as a director until his death in late April 2001. Prior to his death, he designated Dr. Fishkin, his son-in-law, as his successor designee.

         John P. Howlett has been our President and Chairman since January 17, 2001 and President of Emtec-NJ since August, 1997 and Chairman of Emtec-NJ since August, 1998. He has been a director of Emtec-NJ since October, 1996. Mr. Howlett was the founder (in 1983) of Cranford, New Jersey-based Comprehensive Business Systems, Inc. (CBSI). CBSI primarily provided microcomputer systems, network integration, training, and data communications to mid-size and Fortune 1000 corporations. In October 1996, CBSI merged into Emtec-NJ. Prior to founding CBSI, Mr. Howlett was with the AT&T Long Lines Division for twelve years. He earned a Bachelor of Science degree in Electrical Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana, and a Master of Business Administration degree from Fairleigh Dickinson University in New Jersey. A Vietnam veteran, Mr. Howlett served in the U.S. Army for four years.

         Ronald A. Seitz has been our Executive Vice-President and a director since January 17, 2001 and Executive Vice President of Emtec-NJ since March, 1996. Prior to that he was the Chief Operating Officer of Emtec-NJ. He has been a director of Emtec-NJ since April, 1995. Mr. Seitz was the founder (in 1980) of Charleston, South Carolina-based Computer Source, Inc. (CSI). CSI primarily provided microcomputer systems, network integration, and data communications to mid-size and Fortune 1000 corporations. In April 1995, CSI merged with Landress Information Systems of Mt. Laurel, New Jersey to become Emtec-NJ. Prior to founding CSI, Mr. Seitz was employed for six years as an engineer with the U.S. government in Washington, DC. He graduated from North Carolina State University with a Bachelor of Science degree and from George Washington University with an MBA in computer science.

Mr. Seitz also holds a DMD degree from the Dental School at the Medical University of South Carolina.

         R. Frank Jerd was appointed as a director upon the consummation of our merger with Emtec-NJ. Mr. Jerd is, and has been, a securities analyst for Josepthal and Company in New York since 1994. From 1992 to 1993, he was chief executive officer of Benesys, Inc., a medical software company. He was also CEO of Gandalf Systems Corporation from 1993 to 1994. Mr. Jerd earned a Bachelor of Science Degree in Mathematics at Marshall University.

         James S. Fishkin was appointed as a director on May 29, 2001. Dr. Fishkin is, and has been since September 1984, a Professor of Government and Philosophy at the University of Texas at Austin. He currently occupies the Patterson-Bannister Chair in Government, Law and Philosophy. From 1974 to 1984 he taught at Yale University. Dr. Fishkin received a Ph.D. in Philosophy from the University of Cambridge in December 1976 and a Ph.D. in Political Science from Yale University in May 1975. He has numerous publications to his credit in the fields of political science and ethics.

         During 2001, the Board of Directors met five times. Each director attended all of the meetings of the Board of Directors. The Board of Directors has no audit committee or compensation committee. The Board of Directors as a whole makes all such determinations and any director who as is an "interested" party in a specific matter abstains from voting on such matter.

         In May, 2001, a nominating committee was appointed to select nominees for election as directors. Messrs. Seitz and Jerd are its current members.

Compliance With Section 16(A) Of The Securities Exchange Act Of 1934

         Registration of our common stock under Section 12(g) of the Exchange Act is pending. As soon as our registration has been effectuated, Section 16(a) of the Exchange Act will require our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us.

Item 11. Executive Compensation

         The following table sets forth the aggregate compensation that we paid for services rendered to us in all capacities during our fiscal years ended March 31, 2001, 2000 and 1999 by our chief executive officer and by our only other executive officer whose cash compensation exceeded $100,000 per year in any such year.

                           Summary Compensation Table

                                                                                      Long Term Compensation
                                                                        -------------------------------------------------
                                 Annual Compensation                            Awards             Payouts
                              -----------------------                  -----------------------    --------
                                                                       Restricted                 Long Term
    Name and        Fiscal                              Other Annual      Stock       Number of   Incentive    All Other
Principal Position   Year       Salary       Bonus      Compensation     Awards        Options     Payouts   Compensation
------------------  ------      ------       -----      ------------    --------       -------     -------   -------------
 John P. Howlett
   President and     2001       $200,000    $54,000          __            __                        __
   Chief Executive   2000       $169,245    $50,000          __            __                        __
   Officer           1999       $140,396    $    --          __            __                        __       $13,724(1)

 Ronald A. Seitz     2001       $200,000    $54,000          __            __                        __
   Executive Vice-   2000       $169,076    $50,000          __            __                        __
   President         1999       $140,396    $    --          __            __                        __       $ 6,944(2)

 Sam Bhatt           2001       $ 95,983    $ 9,826          __            __                                 $   --
 -Vice President
 -Finance &
 Operations

------------------

(1) Reflects employer contributions of $4,828 for life insurance premiums and $8,896 for disability insurance premiums.

(2)      Reflects employer contribution for life insurance premiums.

Stock Option Grants During Fiscal Year 2001

         The table below sets forth information concerning individual grants of stock options made during the fiscal year ended March 31, 2001 to the named executive officers in the Executive Compensation Summary.

                         Number of       Percent of
                           Shares       Total Options
                         Underlying      Granted to       Exercise or
                          Options       Employees in      Base Price      Expiration       Grant Date
Name                      Granted        Fiscal Year        (S/SH)           Date       Present Value(1)
----                      -------       --------------     -----------     ---------    ---------------
Sam Bhatt                    5,000          2.2%              $1            8/01/05         $0
R. Frank Jerd               15,000          6.61%             $1            6/06/05         $0

-----------

(1)      Present value is estimated on the date of grant.

         Set forth below is information with respect to unexercised options held by our executive officers to purchase our common stock:

                 Aggregated Option Exercises in Fiscal Year 2001
                        and Fiscal Year End Option Values

                                                           Number of Unexercised
                            Number of                   Securities Underlying Options        Value of Unexercised
                              Shares                         at March 31, 2001              In-the-Money Options
                           Acquired on        Value     ------------------------------   ----------------------------
Name                         Exercise       Realized    Exercisable      Unexercisable   Exercisable    Unexercisable
-----------------------    -----------      --------    -----------      -------------   -----------    -------------
John P. Howlett.........        --             $ 0              0                 0          $ 0           $ 0
Ronald A. Seitz........         --             $ 0        166,227                 0     $107,216           $ 0
Sam Bhatt...............        --             $ 0          5,575            15,425          $ 0           $ 0
R. Frank Jerd...........        --             $ 0         30,000                 0          $ 0           $ 0
                                                                                             $ 0           $ 0

Compensation of Directors

         Non-employee directors receive annual compensation of $10,000. Directors also receive stock options at the discretion of the Board. In February 2000, we granted to Frank Jerd options to purchase 15,000 shares of common stock. Such options have an exercise price of $1.00 per share and are immediately exercisable. Non-employee directors receive reimbursement of out-of-pocket expenses incurred for each board meeting or committee meeting attended.

Compensation Committee Interlocks and Insider Participation

         Currently, there is no compensation committee. The members of the entire board deliberate and decide compensation. Neither Mr. Jerd nor Mr. Fishkin is or has been an employee or an officer of our company. Mr. Howlett is our Chairman, President and Chief Executive Officer, and Mr. Seitz is our Executive Vice President.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of July, 2001, based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock held by:

         o each person known by us to be the owner of more than 5% of our outstanding shares;

         o  each director; and

         o  all executive officers and directors as a group.


Name and Address of                                             Amount and Percentage of
Beneficial Owner(1)                                              Beneficial Ownership(2)
--------------------------------------------------------       --------------------------
John P. Howlett                                                1,400,910           19.78%

Ronald A. Seitz                                                  995,746(3)        13.74%

Sam Bhatt                                                         28,329             .42%

R. Frank Jerd                                                     30,000             .42%

James S. Fishkin                                                  15,000             .21%

Tom Dresser                                                    1,029,774           14.54%
3505 S. Ocean Boulevard
Hollywood, FL 33019

Richard Landon                                                 1,029,774           14.54%
142 York Road
Delran, NJ 08075

Carla Seitz                                                      782,707(4)        11.05%
P.O. Box 2243
Mt. Pleasant, SC 29465

All executive officers and directors as a group                3,235,210           34.36%
(5 persons)

(1) Each stockholder's address is c/o Emtec, 817 East Gate Drive, Mount Laurel, New Jersey, unless otherwise indicated.

(2) As used herein, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, all persons named herein have
         (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to their shares; also includes any shares issuable upon exercise of options or warrants that are currently exercisable or will become exercisable within 60 days of after the date of this proxy statement.

(3) Excludes 782,707 shares owned by Carla Seitz, Mr. Seitz's spouse. Mr. Seitz disclaims any beneficial interest in these shares.

(4) Excludes 995,746 shares owned by Ronald A. Seitz, Mrs. Seitz's spouse. Mrs. Seitz disclaims any beneficial ownership in these shares.


Item 13. Certain Relationships and Related Transactions

         At March 31, 2001 and 2000, we owed an aggregate of $19,000 to relatives of our President. We made aggregate annual interest payments on the loan of $2,280 during each of the fiscal years 2001 and 2000.

         There are no other relationships or related party transactions of a nature required to be disclosed hereunder.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports and Reports of Form 8-K

         (a) Documents filed as part of this report:

             (i)  Financial Statements

Report of Independent Public Accountants.........................................
Consolidated Balance Sheets as of March 31, 2001 and 2000........................
Consolidated Statements of Operations for the Fiscal Years Ended March 2001,
     2000 and 1999...............................................................
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended
     March 31, 2001, 2000 and 1999...............................................
Consolidated Statements of Cash Flows for the Years Ended March 2001, 2000 and
     1999........................................................................
Pro Forma Statements of Operations for the Fiscal Year Ended March 31, 2001......
Notes to Consolidated Financial Statements.......................................

             (ii)  Financial Statement Schedules

                   None

             (iii) Exhibits:

Exhibit No.                             Description
-----------                             -----------
     2.1    Agreement and Plan of Merger and Reorganization dated as of December
            14, 2000 between Registrant, then known as American Geological
            Enterprises, Inc., and Emtec, Inc.(1)

     3.1    Certificate of Incorporation, as amended(2)

     3.2    Amended and Restated Bylaws(2)

     4.1    Certificate evidencing shares of common stock(2)

     4.2    1996 Stock Option Plan, as amended(2)

    10.1    Resale Agreement dated September 29, 1997 between Registrant and
            Ingram Micro, Inc.(2)

    10.2 Volume Purchase Agreement dated January 28, 1998 between Registrant and Tech Data Corporation(2)

    10.3 Revolving Credit Agreement dated September 24, 1999 between Registrant and IBM Global Financing Corp.(2)

    10.4    Agreement of Lease dated April 1, 1992 between Registrant and Bell
            Atlantic Properties, Inc., as amended, for Mt. Laurel, New Jersey facility(2)

    10.5    Lease Agreement dated May 5, 1993 between registrant and Central
            Cranford Associates, for Cranford, New Jersey facility(2)


Exhibit No.                             Description
-----------                             -----------
    10.6    Lease Agreement dated July 7, 1994 between Registrant and
            Connecticut General Life Insurance Company, as amended, for
            Norcross, Georgia facility(2)

    10.7    Lease Agreement dated August 8, 1995 between Registrant and
            Charlestowne Rivergate Associates I, as amended, for Charleston,
            South Carolina facility(2)

    10.8    Lease Agreement dated July 21, 2000 between Registrant and
            Strawberry Hill Associates, for Norwalk, Connecticut facility(2)

    10.9 Microsoft Certified Partner Agreement, dated December 20,2000, between Microsoft and Registrant(3)

    10.10   IBM Business Partner Agreement, dated May 31, 2000, between
            International Business Machines Corporation and Registrant(3)

    10.11   Letter Agreement, dated April 24, 2001, between Novell Inc. and
            Registrant(3)

    10.12   Citrix Solutions Network Gold Renewal Membership Agreement, dated
            April 30, 2001, between Citrix Systems, Inc. and Registrant(3)

    10.13   U.S. Systems Integrator Agreement, dated December 22, 1999, between
            Cisco System, Inc. and Registrant.(3)

    10.14 Sun Microsystem, Inc. Channel Agreement, dated February 1, 2000, between Sun Microsystems, Inc. and Emtec, Inc.

    21      Subsidiaries(2)


------------------

(1) Previously filed as an exhibit to Registrant's Current Report on Form 8K dated January 17, 2001, filed on January 31, 2001, and incorporated herein by reference.

(2) Previously filed as an exhibit to Registrant's Registration Statement on Form 10 filed on May 21, 2001, and incorporated herein by reference.

(3) Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form 10, filed on July 12, and incorporated herein by reference.

         (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   July 12, 2001

                                   EMTEC, INC.



                                   By:  /s/ John P. Howlett
                                        ----------------------------------------
                                            John P. Howlett
                                            Chairman President and Chief
                                            Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                           Title                               Date
               ---------                           -----                               ----
/s/John P. Howlett                       Chairman President and                    July 12, 2001
------------------------------------     Chief Executive Officer
            John P. Howlett


/s/Sam Bhatt                             Vice President-Finance                    July 12, 2001
------------------------------------     and Operations
               Sam Bhatt                 (Principal Financial Officer)


/s/Ronald A. Seitz                       Executive Vice President,                 July 12, 2001
------------------------------------     Director
            Ronald A. Seitz


/s/Frank Jerd                            Director                                  July 12, 2001
------------------------------------
              Frank Jerd


/s/James S. Fishkin                      Director                                  July 12, 2001
------------------------------------
           James S. Fishkin

                                   EMTEC, INC.
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                    CONTENTS


                                                               Page(s)
                                                               -------
INDEPENDENT AUDITORS' REPORT                                     F-1


CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets                                                 F-2 & F-3

Statements of Operations                                         F-4

Statements of Shareholders' Equity                               F-5

Statements of Cash Flows                                         F-6

Notes to Consolidated Financial Statements                     F-7 - F-17

Pro Forma Statement of Operations                             F-18 & F-19

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Emtec, Inc.
817 Eastgate Drive
Mount Laurel, NJ 08054


        We have audited the accompanying consolidated balance sheets of Emtec, Inc. as of March 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emtec, Inc. at March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with generally accepted accounting principles.



                                      BARATZ & ASSOCIATES, P.A.


Marlton, New Jersey
June 27, 2001

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2001 AND 2000

                                                    2001          2000
                                                    ----          ----
    Assets

Current Assets

Cash and cash equivalents                     $  2,098,198  $    686,413
Marketable securities                              292,346         7,086
Receivables:
  Trade, less allowance
   for doubtful accounts
   of $432,892 and $368,058 at
   March 31, 2001 and 2000, respectively        12,828,456    16,313,411
  Others                                           433,580     1,710,003
Inventories, net of reserve                      1,019,715     1,091,463
Prepaid expenses                                   296,939       459,690
                                              ------------  ------------

    Total Current Assets                        16,969,234    20,268,066

Property and equipment at cost, less
  accumulated depreciation of
  $1,946,440 and $1,551,092 at
  March 31, 2001 and 2000, respectively            919,110       941,624

Investment in geothermal power unit,
  at cost, less accumulated amortization
  of $4,936 at March 31, 2001                      549,626         -

Deferred tax asset                                  22,996         -

Other assets                                       175,711       191,482
                                              ------------  ------------


    Total Assets                              $ 18,636,677  $ 21,401,172
                                              ============  ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2001 AND 2000


                                                    2001           2000
                                                    ----           ----
    Liabilities and Shareholders' Equity

Current Liabilities

Line of credit                                 $  6,535,405  $  8,310,741
Due to related party                                 19,000        19,000
Accounts payable                                  7,284,625     8,182,484
Income taxes payable                                  2,087        -
Customer deposits                                   203,202       358,000
Accrued liabilities                               1,023,556     1,145,599
Deferred revenues                                   899,352     1,142,551
                                               ------------  ------------

    Total Current Liabilities                    15,967,227    19,158,375

Deferred revenue                                    841,922        -
                                               ------------  ------------

    Total Liabilities                            16,809,149    19,158,375
                                               ------------  ------------


Shareholders' Equity

Common stock, $.01 par value; 25,000,000
  shares authorized; 7,080,498 and
  5,329,501 shares issued and outstanding
  at March 31, 2001 and 2000                         70,805        53,295
Additional paid-in capital                        2,210,805     1,314,876
Accumulated other comprehensive (loss) income        (5,458)        1,776
(Accumulated deficit) retained earnings            (448,624)      872,850
                                               ------------  ------------

    Total Shareholders' Equity                    1,827,528     2,242,797
                                               ------------  ------------

    Total Liabilities and
      Shareholders' Equity                     $ 18,636,677  $ 21,401,172
                                               ============  ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                              2001           2000           1999
                                              ----           ----           ----
Revenues:
   Procurement services                   $ 77,533,872   $ 87,235,968  $ 81,832,879
   Service and consulting                   15,034,497     13,516,522     9,850,167
   Geothermal                                   34,366          -             -
                                          ------------   ------------  ------------

      Total Revenues                        92,602,735    100,752,490    91,683,046
                                          ------------   ------------  ------------

Cost of Revenues:
   Procurement services                     69,365,115     77,921,447    71,698,058
   Service and consulting                   12,255,785     10,188,181     7,665,474
   Geothermal                                   10,264          -             -
                                          ------------   ------------  ------------


      Total Cost of Revenues                81,631,164     88,109,628    79,363,532
                                          ------------   ------------  ------------

Gross Profit:
   Procurement services                      8,168,757      9,314,521    10,134,821
   Service and consulting                    2,778,712      3,328,341     2,184,693
   Geothermal                                   24,102          -             -
                                          ------------   ------------  ------------

       Total Gross Profit                   10,971,571     12,642,862    12,319,514
                                          ------------   ------------  ------------

Operating Expenses:
   Selling, general and
    administrative                          10,240,596     10,890,841    10,370,696
   Termination costs                            90,000         74,480       127,412
   Interest                                    692,227        679,286       713,853
   Startup costs, E-Business                 1,303,740        355,933         -
                                          ------------   ------------  ------------

       Total Operating Expenses             12,326,563     12,000,540    11,211,961
                                          ------------   ------------  ------------

(Loss) Income From Continuing Operations
   Before Other Income And Income
   Tax Benefit (Expense)                    (1,354,992)       642,322     1,107,553

Other income- litigation settlement             24,108          -             -

Income tax benefit (expense)                    73,059       (326,318)     (136,085)
                                          ------------   ------------  ------------

(Loss) Income From Continuing Operations,
   Net of Income Taxes                      (1,257,825)       316,004       971,468

Loss from discontinued operations,
   net of income taxes                         (63,649)      (618,030)     (171,528)
Loss from sale of discontinued
   operations, net of income taxes               -               (971)        -
                                          ------------   ------------  ------------

Net (Loss) Income                         $ (1,321,474)  $   (302,997) $    799,940
                                          ============   ============  ============

(Loss) Income Per Share From Continuing
   Operations {Basic And Diluted}              $(0.22)       $ 0.06       $ 0.17

Net (Loss) Income Per Share
   {Basic And Diluted}                         $(0.23)       $(0.06)      $ 0.14

Weighted Average Number Of Shares
  Outstanding {Basic And Diluted}            5,679,700      5,503,284     5,563,563


                   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                               (Accumulated
                                                  Additional   Deficit)         Accumulated     Total
                              Common Stock        Paid-In      Retained         Comprehensive   Shareholders'
                            Shares      Amount    Capital      Earnings         (Loss) Income   Equity
                            ------      ------    ---------    ------------     -------------   --------------
Balance, April 1, 1998    5,563,563   $ 55,636   $ 1,375,535    $   375,907      $    -          $ 1,807,078

Net income for the year                                             799,940                          799,940
                          ---------   --------   -----------    -----------      -------         -----------

Balance, March 31, 1999   5,563,563     55,636     1,375,535      1,175,847           -            2,607,018

Net loss for the year                                              (302,997)                        (302,997)

Unrealized gain on
  marketable securities                                                            1,776               1,776

Acquisition of
  treasury stock           (234,062)    (2,341)      (60,659)                                        (63,000)
                          ---------   --------   -----------    -----------      -------         -----------

Balance, March 31, 2000   5,329,501     53,295     1,314,876        872,850        1,776           2,242,797

Stock issued in
  reverse acquisition     1,750,997     17,510       895,929                                         913,439

Net loss for the year                                            (1,321,474)                      (1,321,474)

Unrealized loss on
  marketable securities                                                           (7,234)             (7,234)
                          ---------   --------   -----------    -----------      -------         -----------

Balance, March 31, 2001   7,080,498   $ 70,805   $ 2,210,805    $  (448,624)     $(5,458)        $ 1,827,528
                          =========   ========   ===========    ===========      =======         ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                   2001         2000        1999
                                                   ----         ----        ----
Cash Flows From Operating Activities

Net (loss) income for the year               $(1,321,474) $  (302,997) $    799,940

Adjustments to Reconcile Net (Loss)
  Income To Net Cash Provided By (Used
  In) Operating Activities

Depreciation and amortization                    422,256      387,061       382,425
Loss on sale of discontinued operations            -              971          -

Changes In Operating Assets and
  Liabilities

Decrease (increase) in marketable securities       7,189       (7,086)         -
Decrease (increase) in receivables             4,775,110    6,223,281   (11,428,201)
Decrease (increase) in inventories                71,748     (137,146)      230,557
Decrease (increase) in prepaid expenses          162,819     (327,207)       78,585
(Increase) decrease in other assets               (2,313)       5,832         8,452
Increase in deferred tax asset                   (86,765)       -             -
(Decrease) increase in accounts payable         (958,818)  (7,154,251)    9,204,112
Increase (decrease) in income taxes payable          505      (10,555)       10,555
(Decrease) increase in customer deposits        (154,798)    (276,000)      331,000
(Decrease) increase in accrued liabilities      (123,974)    (759,151)      409,777
(Decrease) increase in deferred revenue         (251,871)     498,698       324,342
                                             -----------  -----------  ------------

Net Cash Provided By (Used In)
  Operating Activities                         2,539,614   (1,858,550)      351,544
                                             -----------  -----------  ------------

Cash Flows From Investing Activities
Purchases of equipment                          (338,045)    (824,280)     (197,079)
Proceeds from sale of equipment                    -           43,710         -
                                             -----------  -----------  ------------

Net Cash Used In Investing Activities           (338,045)    (780,570)     (197,079)
                                             -----------  -----------  ------------

Cash Flows From Financing Activities
Net (decrease) increase in line of credit     (1,775,336)   2,555,927       207,832
Repayments to related parties                      -            -          (148,654)
Debt reduction                                     -            -           (19,482)
Purchase of treasury stock                         -          (63,000)        -
Cash acquired in reverse acquisition             985,552        -             -
                                             -----------  -----------  ------------

Net Cash (Used In)  Provided By
  Financing Activities                          (789,784)   2,492,927        39,696
                                             -----------  -----------  ------------

Net Increase (Decrease) in
Cash and Cash Equivalents                      1,411,785     (146,193)      194,161

Beginning Cash and Cash Equivalents              686,413      832,606       638,445
                                             -----------  -----------  ------------


Ending Cash and Cash Equivalents             $ 2,098,198  $   686,413  $    832,606
                                             ===========  ===========  ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

1.  Organization and Summary of Significant Accounting Policies

    Organization

    The Company is an e-Business and information technology ("IT") consulting and services provider that structures and implements complex, highly integrated systems that enable our customers to exchange information with their partners and customers in a purely digital format, making them more efficient and effective. We also offer our clients a variety of IT services ranging from basic product support to complex network and applications design. Our e-Business services include, among others, web enablement, consulting, application development, and information security. Our customers are primarily Fortune 2000 and other large and mid-sized companies located principally in the New York/New Jersey metropolitan area and Southeastern United States, with annual revenues ranging from $50 million to $500 million. We service our customer base from leased facilities in New Jersey, Connecticut and Georgia.

    The Company, a New Jersey corporation formed on April 1, 1995, is a result of the 1995 and 1996 mergers of three information technology companies that were originally founded between 1980 and 1983.

    Reverse Acquisition

    On January 17, 2001, Emtec, Inc., a New Jersey corporation (the Company) was acquired by American Geological Enterprises, Inc. (AGE) through an exchange of stock at a ratio of .9753 shares of AGE stock for 1 share of Company stock whereas AGE issued stock to the shareholders of the Company in exchange for stock representing 100% of the outstanding shares of the Company. Pursuant to the acquisition agreement, AGE changed its name to Emtec, Inc. and a majority of the directors and officers of the former AGE resigned in favor of the directors and officers of the Company. In addition, Emtec, Inc. (formerly AGE) increased its authorized capitalizaton from 2,500,000 to 25,000,000 shares of common stock. Emtec, Inc. intends to seek a listing of its common stock on NASDAQ's Over-The-Counter Bulletin Board. Immediately after the transaction, the stock ownership of Emtec, Inc. {formerly AGE} was as follows:

                                                    Shares     Percent
                                                    ------     -------
         Former shareholders of the Company       5,329,501      75.3

         Original shareholders of AGE             1,380,997      19.5
           (including public owners)

         Transaction brokers                        370,000       5.2
                                                  ---------     -----

         Total                                    7,080,498     100.0
                                                  =========     =====

    Because the former shareholders of the Company acquired control of Emtec, Inc.{formerly AGE}, the transaction is considered a "reverse acquisition" by the Company for accounting purposes. The Company is treated as the accounting acquirer of Emtec, Inc. {formerly AGE}, the legal acquirer. For accounting purposes, the acquisition has been treated as an acquisition of Emtec, Inc. (formerly AGE) by Emtec. Inc., a New Jersey Corporation (the Company) and as a recapitalization of the Company. The historical financial statements of the Company are those of Emtec, Inc., a New Jersey corporation.

    The historical shareholders' equity of the Company prior to the reverse acquisition has been retroactively restated for the equivalent number of shares received in the transaction after giving effect to the difference in par value between the issuer's and acquirer's stock. Net (loss) income per share for the three years ended March 31, 2001 has also been restated to reflect the number of equivalent shares received by the former shareholders of Emtec, Inc. a New Jersey corporation.

    Principles of Consolidation

    The consolidated financial statements include the accounts of the issuer and its wholly owned subsidiary (the Company) as described above (see Reverse Acquisition).

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

    Revenue Recognition

    Staff Accounting Bulletin #101 (SAB 101) was recently issued by the SEC. SAB 101 states that revenue recognition cannot occur until the earnings process is complete, evidenced by an agreement between the Company and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. If significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. The Company had followed these principles of revenue recognition prior to the implementation of SAB 101. Therefore, SAB 101 has had no impact on revenue reporting. Procurement services represent sales of computer hardware and prepackaged software. In general, the Company is involved in determining the nature, type, and specifications of the products ordered by the customer. The Company also provides to its customers information systems design, configuration, installation and support under separate consulting and service contracts. Revenues from these consulting and service contracts are recognized as services are rendered over the contract or service period. Consulting contracts range from 1 day to 6 months; service contracts range from 1 to 3 years. Customer payment terms for all of the above are net 30 days.

    Cash Equivalents

    Cash equivalents are principally liquid money market accounts.

    Trade Receivables

    The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of the accounts.

        Other Receivables

        Other receivables represent rebates, price protection receivables and amounts due from vendors for purchase returns made in the ordinary course of business.

        Concentration of Credit Risk

        The Company provides its services to a wide variety of commercial, governmental and institutional customers. Financial instruments which potentially subject the Company to concentrations of credit risk are cash (and cash equivalents) and trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral from its customers. The Company has not experienced significant credit losses. The Company maintains deposit accounts with high quality financial institutions; at times, such deposits may exceed FDIC insurance limits.

        Marketable Securities

        Marketable securities consist of investments in debt and equity securities. The Company classifies all of its investments in securities as "available-for-sale". Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from income and reported as accumulated other comprehensive income in stockholders' equity until realized.

        Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase prices. The Company provides an inventory reserve for obsolescence and deterioration based on a review of products and sales.

        Property and Equipment

        Property and equipment are stated at original cost. Depreciation and amortization for financial accounting purposes is computed using the straight line method over the estimated lives of the respective assets. The total original cost for each class of property and equipment along with the estimated life for each class is as follows:

                                         Original Cost       Estimated Life
                                         -------------       --------------
                                    March 2001   March 2000     (Years)
                                    ----------   ----------     -------

        Computer equipment        $ 2,303,162  $ 1,965,117         3
        Office equipment              143,432      143,432         5
        Furniture and fixtures        244,294      221,536         5
        Leasehold improvements        107,917      107,917         5
        Vehicles                       66,745       54,714         2
                                  -----------  -----------

                                  $ 2,865,550  $ 2,492,716
                                  ===========  ===========

        For income tax purposes, accelerated methods of depreciation are used. Maintenance and repair costs are charged to expense as incurred. The cost and accumulated depreciation relating to property and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gains or losses are credited or charged to income.

        Valuation of Long Lived Assets

        The Company evaluates its long lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of certain long lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

        Income Taxes

        Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized.

        Advertising Costs

        Advertising costs are charged to expense as incurred. Advertising expense for the years ended March 31, 2001, 2000 and 1999 was $617,265, $426,605 and $324,070 respectively.

        Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employer stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

        Earnings (Loss) Per Share

        Basic earnings (loss) per share are computed by dividing net earnings
        (loss) by the weighted average shares outstanding during the reporting period. Diluted earnings (loss) per share are computed similar to basic earnings (loss) per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. Based upon the pricing of the stock options in excess of the underlying value of the Company stock during the three year period ended March 31, 2001 the stock options are antidilutive.

2.  Inventories

    The components of inventories at March 31, 2001 and 2000 are as follows:

                                           2001         2000
                                           ----         ----
       Hardware, software and
         accessories                  $ 1,265,569  $ 1,089,635
       Service parts                      145,330      177,315
                                      -----------  -----------
                                        1,410,899    1,266,950
       Less inventory reserve             391,184      175,487
                                      -----------  -----------

                                      $ 1,019,715  $ 1,091,463
                                      ===========  ===========

       Appropriate consideration has been given to deterioration, obsolescence and other factors in evaluating net realizable value.

3.     Financing Arrangements

       The Company has a revolving line of credit under a business financing agreement whereas the Company may borrow on 85% of its eligible trade receivables and 95% on its eligible inventory value. Eligible inventory value is defined as 100% of the total aggregate wholesale inventory price financed by the lender that is unsold and in the Company's possession and control at each inventory report date. Weighted average interest rates on the borrowings were 9.72%, 9.08% and 9.42% for the years 2001, 2000 and 1999 respectively. The interest rate at March 31, 2001 and 2000 was 8.50% and 9.50%, respectively. Substantially all Company assets collateralize amounts borrowed. The lending agreement contains financial covenants that require the Company to maintain a minimum current ratio, a minimum total liabilities to net worth ratio and minimum results of operations. The Company was in default of the financial covenants at March 31, 2001, however, the Company has subsequently obtained a commitment from the lender to waive the defaults and amend the existing financing agreement. The credit line shall be amended reducing it to $ 10 million from $ 15 million. The interest rate charged on borrowings shall be amended increasing it to 1.50% over prime from 0.50% over prime. The financial covenants shall be amended lowering them to levels that the Company believes are obtainable going forward. At March 31, 2001, the Company had approximately $3.5 million available under the amended terms of the agreement. The credit line may be renewed for another year or terminated at the option of either the Company or the lender at September 23, 2001.

4.     Income Tax (Benefit) Expense

       Deferred income taxes reflect the net tax effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards (when available). Income tax (benefit) expense consisted of the following for the years ended March 31:

                                            2001         2000         1999
                                            ----         ----         ----
             Continuing Operations

                  Current taxes
                    Federal             $   9,627    $ 298,722     $ 101,801
                    State and local         1,289       27,596        30,265
                                        ---------    ---------     ---------
                                           10,916      326,318       132,066
                  Deferred taxes
                    Federal               (68,035)        -            4,019
                    State and local       (15,940)        -
                                        ---------    ---------     ---------
                                          (73,059)     326,318       136,085
                                        ---------    ---------     ---------
             Discontinued Operations

                  Current taxes
                    Federal                  -        (347,053)      (17,362)
                    State and local           820      (43,576)         -
                                        ---------    ---------     ---------
                                              820     (390,629)      (17,362)

                  Deferred taxes
                    Federal                (2,259)        -             -
                    State and local          (531)        -             -
                                        ---------    ---------     ---------
                                           (1,970)    (390,629)      (17,362)
                                        ---------    ---------     ---------

             Net Income Tax (Benefit)
               Expense                  $ (75,029)   $ (64,311)    $ 118,723
                                        =========    =========     =========

       Significant items comprising the Company's deferred tax assets and liabilities at March 31, are as follows:

                                               2001       2000       1999
                                               ----       ----       ----
      Deferred Tax Assets

      Differences between book and tax basis:
        Trade receivables                   $ 181,815  $ 144,573  $  82,251
        Inventories                           196,744     99,277     77,103
        Property and equipment                 (3,959)   (58,281)    29,422
        Accrued liabilities                    28,718      1,195     11,062
        Others                                 35,263     25,875     14,692
        Net Operating loss carryforwards      414,933       -          -
                                            ---------  ---------  ---------
                                              853,514    212,639    214,530

      Deferred Tax Liability

      Differences between book and tax basis:
        Investment in geothermal
          power unit                          (62,355)      -          -
                                            ---------  ---------  ---------

      Net Deferred Tax Asset                  791,159    212,639    214,530

      Less Valuation Allowance               (768,163)  (212,639)  (214,530)
                                            ---------  ---------  ---------

      Net Deferred Tax Balance              $  22,996  $    -     $    -
                                            =========  =========  ==========

        At March 31, 2001, 2000 and 1999 the Company recorded a valuation allowance against its deferred tax assets, reducing those assets to amounts which are more likely than not to be realized. Federal and state net operating loss carryforwards approximated $980,000 and $1,075,000 respectively at March 31, 2001. Federal net operating loss carryforwrds expire in 2021; state net operating loss carryforwards expire in 2008.

5.  Related Party Transactions

        At March 31, 2001 and 2000 the Company owed $19,000 to a Company officer's relative. Except for quarterly interest payments there was no other loan activity during the two year period. Interest paid on the loan was $2,280 (2001), $2,280 (2000) and $5,249 (1999).

6.  Major Customers

        Two major customers in years 2001 and 2000 and one major customer in 1999 approximated 20%, 34% and 24% of the Company's net sales in the years 2001, 2000 and 1999 respectively. Major customer sales by locations are as follows:

                        % Of Total Revenues              Locations
                        -------------------              ---------
                                10%                  Education - Atlanta
                                10%                  Cranford, NJ
                                --

               2001             20%
               ----             ==

                                17%                  Education - Atlanta
                                17%                  Atlanta, GA
                                --

               2000             34%
               ----             ==

               1999             24%                  Education - Atlanta
               ----             ==

        While the Company believes its relationship with these customers will continue, there can be no assurance that sales to these customers will continue at all or at the same level.

7.     Fair Value of Financial Instruments

       The following methods and assumptions were used by the Company in estimating fair value of its financial instruments at March 31, 2001.

           Short-term financial instruments (cash equivalents, receivables, payables, customer deposit and accrued liabilities - cost approximates fair value because of the short maturity period.

           Line of credit - cost approximates fair value because of the short interest-reset period.

8.     401(k) Plan

       The Company sponsors a 401(k) plan for all employees with at least 6 months of service and who are at least 20 years of age. Eligible employees may contribute 2% to 15% of their annual compensation to the plan. The Company matches 25% of the first 6% of employee plan contributions and may contribute additional amounts at the Company's discretion. Participants are vested 20% for each year of service and are fully vested after 6 years. Company contributions to the plan were $95,374, $103,087 and $86,382 in fiscal years 2001, 2000 and 1999 respectively.

9.     Stock Option Plan

       The Company's 1996 Stock Option Plan (the Plan) (amended in 1999) authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,000,000 shares of its common stock for issuance under the Plan at prices not less than 100% of the fair value on the date of grant (110% in the case of shareholders owning more than 10% of the Company's common stock). Options vest at the rate of 25% per year commencing on the first anniversary of, and expire at the earliest of 5 years after the date of grant, three months from date of retirement, or upon date of other termination of employment. The Company used the minimum value option pricing model as prescribed by SFAS No. 123 to determine the impact of applying the fair value method required by SFAS No. 123. All stock options granted for the three year period ended March 31, 2001 were determined to have a fair value of zero. The exercise price of these options was set at $ 1 per share, an amount in excess of 150% of the fair value of the underlying stock. No options granted during the three year period have been exercised as of March 31, 2001. A pro forma presentation of compensation cost and earnings per share is not required due to the zero fair value determination. At September 23, 1996, options to purchase 372,895 shares were issued primarily to the founders of the Company at an exercise price of $ .48 per share. At March 31, 2001, 166,227 of these founder options were outstanding. Option activity is summarized as follows:

          Options outstanding - April 1, 1998                   811,160

          For the year ended March 31, 1999:

          Options granted                                       191,900
          Options exercised                                        -
          Options forfeited or expired                         (432,186)
                                                               --------

          Options outstanding - March 31, 1999                  570,874

          For the year ended March 31, 2000:

          Options granted                                        29,250
          Options exercised                                        -
          Options forfeited or expired                         (176,042)
                                                               --------

          Options outstanding - March 31, 2000                  424,082

          Options granted                                       226,907
          Options exercised                                        -
          Options forfeited or expired                         (185,730)
                                                               --------

          Options outstanding - March 31, 2001                  465,259
                                                               ========

10.    Termination Costs

       The Company paid termination costs of $90,000 (2001), $74,480 (2000) and $127,412 (1999) to former Company executives.

11.    Commitments and Contingencies

       Leases:

       The Company leases warehouse and office facilities, vehicles and certain office equipment under noncancellable operating leases. Future minimum lease payments under such leases are as follows:

            Fiscal Years
            ------------
               2002                 $   807,871
               2003                     661,576
               2004                     577,525
               2005                     539,622
               Thereafter                96,026
                                    -----------

               Total                $ 2,682,620
                                    ===========

       Aggregate rent expense for the years ended March 31, 2001, 2000 and 1999 approximated $855,000, $792,000 and $761,000 respectively.

       Litigation:

       In a previous year Emtec Inc. instituted litigation against two companies (defendants) that were in discussions with Emtec about a possible merger. The complaint in the action charged the two companies for breach of contract, interference with business relationships and misappropriation of trade secrets. The parties settled the litigation in June 2000. Under terms of the settlement, the Company received a $350,000 cash payment and 333,116 shares of the defendant's common stock. Costs related to the litigation and realized losses on disposition of the common stock reduced net income from the litigation settlement to $24,108.

       In 1999 Emtec, Inc. instituted litigation against a company (defendant) for breach of contract action in an amount approximating $50,000. The defendant has stated a counter claim in excess of $8 million for damages resulting from Emtec's alleged negligence, causing the defendant's computer system to become corrupted and unavailable. Damages will be contested by Emtec, as will liability. At March 31, 2001, the case is in the discovery phase.

12.    Supplemental Cash Flow Information

       Cash paid for interest and income taxes were as follows:

                                   2001          2000         1999
                                   ----          ----         ----

            Interest            $ 705,473     $ 731,723    $ 770,573
            Income Taxes        $  11,231     $ 168,030    $ 104,149

       Noncash investing and financing activities were restricted to the issuance of common stock in the reverse acquisition as described in
       Note 1.

13.    Discontinued Operations

       During fiscal 2000, the Company completed the sale of assets of its two South Carolina locations (Greenville and Charleston) to a company formed by some of its prior employees. The Company incurred a loss of $971, net of an income tax benefit of $613 on the disposition of the assets. Financial information with respect to the discontinued operations is summarized as follows:

                                           2001         2000         1999
                                           ----         ----         ----
         Net revenues                   $  7,017   $ 7,606,953  $ 13,090,516

         Cost of revenues                 10,014     6,551,899    11,001,801
                                        --------   -----------  ------------

         Gross profit                     (2,997)    1,055,054     2,088,715

         Operating expenses               62,622     2,063,100     2,277,605
                                        --------   -----------  ------------

         Loss before income taxes        (65,619)   (1,008,046)     (188,890)

         Income tax benefit               (1,970)     (390,016)      (17,362)
                                        --------   -----------  ------------

         Net Loss from
          Discontinued Operations       $(63,649)  $  (618,030) $   (171,528)
                                        ========   ===========  ============

14.    Segment Information

       The Company has organized business segments based upon branch office locations in the Mid-Atlantic and Southeastern United States. These branch office locations offer similar business information systems services with the exception of the educational services unit at the Atlanta, GA office. The Company started a new e-business solutions segment in fiscal 2000 at the Atlanta, GA and Mt. Laurel, NJ locations.

       The Company has adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information"(SFAS No. 131). Operating segments are defined by SFAS No. 131 as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Emtec's chief operating decision maker is the Chief Executive Officer of the Company. Reportable operating segments include the individual branch offices as outlined below and the educational and e-business units. The educational unit services schools, kindergarten through 12th grade. The e-business unit is focused on marketing internet business solutions. The branch offices in Greenville and Charleston, South Carolina which discontinued operations in fiscal 2000 as described in Note 12 have been combined as one reportable segment. The accounting policies of the segments are the same as those described in Note 1. The Company had no intersegment revenues for the three year period ended March 31, 2001. Corporate overhead is allocated to segments based upon a combination of revenues earned and the number of employees attributable to each segment. The Company maintains segment level accounting for accounts receivable, inventory, and property and equipment. All other assets are accounted for at the corporate level. The following is financial information relating to the operating segments:

                                                 Years Ended March 31:
                                           ---------------------------------
                                           2001           2000          1999
                                           ----           ----          ----
       External Sales
       Mt. Laurel, NJ                 $  17,807,882  $  19,480,769  $  16,846,512
       Cranford, NJ                      41,960,532     29,003,759     28,639,312
       Atlanta, GA                       19,691,550     29,521,736     19,252,643
       Norwalk, CT                        2,326,671      5,125,806         64,987
       Education-Atlanta                 10,798,600     17,620,420     26,879,592
       e-Business                            17,500          -              -
                                      -------------  -------------  -------------

           Total External Sales       $  92,602,735  $ 100,752,490  $  91,683,046
                                      =============  =============  =============

       Interest Expense
       Mt. Laurel, NJ                 $     129,073  $     109,029  $     109,598
       Cranford, NJ                         288,094        188,810        173,987
       Atlanta, GA                          147,969        156,318        103,148
       Norwalk, CT                           29,126         35,273          1,349
       Education-Atlanta                     70,463        177,104        320,642
       e-Business                              -              -              -
                                      -------------  -------------  -------------
       Allocated Interest Expense           664,725        666,534        708,724
       Unallocated Interest Expense          27,502         12,752          5,129
                                      -------------  -------------  -------------

           Total Interest Expense     $     692,227  $     679,286  $     713,853
                                      =============  =============  =============

       Depreciation and Amortization
       Mt. Laurel, NJ                 $      46,868  $      92,585  $      69,960
       Cranford, NJ                          78,234         95,028        135,288
       Atlanta, GA                          135,790         77,927         63,072
       Norwalk, CT                            8,150          1,397          -
       Education-Atlanta                      2,748          1,223          6,000
       e-Business                              -              -             -
                                      -------------  -------------  -------------
       Allocated Depreciation
         and Amortization                   271,790        268,160        274,320
       Unallocated Depreciation
         and Amortization                   150,466         85,598         60,501
                                      -------------  -------------  -------------

           Total Depreciation
             and Amortization         $     422,256  $     353,758  $     334,821
                                      =============  =============  =============

       Operating (Loss)/Profit
       Mt. Laurel, NJ                 $    (669,097) $      70,729  $    (413,703)
       Cranford, NJ                         795,794        (61,993)       537,820
       Atlanta, GA                         (326,249)      (374,670)      (663,693)
       Norwalk, CT                         (503,807)      (140,350)       (95,275)
       Education-Atlanta                    699,749      1,211,918      2,119,215
       e-Business                        (1,303,740)      (355,933)         -
                                      -------------  -------------  -------------
       Net Segment Operating
         (Loss) Profit                   (1,307,350)       349,701      1,484,364
       (Under) Over Allocated
         Corporate Expenses                 (23,534)       292,621       (376,811)
                                      -------------  -------------  -------------

       (Loss)/Profit From Continuing
         Operations Before Income
         Tax Benefit (Expense)        $  (1,330,884) $     642,322  $   1,107,553

       Income Tax Benefit (Expense)-
         Continuing Operations               73,059       (326,318)      (136,085)
                                      -------------  -------------  -------------

    (Loss) Income From Continuing
      Operations Net Of Income
         Tax Benefit (Expense)        $  (1,257,825) $     316,004  $     971,468
                                      =============  =============  =============

       Identifiable Assets:

         As of March 31:                      2001            2000
                                              ----            ----
       Mt. Laurel, NJ                    $  2,691,963    $  2,038,961
       Cranford, NJ                         7,690,440       5,728,955
       Atlanta, GA                          2,239,838       5,297,044
       Norwalk, CT                            433,860       1,368,780
       Education-Atlanta                    1,401,107       3,147,826
       e-Business                                   -               -
                                         ------------    ------------
       Identifiable Assets From
         Continuing Operations             14,457,208      17,581,566
       Discontinued Operations                      -         416,566
                                         ------------    ------------

       Total Identifiable Assets           14,457,208      17,998,132
       Corporate And Other Assets           4,179,469       3,403,040
                                         ------------    ------------

       Total Assets                      $ 18,636,677    $ 21,401,172
                                         ============    ============


15. Investment In Geothermal Power Unit

    The investment in Geothermal Power Unit (Unit) was acquired in the reverse acquisition described in Note 1 and represents a 5.49% working interest in the Roosevelt Hot Springs geothermal power unit. An agreement is in place to sell all of the steam from the Unit through 2023 to PacifiCorp, which has constructed the Blundell power plant to utilize the steam. This agreement, entered into in 1993, included an advance payment. The balance of the advance payment in the amount of $841,922 is reported in the March 31, 2001 financial statements as deferred revenue (a non-current liability) and will be recognized into income ratably through 2023. PacifiCorp pays the Company for operating and maintenance services and a reimbursement of royalties for one lease that is included in the Unit. The Company pays its proportionate share of operating and maintenance expenses to the operator of the Unit.

                                   EMTEC, INC.
                (Formerly AMERICAN GEOLOGICAL ENTERPRISES, INC.)
                        PRO FORMA STATEMENT OF OPERATIONS            (UNAUDITED)


The Company's pro forma statement of operations gives effect to the January 17, 2001 acquisition by Emtec, Inc. {Delaware Corp- formerly American Geological Enterprises, Inc. ("AGE")} of Emtec, Inc. {New Jersey Corp} as set forth in Note
(1), as if such transaction had occurred at April 1, 2000. Because the former shareholders of Emtec, Inc. {NJ Corp} end up with control of Emtec, Inc. {formerly AGE}, the transaction is considered a "reverse acquisition" purchase by Emtec, Inc. {NJ Corp} of Emtec, Inc. {formerly AGE}. Emtec, Inc. {NJ Corp} has a March 31 fiscal year, whereas Emtec, Inc. {formerly AGE} had a December 31 fiscal year. Therefore, the pro forma statement of operations combines the results of operations for the companies based upon their most recent fiscal years adjusted for events that are directly attributed to the transaction and expected to have a continuing impact on the Company.

The historical financial statements of Emtec, Inc. {NJ Corp} are the historical financial statements of the combined Company. The pro forma financial statements and the accompanying notes should be read in conjunction with a reading of the financial statements of Emtec, Inc. {NJ Corp.} and Emtec, Inc. {formerly AGE}. All pro forma adjustment note references pertain to Note 2.

                                   EMTEC, INC.
                (Formerly AMERICAN GEOLOGICAL ENTERPRISES, INC.)
                        PRO FORMA STATEMENT OF OPERATIONS            (UNAUDITED)

                                              Historical

                                      Emtec, Inc.     Emtec, Inc.
                                      (New Jersey     (Delaware Corp)     Pro Forma       Pro Forma
                                      Corp)           (Formerly AGE)      Adjustments     Totals
                                      -----------     ---------------     -----------     ---------

Year Ended:                           March 31, 2001  December 31, 2000
----------                            --------------  ------------------
Total Revenues                         $ 92,602,735      $ 172,030         $(51,494)a   $ 92,723,271

Total Cost of Revenues                   81,631,164         88,764          (29,685)a     81,688,301
                                                                             (1,942)b
                                       ------------      ---------         --------     ------------
     Total Gross Profit                  10,971,571         83,266          (19,867)      11,034,970
                                       ------------      ---------         --------     ------------

Operating Expenses

Sales, general & administrative
  expenses                               10,240,596        114,647          (11,313)a     10,343,930
Termination costs                            90,000           -                -              90,000
Interest expense                            692,227           -             (69,081)c        623,146
Startup costs; E-Business                 1,303,740           -                -           1,303,740
                                       ------------      ---------         --------     ------------
     Total Operating Expenses            12,326,563        114,647          (80,394)      12,360,816
                                       ------------      ---------         --------     ------------

Loss From Continuing Operations
  Before Other Income and
  Income Taxes                           (1,354,992)       (31,381)          60,527       (1,325,846)

Other Income                                 24,108         56,038           (9,984)a         24,108
                                                                            (46,054)c

Income tax benefit (expense)                 73,059         (3,083)          (4,194)a         65,296
                                                                               (486)b
                                       ------------      ---------         --------     ------------
(Loss) Income From Continuing
  Operations, Net of Income Taxes      $ (1,257,825)     $  21,574         $   (191)    $ (1,236,442)
                                       ------------      ---------         --------     ------------

Loss per share from
  continuing operations                $      (0.22)                                     $     (0.17)
  (basic and diluted)

Weighted average number
  of shares outstanding                   5,679,700                                        7,080,498
  (basic and diluted)

                                   EMTEC, INC.
                (Formerly AMERICAN GEOLOGICAL ENTERPRISES, INC.)
                     NOTES TO PRO FORMA FINANCIAL STATEMENTS         (UNAUDITED)


1.  Acquisition of Emtec, Inc.

    At January 17, 2001, Emtec, Inc. {NJ Corp} was acquired by American Geological Enterprises, Inc. ("AGE") through an exchange of stock at a ratio of .9753 shares of AGE stock for 1 share of Emtec, Inc. {NJ Corp} stock whereas AGE issued stock to the shareholders of the Emtec, Inc. {NJ Corp} in exchange for stock representing 100% of the outstanding shares of the Emtec, Inc. {NJ Corp}. Pursuant to the acquisition agreement, AGE changed its name to Emtec, Inc. and a majority of the directors and officers of the former AGE resigned in favor of the directors and officers of the Emtec, Inc. {NJ Corp}. Emtec, Inc. intends to seek a listing of its common stock on NASDAQ's Over-The-Counter Bulletin Board. Immediately after the transaction, the stock ownership of Emtec, Inc. {formerly AGE} was as follows:

                                                    Shares     Percent
                                                    ------     -------
         Original shareholders                    1,380,997      19.5
           (including public owners)

         Transaction brokers                        370,000       5.2

         Former shareholders of the Company       5,329,501      75.3
                                                  ---------     -----

         Total                                    7,080,498     100.0
                                                  =========     =====

    Because the former shareholders of the Emtec, Inc. {NJ Corp} acquired control of Emtec, Inc. {formerly AGE}, the transaction is considered a "reverse acquisition" by Emtec, Inc. {NJ Corp} for accounting purposes. The Company is treated as the accounting acquirer of Emtec, Inc. {formerly AGE}, the legal acquirer.

2.  Pro Forma Adjustments

    a.) The historical statement of operations for Emtec, Inc. {NJ Corp} includes the revenues earned and expenses incurred by the acquired company {formerly AGE} from the January 17, 2001 date of acquisition to March 31, 2001. The historical statement of operations for the acquired company {formerly AGE} reports revenues earned and expenses incurred for its fiscal year ended December 31, 2000. This pro forma presentation reports results of operations as if the reverse acquisition occurred at April 1, 2000. Therefore, pro forma adjustments have been made to remove the revenues and expenses of the acquired company {formerly AGE} for the three month period ended March 31, 2000 and add the revenues and expenses of the acquired company {formerly AGE} for the period from January 1, 2001 to January 16, 2001.

    b.) The Company accounted for the reverse acquisition as a purchase under Accounting Principles Board Opinion No. 16 "Business Combinations" (APB No. 16). APB No. 16 states that assets acquired for issuances of stock should be stated at "cost" when acquired and cost may be determined by the fair value of the consideration given or by the fair value of the property acquired, whichever is more clearly evident. Due to inactive trading of Company stock, the Company has determined cost based upon the fair value of the property acquired including direct costs of acquisition. A pro forma adjustment is presented in the pro forma statement of operations to account for the reduction in amortization expense attributable to the determination of the purchase cost of the investment in geothermal power unit as an amount below its prior balance sheet value. The tax effect of the amortization reduction is also presented as a pro forma adjustment.

    c.) A pro forma adjustment has been made to capture the effect of the utilization by Emtec. Inc. {NJ Corporation} of cash and marketable securities acquired in the transaction to pay down the line of credit. This pro forma adjustment had the effect of eliminating the other income of the former AGE which consisted of interest and dividends generated from cash equivalents and marketable securities. In addition, interest expense was reduced to show the effect of a lower outstanding balance for the line of credit over a twelve month period.