Form 10-Q
period 2001-06-30
EMTEC INC/NJ
filed 2001-08-14
CIK 5117

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              For The Quarter Ended
                                  June 30, 2001


                         Commission file number: 0-32789

                                   EMTEC, INC.
               (Exact name of Registrant as specified in charter)

         Delaware                                                             87-0273300
(State or other jurisdiction of                                             (I.R.S. Employer
incorporation or organization)                                           Identification Number)

                               817 East Gate Drive
                          Mt. Laurel, New Jersey 08054
                    (Address of principal executive offices)

                                 (856) 235-2121
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                         Yes |  |                   No |X|

The number of shares of Common Stock outstanding as of August 10, 2001 was 7,080,498.

                                   EMTEC, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                                Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

           Consolidated Balance Sheets
           June 30, 2001 (Unaudited) and March 31, 2001.........................................................1-2

           Consolidated Statements of Operations
           Three months ended June 30, 2001 (Unaudited) and 2000 (Unaudited) .....................................3

           Consolidated Statements of Cash Flows
           Three months ended June 30, 2001 (Unaudited) and 2000 (Unaudited) .....................................4

           Notes to Consolidated Financial Statements
           Three months ended June 30, 2001 and 2000 (Unaudited) ...............................................5-9

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Result of Operations ................................................................10-12

Item 3 - Quantitative and Qualitative Information About Market Risk .............................................12


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                  June 30,     March 31,
                                                    2001         2001
                                                (unaudited)

Assets

Current Assets

Cash and cash equivalents                     $    157,748  $  2,098,198
Marketable securities                                5,825       292,346
Receivables:
  Trade, less allowance
   for doubtful accounts                        11,444,183    12,828,456
  Others                                           330,121       433,580
Inventories, net of reserve                        996,471     1,019,715
Prepaid expenses                                   353,792       296,939

    Total Current Assets                        13,288,140    16,969,234

Net property and equipment                         831,204       919,110

Investment in geothermal power unit                543,588       549,626

Deferred tax asset                                  19,816        22,996

Other assets                                       171,190       175,711


    Total Assets                              $ 14,853,938  $ 18,636,677


  The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS







                                                  June 30,      March 31,
                                                    2001          2001
                                                (unaudited)

    Liabilities and Shareholders' Equity

Current Liabilities

Line of credit                                 $  4,727,922  $  6,535,405
Due to related party                                 19,000        19,000
Accounts payable                                  4,932,985     7,284,625
Income taxes payable                                  2,087         2,087
Customer deposits                                     -           203,202
Accrued liabilities                               1,047,017     1,023,556
Deferred revenues                                 1,186,230       899,352

    Total Current Liabilities                    11,915,240    15,967,227

Deferred revenue                                    831,310       841,922

    Total Liabilities                            12,746,550    16,809,149


Shareholders' Equity

Common stock, $.01 par value; 25,000,000
  shares authorized; 7,080,498 shares issued
  and outstanding                                    70,805        70,805
Additional paid-in capital                        2,210,805     2,210,805
Accumulated other comprehensive income (loss)         3,083   (     5,458)
Accumulated deficit                             (   177,306)  (   448,624)


    Total Shareholders' Equity                    2,107,388     1,827,528

    Total Liabilities and
      Shareholders' Equity                     $ 14,853,938  $ 18,636,677


  The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                            Three Months Ended:

                                                         June 30,       June 30,
                                                           2001           2000

Revenues:

   Procurement services                                $ 14,545,543    $ 23,814,231
   Service and consulting                                 4,958,242       3,616,074
   Geothermal                                                44,342           -

      Total Revenues                                     19,548,127      27,430,305

Cost of Revenues:
   Procurement services                                  12,847,215      21,506,446
   Service and consulting                                 3,933,413       2,843,366
   Geothermal                                                12,911           -

      Total Cost of Revenues                             16,793,539      24,349,812

Gross Profit:
   Procurement services                                   1,698,328       2,307,785
   Service and consulting                                 1,024,829         772,708
   Geothermal                                                31,431           -

      Total Gross Profit                                  2,754,588       3,080,493

Operating Expenses:
   Selling, general and
    administrative                                        2,154,416       2,604,090
   Termination costs                                          -              39,000
   Interest                                                  92,258         157,167
   Startup costs, E-Business                                233,416         338,506

       Total Operating Expenses                           2,480,090       3,138,763

Income (Loss) From Continuing Operations
   Before Other Income And Income Tax Expense               274,498     (    58,270)

Other income- litigation settlement                           -             373,911

Income tax expense                                            3,180           -

Income From Continuing Operations,
   Net of Income Taxes                                      271,318         315,641

Loss from discontinued operations,
   net of income taxes                                        -         (    44,583)
Net Income                                             $    271,318    $    271,058

Income Per Share From Continuing Operations
  {Basic And Diluted}                                     $   0.04       $   0.06

Net Income Per Share {Basic And Diluted}                  $   0.04       $   0.05

Weighted Average Number Of Shares
  Outstanding {Basic And Diluted}                         7,080,498       5,329,501


  The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                    Three Months Ended:

                                                   June 30,     June 30,
                                                     2001         2000

Cash Flows From Operating Activities

Net income for the three months                  $   271,318  $   271,061

Adjustments to Reconcile Net Income To Net
  Cash Used In Operating Activities
Depreciation and amortization                        116,822       80,895

Changes In Operating Assets and Liabilities
Decrease (increase) in marketable securities         295,062   (  174,149)
Decrease in receivables                            1,487,732       65,035
Decrease (increase) in inventories                    23,244   (1,090,833)
(Increase) decrease in prepaid expenses           (   56,853)     157,330
Decrease in deferred tax asset                         3,180         -
Decrease in accounts payable                      (2,351,641)  (  143,000)
Decrease in customer deposits                     (  203,202)  (  358,000)
Increase in accrued liabilities                       23,461        3,497
Increase (decrease) in deferred revenue              276,266   (  155,188)

Net Cash Used In Operating Activities             (  114,611)  (1,343,352)

Cash Flows From Investing Activities

Purchases of equipment                            (   18,356)  (      413)

Cash Flows From Financing Activities

Net (decrease) increase in line of credit         (1,807,483)     745,553

Net Decrease in Cash and Cash Equivalents         (1,940,450)  (  598,212)


Beginning Cash and Cash Equivalents                2,098,198      686,413


Ending Cash and Cash Equivalents                 $   157,748  $    88,201



  The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)

     1. Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the annual financial statements and footnotes thereto included in Form 10-K.

     2. Reverse Acquisition

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


                                                    Shares     Percent

         Former shareholders of the Company       5,329,501      75.3

         Original shareholders of AGE             1,380,997      19.5
           (including public owners)

         Transaction brokers                        370,000       5.2

         Total                                    7,080,498     100.0

Because the former shareholders of the Company acquired control of Emtec, Inc. {formerly AGE}, the transaction is considered a "reverse acquisition" by the Company for accounting purposes. The Company is treated as the accounting acquirer of Emtec, Inc. {formerly AGE}, the legal acquirer. For accounting purposes, the acquisition has been treated as an acquisition of Emtec, Inc. (formerly AGE) by Emtec. Inc., a New Jersey Corporation (the Company) and as a recapitalization of the Company. The historical financial statements of the Company are those of Emtec, Inc., a New Jersey corporation.

The historical shareholders' equity of the Company prior to the reverse acquisition has been retroactively restated for the equivalent number of shares received in the transaction after giving effect to the difference in par value between the issuer's and acquirer's stock. Income per share amounts have also been restated to reflect the number of equivalent shares received by the former shareholders of Emtec, Inc. a New Jersey corporation.


     3. Financing Agreements

The Company was in default of the financial covenants under its line of credit at March 31, 2001. Although, a commitment has been obtained from the lender to waive the defaults and amend the existing financing agreement as outlined in Form 10-K for the year ended March 31, 2001, the Company is seeking alternative financing. Management believes that the Company can obtain financing at a lower cost than the new terms outlined in the proposed amended agreement. On August 9, 2001, the Company signed a letter of intent with a new lender under more favorable terms. The Company expects that the new lender will complete their due diligence by August 30, 2001 and issue a commitment letter shortly thereafter.


     4. Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has adopted Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

All stock options granted for the three months ended June 30, 2001 and 2000 were determined to have a fair value of zero. The exercise price of these options was set at $ 1 per share, an amount in excess of 150% of the fair value of the underlying stock. Therefore, no options granted during the three month periods have been exercised as of June 30, 2001. A pro forma presentation of compensation cost and earnings per share is not required due to the zero fair value determination. At September 23, 1996, options to purchase 372,895 shares were issued primarily to the founders of the Company at an exercise price of $ .48 per share. At June 30, 2001, 166,227 of these founder options were outstanding. Option activity is summarized in the following table.


       Options outstanding - April 1, 2001                    465,259

       For the three months ended June 30, 2001:

       Options granted                                         49,186
       Options exercised                                           0

       Options forfeited or expired                          (    450)

       Options outstanding - June 30, 2001                    513,995


     5. Net Income (Loss) per Share

The net income (loss) per share and the income per share from continuing operations computations have been made in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). These per share computations use the weighted average number of shares outstanding during the period. SFAS No. 128 requires a separate presentation of diluted income per share from continuing operations and diluted net income per share for the potential dilutive effect of securities such as stock options. The Company maintains a stock option plan as discussed in Note 3. However, based upon the pricing of the options in excess of the underlying value of the Company stock during the three months ended June 30, 2001 and 2000, the stock options are antidilutive. Therefore, there is no separate presentation of diluted net income per share.


     6. Litigation

At June 2000, the Company settled the litigation against two companies (defendants) that were in discussions with Emtec about a possible merger. The complaint in the action charged the two companies for breach of contract, interference with business relationships and misappropriation of trade secrets. Under terms of the settlement, the Company received a $350,000 cash payment and 333,116 shares of the defendant's common stock. The Company recorded income of $373,911 from this settlement for the three months ended June 30, 2000. Additional costs related to the litigation and realized losses on disposition of the defendant's common stock recorded in the second half of fiscal 2001 reduced net income from the litigation settlement to $24,108 for the year ended March 31, 2001.

In 1999 Emtec, Inc. instituted litigation against a company (defendant) for breach of contract action in an amount approximating $50,000. The defendant has stated a counter claim in excess of $8 million for damages resulting from Emtec's alleged negligence, causing the defendant's computer system to become corrupted and unavailable. Damages will be contested by Emtec, as will liability. At June 30, 2001, the case is in the discovery phase.

     7. Income Taxes

Income tax expense consisted of the following for the three months ended June 30, 2001 and 2000:


                                     2001         2000
      Continuing Operations

           Current taxes
             Federal             $    -      $     -
             State                    -            -
                                      -            -
           Deferred taxes
             State                   3,180         -
                                     3,180         -
      Discontinued Operations

           Current benefit
             Federal                  -            -
             State                    -            -
                                 $    -      $     -

      Net Income Tax Expense     $   3,180   $     -

     8. Discontinued Operations

During fiscal 2000, the Company completed the sale of assets of its two South Carolina locations (Greenville and Charleston) to a company formed by some of its prior employees. The Company recorded an additional loss from discontinued operations of $ 44,583 for the three months ended June 30, 2000. The loss is primarily due to bad debt charges in excess of recorded allowances related to trade receivables.



     9. Segment Information

         The following is financial information relating to the operating segments:


         Three months ended June 30:             2001              2000

         External Sales

         Mt. Laurel, NJ                    $   2,705,294     $   3,513,027
         Cranford, NJ                          8,108,140        14,619,515
         Atlanta, GA                           4,420,820         5,326,956
         Norwalk, CT                             752,190           935,943
         Education-Atlanta                     3,517,345         3,034,867
         Geothermal                               44,342             -

              Total External Sales         $  19,548,127     $  27,430,308

         Interest Expense

         Mt. Laurel, NJ                    $      11,828     $      21,589
         Cranford, NJ                             43,184            70,744
         Atlanta, GA                              22,627            35,903
         Norwalk, CT                               4,571             6,517
         Education-Atlanta                        10,206            19,912
         e-Business                                   65              -
         Geothermal                                 -                 -

         Allocated Interest Expense               92,481           154,665
         (Over) under allocation            (        223)            2,502

             Total Interest Expense        $      92,258     $     157,167



         Depreciation and Amortization

         Mt. Laurel, NJ                    $       9,000     $      15,900
         Cranford, NJ                             22,461            30,760
         Atlanta, GA                              28,152            14,312
         Norwalk, CT                               2,850             2,000
         Education-Atlanta                           150             1,400
         e-Business                                3,000              -
         Geothermal                                6,039              -

         Allocated Depreciation
           and Amortization                       71,652            64,372

         Unallocated amounts                      45,170            16,523

             Total Depreciation
               and Amortization            $     116,822      $     80,895



Three months ended June 30:                  2001              2000

Operating Profit/(Loss)
         Mt. Laurel, NJ                    $(     65,994)    $(   181,464)
         Cranford, NJ                            310,446          233,786
         Atlanta, GA                        (     63,349)          62,647
         Norwalk, CT                        (     46,820)     (     5,086)
         Education-Atlanta                       355,448          170,363
         e-Business                         (    233,416)     (   338,506)
         Geothermal                               18,191              -

         Net Segment Operating
           Profit (Loss)                         274,506      (    58,260)

         Under Allocated Corporate Expenses (      3,188)     (         7)

         Income (Loss) from Continuing
         Operations before Other Income
         and Income Tax Expense            $     271,318     $(    58,267)


Identifiable Assets:
                                               June 30,        March 31,
                                                 2001            2001

         Mt. Laurel, NJ                    $  1,496,528    $  2,691,963
         Cranford, NJ                         3,933,175       7,690,440
         Atlanta, GA                          3,067,044       2,239,838
         Norwalk, CT                            535,308         433,860
         Education-Atlanta                    3,658,663       1,401,107
         e-Business                              34,000            -
         Geothermal                             578,588         549,626

         Total Identifiable Assets           13,303,306      15,006,834
         Corporate And Other Assets           1,550,632       3,629,843

         Total Assets                      $ 14,853,938    $ 18,636,677

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this quarterly report, 10-Q.

         A. Results of Operations

               a) Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

                              (1) Total Revenues

         Total revenues from the IT business decreased by 28.90%, or $7.92 million, to $19.50 million for three months ended June 30, 2001. Product procurement revenues decreased by 38.92%, or $9.27 million, to $14.55 million for three months ended June 30, 2001. This decline in product procurement revenue is mainly due to the continued focus on our services and consulting organization as well as a slow-down in the economy. Services and consulting revenue increased by 37.12%, or $1.34 million, to $4.96 million for three months ended June 30, 2001 compared to $3.62 million for three months ended June 30, 2000.

         Geothermal Revenues of $44,342 for three months ended June 30, 2001 are consistent with the previous period's revenues for a comparable period.

                              (2) Gross Profit

         Our aggregate gross profit from the IT business declined by 11.60%, or $357,336, to $2.72 million for three months ended June 30, 2001. This decrease is mainly due to lower product procurement revenues. Measured as a percentage of net sales, our overall gross profit margin increased to 13.96% for three months ended June 30, 2001 from 11.23% for three months ended June 30, 2000.

         Gross profit margin attributable to product sales increased to 11.68% for three months ended June 30, 2001 from 9.69% for three months ended June 30, 2000. This increase in product procurement gross margin is attributable to lower cost of sales for products obtained from our vendors as well as lower inventory write-offs during this period. Gross margin attributable to services and consulting revenue decreased slightly to 20.67% of services and consulting revenue for three months ended June 30, 2001 from 21.37% for three months ended June 30, 2000. This decrease is mainly due to slightly lower utilization rates within the service and consulting group.

         The geothermal gross profit of $31,431 for three months ended June 30, 2001 is consistent with the gross profit for comparable previous periods.

                              (3) Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses decreased by 17.27%, or $449,674, to $2.15 million for three months ended June 30, 2001 from $2.60 million for three months ended June 30, 2000. This decrease is primarily a result of lower sales commission expenses as well as our continued efforts to streamline many of our sales and operational functions.

                              (4) Interest Expense

         Interest expense decreased by 41.30%, or $65,000 to $92,000 for three months ended June 30, 2001 from $157,000 for three months ended June 30, 2000. This decrease is primarily a result of lower sales volume as well as our continued efforts to streamline our accounts receivable credit policies and collection functions.

                              (5) Startup Costs; e-Business

         Startup Costs; e-Business for three months ended June 30, 2001 was $233K, or 9.41% of total operating expenses compared to $338K, or 10.78% of total operating expense for three months ended June 30, 2000. This decrease is due to mainly two reasons; 1) lower head count within the group, 2) generation of $40,000 revenue from e-Business activities during three months ended June 30, 2001 as compared to $0 from three months ended June 30, 2000.

                              (6) Income Taxes

          Income tax expense of $3,180 was recorded for three months ended June 30, 2001.

         B. Liquidity and Capital Resources

         Cash and cash equivalents at June 30, 2001 of $157,748 decreased by $1,940,450, from $2,098,198 at March 31, 2001. We are a net borrower, so our cash and cash equivalents balance must be analyzed along with the balance on our line of credit. Working capital at June 30, 2001, and March 31, 2001, was $1,372,900 and $1,002,007, respectively.

         Since our inception, we have funded our operations primarily from borrowings under our credit facility. On September 24, 1999, the Company and IBM Credit Corporation ("IBM") executed an Inventory and Working Capital Financing Agreement whereby IBM expanded the Company's credit facility to enable the Company to borrow up to $15 million. Interest on the borrowings is charged monthly at one half point above the current prime rate. The loan is secured by substantially all of our assets. At June 30, 2001, we had $4.73 million outstanding under the credit facility.

         Our lending agreement with IBM contains financial covenants that require us to maintain a minimum current ratio, minimum total liabilities to net tangible worth ratio, and minimum results of assets to current liabilities ratio, and total liabilities to net tangible worth ratio. The Company and IBM have been unable to reach an agreement on the revised terms of the credit facility so we are seeking an alternate lender. We cannot state with any certainty how successful the Company will be in finding an appropriate replacement lender. The lending agreement with IBM may be renewed on September 23, 2001 for an additional one-year term, or terminated on that date, at the option of either party.

         On August 9, 2001 the Company signed a letter of intent with Summit Business Capital Corporation whereby SBCC will offer the Company a revolving credit facility up to $11 million based on 85% of eligible accounts receivable. The Company expects that SBCC will complete their due diligence and audit by August 30, 2001 and will issue a commitment letter soon after that.

         We have open credit lines with our primary trade vendors such as Ingram Micro and Tech Data. As of June 30, 2001, the credit line with Ingram Micro was $4.5 million, an 18% APR interest rate and an outstanding balance of $1.30 million. As of June 30, 2001, the credit line with Tech Data was $1.5 million, no interest charged and an outstanding balance of $1.13 million. Under both credit lines we are obligated to pay each invoice within 30 days from the date of such invoice. We do not have written agreements with either Ingram Micro or Tech Data.

         Capital expenditures of $18,356 during three months ended June 30, 2001, were primarily for the purchase of computer equipment for internal use.

         We believe that our available funds, together with existing and anticipated credit facilities, will be adequate to satisfy our current and planned operations for at least the next 12 months.

Item 3.           Quantitative and Qualitative Information About Market Risk

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


                               EMTEC, INC.

                               By:  /s/  JOHN P. HOWLETT
                                   ------------------------
                                         John P. Howlett
                                         Chairman, President, and Chief
                                         Executive Officer
                                         (Principal Executive Officer)


                               By:  /s/  SAM BHATT
                                   ----------------------
                                         Sam Bhatt
                                         Vice President - Finance and Operations
                                         (Principal Financial and
                                         Accounting Officer)

Date: August 14, 2001