Form 10-Q
period 2001-09-30
EMTEC INC/NJ
filed 2001-11-19
CIK 5117

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              For The Quarter Ended
                               September 30, 2001


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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                  Yes | X |                        No ||

The number of shares of Common Stock outstanding as of November 10, 2001 was 7,080,498.

                                   EMTEC, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                Table of Contents


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

           Consolidated Balance Sheets
           September 30, 2001 (Unaudited) and March 31, 2001....................................................1-2

           Consolidated Statements of Operations
           for the Three and Six months ended September 30, 2001 (Unaudited) and
           2000 (Unaudited) ......................................................................................3

           Consolidated Statements of Cash Flows
           for the Six months ended September 30, 2001 (Unaudited) and 2000 (Unaudited) ..........................4

           Notes to Consolidated Financial Statements
           (Unaudited) ........................................................................................5-10

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Result of Operations ................................................................11-15

Item 3 - Quantitative and Qualitative Information About Market Risk .............................................15

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a vote by Securities Holders ..................................................16

SIGNATURES.......................................................................................................17


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                September 30,   March 31,
                                                   2001            2001
                                               -------------  ------------
                                                (unaudited)

    Assets
    ------
Current Assets
--------------

Cash and cash equivalents                    $    819,239  $  2,098,198
Marketable securities                               2,820       292,346
Receivables:
  Trade, less allowance
   for doubtful accounts                       10,471,249    12,828,456
  Others                                          326,504       433,580
Inventories, net of reserve                     2,175,409     1,019,715
Prepaid expenses                                  264,517       296,939
                                               ----------    ----------

    Total Current Assets                       14,059,738    16,969,234
    --------------------

Net property and equipment                        761,167       919,110

Investment in geothermal power unit               537,548       549,626

Deferred tax asset                                 16,796        22,996

Other assets                                      184,309       175,711
                                               ----------    ----------


    Total Assets                             $ 15,559,558  $ 18,636,677
    ------------                               ==========    ==========

              The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS





                                              September 30,     March 31,
                                                  2001            2001
                                              -------------     ------------
                                               (unaudited)

    Liabilities and Shareholders' Equity
    ------------------------------------
Current Liabilities
-------------------
Line of credit                                 $  4,374,369  $  6,535,405
Due to related party                                 19,000        19,000
Accounts payable                                  5,899,279     7,284,625
Income taxes payable                                  2,087         2,087
Customer deposits                                     -           203,202
Accrued liabilities                                 811,042     1,023,556
Deferred revenue                                  1,370,014       899,352
                                                 ----------    ----------

    Total Current Liabilities                    12,475,791    15,967,227
    -------------------------

Deferred revenue                                    820,692       841,922
                                                 ----------    ----------

    Total Liabilities                            13,296,483    16,809,149
    -----------------                            ----------    ----------


Shareholders' Equity
--------------------
Common stock, $.01 par value; 25,000,000
  shares authorized; 7,080,498 shares issued
  and outstanding                                    70,805        70,805
Additional paid-in capital                        2,210,805     2,210,805
Accumulated other comprehensive income (loss)         1,748        (5,458)
Accumulated deficit                                 (20,283)     (448,624)
                                                 ----------    ----------


    Total Shareholders' Equity                    2,263,075     1,827,528
    --------------------------                   ----------    ----------


    Total Liabilities and
      Shareholders' Equity                     $ 15,559,558  $ 18,636,677
    ----------------------                       ==========    ==========


              The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           Three Months Ended                Six Months Ended
                                               September 30,                   September 30,
                                       ----------------------------   ----------------------------------

                                          2001           2000              2001           2000
                                        --------       ---------         --------       -----------

Revenues:
  Procurement services                 $ 14,158,118    $ 19,842,003    $ 28,703,661    $ 43,656,234
  Service and consulting                  3,227,698       2,612,655       8,185,940       6,228,729
  Geothermal                                 45,056           -              89,398           -
                                         ----------      ----------      ----------      ----------

     Total Revenues                      17,430,872      22,454,658      36,978,999      49,884,963
     --------------                      ----------      ----------      ----------      ----------

Cost of Revenues:
  Procurement services                   12,520,530      17,654,035      25,367,745      39,160,481
  Service and consulting                  2,467,074       1,975,446       6,400,487       4,818,812
  Geothermal                                 20,596           -              33,507           -
                                         ----------      ----------      ----------      ----------

     Total Cost of Revenues              15,008,200      19,629,481      31,801,739      43,979,293
     ----------------------              ----------      ----------      ----------      ----------
Gross Profit:

  Procurement services                    1,637,588       2,187,968       3,335,916       4,495,753
  Service and consulting                    760,624         637,209       1,785,453       1,409,917
  Geothermal                                 24,460           -              55,891           -
                                         ----------      ----------      ----------      ----------

     Total Gross Profit                   2,422,672       2,825,177       5,177,260       5,905,670
     ------------------                  ----------      ----------      ----------      ----------
Operating Expenses:

  Selling, general and
   administrative                         2,063,200       2,435,163       4,217,616       5,039,253
  Termination costs                           -              13,000           -              52,000
  Interest                                   75,488         177,602         167,746         334,769
  Startup costs, E-Business                 123,941         202,325         357,357         540,831
                                         ----------      ----------      ----------      ----------

     Total Operating Expenses             2,262,629       2,828,090       4,742,719       5,966,853
     ------------------------            ----------      ----------      ----------      ----------

Income (Loss) From Continuing
  Operations Before Litigation
  Settlements And Income Tax Expense        160,043          (2,913)        434,541         (61,183)

Litigation settlements                        -            (180,000)          -             193,911

Income tax expense                            3,020           -               6,200           -
                                         ----------      ----------      ----------      ----------
Income From Continuing Operations,
  Net of Income Taxes                       157,023        (182,913)        428,341         132,728

Loss from discontinued operations,
  net of income taxes                         -              (3,521)          -             (48,104)
                                         ----------      ----------      ----------      ----------

Net Income                             $    157,023    $   (186,434)   $    428,341    $     84,624
                                         ==========      ==========      ==========      ==========

Income Per Share From Continuing
  Operations {Basic And Diluted}         $      .02      $     (.03)       $    .06        $    .02

Net Income Per Share {Basic
  And Diluted}                           $      .02      $     (.03)       $    .06        $    .02

Weighted Average Number Of
  Shares Outstanding {Basic
  And Diluted}                            7,080,498       5,329,501       7,080,498       5,329,501

             The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (unaudited)

                                              September 30,   September 30,
                                                  2001            2000
                                              -------------   -------------
Cash Flows From Operating Activities
------------------------------------
Net income for the six months                 $   428,341   $    84,624

Adjustments to Reconcile Net Income To Net
Cash Provided By (Used In) Operating
  Activities:
Depreciation and amortization                     224,569       195,149
Deferred income tax                                 6,200
Unrealized loss (gain) on marketable
  securities                                        7,200       (72,604)

Changes In Operating Assets and Liabilities
Decrease (increase) in marketable securities      289,526      (101,545)
Decrease in receivables                         2,464,283     3,925,032
Increase in inventories                        (1,155,694)     (320,669)
Decrease in prepaid expenses                       32,422       100,394
Decrease in accounts payable                   (1,385,346)   (3,578,002)
Decrease in customer deposits                    (203,202)     (358,000)
Decrease in accrued liabilities                  (212,514)     (215,933)
Increase (decrease) in deferred revenue           449,432      (125,043)
                                                ---------     ---------

Net Cash Provided By (Used In)
  Operating Activities                            945,223      (466,597)
-----------------------------                   ---------     ---------

Cash Flows From Investing Activities
------------------------------------
Purchases of equipment                            (43,146)     (138,243)
Additional security deposit                       (20,000)        -
Purchase other asset                                -            (2,401)
                                                 --------     ---------

                                                  (63,146)     (140,644)
                                                ---------     ---------

Cash Flows From Financing Activities
------------------------------------
Net (decrease) increase in line of credit      (2,161,036)      593,540
                                                ---------     ---------

Net Decrease in Cash and Cash Equivalents      (1,278,959)     (13,701)
-----------------------------------------

Beginning Cash and Cash Equivalents             2,098,198       686,413
-----------------------------------             ---------     ---------


Ending Cash and Cash Equivalents              $   819,239   $   672,712
--------------------------------                =========     =========

             The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                  SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Quarterly results are not necessarily indicative of results for the full year. For further information, refer to the annual financial statements and notes thereto included in the Company's Form 10-K.

2.  Reverse Acquisition

         On January 17, 2001, Emtec, Inc., a New Jersey corporation (the Company) was acquired by American Geological Enterprises, Inc. (AGE) through an exchange of stock at a ratio of .9753 shares of AGE stock for one share of Company stock whereas AGE issued stock to the shareholders of the Company in exchange for stock representing 100% of the outstanding shares of the Company. Pursuant to the acquisition agreement, AGE changed its name to Emtec, Inc. and a majority of the directors and officers of the former AGE resigned in favor of the directors and officers of the Company. In addition, Emtec, Inc. (formerly
AGE) increased its authorized capitalizaton from 2,500,000 to 25,000,000 shares of common stock. Emtec, Inc. intends to seek a listing of its common stock on NASDAQ's Over-The-Counter Bulletin Board. Immediately after the transaction, the stock ownership of Emtec, Inc. {formerly AGE} was as follows:




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

All stock options granted for the six months ended September 30, 2001 and 2000 were determined to have a fair value of zero. The exercise price of these options was set at $ 1 per share, an amount in excess of 150% of the fair value of the underlying stock. Therefore, no options granted have been exercised during the six months ended September 30, 2001 and 2000. A pro forma presentation of compensation cost and earnings per share is not required due to the zero fair value determination. At September 23, 1996, options to purchase 372,895 shares were issued primarily to the founders of the Company at an exercise price of $ .48 per share. At September 30, 2001, 166,227 of these founder options expired. Option activity is summarized in the following table:


          Options outstanding - April 1, 2001                    465,259

          Activity for the six months ended September 30, 2001:

          Options granted                                         49,186
          Options exercised                                            0
          Options forfeited or expired                          (166,677)

          Options outstanding - September 30, 2001               347,768
                                                                 =======



4.  Net Income (Loss) per Share

Computations of net income (loss) per share and the income (loss) per share from continuing operations have been made in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). These per share computations use the weighted average number of shares outstanding during the period. SFAS No. 128 requires a separate presentation of diluted income per share from continuing operations and diluted net income per share for the potential dilutive effect of securities such as stock options. The Company maintains a stock option plan as discussed in Note 3. The pricing of the options were in excess of the underlying value of the Company stock during the six months ended September 30, 2001 and 2000, therefore, the stock options are antidilutive.

5.  Litigation

        In a previous year the Company instituted litigation against two companies (defendants) that were in discussions with the Company about a possible merger. The complaint in the action charged the two defendants for breach of contract, interference with business relationships and misappropriation of trade secrets. The parties settled the litigation in June 2000, pursuant to which the Company received a $350,000 cash payment and 333,116 shares of the one of defendant's common stock. Costs related to the litigation and realized losses on disposition of the defendant's common stock during the year ended March 31, 2001 reduced net income from the litigation settlement to $24,108.

         In 1999 the Company instituted litigation against a company (defendant) for breach of contract action in an amount approximating $50,000. The defendant stated a counterclaim in excess of $8 million for damages resulting from the Company's alleged negligence, which purportedly caused the defendant's computer system to become corrupted and unavailable. In a recent development, the Company offered an attempt to restore data to the defendant's computer disc. In consideration of the Company's effort to restore the data, the defendant agreed to seek resolutions of the claims through arbitration. If the restoration effort is successful, the arbitrator will decide whether the Company is entitled to be paid and whether the Company is liable for any loss incurred by the defendant during the period the data was lost. If the effort to restore the data fails, the arbitrator will decide the entire issue of whether the defendant is entitled to recover for the loss of its data.


6.  Segment Information

         Summarized financial information relating to the Company's operating segments are as follows:

         For the six months ended September 30:           2001              2000

         External Sales

         Mt. Laurel, NJ                             $   5,586,222     $   8,434,583
         Cranford, NJ                                  14,038,508        23,280,229
         Atlanta, GA                                    7,997,653         9,746,023
         Norwalk, CT                                    1,499,373         1,270,687
         Education-Atlanta                              7,767,845         7,153,441
         Geothermal                                        89,398             -

              Total External Sales                  $  36,978,999     $  49,884,963
                                                      ===========       ===========

         Interest Expense

         Mt. Laurel, NJ                             $      23,087     $      60,311
         Cranford, NJ                                      69,730           147,023
         Atlanta, GA                                       40,253            63,462
         Norwalk, CT                                        9,691            12,535
         Education-Atlanta                                 25,292            46,436
         e-Business                                            65              -
         Geothermal                                          -                 -
         Allocated Interest Expense                       168,118           329,767

         Unallocated                                         (372)            5,002

             Total Interest Expense                 $     167,746     $     334,769
                                                      ===========       ===========



                                                            2001              2000

         Depreciation and Amortization

         Mt. Laurel, NJ                             $      16,662     $      33,450
         Cranford, NJ                                      33,866            64,537
         Atlanta, GA                                       55,775            30,080
         Norwalk, CT                                        6,264             5,000
         Education-Atlanta                                    300             2,900
         e-Business                                         6,000              -
         Geothermal                                        12,080              -
         Allocated Depreciation
           and Amortization                               130,947           135,967

         Unallocated                                       93,622            59,182

             Total Depreciation
               and Amortization                     $     224,569      $    195,149
                                                      ===========        ==========


         Operating Profit/(Loss)

         Mt. Laurel, NJ                             $    (239,859)     $   (215,999)
         Cranford, NJ                                     589,740           399,017
         Atlanta, GA                                     (284,223)         (118,176)
         Norwalk, CT                                     (179,055)         (212,714)
         Education-Atlanta                                873,383           627,520
         e-Business                                      (357,357)         (540,831)
         Geothermal                                        31,912              -

         Income (Loss) from Continuing
         Operations before Litigation
         Settlements and Income Tax Expense         $     434,541      $    (61,183)
                                                      ===========        ==========






         For the three months ended September 30:

         External Sales

         Mt. Laurel, NJ                             $   2,880,932     $   4,921,556
         Cranford, NJ                                   5,930,368         8,660,714
         Atlanta, GA                                    3,576,833         4,419,067
         Norwalk, CT                                      747,183           334,744
         Education-Atlanta                              4,250,500         4,118,577
         Geothermal                                        45,056             -

              Total External Sales                  $  17,430,872     $  22,454,658
                                                      ===========       ===========



                                                         2001                 2000

         Interest Expense

         Mt. Laurel, NJ                             $      11,259     $      38,722
         Cranford, NJ                                      26,546            76,279
         Atlanta, GA                                       17,626            27,559
         Norwalk, CT                                        5,120             6,018
         Education-Atlanta                                 15,086            26,524
         e-Business                                          -                 -
         Geothermal                                          -                 -
         Allocated Interest Expense                        75,637           175,102

         Unallocated                                         (149)            2,500

             Total Interest Expense                 $      75,488     $     177,602
                                                      ===========       ===========




         Depreciation and Amortization

         Mt. Laurel, NJ                             $       7,662     $      17,550
         Cranford, NJ                                      11,405            33,777
         Atlanta, GA                                       27,623            15,768
         Norwalk, CT                                        3,414             3,000
         Education-Atlanta                                    150             1,500
         e-Business                                         3,000              -
         Geothermal                                         6,041              -
         Allocated Depreciation
           and Amortization                                59,295            71,595

         Unallocated                                       48,452            42,659

             Total Depreciation
               and Amortization                     $     107,747      $    114,254
                                                      ===========        ==========


         Operating Profit/(Loss)

         Mt. Laurel, NJ                             $    (173,857)     $    (34,533)
         Cranford, NJ                                     279,294           165,231
         Atlanta, GA                                     (220,874)         (180,823)
         Norwalk, CT                                     (132,235)         (207,620)
         Education-Atlanta                                517,935           457,157
         e-Business                                      (123,941)         (202,325)
         Geothermal                                        13,721              -

         Income (Loss) from Continuing
         Operations before Litigation
         Settlements and Income Tax Expense         $     160,043      $     (2,913)
                                                      ===========        ==========


         Identifiable Assets:
                                                     September 30,      March 31,
                                                         2001             2001

         Mt. Laurel, NJ                              $  1,986,789    $  2,691,963
         Cranford, NJ                                   6,605,974       7,690,440
         Atlanta, GA                                    2,464,659       2,239,838
         Norwalk, CT                                      529,476         433,860
         Education-Atlanta                              1,234,968       1,401,107
         e-Business                                        20,190            -
         Geothermal                                       537,548         549,626

         Total Identifiable Assets                     13,379,604      15,006,834
         Corporate And Other Assets                     2,179,954       3,629,843

         Total Assets                                $ 15,559,558    $ 18,636,677
                                                       ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this quarterly report, 10-Q.

         A.       Results of Operations

                  a) Three Months Ended September 30, 2001 Compared to Three
                     Months Ended September 30, 2000.

                     (1) Total Revenues

         Total revenues from the IT business decreased by 22.57%, or $5.06 million, to $17.39 million for the three months ended September 30, 2001. Services and consulting revenue increased by 23.54%, or $0.62 million, to $3.23 million for the three months ended September 30, 2001 compared to $2.61 million for the three months ended September 30, 2000. Product procurement revenues decreased by 28.65%, or $5.68 million, to $14.16 million for the three months ended September 30, 2001. This decline in product procurement revenue is mainly due to our greater emphasis on our services and consulting organization as well as a slow-down in the economy

         Geothermal Revenues of $45,056 for the three months ended September 30, 2001 are consistent with the previous period's revenues for a comparable period.

                     (2) Gross Profit

         Our aggregate gross profit from the IT business declined by 15.11%, or $426,965, to $2.40 million for the three months ended September 30, 2001. This decrease is mainly due to lower product procurement revenues. Measured as a percentage of net sales, our overall gross profit margin increased to 13.79% for the three months ended September 30, 2001 from 12.58% for the three months ended September 30, 2000. This increase is mainly due to higher services and consulting revenues.

         Gross profit margin attributable to product sales increased to 11.57% for the three months ended September 30, 2001 from 11.03% for the three months ended September 30, 2000. This increase in product procurement gross margin is attributable to lower cost of products obtained from our vendors as well as lower inventory write-offs during this period. Gross margin attributable to services and consulting revenue decreased slightly to 23.57% for the three months ended September 30, 2001 from 24.39% for the three months ended September 30, 2000. This decrease is mainly due to slightly lower utilization rates within the service and consulting group.

         The geothermal gross profit of $24,460 for the three months ended September 30, 2001 is consistent with the gross profit for comparable previous periods.

                     (3) Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses decreased by 15.27%, or $371,963, to $2.06 million for the three months ended September 30, 2001 from $2.44 million for the three months ended September

30, 2000. This decrease is primarily a result of lower sales commission expenses as well as our continued efforts to streamline many of our sales and operational functions.

                    (4) Interest Expense

         Interest expense decreased by 57.50%, or $102,114 to $75,488 for the three months ended September 30, 2001 from $177,602 for the three months ended September 30, 2000. This decrease is primarily a result of lower sales volume and lower interest rates as well as our continued efforts to streamline our accounts receivable credit policies and collection functions.

                    (5) Startup Costs; e-Business

         Startup Costs; e-Business for the three months ended September 30, 2001 was $123,941, or 5.48% of total operating expenses compared to $202,325, or 7.15% of total operating expense for the three months ended September 30, 2000. This decrease is primarily due to: 1) lower head count within the group; and 2) generation of $72,806 revenue from e-Business activities during three months ended September 30, 2001 as compared to $0 from three months ended September 30, 2000.

                    (6) Income Taxes

         Income Tax expense was $3,020 and $0 for the three months ended September 30, 2001 and 2000, respectively.

                  b) Six Months Ended September 30, 2001 Compared to Six Months
                     Ended September 30, 2000.

                     (1) Total Revenues

         Total revenues from the IT business decreased by 26.05%, or $12.99 million, to $36.89 million for the six months ended September 30, 2001. Services and consulting revenue increased by 31.42%, or $1.96 million, to $8.19 million for the six months ended September 30, 2001 compared to $6.23 million for the six months ended September 30, 2000. Product procurement revenues decreased by 34.25%, or $14.95 million, to $28.70 million for the six months ended September 30, 2001. This decline in product procurement revenue is mainly due to the continued focus on our services and consulting organization as well as a slow-down in the economy.

         Geothermal Revenues of $89,398 for the six months ended September 30, 2001 are consistent with the previous period's revenues for a comparable period.

                     (2) Gross Profit

         Our aggregate gross profit from the IT business declined by 13.28%, or $784,301, to $5.12 million for the six months ended September 30, 2001. This decrease is mainly due to lower product procurement revenues. Measured as a percentage of net sales, our overall gross profit margin increased to 13.88% for the six months ended September 30, 2001 from 11.84% for the six months ended September 30, 2000.

         Gross profit margin attributable to product sales increased to 11.62% for the six months ended September 30, 2001 from 10.30% for the six months ended September 30, 2000. This increase in product procurement gross margin is attributable to lower cost of products obtained from our vendors as well as lower inventory write-offs during this period. Gross margin attributable to services and consulting revenue decreased slightly to 21.81% of services and consulting revenue for the six months ended September 30, 2001 from 22.64% for the six months ended September 30, 2000. This decrease is mainly due to slightly lower utilization rates within the service and consulting group.

         The geothermal gross profit of $55,891 for the six months ended September 30, 2001 is consistent with the gross profit for comparable previous periods.

                     (3) Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses decreased by 16.30%, or $821,637, to $4.22 million for the six months ended September 30, 2001 from $5.04 million for the six months ended September 30, 2000. This decrease is primarily a result of lower sales commission expenses as well as our continued efforts to streamline many of our sales and operational functions.

                     (4) Interest Expense

         Interest expense decreased by 49.89%, or $167,023 to $167,746 for the six months ended September 30, 2001 from $334,769 for the six months ended September 30, 2000. This decrease is primarily a result of lower sales volume and lower interest rates as well as our continued efforts to streamline our accounts receivable credit policies and collection functions.

                     (5) Startup Costs; e-Business

         Startup Costs; e-Business for the six months ended September 30, 2001 was $357,357, compared to $540,831 for the six months ended September 30, 2000. This decrease is primarily due to: 1) lower head count within the group; 2) generation of $113,119 revenue from e-Business activities during six months ended September 30, 2001 as compared to $0 from six months ended September 30, 2000.

                     (6) Income Taxes

         Income Tax expense was $6,200 and $0 for the six months ended September 30, 2001 and 2000, respectively.



Recently Issued Accounting Standards

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." This SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of SAB No. 101 did not have a material effect on the Company's results of operations.

      In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," which supersedes Accounting Principles Board (APB) Opinion No.
16. SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. The Company does not expect the adoption of SFAS No. 141 will have a material effect on the Company's results of operations, financial position or cash flow.

         Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17. Under SFAS No. 142 goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment at least annually. In addition, the amortization period of intangible assets with finite lives will no longer be limited to 40 years. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, which for the Company means the standard will be adopted on April 1, 2002. The Company is currently assessing the impact of SFAS No. 142 on its results of operations.



         B.       Liquidity and Capital Resources

         Cash and cash equivalents at September 30, 2001 of $819,239 decreased by $1,278,959, from $2,098,198 at March 31, 2001. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with available balance on our line of credit. Working capital at September 30, 2001, June 30, 2001 and March 31, 2001 was $1,583,947, $1,372,900 and
$1,002,007, respectively.

         Since our inception, we have funded our operations primarily from borrowings under our credit facility. On September 24, 1999, the Company and IBM Credit Corporation ("IBM") executed an Inventory and Working Capital Financing Agreement whereby IBM expanded the Company's credit facility to enable the Company to borrow up to $15 million. Interest on the borrowings is charged monthly at one half point above the lender's current prime rate. The loan is secured by substantially all company assets. At September 30, 2001, we had $4.37 million outstanding under the credit facility.

         Our lending agreement with IBM contains financial covenants that require us to maintain a minimum current ratio, minimum total liabilities to net tangible worth ratio, and minimum results of operations. As of September 30, 2001 the Company was not in compliance with its financial covenants. The Company and IBM have been unable to reach an agreement on the revised terms of the credit facility.

         Consequently, the Company has received a verbal commitment from Fleet Capital {Fleet}, formerly Summit Business Capital Corporation {SBCC}, whereby Fleet will provide the Company a revolving credit facility up to $10 million based on 85% of eligible accounts receivable. The Company and Fleet expect to finalize this credit facility agreement on or about November 20, 2001. Pending closing with Fleet, IBM has agreed to continue to fund the Company up to $4.5 million through November 19, 2001. The Company believes that the credit line of $4.5 million will be sufficient to pay its current obligations until we close the credit facility agreement with Fleet.

         We have open credit lines with our primary trade vendors such as Ingram Micro, and Tech Data. As of September 30, 2001, the credit line with Ingram Micro was $1.5 million, an 18% APR interest rate and an outstanding balance of $181,314. As of September 30, 2001, the credit line with Tech Data was $1.5 million, no interest charged and an outstanding balance of $1.06 million. Under credit lines with Ingram Micro and Tech Data we are obligated to pay each invoice within 30 days from the date of such invoice. We do not have written agreements with either Ingram Micro or Tech Data.

         During August 2001 we transitioned our Sun Microsystems products supplier from Ingram Micro to MRA Systems, Inc, dba GE Access. This resulted in a decrease in our Ingram Micro credit line from $4.5 million to $1.5 million. We now have an open credit line with GE Access of $4.0 million, no interest charge, and an outstanding balance of $3.67 million. Under this credit line we are obligated to pay each invoice within 30 days from the date of such invoice.

         Capital expenditures of $43,146 during six months ended September 30, 2001, were primarily for the purchase of computer equipment for internal use.

         We believe that our available funds, together with existing and anticipated credit facilities, will be adequate to satisfy our current and planned operations for at least the next 12 months.



Item 3.  Quantitative and Qualitative Information About Market Risk

         We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our average balance on the line of credit for the last six months has been approximately $3.80 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $38,000 annually.

PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a vote by Securities Holders

         The Annual Meeting of Shareholders of the Company (the "Meeting") was held on August 22, 2001. There were present at the Meeting in person or by proxy shareholders holding an aggregate of 6,774,935 shares of Common Stock of a total number of 7,080,498 shares of Common Stock issued, outstanding and entitled to vote at the Meeting. The results of the vote taken at the Meeting with respect to each nominee for director were as follows:



Nominees                                For                       Abstain
--------                                ---                       -------
R. Frank Jerd                           6,774,435                 500
George F. Raymond                       5,991,728                 783,207


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

Date: November 19, 2001