Form 10-Q
period 2001-12-31
EMTEC INC/NJ
filed 2002-02-13
CIK 5117

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              For The Quarter Ended
                                December 31, 2001


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

                             Yes [X]               No [ ]

The number of shares of Common Stock outstanding as of February 6, 2002 was 7,080,498.

                                   EMTEC, INC.
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2001

                                Table of Contents


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

           Consolidated Balance Sheets
           December 31, 2001 (Unaudited) and March 31, 2001.....................................1-2

           Consolidated Statements of Operations
           for the Three and Nine months ended December 31, 2001 (Unaudited) and
           2000 (Unaudited) ......................................................................3

           Consolidated Statements of Cash Flows
           for the Nine months ended December 31, 2001 (Unaudited) and 2000 (Unaudited) ..........4

           Notes to Consolidated Financial Statements
           (Unaudited) .........................................................................5-6

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Result of Operations .................................................7-10

Item 3 - Quantitative and Qualitative Information About Market Risk .............................10

PART II - OTHER INFORMATION

Item 3 - Exhibits and Reports on Form 8-K .......................................................11

SIGNATURES ......................................................................................12


PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,     March 31,
                                                         2001            2001
                                                     ------------     ----------
                                                      (unaudited)
    Assets
    ------
Current Assets
--------------

Cash and cash equivalents                           $   143,300      $ 2,098,198
Marketable securities                                     4,090          292,346
Receivables:
  Trade, less allowance
   for doubtful accounts                             10,055,478       12,828,456
  Others                                                323,339          433,580
Inventories, net of reserve                             773,928        1,019,715
Prepaid expenses                                        213,716          296,939
                                                    -----------      -----------

    Total Current Assets                             11,513,851       16,969,234
    --------------------

Net property and equipment                              661,458          919,110

Investment in geothermal power unit                     531,508          549,626

Deferred tax asset                                       16,796           22,996

Other assets                                            182,249          175,711
                                                    -----------      -----------
    Total Assets                                    $12,905,862      $18,636,677
    ------------                                    ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,    March 31,
                                                         2001          2001
                                                     ------------    ---------
                                                     (unaudited)
    Liabilities and Shareholders' Equity
    ------------------------------------

Current Liabilities
-------------------
Line of credit                                      $     --       $  6,535,405
Due to related party                                      19,000         19,000
Accounts payable                                       7,423,262      7,284,625
Income taxes payable                                       2,087          2,087
Customer deposits                                           --          203,202
Accrued liabilities                                    1,195,660      1,023,556
Deferred revenue                                       1,162,051        899,352
                                                     -----------    -----------

    Total Current Liabilities                          9,802,060     15,967,227
    -------------------------
Deferred revenue                                         810,085        841,922
                                                     -----------    -----------

    Total Liabilities                                 10,612,145     16,809,149
    -----------------                                -----------    -----------

Shareholders' Equity
--------------------

Common stock, $.01 par value; 25,000,000
  shares authorized; 7,080,498 shares issued
  and outstanding                                         70,805         70,805
Additional paid-in capital                             2,210,805      2,210,805
Accumulated other comprehensive income (loss)              3,010         (5,458)
Accumulated deficit                                        9,097       (448,624)
                                                     -----------    -----------


    Total Shareholders' Equity                         2,293,717      1,827,528
    --------------------------                       -----------    -----------

    Total Liabilities and
      Shareholders' Equity                           $12,905,862    $18,636,677
    ----------------------                           ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           Three Months Ended             Nine Months Ended
                                               December 31,                  December 31,
                                        ------------------------         ----------------------

                                          2001           2000              2001           2000
                                        --------       ---------         --------       --------
Revenues:
  Procurement services                  $14,255,967     $16,448,293     $42,959,628     $60,104,527
  Service and consulting                  6,228,978       4,755,475      14,414,918      10,984,204
  Geothermal                                 45,256           -             134,654           -
                                        -----------     -----------     -----------     -----------

     Total Revenues                      20,530,201      21,203,768      57,509,200      71,088,731
     --------------                     -----------     -----------     -----------     -----------

Cost of Revenues:
  Procurement services                   12,783,001      14,634,844      38,150,746      53,795,325
  Service and consulting                  4,958,895       3,949,715      11,359,382       8,768,527
  Geothermal                                 13,262           -              46,769           -
                                        -----------     -----------     -----------     -----------

     Total Cost of Revenues              17,755,158      18,584,559      49,556,897      62,563,852
     ----------------------             -----------     -----------     -----------     -----------

Gross Profit:
  Procurement services                    1,472,966       1,813,449       4,808,882       6,309,202
  Service and consulting                  1,270,083         805,760       3,055,536       2,215,677
  Geothermal                                 31,994           -              87,885           -
                                        -----------     -----------     -----------     -----------

     Total Gross Profit                   2,775,043       2,619,209       7,952,303       8,524,879
     ------------------                 -----------     -----------     -----------     -----------

Operating Expenses:
  Selling, general and
   administrative                         2,564,068       2,530,717       6,781,684       7,569,970
  Termination costs                           -             239,285           -             291,285
  Interest                                   36,347         206,217         204,093         540,986
  Startup costs, E-Business                 145,248         368,477         502,605         909,308
                                        -----------     -----------     -----------     -----------

     Total Operating Expenses             2,745,663       3,344,696       7,488,382       9,311,549
     ------------------------           -----------     -----------     -----------     -----------

Income (Loss) From Continuing
  Operations Before Litigation
  Settlements And Income Tax Expense         29,380        (725,487)        463,921        (786,670)

Litigation settlements                        -             (18,801)          -             175,110

Income tax expense                            -               -               6,200           -
                                        -----------     -----------     -----------     -----------

Income (Loss) From Continuing
  Operations, Net of Income Taxes            29,380        (744,288)        457,721        (611,560)

Loss from discontinued operations,
  net of income taxes                         -             (15,812)          -             (63,916)
                                        -----------     -----------     -----------     -----------

Net Income (Loss)                       $    29,380     $  (760,100)    $   457,721     $  (675,476)
                                        ===========     ===========     ===========     ===========

Income (Loss) Per Share From Continuing
  Operations (Basic And Diluted)             $.00           $(.14)           $.06           $(.11)

Net Income (Loss) Per Share (Basic
  And Diluted)                               $.00           $(.14)           $.06           $(.13)

Weighted Average Number Of
  Shares Outstanding (Basic
  And Diluted)                            7,080,498       5,329,501       7,080,498       5,329,501

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Nine Months Ended December 31,
                                                   ------------------------------
                                                         2001          2000
                                                         ----          ----
Cash Flows From Operating Activities
------------------------------------
Net income (loss) for the nine months               $   457,721     $  (675,475)

Adjustments to Reconcile Net Income To Net
Cash Provided By (Used In) Operating
  Activities:
Depreciation and amortization                           386,075         297,080
Deferred income taxes                                     6,200
Unrealized gain on marketable securities                  8,476

Changes In Operating Assets and Liabilities
Decrease (increase) in marketable securities            288,256          (6,063)
Decrease in receivables                               2,883,219       1,816,307
Decrease (increase) in inventories                      245,787        (418,390)
Decrease in prepaid expenses                             83,223         144,301
Decrease (increase) in other assets                       2,364          (3,413)
Increase (decrease) in accounts payable                 138,637      (2,333,802)
Decrease in customer deposits                          (203,206)       (358,000)
Increase (decrease) in accrued liabilities              172,104         (67,658)
Increase (decrease) in deferred revenue                 230,862         (76,784)
                                                    -----------     -----------

Net Cash Provided By (Used In)
  Operating Activities                                4,699,718      (1,681,897)
------------------------------                      -----------     -----------

Cash Flows Used In Investing Activities
---------------------------------------
Purchases of equipment                                  (99,211)       (170,099)
Additional security deposit                             (20,000)           --
                                                    -----------     -----------

                                                       (119,211)       (170,099)
                                                    -----------     -----------

Cash Flows Used In Financing Activities
---------------------------------------
Net decrease in line of credit                       (6,535,405)     (1,664,525)
                                                    -----------     -----------

Net Decrease in Cash and Cash Equivalents            (1,954,898)     (3,516,521)
-----------------------------------------

Beginning Cash and Cash Equivalents                   2,098,198         686,413
-----------------------------------                 -----------     -----------


Ending Cash and Cash Equivalents                    $   143,300     $(2,830,108)
--------------------------------                    ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                   EMTEC, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                  NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000



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

       All stock options granted for the nine months ended December 31, 2001 and 2000 were determined to have a fair value of zero. The exercise price of these options were set at amounts in excess of 150% of the fair value of the underlying stock. Therefore, no options granted have been exercised during the nine months ended December 31, 2001 and 2000. A pro forma presentation of compensation cost and earnings per share is not required due to the zero fair value determination. Option activity is summarized in the following table:


          Options outstanding - April 1, 2001                      465,259

          Activity for the nine months ended December 31, 2001:

          Options granted                                           82,746
          Options exercised                                              0
          Options forfeited or expired                            (166,677)
                                                                   -------

          Options outstanding - December 31, 2001                  381,328
                                                                   =======

3.     Net Income (Loss) per Share

       Computations of net income (loss) per share and the income (loss) per share from continuing operations have been made in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). These per share computations use the weighted average number of shares outstanding during the period. SFAS No. 128 requires a separate presentation of diluted income per share from continuing operations and diluted net income per share for the potential dilutive effect of securities such as stock options. The Company maintains a stock option plan as discussed in Note 2. The pricing of the options were in excess of the underlying value of the Company stock during the Nine months ended December 31, 2001 and 2000, therefore, the stock options are antidilutive.

4.     Line of Credit

       On November 21, 2001, the Company entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet") whereas the Company may borrow on 85% of its eligible trade receivables. The Company simultaneously terminated its prior financing agreement with IBM Credit Corporation ("IBM") by paying IBM an aggregate of $2,270,636. Interest on outstanding loans under the revolving credit facility with Fleet is charged monthly at a fluctuating rate per annum equal to 0.25% above the prime rate and, at our option, interest on up to 50% of the outstanding loans may be charged at libor plus 2.75%. The Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of the Company assets. Since current credit facilities with two of the Company's primary trade vendors, (GE Access, and Ingram Micro.,) were also collateralized by substantially all Company assets, Fleet, GE Access and Ingram Micro, have entered into intercreditor agreements, which provide that as regards to these vendors, debt obligations to Fleet are accorded priority. The credit facility agreement with Fleet contains financial covenants. At December 31, 2001, the Company was in compliance with all of its covenants and had no outstanding balance under the credit facility with Fleet.

5.     Subsequent Events

       On January 9, 2002, the Company acquired substantially all of the assets of Devise Associates, Inc., an information technology consulting and managed services organization located in New York City. The Company paid an aggregate price of $355,051 in cash to be allocated as follows:

           $200,000 Goodwill
            152,220 Equipment
              2,831 Prepaid Expenses
           --------
           $355,051 Aggregate purchase price
           ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this quarterly report, 10-Q.

         A. Results of Operations

                  a) Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000.

                           (1) Total Revenues

         Total revenues from the IT business decreased by 3.39%, or $718,823, to $20.48 million for the three months ended December 31, 2001. Services and consulting revenue increased by 30.99%, or $1.47 million, to $6.23 million for the three months ended December 31, 2001 compared to $4.76 million for the three months ended December 31, 2000. This increase is attributable to $1.50 million increase in our third party service contract revenues. Product procurement revenues decreased by 13.33%, or $2.19 million, to $14.25 million for the three months ended December 31, 2001. This decline in product procurement revenues is mainly due to our greater emphasis on our services and consulting organization as well as a slow-down in the economy.

         Geothermal revenues of $45,256 for the three months ended December 31, 2001 are consistent with the previous period's revenues for a comparable period.

                           (2) Gross Profit

         Our aggregate gross profit from the IT business increased by 4.73%, or $123,840, to $2.74 million for the three months ended December 31, 2001. This increase is mainly attributable to 30.99% increase in our service and consulting revenues. Also, measured as a percentage of net sales, our overall gross profit margin increased to 13.39% for the three months ended December 31, 2001 from 12.35% for the three months ended December 31, 2000. This increase is also due to higher services and consulting revenues.

         Gross profit margin attributable to product sales decreased to 10.33% for the three months ended December 31, 2001 from 11.03% for the three months ended December 31, 2000. This decrease in product procurement gross margin is because of the higher competition in the marketplace and a slow-down in the economy. Gross margin attributable to services and consulting revenue increased to 20.39% for the three months ended December 31, 2001 from 16.94% for the three months ended December 31, 2000. Again, this increase is mainly due to higher services and consulting revenues.

         The geothermal gross profit of $31,994 for the three months ended December 31, 2001 is consistent with the gross profit for comparable previous periods.

                           (3) Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses increased by 1.32%, or $33,351, to $2.56 million for the three months ended December 31, 2001 from $2.53 million for the three months ended December 31, 2000. This increase is primarily due to higher sales commission expenses for service and consulting revenues for the three months ended December 31, 2001.

                           (4) Interest Expense

         Interest expense decreased by 82.37%, or $169,870 to $36,347 for the three months ended December 31, 2001 from $206,217 for the three months ended December 31, 2000. This decrease is primarily a result of lower sales volume and lower interest rates as well as our continued efforts to streamline our accounts receivable credit policies and collection functions.

                           (5) Startup Costs; e-Business

         Startup Costs; e-Business for the three months ended December 31, 2001 was $145,248, compared to $368,477 for the three months ended December 31, 2000. This decrease is primarily due to: 1) lower head count within the group; and 2) generation of $42,663 revenue from e-Business activities during three months ended December 31, 2001 as compared to $8,750 from three months ended December 31, 2000.

                           (6) Income Taxes

         Income Tax expense was $0, and $0 for the three months ended December 31, 2001 and 2000, respectively, because of the loss carry forward.

                  b) Nine months Ended December 31, 2001 Compared to Nine months Ended December 31, 2000.

                           (1) Total Revenues

         Total revenues from the IT business decreased by 19.29%, or $13.71 million, to $57.37 million for the nine months ended December 31, 2001. Services and consulting revenue increased by 31.23%, or $3.43 million, to $14.14 million for the nine months ended December 31, 2001 compared to $10.98 million for the nine months ended December 31, 2000. This increase is attributable to $3.43 million increase in our third party service contract revenues. Product procurement revenues decreased by 28.53%, or $17.14 million, to $42.96 million for the nine months ended December 31, 2001. This decline in product procurement revenues is mainly due to the continued focus on our services and consulting organization as well as a slow-down in the economy.

         Geothermal Revenues of $134,654 for the nine months ended December 31, 2001 are consistent with the previous period's revenues for a comparable period.

                           (2) Gross Profit

         Our aggregate gross profit from the IT business declined by 7.75%, or $660,461, to $7.86 million for the nine months ended December 31, 2001. This decrease is mainly due to lower product procurement revenues. Measured as a percentage of net sales, our overall gross profit margin increased to 13.71% for the nine months ended December 31, 2001 from 11.99% for the nine months ended December 31, 2000.

         Gross profit margin attributable to product sales increased to 11.19% for the nine months ended December 31, 2001 from 10.50% for the nine months ended December 31, 2000. This increase in product procurement gross margin is attributable to lower cost of products obtained from our vendors as well as lower inventory write-offs during this period. Gross margin attributable to services and consulting revenue increased to 21.20% of services and consulting revenue for the nine months ended December 31, 2001 from 20.17% for the nine months ended December 31, 2000. This increase is mainly due to higher services and consulting revenues

         The geothermal gross profit of $87,885 for the nine months ended December 31, 2001 is consistent with the gross profit for comparable previous periods.

                           (3) Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses decreased by 10.41%, or $788,286, to $6.78 million for the nine months ended December 31, 2001 from $7.57 million for the nine months ended December 31, 2000. This decrease is primarily a result of lower sales commission expenses as well as our continued efforts to streamline many of our sales and operational functions.

                           (4) Interest Expense

         Interest expense decreased by 62.27%, or $336,893 to $204,093 for the nine months ended December 31, 2001 from $540,986 for the nine months ended December 31, 2000. This decrease is primarily a result of lower sales volume and lower interest rates as well as our continued efforts to streamline our accounts receivable credit policies and collection functions.

                           (5) Startup Costs; e-Business

         Startup Costs; e-Business for the nine months ended December 31, 2001 was $502,605, compared to $909,308 for the nine months ended December 31, 2000. This decrease is primarily due to: 1) lower head count within the group; 2) generation of $155,782 revenue from e-Business activities during nine months ended December 31, 2001 as compared to $8,750 from nine months ended December 31, 2000.

                           (6) Income Taxes

         Income Tax expense was $6200 and $0 for the nine months ended December 31, 2001 and 2000, respectively, because of the loss carry forward.

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

         B. Liquidity and Capital Resources

         Cash and cash equivalents at December 31, 2001 of $143,300 decreased by $1,954,898, from $2,098,198 at March 31, 2001. We are a net borrower;
consequently, we believe our cash and cash equivalents balance must be viewed along with available balance on our line of credit.

         Since our inception, we have funded our operations primarily from borrowings under our credit facility. On November 21, 2001, we entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet"). We simultaneously terminated our prior financing agreement with IBM Credit Corporation ("IBM") by paying IBM an aggregate of $2,270,636. Interest on outstanding loans under our revolving credit facility with Fleet is charged monthly at a fluctuating rate per annum equal to 0.25% above the Prime Rate and, at our option, interest on up to 50% of the outstanding loans may be charged at LIBOR plus 2.75%. Our Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of our assets. As our current credit facilities with two of our primary trade vendors, GE Access, and Ingram Micro, were also collateralized by substantially all of our assets, we, Fleet, GE Access and Ingram Micro, have entered into intercreditor agreements, which provide that as regards to these vendors, our obligations to Fleet are accorded priority. At December 31, 2001, we had no outstanding balance under the credit facility with Fleet.

         At December 31, our credit facilities with primary trade vendors such as GE Access, Ingram Micro, and Tech Data were as follows: 1) Credit Line with GE Access was $4.5 million, no interest charged, and an outstanding balance of $4.48 million. 2) Credit line with Ingram Micro was $1.5 million, an 18% APR interest rate and an outstanding balance of $398,791. 3) Credit line with Tech Data was $1.5 million, no interest charged and an outstanding balance of $737,645. Under these credit lines we are obligated to pay each invoice within 30 days from the date of such invoice.

         Capital expenditures of $99,000 during nine months ended December 31, 2001, were primarily for the purchase of computer equipment for internal use.

         We believe that our available funds, together with existing and anticipated credit facilities, will be adequate to satisfy our current and planned operations for at least the next 12 months.

Item 3. Quantitative and Qualitative Information About Market Risk

         We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our average balance on the line of credit for the last nine months has been approximately $3.40 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $34,000 annually.

PART II- OTHER INFORMATION


Item 3. Exhibits and Reports on Form 8-K

         Reports on Form 8-K

                  On December 20, 2001, the Company filed with the Commission a current report on Form 8-K reporting an event under Item 2 - Acquisition or Disposition of Assets.

                  On November 27, 2001, the Company filed with the Commission a current report on Form 8-K reporting an event under Item 5-Other Events.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


                              EMTEC, INC.

                              By:  /s/ JOHN P. HOWLETT
                                   -------------------------------------------
                                       John P. Howlett
                                       Chairman, President, and Chief
                                       Executive Officer
                                       (Principal Executive Officer)


                              By:  /s/ SAM BHATT
                                   -------------------------------------------
                                       Sam Bhatt
                                       Vice President - Finance and Operations
                                       (Principal Financial and
                                       Accounting Officer)

Date: February 13, 2002