Form 10-K
period 2002-03-31
EMTEC INC/NJ
filed 2002-07-02
CIK 5117

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended March 31, 2002

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


                               Title of each class

                                  Common Stock,
                                $0.01 par value


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of June 28, 2002, the aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant was approximately $1,658,382.

         As of June 28, 2002, there were outstanding 7,080,498 shares of the registrant's common stock.

                                   EMTEC, INC.
                          2001 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                     PART I
Item 1.    Business...............................................................................................1
Item 2.    Properties.............................................................................................8
Item 3.    Legal Proceedings......................................................................................9
Item 4.    Submission of Matters to a Vote of Security Holders....................................................9

                                     PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder Matters................................10
Item 6.    Selected Financial Data...............................................................................10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................11
Item 7A.   Quantitative and Qualitative Information About Market Risk............................................22
Item 8.    Financial Statements and Supplementary Data...........................................................22
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..................22

                                    PART III

Item 10.   Directors and Executive Officers......................................................................23
Item 11.   Executive Compensation................................................................................25
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........27
Item 13.   Certain Relationships and Related Transactions........................................................28

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports  on Form 8-K.....................................29

         References in this Annual Report to "we," "us," or "our" are to Emtec, Inc. and its subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

         You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended March 31, 2002 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

                                     PART I

Item 1.  Business

Introduction


         Emtec (OTC: ETEC) is a systems integrator focused on providing technology solutions that enable our customers to effectively use and manage their data to grow their businesses. Our areas of specialization in IT services include remote network monitoring, help desk, network design, enterprise backup and storage server consolidation, and network security. Emtec's solutions are crafted to enable our customers to become more efficient and effective, thereby giving them a competitive advantage.

         Named to the VARBusiness 500 list of top network integrators, value added resellers, and consultants in the U.S. every year since 1995, Emtec combines extensive experience in systems integration with premier technology elements to provide its customers with sophisticated, streamlined, truly comprehensive solutions.

         Over the past two decades, Emtec has built strong relationships with leading manufacturers, such as Cisco, IBM, Microsoft, Sun Microsystems, and Veritas, thereby enabling us to provide cutting-edge, scalable, reliable and secure solutions. This, along with our background in information technology, positions us as a premier, single-source provider of information systems, and network solutions.

         Our customers are primarily Fortune 2000 companies, local and regional government, and other large and mid-sized companies located principally in the New York/New Jersey Metropolitan area and the Southeastern United States, with annual revenues ranging from $50 million to $500 million. We service our customer base from leased facilities in New Jersey, Connecticut, New York, Georgia, and Florida.

         Historically, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. In the fiscal years ended March 31, 2002, 2001 and 2000, respectively, such reseller activities accounted, respectively, for 73.01%, 83.73%, and 86.58% of our total revenues. However, we are actively endeavoring to increase the portion of our revenues that are derived from managed services (remote network monitoring and our help desk) and IT consulting and professional services. We anticipate that an increasing percentage of our future revenues will be derived from such business.

         Prior to January 17, 2001, we were engaged in the oil and gas exploration and development business under the name American Geological Enterprises, Inc. At that time our principal asset, other than cash, was a 5.49% working interest in a geothermal power unit. On January 17, 2001, we completed a merger with Emtec, Inc., a privately held New Jersey corporation ("Emtec-NJ"), which since 1980 had been engaged in the business of providing IT products and services to the computer industry. Upon the merger we retained all of our assets, subject to liabilities, and assumed all of the assets and liabilities of Emtec-NJ. Although we have retained the lease in the geothermal power unit, we have not yet decided whether to seek other opportunities in the gas and oil field.

         During the current fiscal year, we discontinued our e-business services, which had included web self-service application programs and business relationship management. We discontinued these services because we were unsuccessful in selling these services to existing and potential customers.

         Our executive offices are located at 817 East Gate Drive, Mount Laurel, New Jersey; telephone: (856) 235-2121. Our website is located at www.emtecinc.com. The information on our website is not part of this Annual Report.

Industry Background

         The broad market in which we compete is the provision of IT services. This marketplace consists of traditional IT services such as hardware and software procurement, life-cycle services, and network consulting, as well as new and innovative Internet services such as web enablement, remote network monitoring, help desk services, and information security.

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

         At the same time that the market for IT products is consolidating, the market for IT services and, in particular, managed services, is expanding. Many companies have become increasingly dependent on the use of IT as a competitive tool in today's business environment. The need to distribute and access data on a real-time basis throughout an organization and between organizations has led to the rapid growth in network computing infrastructures that connect numerous and geographically dispersed end users through local and wide area networks. This growth has been driven by the emergence of industry standard hardware, software, and communications tools, as well as the significant improvement in the performance, capacity, and utility of such network-based equipment and applications.

         The decision-making process that confronts companies when planning, selecting, and implementing IT infrastructure and services continue to grow more complex. Organizations are continually faced with technology obsolescence and must design new networks, upgrade, and migrate to new systems. As a result of the rapid changes in IT products and the risks associated with the commitment of large capital expenditures for products and services whose features and perceived benefits are not within the day-to-day expertise of operating management, many businesses increasingly are outsourcing some or all of their network management and support functions and are seeking the expertise of independent providers of IT products and services.

Our Strategy

         Our primary business objective is to become a leading single-source provider of high quality and innovative IT products, services, and support. We believe that by working with a single-source provider, business organizations will be able to adapt more quickly to technological changes and reduce their overall IT costs. To this end, we are pursuing the following strategies:

     Expand Solution Offerings

     In order to make our services more valuable to customers and potential customers, we acquired an established remote network operations center (NOC) and help desk in January 2002. Together with our existing project management offerings, these comprise a set of managed services that enable customers to more effectively manage their IT infrastructure.

     Pursuing Strategic Acquisitions

       We will seek to expand our service offerings, to add to or enhance our base of technical or sales personnel, and to nurture and expand client relationships by means of acquisitions of companies whose businesses complement our businesses and, in particular, our IT consulting services. We intend to focus on companies with management teams that are willing to commit to their continued long-term participation in our growth.

         On January 9, 2002, we acquired substantially all of the assets of Devise Associates, Inc., an information technology consulting and managed services organization located in New York City, Devise Associates, Inc., a subsidiary of McLeodUSA, Inc. (Nasdaq: MCLD).

     Capitalizing on Existing Relationships

         We have invested in training and committed resources to obtain company certifications from key industry manufacturers, and have entered into written agreements with most of these manufacturers, such as Sun, IBM, CISCO, Microsoft, Novell and Citrix. These agreements grant us a nonexclusive right to purchase the manufacturer's hardware and license its software for our internal business use and for commercial integration and resale. Typically, our agreements with such manufacturers, such as those with Sun, IBM, CISCO, Microsoft, Novell and Citrix, provide for a one-year term, renewable by the parties for additional one-year terms and are terminable by either party on prior written notice ranging from 30 to 45 days. They generally do not contain financial terms for resale of the manufacturer's products, which terms are separately governed by purchase orders.

         Moreover, we believe that our history of satisfying our larger customers' IT product requirements will facilitate our efforts to successfully market our broad range of managed services to this particular segment of our client base.

Our Business

         IT Services

         Enterprise Infrastructure Solutions: We offer a full spectrum of IT product acquisition and support services needed to support client/server environments including product sourcing, network design & implementation, technical support, server consolidation, and clustering and load balancing for high availability.

         Managed Services: We manage customers' networks through the utilization of outsourced help desk and network monitoring services, which allows organizations to focus the majority of their efforts on their businesses - not on managing their IT infrastructures.

         Data Management Solutions: We manage customers' business-critical data through the implementation of storage and backup solutions that enhance the reliability and performance of their networks.

         Network Security Solutions: We assures customers' infrastructure and data are protected through the implementation of firewall, VPN, remote access authentication, and virus detection technologies.

         Innovation Centers: Among our most important customer resources are the Innovation Centers established at our Norcross, Georgia and Cranford, New Jersey locations. These centers give our customers the ability to test the scalability and suitability of a hardware and software configuration before investing in the technology. Staffed by high-level certified engineers, the Innovation Centers can simulate up to a 2,000-user load. The centers are equipped with high-end Sun Microsystems'TM' servers, Sun Ray'TM' thin clients, Sun'TM' storage arrays, and NT servers, as well as a wide array of software applications including Lotus Notes/Domino, IBM's DB2 product family, Oracle, Veritas backup and storage products.

         Lifecycle Management Services: Our lifecycle management services are designed to provide customers with continuous availability of service and support throughout the lifecycle of their IT investments, including the full spectrum of IT product acquisition and support services needed to support server environments. Our services include:

         Evaluation and prioritization of business objectives to determine the best course of action for our customers;

         Consultation with customers to identify the right IT products and services for their needs;

         Leveraging our vendor relationships to quickly source the right combination of products;

         Providing logistical support needed to deploy a major technology roll out;

         Offering assistance to reduce the overall operating cost of maintaining current technology through a private label lease program; and

         Providing continuous support to enable a client to improve end-user satisfaction, minimize downtime, and lower the total cost of ownership.

         Manufacturers Support Services Contracts: We offer manufacturer support service contracts that provide our clients with extended technical support, onsite hardware service and access to new software releases at a fixed price. Most of revenue from this portion of our business comes from selling three manufacturer's contracts: Sun Microsystems, Cisco, and Veritas

         Our IT services activities accounted for approximately 26.72%, 16.24% and 13.42% of our total revenues for fiscal years 2002, 2001 and 2000, respectively.

         IT Reseller

         IT Reseller: We are an authorized reseller of the products of many leading IT manufacturers, such as 3Com, CISCO, Compaq, HP, IBM, Intel, Microsoft, NEC, Veritas, Novell, and Sun. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Our business depends in large part upon our ongoing access to well established aggregators, in particular GE Access, Ingram Micro, Inc. and Tech Data Corp. to enable us to acquire IT products at competitive prices and on reasonable terms for resale to our customers.

         Through our alliances with GE Access, Ingram and Tech Data, we provide our customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing, and delivery. Our relationships with our aggregators allow us to minimize inventory risk by ordering products primarily on an as-needed basis. We believe that in most cases our ability to acquire products on a cost-plus basis affords us the opportunity to avail ourselves of prices lower than those that could be obtained independently from manufacturers or other vendors. We utilize electronic ordering and pricing systems that provide real-time status checks on the aggregators' inventories and maintain electronic data interchange links to other suppliers, thereby enabling our sales team to schedule shipments more accurately and to provide electronically-generated client price lists.

         In particular, we rely upon products manufactured and support services provided by Sun, which accounted for 35%, 42% and 31% of our total revenues for fiscal years 2002, 2001 and 2000, respectively.

         We have not entered into any long-term supply contracts with any of our suppliers, as we purchase computers, computer systems, components, and parts on a purchase order basis. Our agreements with GE Access, Ingram and Tech Data, who collectively supplied approximately 79%, 80% and 43% of our resale products in the fiscal years 2002, 2001 and 2000, respectively, may be terminated by such companies at any time upon 30 days' prior written notice.

         We may receive manufacturer rebates resulting from equipment sales. In addition, we receive volume discounts and other incentives from various suppliers. Except for products in transit or products awaiting configuration at our facility, we generally do not maintain large inventory balances. Our primary vendors limit price protection to that provided by the manufacturer (generally less than 30 days) and they restrict product returns, other than defective returns, to a percentage (the percentage varies depending on the vendor and when the return is made) of products purchased. Those returns must occur during a defined period, at the lower of the invoiced price or the current price, subject to the specific manufacturer's requirements and restrictions.

         Our IT reseller activities accounted for approximately 73.01%, 83.73% and 86.58% of our total revenues for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

         Other Services

         K-12 Specialized Services for Student and Faculty Needs: We integrate top-quality curriculum software and computer products into the classroom. We have significant experience in building local area networks that link many campuses together. We also provide district-wide support and sustain Internet access to educational resources worldwide. We tailor our array of services to make the best use of limited funds.

Marketing

         Our marketing efforts are focused on:

         Broadening our public image as a Managed Services and IT service provider;

         Promoting our new Managed Services offerings to current customers, prospects, partners, and investors;

         Maintaining a constant flow of marketing communications to increase and maintain our market presence;

         Driving prospects to our web site; and

         Increasing overall inquiries and sales from all sources.

         Our business development center is charged with sales lead generation. We have developed a computer-based process by which a series of letters or e-mails are sent to a prospective customer to provide initial information about us before a sales call is made. The system executes strategies automatically and prompts the sales representative when action is required. Because its fundamental concept is to create multiple and frequent "touches" of the prospect through letters, faxes, e-mails, and phone calls, multiple and frequent contacts of prospective customers will be the basis of our marketing efforts. This process will be supplemented with seminars and consulting- and services-oriented direct mail.

         We have developed two proprietary software programs that tracks the success of a number of our sales and marketing programs. One software package manages the business development center process, while the other tracks the progress of sales engagements ensuring that the correct process is followed. We have discontinued using sales engagement software package. The business development center software packaged is still utilized as a part of our marketing strategy, and is also marketed to our customers as well.

Customers

         Our targeted customer base is companies with sales revenues of between $50 and $500 million. Although we have approximately 150 customers, our two largest customers, Gwinnett County School System (Georgia) and Tiffany & Company, accounted, respectively, for approximately 13.85% and 9.32% of our revenues for the year ended March 31, 2002. These same two customers accounted for, respectively, approximately 10.23% and 6.64% of our revenues in fiscal year 2001 and for approximately 16.88% and 5.13% of our revenues in fiscal year 2000. An additional eight customers, ING Financial Services Co., BellSouth Corporation, Educational Testing Services, Mirant, Bally's Park Place Casinos, Novo Nordisk, Cox Communications, and MBNA American Bank, collectively accounted for 31.47%, 30.75% and 32.61% of our revenues for the years ended March 31, 2002, 2001 and 2000, respectively.

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

Competition

         The IT services industry is highly competitive. Our competitors include:

         established computer product manufacturers (some of which supply products to us);

         distributors;

         computer resellers;

         systems integrators; and

         other IT service providers.

         Many computer product manufacturers also sell to customers through their direct sales organizations and certain of them have announced their intention to enhance such direct sales efforts. Many of our current and potential competitors have longer operating histories and financial, sales, marketing, technical, and other resources substantially greater than we do. As a result, our competitors may be able to adapt more quickly to changes in client needs or to devote greater resources than we can to the sales of IT products and the provision of IT services. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with our other competitors or with our customers, offering new or improved products and services to our customers or increasing their efforts to gain and retain market share through competitive pricing. We have no ongoing written commitments by customers to purchase products, and all product sales are made on a purchase-order basis.

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

         The tri-state metropolitan Connecticut, New Jersey, and New York area and parts of New England, which, on a revenue basis, accounted for 58.3%, 67.7%, and 53.2% of our revenues during the fiscal years 2002, 2001 and 2000, respectively, are particularly characterized by highly discounted pricing on microcomputer products from various sources.

         Depending on the customer, the principal areas of competition may include price, pre-sale and post-sale technical support and service, availability of inventory, and breadth of product line. We have an insignificant market share of sales in the microcomputer industry and the service markets that we serve. Most of our competitors at the regional and national levels are substantially larger, have more personnel, have materially greater financial and marketing resources, and operate within a larger geographic area than we do.

Employees

         As of June 28, 2002, we employed 166 individuals, including 39 sales, marketing and related support personnel, 94 service and support employees, 21 operations and administration personnel, and 12 employees in accounting, finance, and human resources. We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 2.  Properties

         We lease office space in seven locations. Our corporate headquarters and principal operational facilities are currently located in Mount Laurel, New Jersey. The following table contains certain information about each of our leased facilities:

                                                      Size
Address                                         (in square feet)      Monthly Rent             Expiration Date
-------                                          ---------------      ------------             ---------------
817 East Gate Drive                                  15,596            $14,166.37              March 31, 2004
Mount Laurel, NJ  08054

70 Jackson Drive                                     13,360             $9,575.00               June 30, 2004
Cranford, NJ  07016

2990 Gateway Drive, Suite 500                        17,102            $11,532.95              August 14, 2004
Norcross, GA 06855

7843 Bayberry Road                                    3,340             $1,753.50             February 28, 2005
Jacksonville, FL 32256

4995 LaCross Road, Suite 1300                         2,337             $3,462.37             June 30, 2004(1)
Charleston, SC  29406

880 Third Avenue, 12th                                7,635            $22,173.00             June 30, 2008(2)
New York, NY 10022

14 Strawberry Hill                                    2,000             $2,151.00             July 31, 2002(3)
Norwalk, CT  06855

------------------

(1) These premises were sublet at cost to the new owners of our South Carolina operation.

(2) The Company assumed this lease on January 9, 2002 in connection with our acquisition of Devise Associates, Inc.

(3) The Company is in negotiation with its landlord to renew this lease for an additional one-year term.



We believe these facilities will satisfy our anticipated needs for the foreseeable future.

Item 3.  Legal Proceedings

         In 1999 we instituted an action against Dan. F. Williamson & Co. Inc., one of our customers, in the Court of Common Pleas, Greenville County, South Carolina, for breach of contract in an amount approximating $50,000. The defendant counterclaimed for damages in excess of $8.0 million, alleging that our negligence corrupted its computer system. In October 2001, we settled this litigation by agreeing to restore defendant's computer discs, which restoration was completed in March 2002.

         In March 2002, Logical Business Solutions, Inc., one of our competitors, instituted an action in the Circuit Court, Fourth Judicial Circuit, in Duval County, Florida, against us and Cheryl Pullen, one of our employees, alleging that we wrongfully interfered with its contractual relationship with one of its customers. The amount of damages was not specified. The litigation is currently in the discovery stage. We intend to vigorously defend against the claim.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

         Our common stock is quoted on the OTC Bulletin Board under the symbol "ETEC." The following table sets forth the high and low closing prices of our common stock for the periods indicated:

Three Months Ended                           High          Low
------------------                           ----          ---
March 31, 2002                               $1.03        $0.60
December 31, 2001                             0.70         0.40
September 30, 2001                            0.54         0.35
June 30, 2001                                 0.47         0.28

March 31, 2001                                1.81         0.44

December 31, 2000                            $0.56        $0.44
September 30, 2000                            0.56         0.44
June 30, 2000                                  0.44         0.44


         The above quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions. They do not necessarily represent actual transactions.

         As of June 28, 2002, there were 688 record holders of our common stock, although we believe that beneficial holders approximate 800.

         We have never declared any dividends on our common stock and we have no intention to do so in the foreseeable future.

Item 6.  Selected Financial Data

         The following selected consolidated financial data below should be read in conjunction with our consolidated financial statements including the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, both elsewhere in this Report. The data as of March 31, 2002 and 2001 and for each of the three years in the period ended March 31, 2002 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report. The data as of March 31, 2000, 1999, and 1998 and for each of the two years in the period ended March 31, 1999 have been derived from our audited financial statements, which are not contained in this Report.

                                                                      YEAR ENDED MARCH 31,
                                                                      --------------------

                                           2002               2001              2000              1999             1998
                                     ------------------ ------------------ ---------------- ----------------- ---------------
Net revenues                         $  69,601,406       $    92,602,735    $100,752,490     $ 91,683,046      $ 77,273,483

Income (loss) from continuing
  operations                         $     216,972       $    (1,257,825)   $    316,004     $    971,468      $    454,232

Income (loss) per common share
  from continuing operations
  (basic and diluted)                $        0.03       $         (0.22)   $       0.06     $       0.18      $       0.08

Total assets                         $  11,388,473       $    18,699,032    $ 21,401,172     $ 26,910,725      $ 15,488,303

The Company had no long-term debt obligations or outstanding preferred stock during the 5 years ended March 31, 2002. In addition, no dividends were paid to common stockholders during the same period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Reference is made to the "Risk Factors" below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements as of and for the fiscal years ended March 31, 2002,and 2001.

Critical Accounting Policies

         Revenue Recognition

         The Company recognizes revenues based upon Staff Accounting Bulletin #101 (SAB 101). SAB 101 states that revenue recognition cannot occur until the earnings process is complete(evidenced), by an agreement between the company and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. If significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. We had followed these principles of revenue recognition prior to the implementation of SAB 101. Therefore, SAB 101 has had no impact on revenue reporting. Procurement services represent sales of computer hardware and prepackaged software. Revenue from consulting and support service contracts are recognized ratably over the contract or service period. Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately at their contract date.

         Trade Receivables

         The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of the accounts.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase prices. The Company provides an inventory reserve for obsolescence and deterioration based on management's review of products and sales.

         Valuation of Long Lived Assets

         The Company evaluates its long-lived assets as prescribed by Statement of Financial Accounting Standards No. 121 (SFAS No. 121) by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

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

Results of Operations

Comparison of Years Ended March 31, 2002 and 2001

         Total Revenues

         Total revenues for the IT business decreased by 25.01% or $23.15 million, to $69.41 million for the year ended March 31, 2002, compared to $92.57 million for the year ended March 31, 2001. This decrease is mainly due to the slow-down in the economy. Services and consulting revenue increased by 23.72%, or $3.56 million, to $18.60 million for the year ended March 31, 2002 compared to $15.03 million for the year ended March 31, 2001. This increase is mainly attributable to an increase in our manufacturers support services contracts revenues. Manufacturers support services contracts revenue increased by 62.25%, or $3.16 million, to $8.24 million for the year ended March 31, 2002 compared to $5.08 million for the year ended March 31, 2001. Product procurement revenues decreased by 34.46%, or $26.72 million, to $50.81 million for the year ended March 31, 2002. This decline in product procurement revenue is also mainly due to the slow-down in the economy. In addition, some of our customers choosing to procure their IT products directly from manufacturers and our continued focus on growing our IT consulting and professional services have had a negative impact on product revenues.

         Geothermal Revenues of $187,978 for the year ended March 31, 2002 are consistent with the previous year's revenues.

         Gross Profit

         Our aggregate gross profit for IT business declined by 9.18%, or $1.00 million, to $9.94 million for the year ended March 31, 2002. This decrease is mainly attributable to 25.01% decrease in our IT revenue due to the slow-down in the economy. Measured as a percentage of net sales, our overall gross profit margin increased to 14.32% of net sales for the year ended March 31, 2002 from 11.83% for the year ended March 31, 2001. This increase is mainly due to a 23.72%, or $3.56 million increase in our services and consulting revenues.

          Gross profit for product sales declined by 26.79%, or $2.19 million, to $5.98 million for the year ended March 31, 2002 as compared with $8.17 million for the year ended March 31, 2001. This decrease is mainly attributable to a 34.46% decrease in product revenue. Measured as a percentage of net product sales, our gross profit margin attributable to product sales increased to 11.77% for the year ended March 31, 2002 from 10.54% for the year ended March 31, 2001.

         Gross profit for service and consulting increased by 42.57%, or $1.18 million, to $3.96 million for the year ended March 31, 2002 as compared with $2.78 million for the year ended March 31, 2001. This increase is mainly attributable to higher utilization rates for our engineers as well as an increase in the gross margin manufacturers support services contracts. Manufacturers support services contracts gross margin increased by 77.76%, or $748,000, to $1.71 million for the year ended March 31, 2002 as compared with $962,000 for the year ended March 31, 2001. Also, measured as a percentage of our gross margin attributable to services and consulting revenue increased to 21.30% of services and consulting revenue for the year ended March 31, 2002 from 18.48% for the year ended March 31, 2001.

         The geothermal gross profit of $124,895 for the year ended March 31, 2002 is consistent with the gross profit for comparable previous periods.

         Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses decreased by 12.16%, or $1.24 million, to $8.99 million for the year ended March 31, 2002. This decrease is primarily a result of lower sales commission expenses due to decline in the aggregate gross margin from IT business, termination of the management bonus plan beginning January 2001, and lower bad-debt expense due to improved accounts receivable collection performance.

         e-Business Costs

         e-Business costs for the year ended March 31, 2002 was $617,220, or 6.27% of total operating expenses, as compared with $1.30 million, or 10.58% of total operating expenses for the year ended March 31, 2001. As of January 2002 we have discontinued our e-Business division that we started in January 2000. This cost mainly included the building of a sales and consulting team of approximately 8 employees, including training, certifying, marketing, and advertising expenses.

         Other Income (Expense)

         Total other income (expense) for the year ended March 31, 2002 equaled to $0, as compared to $24,108 for the year ended March 31, 2001. This relates primarily to legal settlement income, net of costs, as well as a loss from the disposition of marketable securities.

Legal settlement income net of cost is $170,993. This includes approximately $355,000 in cash and marketable securities worth $176,000, less legal and other operating expenses equal to approximately $355,000. Loss from the disposition of marketable securities received in legal settlement equaled $146,885.

         Income Taxes

         Income tax expense of $ 5,632 was recorded for the year ended March 31, 2002. This amount included a deferred tax expense of $ 13,693 netted against a current income tax benefit of $ 8,061. An income tax benefit of $ 75,029 was recorded for the year ended March 31, 2001. This amount included a deferred tax benefit of $ 86,765 netted against a current income tax expense of $ 11,736. The $ 75,029 income tax benefit amount was allocated as a $ 73,059 benefit from continuing operations and a $ 1,970 benefit from discontinued operations. A valuation allowance of 90% of the amount of deferred tax assets was recorded at March 31, 2002 and 2001.

         Loss from Discontinued Operations

         Loss from discontinued South Carolina operations, net of income taxes, for the year ended March 31, 2001 equaled $63,649. The loss from discontinued operations for the year ended March 31, 2001 was primarily due to lease payments, contracted advertising expenses, and additional reserve for bad debt.

         Comparison of Years Ended March 31, 2001 and 2000

         Total Revenues

         Total revenues for the IT business decreased by 8.12%, or $8.18 million, to $92.55 million for the year ended March 31, 2001. Product procurement revenues decreased by 11.12%, or $9.70 million, to $77.53 million for the year ended March 31, 2001. This decline in product procurement revenue is mainly due to our continued focus on our services and consulting organization. Services and consulting revenue increased by 11.23%, or $1.52 million, to $15.03 million for the year ended March 31, 2001 compared to $13.51 million for the year ended March 31, 2000. This increase is mainly attributable to increase in our manufacturers services support contract revenues. Manufacturers services support contract revenues increased by 112.33%, or $2.68 million, to $5.08 million for the year ended March 31, 2001 compared to $2.39 million for the year ended March 31, 2000.

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

         Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses decreased by 5.9%, or $650,245, to $10.24 million for the year ended March 31, 2001. This decrease is primarily a result of lower sales commission expenses as well as our efforts to streamline many of our operational functions.

         e-Business Costs

         e-Business costs for the year ended March 31, 2001 was $1.30 million, or 10.58% of total operating expenses. We started our e-Business division in January 2000. This cost mainly includes the building of a sales and consulting team of approximately 13 employees, including training, certifying, marketing, and advertising expenses.

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

         Loss from Discontinued Operations

         Loss from discontinued operations, net of income taxes, for the year ended March 31, 2001 equaled $63,649, as compared to $618,030 for the year ended March 31, 2000. The loss from discontinued operations for the year ended March 31, 2001 was primarily due to lease payments, contracted advertising expenses, and additional reserve for bad debt.

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

         The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 effective at April 1, 2002 and is currently evaluating the impact the adoption of the new accounting standards will have on its financial condition and results of operations.



Liquidity and Capital Resources

         Cash and cash equivalents at March 31, 2002 of $1,552,666 decreased by $545,532, from $2,098,198 at March 31, 2001. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with available balance on our line of credit.

         Since our inception, we have funded our operations primarily from borrowings under our credit facility. On November 21, 2001, we entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet"). We simultaneously terminated our prior financing agreement with IBM Credit Corporation ("IBM") by paying IBM an aggregate of $2,270,636. Interest on outstanding loans under our revolving credit facility with Fleet is charged monthly at a fluctuating rate per annum equal to 0.25% above the Prime Rate and, at our option, interest on up to 50% of the outstanding loans may be charged at LIBOR plus 2.75%. Our Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of our assets. As our current credit facilities with two of our primary trade vendors, GE Access, and Ingram Micro, were also collateralized by substantially all of our assets, we, Fleet, GE Access and Ingram Micro, have entered into intercreditor agreements, which provide that as regards to these vendors, our obligations to Fleet are accorded priority. On November 21, 2001, we also entered into a Wholesale Financing Security

Agreement with IBM. This credit facility, which is collateralized by a $750,000 letter of credit from Fleet in favor of IBM, affords us up to a like amount of credit to purchase IBM products. On January 9, 2002, Fleet has also issued $250,000 letter of credit in favor of Vandergrand Properties Co., L.P., our landlord for New York City office as a security deposit for the building lease. At March 31, 2001, we had no outstanding balance under the credit facility and the unused line of credit available is $9.0 million with Fleet.

         Our lending agreement with Fleet contains financial covenants that require us to maintain a minimum leverage ratio, minimum debt service coverage ratio, minimum tangible net worth, and prohibits quarterly losses of more than $150,000. As of March 31, 2002, the Company was not in compliance with tangible net worth ratio, and the net profit(loss) requirement. Fleet has verbally waived such non-compliance for fiscal year ended March 31, 2002 and is finalizing covenants for the fiscal year ending March 31, 2003.

         At March 31, our credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows: 1) Credit Line with GE Access was $4.5 million, no interest charged, and an outstanding balance of $3.26 million. 2) Credit line with Ingram Micro was $800,000, at an 18% APR interest rate and an outstanding balance of $679,002. 3) Credit line with Tech Data was $1.5 million, no interest charged and an outstanding balance of $842,399. Under these credit lines we are obligated to pay each invoice within 30 days from the date of such invoice.

         Capital expenditures of $294,843 and $372,834 during the years ended March 31, 2002 and March 31, 2001, respectively, were primarily for the purchase of computer equipment for internal use, as well as $162,000 of property and equipment, which were acquired in our acquisition of Devise Associates, Inc. on January 9, 2002. We anticipate our capital expenditures for fiscal year ending March 31, 2003 will be approximately $400,000.

         The Company has no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

         We believe that our available funds, together with existing and anticipated credit facilities, will be adequate to satisfy our current and planned operations for at least the next 12 months.

Risk Factors

         We cannot assure you that we can successfully increase the portion of our revenues derived from IT services. If we are unsuccessful our future results may be adversely affected.

         Our transition from an emphasis on reselling IT products to an emphasis on providing IT services has placed significant demands on our managerial, administrative, and operational resources. Our ability to manage this transition effectively is dependent upon our ability to develop and improve operational, financial, and other internal systems, as well as our business development capabilities, and to attract, train, retain, motivate, and manage our employees. If we are unable to do so, our ability to effectively deliver and support our services may be adversely affected. Further, our transitional efforts to access higher-margin services and consulting revenues have resulted in reduced IT product sales. If we successfully expand our IT services offerings, periods of variability in utilization may continue to occur. In addition, we are likely to incur greater technical training costs during such periods. Historically, our IT reseller activities accounted for 73.01%, or $50.81 million, of our total revenue of $69.60 million for the fiscal year ended March 31, 2002, 83.73%, or $77.53 million, of our total revenue of $92.6 million for the fiscal year ended March 31, 2001, and 86.58%, or $87.23 million, of our total revenue of $100.75 million for the fiscal year ended March 31, 2000. In contrast, our IT services activities accounted for approximately 26.72%, or $18.60 million, 16.24%, or $15.03 million, and 13.42%, or $13.52 million, of our total revenue for the fiscal years ended March 31, 2002, 2001 and 2000, respectively

         Our new services have not achieved widespread client acceptance. If they do not achieve market acceptance, our profit potential may be adversely affected.

         While we have offered IT services to our customers since 1983, our major emphasis on IT consulting and services began in 1995 and we started focusing on our new managed services and network security during the fiscal year 2002.

         We have limited experience in developing, marketing, or providing these services. We cannot assure you that we will be able to successfully market such services to either new or existing customers, that our services will achieve market acceptance, or that we will be able to effectively hire, integrate, and manage additional technical personnel to enable us to perform these services to our customers' expectations.

         Currently our recurring managed services revenues equal approximately $18,000 a month.

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

         Our operating results have been, and will continue to be, impacted by changes in technical personnel billing and utilization rates. Further, there are numerous other factors, which are not within our control that can contribute to fluctuations in our operating results, including the following:

         patterns of capital spending by customers;

         the timing, size, and mix of product and service orders and deliveries;

         the timing and size of new projects, including projects for new customers; and

         changes in trends affecting outsourcing of IT services;

         We also believe that, to a limited degree, our business is seasonal with a greater proportion of our product sales occurring in the second and third quarter of our fiscal year due to the capital budgeting and spending patterns of some of our larger customers. Operating results have been, and may in the future also be, affected by the cost, timing, and other effects of acquisitions, including the mix of product and service revenues of acquired companies.

         Since our inception, we have funded our operations primarily from borrowings under our credit facility. We are currently in default under our credit facility, which could result in a demand for immediate repayment. Revised terms of our indebtedness could materially limit our financial and operating flexibility.

         Our lending agreement with Fleet contains financial covenants that require us to maintain a minimum leverage ratio, minimum debt service coverage ratio, minimum tangible net worth, and prohibits quarterly losses of more than $150,000. As of March 31, 2002, the Company was not in compliance with tangible net worth ratio, and the net profit(loss) requirement. Fleet has verbally waived such non-compliance. We cannot state with any certainty the terms upon which Fleet will waive such non-compliance.

         We do not have long-term commitments from any of our customers and our product sales are on a purchase order basis. Our revenues are concentrated and a loss of either one of our two top customers could materially affect our operations and business.

         In general, there are no ongoing written commitments by customers to purchase products from us. All product sales we make are on a purchase order basis. Moreover, our client base is highly concentrated, with our two largest customers, Gwinnett County School System (Georgia) and Tiffany & Company, accounted, respectively, for approximately 13.85% and 9.32% of our revenues for the year ended March 31, 2002. These same two customers accounted for, respectively, approximately 10.23% and 6.64% of our revenues in fiscal year 2001 and for approximately 16.88% and 5.13% of our revenues in fiscal year 2000. An additional eight customers, ING Financial Services Co., BellSouth Corporation, Educational Testing Services, Mirant, Bally's Park Place Casinos, Novo Nordisk, Cox Communications, and MBNA American Bank, collectively accounted for 31.47%, 30.75% and 32.61% of our revenues for the years ended March 31, 2002, 2001 and 2000, respectively. We anticipate that a substantial portion of our net revenues and gross profits will continue to be derived from sales to a concentrated group of customers. A loss of any of these customers, or a material decrease in the value of the purchase orders from any other them could materially affect our profitability.

         Further, most of our customers are located in area comprising the tri-state metropolitan area of Connecticut, New Jersey, and New York and parts of New England. Total revenue derived from in this area amounted to 58.3%, 67.7%, and 53.2% of our revenues during the fiscal years 2002, 2001 and 2000, respectively. Adverse economic conditions affecting this region could have an adverse effect on the financial condition of our customers located there, which, in turn, could adversely impact our business and future growth.

         We may not be able to compete effectively in the highly competitive IT services industry.

         The IT services business is highly competitive. Our competitors include:

         established computer product manufacturers, some of which supply products to us;

         distributors;

         computer resellers;

         systems integrators; and

         other IT service providers.

         Many computer product manufacturers also sell to customers through their direct sales organizations and certain of them have announced their intentions to enhance such direct sales efforts. Many of our current and potential competitors have longer operating histories and financial, sales, marketing, technical, and other resources substantially greater than we do. As a result, our competitors may be able to adapt more quickly to changes in client needs or to devote greater resources than we can to the sales of IT products and the provision of IT services and we may not have the resources to compete effectively.

         We must maintain our status as an authorized reseller/service of IT products. The loss on any one of such authorizations could have a material adverse effect on our business and operations.

         We are materially dependent on our continued status as an approved reseller of IT products and our continued authorization as an IT service provider. Without such authorizations, we would be unable to provide the range of products and services we currently offer, including warranty services, and manufacturers support services contracts. Our resale agreements with manufacturers generally are terminable by manufacturers upon 30 days' prior written notice. The loss of one or more of such authorizations could have a material adverse effect on our business and results of operations. In particular, we rely upon products manufactured and support services provided by Sun, which accounted for 35%, 42% and 31% of our of our total revenues for the fiscal years 2002, 2001 and 2000, respectively.

         We have no long-term sales commitments from any of our suppliers. A loss of any of our three principal suppliers would material adversely affect our IT reseller business.

         Our IT reseller business depends on large part upon our access to aggregators, in particular GE Access, Ingram and Tech Data, to supply us with products at competitive prices and on reasonable terms for resale by us to our customers. Our agreements with Ingram and

Tech Data may be terminated by such companies upon 30 days prior written notice. Our agreement with GE Access is effective until February 28, 2003. After February 28, 2003, our agreement with GE Access can be renewed or terminated by either party. We cannot assure you that we will be able to continue to obtain products from GE Access, Ingram and Tech Data or our other vendors at prices or on terms acceptable to us, if at all.

         Our client engagements entail significant risks; a failure to meet a client's expectations could materially adversely affect our reputation and business.

         Many of our engagements involve projects that are critical to the operations of our customers' businesses and provide benefits that may be difficult to quantify. Our failure or inability to meet a client's expectations in the performance of our services could result in a material adverse change to the client's operations and therefore could give rise to claims against us or damage our reputation, adversely affecting our business, results of operations, and financial condition.

         Our ability to protect our intellectual property rights is questionable. If we are unable to protect such rights, our financial condition could be materially adversely affected.

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

         As a part of our business development strategy, we intend to pursue acquisitions of IT product and service businesses in order to expand our service offerings, to add to or enhance our base of technical or sales personnel, or to provide desirable client relationships. The success of this strategy depends not only upon our ability to acquire complementary businesses on a cost-effective basis, but also upon our ability to integrate acquired operations into our organization effectively, to retain and motivate key personnel, and to retain customers of acquired firms. We cannot assure you that we will be able to acquire or integrate such businesses successfully. Furthermore, we cannot assure you that financing for any such acquisitions will be available on satisfactory terms, or that we will be able to accomplish our strategic objectives as a result of any such transaction or transactions. In addition, we expect to compete for attractive acquisition candidates with other companies or investors in the IT industry, which could have the effect of increasing the cost of pursuing our acquisition strategy, or it could reduce the number of attractive candidates to be acquired. Acquisitions also may involve a number of specific risks, including:

         possible adverse short-term effects on our operating results;

         dependence on retaining key customers and personnel;

         diversion of management's attention;

         amortization of acquired intangible assets; and

         risks associated with unanticipated problems, liabilities, or contingencies.

Item 7A. Quantitative and Qualitative Information About Market Risk

         We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our average balance on the line of credit for the past two years has been approximately $4.10 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $41,000 annually.

Item 8.  Financial Statements and Supplementary Data

         Reference is made to Item 14(a)(i) herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10. Directors and Executive Officers

         The following table sets forth certain information as to each of our executive officers and directors:

                                                                Positions and
 Name                                Age                    Offices Presently Held
 ----                                ---                    ----------------------
 John P. Howlett                      58       Chairman of the Board and President
 Ronald A. Seitz                      55       Executive Vice President and Director
 R. Frank Jerd                        60       Director
 George F. Raymond                    65       Director
 Sam Bhatt                            34       Vice President Finance & Operations and
                                               Treasurer
 Guy Fessenden                        45       Executive Vice President


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

         R. Frank Jerd was appointed as a director upon the consummation of our merger with Emtec-NJ. Mr. Jerd is, and has been, a securities analyst for Montauk Capital in New York since 1994. From 1992 to 1993, he was chief executive officer of Benesys, Inc., a medical software company. He was also CEO of Gandalf Systems Corporation from 1993 to 1994. Mr. Jerd earned a Bachelor of Science Degree in Mathematics at Marshall University.

         George F. Raymond was elected as a director in August 2001. Mr. Raymond has been retired from active employment since 1989. Since his retirement, he has worked as a consultant to the information technology industry. In 1972, Mr. Raymond founded Automatic Business Centers, Inc., a payroll process service company and served as its president until its sale to Automatic Data Processing in 1989. In 1965 he co-founded Computer Services Inc, a general purpose data processing service company, which was purchased by Management Data Corp. in 1969. Mr. Raymond served as the president of Computer Services Inc. until 1972. Prior thereto, Mr. Raymond was a management consultant with Touche Ross & Co. from 1961 to 1965. Currently Mr. Raymond serves on the Board of directors of eight companies, four of which are publicly traded.

         Sam Bhatt has been Vice President - Finance & Operations and Treasurer of Emtec since January 17, 2001 and of Emtec-NJ since July 2000. Prior to that and from July, 1997, he was Director of Accounting for Emtec-NJ. He also held the positions at Emtec-NJ of Accounting Manager (from 1994 to July, 1997) and of Senior Accountant (from 1992 to 1994). Mr. Bhatt holds a Bachelor of Science Degree in business administration from Drexel University in Pennsylvania and a Diploma in Hotel Management from the Institute of Hotel Management and Catering Technology in Bombay, India.

         Guy Fessenden has been Executive Vice President of Emtec since January 2002. Mr. Fessenden joined Emtec from DIS Research, Ltd., which he founded in 1984 and where he was a Chief Executive Officer. Prior to founding DIS, Mr. Fessenden was assistant to the CEO of WR Grace & Co., an international conglomerate with holdings in number of industries, including shipping, food, publishing and others. Mr. Fessenden earned a Bachelor of Science Degree in Accounting and Master of Business Administration Degree at St. John's University.

          During 2002, the Board of Directors met ten times. Each director attended all of the meetings of the Board of Directors. The Board of Directors has no audit committee or compensation committee. The Board of Directors as a whole makes all such determinations and any director who as is an "interested" party in a specific matter abstains from voting on such matter.

Compliance With Section 16(a) of The Securities Exchange Act Of 1934

         Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with the Company, the Company believes that during the fiscal year ended March 31, 2002, such reporting persons complied with the filing requirements of said Section 16(a), except that Mr. Guy Fessenden was not timely in the filing of his Initial Statement of Beneficial Ownership of Securities and Mr. James Fishkin was not timely in the filing on one monthly report indicating that he was no longer subject to Section 16

Item 11.

Executive Compensation

         The following table sets forth the aggregate compensation that we paid for services rendered to us in all capacities during our fiscal years ended March 31, 2002, 2001 and 2000 by our chief executive officer and by our only other executive officers whose cash compensation exceeded $100,000 per year in any such year.

                           Summary Compensation Table

                                                                                     Long Term Compensation
                                                                        -------------------------------------------------
                                 Annual Compensation                            Awards             Payouts
                               -------------------------                -----------------------    --------
                                                                                                     Long
                                                                       Restricted                    Term
     Name and       Fiscal                               Other Annual     Stock       Number of    Incentive  All Other
Principal Position   Year        Salary      Bonus       Compensation     Awards       Options      Payouts  Compensation
------------------   ----        ------      -----       ------------     ------       -------      -------  ------------
John P. Howlett                                              --            --            --
  President and      2002      $ 204,000       --            --            --            --          --      $16,750(1)
  Chief Executive    2001      $ 200,000    $54,000          --            --            --          --      $13,724(1)
  Officer            2000      $ 169,245    $50,000          --            --            --          --

Ronald A. Seitz      2002      $ 204,000       --            --            --            --          --
  Executive Vice-    2001      $ 200,000    $54,000          --            --            --          --      $6,704(2)
  President          2000      $ 169,076    $50,000          --            --            --          --      $6,944(2)

Sam Bhatt
-Vice President                                                            --
-Finance &           2002      $114,545        --            --
Operations           2001      $95,983      $ 9,826          --            --                               $      -

------------------
(1) Reflects employer contributions for life insurance premiums and for disability insurance premiums.

(2)  Reflects employer contribution for life insurance premiums.

Stock Option Grants During Fiscal Year 2002

         None of the named executive officers listed in the Summary Compensation Table were granted stock options during the fiscal year ended March 31, 2002.

         Set forth below is information with respect to unexercised options held by our named executive officers to purchase our common stock

                 Aggregated Option Exercises in Fiscal Year 2002
                        and Fiscal Year End Option Values


                                                            Number of Unexercised
                             Number of                  Securities Underlying Options        Value of Unexercised
                              Shares                           at March 31, 2002              In-the-Money Options
                            Acquired on       Value     -----------------------------      ----------------------------
Name                          Exercise       Realized   Exercisable    Unexercisable       Exercisable    Unexercisable
----                          --------       --------   -----------    -------------       -----------    -------------
John P. Howlett.........        --             $ 0                0                0          $ 0           $ 0
Ronald A. Seitz........         --             $ 0                0                0          $ 0           $ 0
Sam Bhatt...............        --             $ 0           10,825           10,175          $ 0           $ 0

Compensation of Directors

         Non-employee directors receive annual compensation of $10,000. Directors also receive stock options at the discretion of the Board. Non-employee directors receive reimbursement of out-of-pocket expenses incurred for each board meeting or committee meeting attended.

Compensation Committee Interlocks and Insider Participation

         Currently, there is no compensation committee. The members of the entire board deliberate and decide compensation. Neither Mr. Jerd nor Mr. Raymond is or has been an employee or an officer of our company. Mr. Howlett is our Chairman, President and Chief Executive Officer, and Mr. Seitz is our Executive Vice President.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of June, 2002, based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock held by:

         each person known by us to be the owner of more than 5% of our outstanding shares;

         each director;

         each executive officer named in the Summary Compensation Table; and

         all executive officers and directors as a group.

Name and Address of                                         Amount and Percentage of Beneficial
Beneficial Owner(1)                                                    Ownership(2)
----------------------------------                          -----------------------------------
John P. Howlett                                                1,400,910           19.78%
Ronald A. Seitz                                                  829,519(3)        11.72%
Sam Bhatt                                                         33,579             .47%
R. Frank Jerd                                                     45,000             .63%
George F. Raymond                                                 15,000             .21%
Tom Dresser                                                    1,029,774           14.54%
3505 S. Ocean Boulevard
Hollywood, FL 33019
Richard Landon                                                 1,029,774           14.54%
142 York Road
Delran, NJ 08075
Carla Seitz                                                      782,707(4)        11.05%
P.O. Box 2243
Mt. Pleasant, SC 29465
All executive officers and directors as a group (5             3,106,715           43.44%
persons)

------------------

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

(4) Excludes 829,519 shares owned by Ronald A. Seitz, Mrs. Seitz's spouse. Mrs. Seitz disclaims any beneficial ownership in these shares.


                      Equity Compensation Plan Information


-------------------------------------------------------------------------------------------------------------------
      Plan category          Number of securities to       Weighted-average         Number of securites remaining
                             be issued upon exercise       exercise price of        available for future issuance
                             of outstanding options,     outstanding options,       underequity compensation plans
                               warrants and rights        warrants and rights     (excluding securities reflected in
                                                                                               column (a))

                                       (a)                        (b)                              (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
   approved by security
         holders
-------------------------------------------------------------------------------------------------------------------

Equity compensation plans             381,328                    $0.96                         618,672
 not approved by security
         holders
-------------------------------------------------------------------------------------------------------------------

          Total                      381,328                     $0.96                         618,672
-------------------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

         At March 31, 2002 and 2001, we owed an aggregate of $19,000 to relatives of our President. We made aggregate annual interest payments on the loan of $2,280 during each of the fiscal years 2002 and 2001.

         There are no other relationships or related party transactions of a nature required to be disclosed hereunder.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports and Reports of Form 8-K

         (a) Documents filed as part of this report:

         (i) Financial Statements

Report of Independent Public Accountants..................................................................
Consolidated Balance Sheets as of March 31, 2002 and 2001.................................................
Consolidated Statements of Operations for the Fiscal Years Ended March 2002, 2001 and 2000................
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended March 31, 2002, 2001
     and 2000.............................................................................................
Consolidated Statements of Cash Flows for the Years Ended March 2002, 2001 and 2000.......................

Notes to Consolidated Financial Statements................................................................

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

    10.3           Agreement of Lease dated April 1, 1992 between Registrant and Bell Atlantic Properties, Inc., as amended, for Mt. Laurel, New Jersey facility(2)
    10.4           Lease Agreement dated May 5, 1993 between registrant and Central Cranford Associates, for
                   Cranford, New Jersey facility(2)
    10.5           Lease Agreement dated July 7, 1994 between Registrant and Connecticut General Life Insurance
                   Company, as amended, for Norcross, Georgia facility(2)
    10.6           Lease Agreement dated August 8, 1995 between Registrant and Charleston Rivergate Associates I, as amended, for Charleston, South Carolina facility(2)

Exhibit No.                                                   Description
-----------                                                   -----------
    10.7           Lease Agreement dated July 21, 2000 between Registrant and Strawberry Hill Associates, for
                   Norwalk, Connecticut facility(2)
    10.8           Microsoft Certified Partner Agreement, dated December 20,2000, between Microsoft and Registrant(3)
    10.9           IBM Business Partner Agreement, dated May 31, 2000, between International Business Machines
                   Corporation and Registrant(3)
    10.10          Letter Agreement, dated April 24, 2001, between Novell Inc. and Registrant(3)
    10.11          Citrix Solutions Network Gold Renewal Membership Agreement, dated April 30, 2001, between Citrix
                   Systems, Inc. and Registrant(3)
    10.12          U.S. Systems Integrator Agreement, dated December 22, 1999, between Cisco System, Inc. and
                   Registrant.(3)
    10.13          Sun Microsystem, Inc. Channel Agreement, dated February 1, 2000, between Sun Microsystems, Inc.
                   and Emtec, Inc. .(6)

    10.14          Loan and Security Agreement, dated November 21, 2001, by and between Fleet Capital Corporation and Registrant.(4)
    10.15          Agreement for Wholesale Financing, dated November 21, 2001, by and between IBM Credit Corporation and Registrant.(4)
    10.16          Subordination Agreement, dated as of the 21st day of November, 2001, among Registrant, MRA
                   Systems, Inc. dba GE Access and Fleet Capital Corporation.(4)

    10.17          Intercreditor Agreement, dated as of November 21, 2001, between Fleet Capital Corporation and
                   Ingram Micro Inc. and accepted by Registrant.(4)
    10.18          Asset Acquisition Agreement dated December 5, 2001 by and between Devise Associates, Inc. and
                   Registrant.(5)
    10.19          Lease Agreement dated January 9, 2002 between Registrant and  Vandergrand Properties Co., L.P., for New York, New York facility.
    10.20          Lease Agreement dated March 1, 2002 between Registrant and G. F. Florida Operating Alpha, Inc.,, for Jacksonville, Florida facility.
    21             Subsidiaries(2)

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

(4) Previously filed as an exhibit to Registrant's Current Report on Form 8K dated November 21, 2001, filed on November 26, 2001, and incorporated herein by reference.

(5) Previously filed as an exhibit to Registrant's Current Report on Form 8K dated December 5, 2001, filed on December 20, 2001, and incorporated herein by reference.

(6) Previously filed as an exhibit to Registrant's Form 10-K dated March 31, 2001, filed on July 12, 2001, and incorporated herein by reference.



         (b) Reports on Form 8-K filed during the quarter ended March 31, 2002:

          Form 8-K/A filed on March 15, 2002, required by Item 7(b) of the Form 8-K, Financial Statements of Business Acquired and Pro Forma Financial Information.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   July 1, 2002

                               EMTEC, INC.



                               By:  /s/ John P. Howlett
                                    -----------------------------------
                                        John P. Howlett
                                        Chairman President and Chief
                                        Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
/s/ John P. Howlett                      Chairman, President and                           July 1, 2002
------------------------------------     Chief Executive Officer
            John P. Howlett

/s/ Sam Bhatt                            Vice President-Finance                            July 1, 2002
------------------------------------     and Operations
               Sam Bhatt                 (Principal Financial Officer)

/s/ Ronald A. Seitz                      Executive Vice President,                          July 1, 2002
------------------------------------     Director
            Ronald A. Seitz

/s/ Frank Jerd                           Director                                           July 1, 2002
------------------------------------
              Frank Jerd

/s/ George F. Raymond                    Director                                           July 1, 2002
------------------------------------
           George F. Raymond


                                   EMTEC, INC.
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000




                                    CONTENTS




                                                           Page(s)
                                                           -------
INDEPENDENT AUDITORS' REPORT                                  F-1


CONSOLIDATED FINANCIAL STATEMENTS


Balance Sheets                                              F-2 & F-3


Statements of Operations                                      F-4


Statements of Shareholders' Equity                            F-5


Statements of Cash Flows                                      F-6


Notes to Consolidated Financial Statements                  F-7 - F-20

                      INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Emtec, Inc.
817 Eastgate Drive
Mount Laurel, NJ 08054


        We have audited the accompanying consolidated balance sheets of Emtec, Inc. as of March 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emtec, Inc. at March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




                                   /s/  BARATZ & ASSOCIATES, P.A.

Marlton, New Jersey
May 27, 2002

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2002 AND 2001



                                                        2002            2001
                                                        ----            ----
    Assets

Current Assets

Cash and cash equivalents                           $ 1,552,666      $ 2,098,198
Marketable securities                                      -             292,346
Receivables:
  Trade, net                                          6,288,425       12,828,456
  Others                                                296,529          433,580
Inventories                                           1,089,950        1,019,715
Prepaid expenses                                        388,307          296,939
Deferred tax assets                                      26,491           44,290
                                                    -----------      -----------

    Total Current Assets                              9,642,368       17,013,524

Property and equipment, net                             703,940          919,110

Investment in geothermal power unit,
  less accumulated amortization
  of $302,407 and $277,571                              581,612          549,626
Deferred tax assets                                      42,936           41,061

Other assets                                            417,617          175,711
                                                    -----------      -----------


    Total Assets                                    $11,388,473      $18,699,032
                                                    ===========      ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2002 AND 2001


                                                        2002           2001
                                                        ----           ----
    Liabilities and Shareholders' Equity

Current Liabilities

Line of credit                                     $       -        $ 6,535,405
Due to related party                                     19,000          19,000
Accounts payable                                      6,609,837       7,284,625
Customer deposits                                       245,387         203,202
Accrued liabilities                                     764,282       1,025,643
Deferred revenues                                       840,413         899,352
                                                   ------------    ------------

    Total Current Liabilities                         8,478,919      15,967,227

Deferred revenue                                        799,472         841,922

Deferred tax liability                                   60,124          62,355
                                                   ------------    ------------

    Total Liabilities                                 9,338,515      16,871,504
                                                   ------------    ------------


Shareholders' Equity

Common stock, $.01 par value; 25,000,000
  shares authorized; 7,080,498 shares issued
  and outstanding at March 31, 2002 and 2001             70,805          70,805
Additional paid-in capital                            2,210,805       2,210,805
Accumulated deficit                                    (231,652)       (448,624)
Accumulated other comprehensive (loss) income              -             (5,458)
                                                   ------------    ------------

    Total Shareholders' Equity                        2,049,958       1,827,528
                                                   ------------    ------------


    Total Liabilities and
      Shareholders' Equity                          $11,388,473     $18,699,032
                                                   ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000



                                              2002           2001           2000
                                              ----           ----           ----
Revenues:
   Procurement services                    $50,813,243    $77,533,872    $87,235,968
   Service and consulting                   18,600,185     15,034,497     13,516,522
   Geothermal                                  187,978         34,366          -
                                           -----------    -----------    -----------

      Total Revenues                        69,601,406     92,602,735    100,752,490
                                           -----------    -----------    -----------

Cost of Revenues:
   Procurement services                     44,832,526     69,365,115     77,921,447
   Service and consulting                   14,638,667     12,255,785     10,188,181
   Geothermal                                   63,083         10,264          -
                                           -----------    -----------    -----------


      Total Cost of Revenues                59,534,276     81,631,164     88,109,628
                                           -----------    -----------    -----------

Gross Profit:
   Procurement services                      5,980,717      8,168,757      9,314,521
   Service and consulting                    3,961,518      2,778,712      3,328,341
   Geothermal                                  124,895         24,102          -
                                           -----------    -----------    -----------

       Total Gross Profit                   10,067,130     10,971,571     12,642,862
                                           -----------    -----------    -----------

Operating Expenses:
   Selling, general and
    administrative                           8,995,255     10,240,596     10,890,841
   Termination costs                            21,746         90,000         74,480
   Interest                                    210,305        692,227        679,286
   E-Business costs                            617,220      1,303,740        355,933
                                           -----------    -----------    -----------

       Total Operating Expenses              9,844,526     12,326,563     12,000,540
                                           -----------    -----------    -----------

Income (Loss) From Continuing Operations
   Before Other Income And Income
   Tax (Expense) Benefit                       222,604     (1,354,992)       642,322

Other income-litigation settlement               -             24,108          -

Income tax (expense) benefit                    (5,632)        73,059       (326,318)
                                           -----------    -----------    -----------

Income (Loss) From Continuing Operations,
   net of income taxes                         216,972     (1,257,825)       316,004

Loss from discontinued operations,
   net of income taxes                           -            (63,649)      (618,030)
Loss from sale of discontinued
   operations, net of income taxes               -              -               (971)
                                           -----------    -----------    -----------

Net Income (Loss)                          $   216,972    $(1,321,474)   $  (302,997)
                                           ===========    ===========    ===========

Income (Loss) Per Share From Continuing
   Operations {Basic And Diluted}               $0.03       $(0.22)         $0.06

Net Income (Loss) Per Share
   {Basic And Diluted}                          $0.03       $(0.23)        $(0.06)

Weighted Average Number Of Shares
  Outstanding:
  Basic                                      7,080,498      5,679,700     5,503,284
  Diluted                                    7,081,398      5,679,700     5,503,284


                   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000



                                                              (Accumulated
                                                  Additional    Deficit)        Accumulated     Total
                              Common Stock        Paid-In       Retained        Comprehensive   Shareholders'
                            Shares      Amount    Capital       Earnings        (Loss) Income   Equity
                            ------      ------    ---------    ------------     -------------   --------------


Balance, April 1, 1999     5,563,563    $55,636   $1,375,535     $1,175,847        $      -       $2,607,018
                                                                                                  ----------


Net loss for the year                                              (302,997)                        (302,997)


Unrealized gain on
  marketable securities                                                               1,776            1,776
                                                                                                 -----------

Total Comprehensive
  Loss                                                                                              (301,221)
                                                                                                 -----------

Acquisition of
  treasury stock           (234,062)     (2,341)     (60,659)                                        (63,000)
                          ---------     -------   ----------    -----------        --------      -----------


Balance, March 31, 2000   5,329,501      53,295    1,314,876        872,850           1,776        2,242,797
                                                                                                 -----------


Stock issued in
  reverse acquisition     1,750,997      17,510      895,929                                         913,439
                                                                                                 -----------


Net loss for the year                                            (1,321,474)                      (1,321,474)


Unrealized loss on
  marketable securities                                                              (7,234)          (7,234)
                          ---------     -------   ----------    -----------        --------      -----------

Total Comprehensive
  Loss                                                                                            (1,328,708)
                                                                                                 -----------


Balance, March 31, 2001   7,080,498      70,805    2,210,805       (448,624)         (5,458)       1,827,528
                                                                                                 -----------

Net income for the year                                             216,972                          216,972


Unrealized gain on
  marketable securities                                                               5,458            5,458
                          ---------     -------   ----------    -----------        --------      -----------

Total Comprehensive
  Income                                                                                             222,430
                                                                                                 -----------


Balance, March 31, 2002   7,080,498     $70,805   $2,210,805    $  (231,652)       $             $ 2,049,958
                          =========     =======   ==========    ===========        =======       ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000



                                                      2002             2001               2000
                                                      ----             ----               ----

Cash Flows From Operating Activities

Net income (loss) for the year                    $   216,972       $(1,321,474)      $  (302,997)

Adjustments to Reconcile Net Income
  (Loss) To Net Cash Provided By (Used
  In) Operating Activities
---------------------------
Depreciation and amortization                         548,007           422,256           387,061
Loss on sale of discontinued operations                                    -                  971

Changes In Operating Assets and
  Liabilities
Decrease (increase) in marketable securities          292,346             7,189            (7,086)
Decrease in receivables                             6,677,082         4,775,110         6,223,281
(Increase) decrease in inventories                    (70,235)           71,748          (137,146)
(Increase) decrease in prepaid expenses               (88,537)          162,819          (327,207)
Decrease (increase) in other assets                     5,289            (2,313)            5,832
Decrease (increase) in deferred tax assets             13,693           (86,765)             -
(Decrease) in accounts payable                       (674,788)         (958,818)       (7,154,251)
Decrease in income taxes payable                         -                 -              (10,555)
Increase (decrease) in customer deposits               42,185          (154,798)         (276,000)
Decrease in accrued liabilities                      (261,361)         (123,469)         (759,151)
(Decrease) increase in deferred revenues             (101,389)         (251,871)          498,698
                                                  -----------       -----------       -----------

Net Cash Provided By (Used In)
  Operating Activities                              6,599,264         2,539,614        (1,858,550)
                                                  -----------       -----------       -----------

Cash Flows From Investing Activities
Purchases of equipment                               (142,624)         (338,045)         (824,280)
Proceeds from sale of equipment                          -                 -               43,710
Additional investment in geothermal unit              (56,822)
Acquisition of a business segment                    (409,945)             -                 -
                                                  -----------       -----------       -----------

Net Cash Used In Investing Activities                (609,391)         (338,045)         (780,570)
                                                  -----------       -----------       -----------

Cash Flows From Financing Activities
Net (decrease) increase in line of credit          (6,535,405)       (1,775,336)        2,555,927
Purchase of treasury stock                               -                 -              (63,000)
Cash acquired in reverse acquisition                     -              985,552              -
                                                  -----------       -----------       -----------

Net Cash (Used In)  Provided By
  Financing Activities                             (6,535,405)         (789,784)        2,492,927
                                                  -----------       -----------       -----------

Net (Decrease) Increase in
Cash and Cash Equivalents                            (545,532)        1,411,785          (146,193)
                                                                                      -----------

Beginning Cash and Cash Equivalents                 2,098,198           686,413           832,606
                                                  -----------       -----------       -----------


Ending Cash and Cash Equivalents                  $ 1,552,666       $ 2,098,198       $   686,413
                                                  ===========       ===========       ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2002 AND 2001







1.  Organization and Summary of Significant Accounting Policies

        Organization

        Emtec (OTC: ETEC) is a systems integrator focused on providing technology solutions that enable our customers to effectively use and manage their data to grow their businesses. Our areas of specialization in IT services include remote network monitoring, help desk, network design, enterprise backup and storage server consolidation, and network security. Emtec's solutions are crafted to enable our customers to become more efficient and effective, thereby giving them a competitive advantage. Our customers are primarily fortune 2000 and other large and mid-sized companies located principally in the New York/New Jersey Metropolitan area and the Southeastern United States, with annual revenues ranging from $50 million to $500 million. We service our customer base from leased facilities in New Jersey, Connecticut, New York, Georgia, and Florida.

       The Company, was formed on April 1, 1995, as a result of the 1995 and 1996 mergers of three information technology companies that were originally founded between 1980 and 1983.

       Principles of Consolidation

       The consolidated financial statements include the accounts of the issuer and its wholly owned subsidiary as described in Note 2 (Acquisitions).

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

        Revenue Recognition

        The Company recognizes revenues based upon Staff Accounting Bulletin #101 (SAB 101). SAB 101 states that revenue recognition cannot occur until the earnings process is complete, evidenced by an agreement between the Company and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. If significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. The Company had followed these principles of revenue recognition prior to the implementation of SAB 101. Therefore, SAB 101 has had no impact on revenue reporting. Procurement services represent sales of computer hardware and prepackaged software. Revenue from consulting and support service contracts are recognized ratably over the contract or service period. Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately at their contract date.

        Cash Equivalents

        Cash equivalents include items almost as liquid as cash with maturity periods of three months or less when purchased. The carrying amount of cash and cash equivalents approximates fair value.

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

        Concentration of Credit Risk

        The Company provides its services to a wide variety of commercial, governmental and institutional customers. Financial instruments which potentially subject the Company to concentrations of credit risk are cash (and cash equivalents) and trade receivables. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, does not require collateral from its customers. The Company has not experienced significant credit losses. The Company maintains deposit accounts with reputable financial institutions; at times, such deposits may exceed Federal Depository Insurance Limits.

        Marketable Securities

        Marketable securities consist of investments in equity securities. The Company classifies all of its investments in securities as "available-for-sale". Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from income and reported as accumulated other comprehensive income in stockholders' equity until realized.

        Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase prices. The Company provides an inventory reserve for obsolescence and deterioration based on management's review of products and sales.

        Property and Equipment

        Property and equipment are stated at original cost. Depreciation and amortization for financial accounting purposes are computed using the straight line method over the estimated lives of the respective assets. Accelerated methods of depreciation are used for tax purposes. Property and equipment along with their components are as follows:


                                               Original Cost     Estimated Life
                                               -------------     --------------

                                          March 2002   March 2001     (Years)
                                          ----------   ----------     -------

        Computer equipment               $ 2,510,613  $ 2,303,162        3
        Office equipment                     143,432      143,432        5
        Furniture and fixtures               292,355      244,294        5
        Leasehold improvements               147,248      107,917        5
        Vehicles                              66,745       66,745        2
                                         -----------  -----------

        Total Property and Equipment     $ 3,160,393  $ 2,865,550

            Less: accumulated depreciation
              and amortization            (2,456,453)  (1,946,440)
                                         -----------  -----------

        Net book value                   $   703,940  $   919,110
                                         ===========  ===========


        Maintenance and repair costs are charged to expense as incurred. The cost and accumulated depreciation relating to property and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gains or losses are credited or charged to income.

        Valuation of Long Lived Assets

        The Company evaluates its long lived assets as prescribed by Statement of Financial Accounting Standards No. 121 (SFAS No. 121) by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of certain long lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

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

        Advertising Costs

        Advertising and marketing costs are charged to expense as incurred. Advertising and marketing expenses for the years ended March 31, 2002, 2001 and 2000 were $306,271, $617,265 and $426,605 respectively.

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

        Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. (See Note 10)

        Earnings (Loss) Per Share

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

       Reclassifications

        Certain reclassifications have been made to prior years balances in order to conform to current presentations.

       Recent Accounting Pronouncements

        The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations", and Statement of Financial Accounting Standard NO. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, certain provisions of SFAS 142 apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements are as follows:

        1) All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

        2) Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset, or liability.

        3) Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective with the adoption of SFAS 142, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

        4) Effective with the adoption of SFAS 142, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

        5) All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

       Goodwill, net of accumulated amortization, amounted to $371,777 at March 31, 2002 and is classified as other assets on the balance sheet. Goodwill acquired before June 30, 2001 has previously been amortized at approximately $19,000 annually.

       The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001.

       The Company has adopted SFAS No. 142 and SFAS No. 144 effective at April 1, 2002 and is currently evaluating the impact the adoption of the new accounting standards will have on its financial condition and results of operations.

2.     Acquisitions

       At January 9, 2002, the Company acquired substantially all of the assets of Devise Associates, Inc., an information technology consulting and managed services organization located in New York City. The Company paid an aggregate price of $355,051 in cash to be allocated under the purchase method as follows:

              Goodwill                    $200,000
              Equipment                    152,220
              Prepaid Expenses               2,831
                                          --------

              Aggregate Purchase Price    $355,051
                                          ========

       At January 17, 2001, Emtec, Inc., a New Jersey corporation (the Company) was acquired by American Geological Enterprises, Inc. (AGE) through an exchange of stock at a ratio of .9753 shares of AGE stock for 1 share of Company stock whereas AGE issued stock to the shareholders of the Company in exchange for stock representing 100% of the outstanding shares of the Company. Pursuant to the acquisition agreement, AGE changed its name to Emtec, Inc. and a majority of the directors and officers of the former AGE resigned in favor of the directors and officers of the Company. In addition, Emtec, Inc. (formerly AGE) increased its authorized capitalizaton from 2,500,000 to 25,000,000 shares of common stock. Immediately after the transaction, the stock ownership of Emtec, Inc. {formerly AGE} was as follows:


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

       The historical shareholders' equity of the Company prior to the reverse acquisition has been retroactively restated for the equivalent number of shares received in the transaction after giving effect to the difference in par value between the issuer's and acquirer's stock. Net income (loss) per share has also been restated to reflect the number of equivalent shares received by the former shareholders of Emtec, Inc. a New Jersey corporation.

3.  Inventories

        The components of inventories at March 31, are as follows:


                                           2002         2001
                                           ----         ----
       Hardware, software and
         accessories                   $1,390,790   $1,265,569
       Service parts                      150,875      145,330
                                       ----------   ----------
                                        1,541,665    1,410,899
       Less inventory reserve             451,715      391,184
                                       ----------   ----------

                                       $1,089,950   $1,019,715
                                       ==========   ==========


        Appropriate consideration has been given to deterioration, obsolescence and other factors in evaluating net realizable value.

4.      Financing Arrangements

       On November 21, 2001, the Company terminated its prior credit facility and entered into a three year, $10 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet") whereas the Company may borrow on 85% of its eligible trade receivables at a floating annual rate of .25% above prime. The interest rate at March 31, 2002 and 2001 was 5.00% and 8.50%, respectively. The Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of the Company assets. Since current credit facilities with two of the Company's primary trade vendors, (GE Access, and Ingram Micro.), were also collateralized by substantially all Company assets, Fleet, GE Access and Ingram Micro, have entered into inter-creditor agreements, which provide that as regards to these vendors, debt obligations to Fleet are accorded priority. The lending agreement contains financial covenants that require the Company to maintain a maximum leverage ratio, a minimum debt ratio, a minimum tangible net worth ratio and minimum results of operations. The Company was in default of the financial covenants at March 31, 2002. The Company has two letters of credit totaling $1 million assigned as security deposits issued against their line of credit. At March 31, 2002, the Company had $9 million available under the terms of the agreement. Weighted average interest rates on the borrowings were 8.43%, 9.72% and 9.08% for the years ended March 31, 2002, 2001 and 2000, respectively.

5.      Income Tax (Expense) Benefit

       Deferred income taxes reflect the net tax effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards (when available). Income tax (expense) benefit consisted of the following for the years ended March 31:

                                              2002            2001           2000
                                              ----            ----           ----
             Continuing Operations

                  Current taxes
                    Federal                  $21,143         $(9,627)      $(298,722)
                    State and local          (13,082)         (1,289)        (27,596)
                                           ---------       ---------       ---------
                                               8,061         (10,916)       (326,318)



                  Deferred taxes
                    Federal                  (10,827)         68,035            -
                    State and local           (2,866)         15,940            -
                                           ---------       ---------       ---------
                                              (5,632)         73,059        (326,318)
                                           ---------       ---------       ---------
             Discontinued Operations

                  Current taxes
                    Federal                                     -            347,053
                    State and local                             (820)         43,576
                                           ---------       ---------       ---------
                                                                (820)        390,629

                  Deferred taxes
                    Federal                                    2,259            -
                    State and local                              531            -
                                             -------         -------         -------
                                                               1,970         390,629

             Net Income Tax (Expense)

               Benefit                       $(5,632)        $75,029         $64,311
                                             =======         =======         =======



        Reconciliation Of the U.S. statutory income tax rate to our effective tax rate is as follows:


                                                  2002            2001            2000
                                                  ----            ----            ----

Expected (tax) benefit at statutory rates       $(73,225)      $ 474,811        $124,884
Effect of state taxes, net                       (15,883)         14,362          15,980
Valuation allowances                              92,158        (397,878)        (53,075)
Permanent differences                             (8,682)        (16,266)        (23,478)
                                               ---------       ---------        --------

Actual Income Tax Expense/(Benefit)             $ (5,632)      $  75,029        $ 64,311
                                               =========       =========        ========


        Significant items comprising the Company's deferred tax assets and liability at March 31, are as follows:

                                                        2002          2001
                                                        ----          ----

      Deferred Tax Assets

Differences between book and tax basis:
  Trade receivables                                  $  60,950        $ 181,815
  Inventories                                          190,305          196,744
  Property and equipment                                17,140           (3,959)
  Accrued liabilities                                   13,655           28,718
  Others                                                  -              35,263
  Net Operating loss carryforwards                     412,222          414,933
                                                     ---------        ---------
                                                       694,272          853,514

Less Valuation Allowance                              (624,845)        (768,163)
                                                     ---------        ---------

Net Deferred Tax Assets                                 69,427           85,351

Deferred Tax Liability

Differences between book and tax basis:
  Investment in geothermal
    power unit                                         (60,124)         (62,355)

        At March 31, 2002 and 2001 the Company recorded a valuation allowance against its deferred tax assets, reducing those assets to amounts which are more likely than not to be realized. Federal and state net operating loss carryforwards approximated $927,000 and $1,077,000 respectively at March 31, 2002. Federal net operating loss carryforwrds expire in 2021; state net operating loss carryforwards expire at various years through 2008.

6.      Related Party Transactions

        At March 31, 2002 and 2001 the Company owed $19,000 to a Company officer's relative. Except for quarterly interest payments there was no other loan activity during the two year period. Interest paid on the loan was $2,280 for each of the three years ended March 31, 2002.

7.  Major Customers

        Two major customers approximated 23%, 17% and 34% of the Company's net sales in the years 2002, 2001 and 2000 respectively. Major customer sales by locations are as follows:


                        % Of Total Revenues              Locations
                        -------------------              ---------
                                14%                  Education - Atlanta, GA
                                 9%                  Cranford, NJ
                                ---

               2002             23%
               ----             ===

                                10%                  Education - Atlanta, GA
                                 7%                  Atlanta, GA
                                ---

               2001             17%
               ----             ===

                                17%                  Education - Atlanta, GA
                                17%                  Atlanta, GA
                                ---

               2000             34%
               ----             ===


        While the Company believes its relationship with these customers will continue, there can be no assurance that sales to these customers will continue at all or at the same level.

8.       Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate fair value of financial instruments at balance sheet date:

           Short-term financial instruments (cash equivalents, receivables, payables, customer deposit and accrued liabilities) - cost approximates fair value because of the short maturity period.

           Line of credit - cost approximates fair value because of the short interest-reset period.

9.      401(k) Plan

        The Company sponsors a 401(k) plan for all employees with at least 6 months of service and who are at least 20 years of age. Eligible employees may contribute 2% to 15% of their annual compensation to the plan. The Company matches 25% of the first 6% of employee plan contributions and may contribute additional amounts at the Company's discretion. Participants are vested 20% for each year of service and are fully vested after 6 years. Company contributions to the plan were $84,707, $95,374, and $103,087 for the years ended March 31, 2002, 2001 and 2000, respectively.

10.    Stock Option Plan

       The Company's 1996 Stock Option Plan (the Plan) (amended in 1999) authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,000,000 shares of its common stock for issuance under the Plan at prices not less than 100% of the fair value of the Company's common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company's common stock). Options vest at the rate of 25% per year commencing on the first anniversary of, and expire at the earliest of 5 years after the date of grant, three months from date of retirement, or upon date of other termination of employment. The Company used the minimum value option pricing model as prescribed by SFAS No. 123 to determine the impact of applying the fair value method required by SFAS No. 123 prior to going public at January 17, 2001. The Black-Scholes option pricing model has been used to determine the fair value of options granted during the year ended March 31, 2002. Except for 30,000 options granted in November 2001, all other stock options granted during the three years ended March 31, 2002 were determined to have a fair value of zero. The exercise price of these options were set at $ 1 per share, an amount substantially in excess of the fair value of the underlying stock at dates of grant. The 30,000 options granted at November 2001 with an exercise price of $.55 resulted in pro forma compensation cost, net of income taxes of $8,934 computed under Black-Scholes. Earnings per share amounts (rounded to the nearest cent) on a SFAS 123 proforma basis equal the per share amounts reported in the statement of operations for the year ended March 31, 2002. No options granted during the three year period have been exercised as of March 31, 2002. Option activity is summarized as follows:

          Options outstanding - April 1, 1999                   570,874

          For the year ended March 31, 2000:

          Options granted                                        29,250
          Options exercised                                        -
          Options forfeited or expired                         (176,042)
                                                               --------

          Options outstanding - March 31, 2000                  424,082

          For the year ended March 31, 2001:

          Options granted                                       226,907
          Options exercised                                        -
          Options forfeited or expired                         (185,730)
                                                                -------

          Options outstanding - March 31, 2001                  465,259

          For the year ended March 31, 2002:

          Options granted                                        82,746
          Options exercised                                        -
          Options forfeited or expired                         (166,677)
                                                                -------

          Options outstanding - March 31, 2002                  381,328
                                                                =======


11.    Termination Costs

       Termination costs of $21,746 (2002), $90,000 (2001) and $74,480 (2000)
       were paid to former Company executives.

12.    Commitments and Contingencies

       Leases:

       The Company leases warehouse and office facilities, vehicles and certain office equipment under noncancellable operating leases. Future minimum lease payments under such leases are as follows:


            Fiscal Years
            ------------
               2003                  $  805,208
               2004                     818,466
               2005                     382,956
               2006                     283,258
               Thereafter               650,216
                                      ---------

               Total                 $2,940,104
                                     ==========

       Aggregate rent expense for the three years ended March 31, 2002, approximated $822,000, $855,000 and $792,000.

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

        In 1999 Emtec, Inc. instituted litigation against a company (defendant) for breach of contract action in an amount approximating $50,000. The defendant stated a counter claim in excess of $8 million for damages resulting from Emtec's alleged negligence, causing the defendant's computer system to become corrupted and unavailable. The parties reached a settlement by agreeing that the Company would restore the defendant's computer system. Restored disks were delivered to the defendant at March 26, 2002. Under the settlement, the defendant was required to file a complaint within 45 days if dissatisfied with the restoration. No such complaint was filed.

        In March 2002, a lawsuit was filed against the Company by a competitor seeking damages of an unspecified amount. The competitor is alleging that the Company illegally interfered with customer relationships of the competitor. At this time, the outcome of this litigation cannot be determined. The lawsuit is currently in the discovery phase.

13.     Supplemental Cash Flow Information

        Cash paid for interest and income taxes were as follows:

                                   2002          2001         2000
                                   ----          ----         ----

            Interest            $ 246,287     $ 705,473    $ 731,723
            Income Taxes        $  13,082     $  11,231    $ 168,030

        Noncash investing and financing activities were restricted to the issuance of common stock in the reverse acquisition as described in Note 1.

14.    Discontinued Operations

       During fiscal 2000, the Company completed the sale of assets of it's two South Carolina locations (Greenville and Charleston) to a company formed by some of it's prior employees. The Company incurred a loss of $971, net of an income tax benefit of $613 on the disposition of the assets. Financial information with respect to the discontinued operations is summarized as follows:


                                           2002         2001         2000
                                           ----         ----         ----
         Net revenues                   $    -      $  7,017     $ 7,606,953

         Cost of revenues                    -        10,014       6,551,899
                                        --------    --------     -----------

         Gross (loss) profit                 -       ( 2,997)      1,055,054

         Operating expenses                  -        62,622       2,063,100
                                        --------    --------     -----------

         Loss before income taxes            -       (65,619)     (1,008,046)

         Income tax benefit                  -         1,970         390,016
                                        --------    --------     -----------

         Net Loss from
          Discontinued Operations       $    -      $(63,649)    $  (618,030)
                                        ========    ========     ===========


15.    Segment Information

       The Company has organized business segments based upon branch office locations in the Mid-Atlantic and Southeastern United States. These branch office locations offer similar business information systems services. The e-business solutions segment that was started in fiscal 2000 at the Atlanta, GA and Mt. Laurel, NJ locations was discontinued during the fourth quarter 2002. The e-business unit had been focused on marketing internet business solutions.

       The Company has adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information"(SFAS No. 131). Operating segments are defined by SFAS No. 131 as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Emtec's chief operating decision maker is the Chief Executive Officer of the Company. Reportable operating segments include the individual branch offices as outlined below and the educational, e-business, and geothermal units. The educational unit services schools (kindergarten through 12th grade). The branch offices in Greenville and Charleston, South Carolina which discontinued operations in fiscal 2000 as described in Note 14 have been combined as one reportable segment. The accounting policies of the segments are the same as those described in
       Note 1. The Company had no intersegment revenues for the three year period ended March 31, 2002. Corporate overhead is allocated to segments based upon a combination of revenues earned and the number of employees attributable to each segment. The Company maintains segment level accounting for accounts receivable, inventory, and property and equipment. All other assets are accounted for at the corporate level. The following is financial information relating to the operating segments:

                                                          Years Ended March 31:
                                              ----------------------------------------------
                                               2002                2001                2000
                                               ----                ----                ----
  External Sales
  Mt. Laurel, NJ                         $   9,603,667       $  17,791,016       $  19,480,769
  Cranford, NJ                              27,631,177          41,960,532          29,003,759
  Atlanta, GA                               16,753,524          19,691,550          29,521,736
  Norwalk, CT                                2,633,750           2,326,671           5,125,806
  Education-Atlanta                         11,850,177          10,798,600          17,620,420
  e-Business                                      -                   -                   -
  New York City                                941,133                -                   -
  Geothermal                                   187,978              34,366                -
                                         -------------       -------------       -------------

      Total External Sales               $  69,601,406       $  92,602,735       $ 100,752,490
                                         =============       =============       =============

  Interest Expense
  Mt. Laurel, NJ                         $      27,907       $     129,073       $     109,029
  Cranford, NJ                                  90,976             288,094             188,810
  Atlanta, GA                                   52,036             147,969             156,318
  Norwalk, CT                                   11,318              29,126              35,273
  Education-Atlanta                             27,783              70,463             177,104
  e-Business                                      -                   -                   -
  New York City                                    327                -                   -
  Geothermal                                      -                   -                   -
                                         -------------       -------------       -------------
  Allocated Interest Expense                   210,347             664,725             666,534
  Over/Under Allocated
    Interest Expense                               (42)             27,502              12,752
                                         -------------       -------------       -------------

      Total Interest Expense             $     210,305       $     692,227       $     679,286
                                         =============       =============       =============

  Depreciation and Amortization
  Mt. Laurel, NJ                         $      22,183       $      46,868       $      92,585
  Cranford, NJ                                  59,869              78,234              95,028
  Atlanta, GA                                  103,463             135,790              77,927
  Norwalk, CT                                   11,056               8,150               1,397
  Education-Atlanta                              3,411               2,748               1,223
  e-Business                                     8,671                -                   -
  New York City                                 18,580                -                   -
  Geothermal                                    24,833               4,936                -
                                         -------------       -------------       -------------
  Allocated Depreciation
    and Amortization                           252,066             276,726             268,160
  Unallocated Depreciation
    and Amortization                           295,941             145,530              85,598
                                         -------------       -------------       -------------

      Total Depreciation
        and Amortization                 $     548,007       $     422,256       $     353,758
                                         =============       =============       =============

  Operating Income/(Loss)
  Mt. Laurel, NJ                         $    (497,658)      $    (669,097)      $      70,729
  Cranford, NJ                                 634,506             795,794             (61,993)
  Atlanta, GA                                 (314,437)           (326,249)           (374,670)
  Norwalk, CT                                 (401,676)           (503,807)           (140,350)
  Education-Atlanta                          1,460,783             699,749           1,211,918
  e-Business                                  (617,220)         (1,303,740)           (355,933)
  New York City                               (124,624)               -                   -
  Geothermal                                    83,802               6,808                -
                                         -------------       -------------       -------------
  Net Segment Operating
    Income/(Loss)                              223,476          (1,300,542)            349,701
  (Under) Over Allocated
    Corporate Expenses                            (872)            (30,342)            292,621
                                         -------------       -------------       -------------

  Income/(Loss) From Continuing
    Operations Before Income
    Tax (Expense) Benefit                $     222,604       $  (1,330,884)      $     642,322
                                                                                 -------------

  Income Tax (Expense) Benefit-
    Continuing Operations                       (5,632)             73,059            (326,318)
                                         -------------       -------------       -------------

  Income (Loss) From Continuing
    Operations, net of income taxes      $     216,972       $  (1,257,825)      $     316,004
                                         =============       =============       =============

CAPTION>

       Identifiable Assets:

         As of March 31:                      2002            2001
                                              ----            ----

       Mt. Laurel, NJ                     $ 1,049,822     $ 2,691,963
       Cranford, NJ                         3,295,755       7,690,440
       Atlanta, GA                          1,596,677       2,239,838
       Norwalk, CT                             41,448         433,860
       Education-Atlanta                      650,857       1,401,107
       New York City                          785,169           -
       Geothermal                             581,612         549,626
                                          -----------     -----------

       Identifiable Assets From
         Continuing Operations              8,001,340      15,006,834

       Discontinued Operations                  -               -
                                          -----------     -----------

       Total Identifiable Assets            8,001,340      15,006,834
       Corporate And Other Assets           3,387,133       3,692,198
                                          -----------     -----------

       Total Assets                       $11,388,473     $18,699,032
                                          ===========     ===========



16.    Investment in Geothermal Power Unit

       The investment in Geothermal Power Unit (Unit), acquired in the reverse acquisition described in Note 2, represents a 5.49% working interest in the Roosevelt Hot Springs geothermal power unit. An agreement is in place to sell all of the steam from the Unit through 2023 to PacifiCorp, which has constructed the Blundell power plant to utilize the steam. This agreement, entered into in 1993, included an advance payment. The remaining unamortized deferred revenue attributable to the 1993 advance payment in the amount of $799,472 is reported as a non-current liability at March 31, 2002 and will be recognized into income ratably through 2023. PacifiCorp pays the Company for operating and maintenance services and a reimbursement of royalties for one lease that is included in the Unit. The Company pays its proportionate share of operating and maintenance expenses to the operator of the Unit.

17.    Quarterly Financial Information - (Unaudited)

                                  First            Second           Third              Fourth                 Total
                                  Quarter          Quarter          Quarter            Quarter                Year
                                  -------          -------          -------            -------                -----
                                                           2002
Revenues                      $ 19,548,127      $ 17,430,872       $ 20,530,201       $ 12,092,206       $ 69,601,406
Gross Profit                     2,754,588         2,422,672          2,775,043          2,114,827         10,067,130
Net Income (Loss)             $    271,318      $    157,023       $     29,380       $   (240,749)      $    216,972
Per share:
 {Basic and Diluted}          $        .04      $        .02       $        .00       $       (.03)      $        .03


                                                           2001

Revenues                      $ 27,430,305      $ 22,454,658       $ 21,203,768       $ 21,514,004       $ 92,602,735
Gross Profit                     3,080,493         2,825,177          2,619,209          2,446,692         10,971,571
Net Income (Loss)             $    271,058      $   (186,434)      $   (760,100)      $   (645,998)      $ (1,321,474)
Per share:
 {Basic and Diluted}          $        .05      $       (.03)      $       (.14)      $       (.10)      $       (.23)

18.    Accounts Receivable and Inventory Allowances

       The following table provides information regarding accounts receivable and inventory valuation allowance activity for the three years ended March 31, 2002.


                                                  Allowances
                                                  ----------

                                               Accounts
                                               Receivable    Inventory
                                               ----------    ---------
       Balance, April 1, 1999                   $ 209,397   $ 147,590

       Charged to costs and expenses              430,947     260,387

       Write-offs                                (272,287)   (232,490)
                                                ---------   ---------

       Balance, March 31, 2000                    368,057     175,487

       Charged to costs and expenses              276,198     344,918
       Write-offs                                (211,365)   (129,222)
                                                ---------   ---------

       Balance, March 31, 2001                  $ 432,890   $ 391,183

       Charged to costs and expenses               55,917      76,062
       Write-offs                                (336,205)    (15,530)
                                                ---------   ---------

       Balance, March 31, 2002                  $ 152,602   $ 451,715
                                                =========   =========



                            STATEMENT OF DIFFERENCES
                            ------------------------
The trademark symbol shall be expressed as...............................'TM'