Form 10-Q
period 2002-06-30
EMTEC INC/NJ
filed 2002-08-14
CIK 5117

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              For The Quarter Ended
                                  June 30, 2002


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

The number of shares of Common Stock outstanding as of August 10, 2002 was 7,080,498.

                                   EMTEC, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

                                Table of Contents


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheets
         June 30, 2002 (Unaudited) and March 31, 2002...................................1-2

         Consolidated Statements of Operations
         Three months ended June 30, 2002 (Unaudited) and 2001 (Unaudited) ...............3

         Consolidated Statements of Cash Flows
         Three months ended June 30, 2002 (Unaudited) and 2001 (Unaudited) ...............4

         Notes to Consolidated Financial Statements
         Three months ended June 30, 2002 and 2001 (Unaudited) ...........................5

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Result of Operations .........................................6-11

Item 3 - Quantitative and Qualitative Information About Market Risk .....................12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  June 30,     March 31,
                                                    2002         2002
                                                  --------     ---------
                                                (unaudited)
Assets

Current Assets

Cash and cash equivalents                     $   235,330  $ 1,552,666
Receivables:
  Trade, less allowance
   for doubtful accounts                       11,107,835    6,288,425
  Others                                          635,906      296,529
Inventories, net of reserve                     2,095,336    1,089,950
Deferred Tax Asset                                 26,491       26,491
Prepaid expenses                                  399,692      388,307
                                              -----------  -----------

    Total Current Assets                       14,500,590    9,642,638

Net property and equipment                      1,003,638      703,940

Investment in geothermal power unit               573,543      581,612

Deferred tax asset                                 42,936       42,936

Other assets                                      416,530      417,617
                                              -----------  -----------

    Total Assets                              $16,537,237  $11,388,473
                                              ===========  ===========

               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                 June 30,      March 31,
                                                   2001          2001
                                                 --------      ----------
                                               (unaudited)
    Liabilities and Shareholders' Equity

Current Liabilities

Line of credit                                 $ 1,330,382  $     -
Due to related party                                19,000       19,000
Accounts payable                                 9,536,917    6,609,837
Customer deposits                                    -          245,387
Accrued liabilities                              1,516,716      764,282
Deferred revenues                                1,121,026      840,413
                                               -----------  -----------

    Total Current Liabilities                   13,524,041    8,478,919

Deferred revenue                                   788,860      799,472
Deferred tax liability                              60,124       60,124
                                               -----------  -----------

    Total Liabilities                           14,373,025    9,338,515
                                               -----------  -----------

Shareholders' Equity

Common stock, $.01 par value; 25,000,000
  shares authorized; 7,080,498 shares issued
  and outstanding                                   70,805       70,805
Additional paid-in capital                       2,210,805    2,210,805
Accumulated deficit                               (117,398)    (231,652)
                                               -----------  -----------

    Total Shareholders' Equity                   2,164,212    2,049,958
                                               -----------  -----------

    Total Liabilities and
      Shareholders' Equity                     $16,537,237  $11,388,473
                                               ===========  ===========

               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                           Three Months Ended:
                                                         -----------------------
                                                         June 30,       June 30,
                                                           2002           2001
                                                         --------       --------
Revenues:
   Procurement services                                $ 15,980,546    $ 14,545,543
   Service and consulting                                 8,328,479       4,958,242
   Geothermal                                                45,349          44,342
                                                       ------------    ------------

      Total Revenues                                     24,354,374      19,548,127
                                                       ------------    ------------

Cost of Revenues:
   Procurement services                                  14,061,661      12,847,215
   Service and consulting                                 7,159,810       3,933,413
   Geothermal                                                17,598          12,911
                                                       ------------    ------------

      Total Cost of Revenues                             21,239,069      16,793,539
                                                       ------------    ------------

Gross Profit:
   Procurement services                                   1,918,885       1,698,328
   Service and consulting                                 1,168,669       1,024,829
   Geothermal                                                27,751          31,431
                                                       ------------    ------------

      Total Gross Profit                                  3,115,305       2,754,588
                                                       ------------    ------------

Operating Expenses:
   Selling, general and
    administrative                                        2,973,917       2,154,416
   Interest                                                  27,136          92,258
   E-Business costs                                           -             233,416
                                                       ------------    ------------

       Total Operating Expenses                           3,001,050       2,480,090
                                                       ------------    ------------


Income Before Income Tax Expense                            114,255         274,498

Income tax expense                                            -               3,180
                                                       ------------    ------------

Net Income                                             $    114,255    $    271,318
                                                       ============    ============


Net Income Per Share {Basic And Diluted}               $       0.02    $       0.04

Weighted Average Number Of Shares
  Outstanding {Basic And Diluted}                         7,080,498       7,080,498

               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                    Three Months Ended:
                                                   ---------------------
                                                   June 30,     June 30,
                                                     2002         2001
                                                   --------     --------
Cash Flows From Operating Activities

Net income for the three months                  $   114,255  $   271,318

Adjustments to Reconcile Net Income To Net
  Cash Used In Operating Activities
Depreciation and amortization                        132,085      116,822

Changes In Operating Assets and Liabilities
Decrease in marketable securities                      -          295,062
(Increase) Decrease in receivables                (5,158,788)   1,487,732
(Increase) Decrease in inventories                (1,005,386)      23,244
Increase in prepaid expenses                         (11,385)     (56,853)
Decrease in deferred tax asset                         -            3,180
Decrease in other assets                               1,087        -
Increase (Decrease) in accounts payable            2,927,080   (2,351,641)
Decrease in customer deposits                       (245,387)    (203,202)
Increase in accrued liabilities                      752,434       23,461
Increase in deferred revenue                         270,001      276,266
                                                 -----------  -----------

Net Cash Used In Operating Activities             (2,224,004)    (114,611)

Cash Flows From Investing Activities

Purchases of equipment                             (423,714)      (18,356)

Cash Flows From Financing Activities

Net increase (decrease) in line of credit          1,330,382   (1,807,483)
                                                 -----------  -----------

Net Decrease in Cash and Cash Equivalents         (1,317,336)  (1,940,450)


Beginning Cash and Cash Equivalents                1,552,666    2,098,198
                                                 -----------  -----------

Ending Cash and Cash Equivalents                 $   235,000  $   157,748
                                                 ===========  ===========

               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (unaudited)


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

2.   Net Income (Loss) per Share

     Computations of net income (loss) per share have been made in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). These per share computations use the weighted average number of shares outstanding during the period. SFAS No. 128 requires a separate presentation of diluted income per share from diluted net income per share for the potential dilutive effect of securities such as stock options.

3.   Line of Credit

     On November 21, 2001, the Company entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet") under which the Company may borrow on 85% of its eligible trade receivables. Interest on outstanding loans under the revolving credit facility with Fleet is charged monthly at a fluctuating rate per annum equal to 0.25% above the prime rate and, at our option, interest on up to 50% of the outstanding loans may be charged at libor plus 2.75%. The Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of the Company assets. Since current credit facilities with two of the Company's primary trade vendors, (GE Access, and Ingram Micro.,) were also collateralized by substantially all of the Company's assets, Fleet, GE Access and Ingram Micro, have entered into intercreditor agreements, which provide that as regards to these vendors, debt obligations to Fleet are accorded priority. The lending agreement contains financial covenants that require the Company to maintain a maximum leverage ratio, a minimum debt ratio, a minimum tangible net worth ratio, and a minimum result of operations. As of June 30, 2002, the Company was in compliance with all of its financial covenants. The Company has two letters of credit totaling to $1 million assigned as security deposits issued against their line of credit. At June 30, 2002, the Company had a $1.33 million outstanding balance and an unused line of credit available of $7.67 million under the credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this quarterly report, 10-Q.

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     Management believes the following critical accounting policies affect the more significant judgment and estimates used in the preparation of the consolidated financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to the allowance for doubtful accounts, inventories, intangible assets, income taxes, and litigation. Management bases its estimates and judgments on historical experiences. These estimates form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and conditions.

Critical Accounting Policies

o  Revenue Recognition
     The Company recognizes revenues based upon Staff Accounting Bulletin #101 (SAB 101). SAB 101 states that revenue recognition cannot occur until the earnings process is complete (evidenced), by an agreement between the company and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. If significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. The Company had followed these principles of revenue recognition prior to the implementation of SAB 101. Therefore, SAB 101 has had no impact on revenue reporting. Procurement services represent sales of computer hardware and prepackaged software. Revenue from consulting and support service contracts are recognized ratably over the contract or service period. Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately at their contract date.

o  Trade Receivables
     The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables, its age, and management's evaluation of periodic aging of the accounts.

o  Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase prices. The Company provides an inventory reserve for obsolescence and deterioration based on management's review of the current status of the excess inventory, its age, and net realizable value based upon assumptions about future demand and market condition.

o  Income Taxes
     Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. At June 30, 2002, the Company has reported 90% valuation allowance.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

     Total Revenues

     Total revenues for the IT business which includes procurement services, and service and consulting, increased by 24.64% or $4.80 million, to $24.31 million for the three months ended June 30, 2002, compared to $19.50 million for the three months ended June 30, 2001. Services and consulting revenue increased by 67.97%, or $3.37 million, to $8.33 million for the three months ended June 30, 2002 compared to $4.96 million for the three months ended June 30, 2001. This increase is mainly attributable to an increase in our manufacturers support services contracts revenues. Manufacturers support services contracts revenue increased by 149.77%, or $3.42 million, to $5.71 million for the three months ended June 30, 2002 compared to $2.29 million for the three months ended June 30, 2001. This increase in manufacturers support services contracts revenue is mainly attributable to a $3.8 million sale to one customer. Procurement revenues also increased by 9.87%, or $1.43 million, to $15.98 million for the three months ended June 30, 2002. This increase in product procurement revenue is mainly attributable to our winning new business with a school district in Jacksonville, Florida. Procurement revenue associated with this business equaled almost $2.0 million for three months ended June 30, 2002.

     Geothermal Revenues of $45,349 for the three months ended June 30, 2002 are consistent with the revenues for comparable previous periods.

     Gross Profit

     Our aggregate gross profit for IT business increased by 13.38%, or $364,397, to $3.09 million for the three months ended June 30, 2002. This increase is mainly attributable to a 24.64% increase in our IT revenues. Measured as a percentage of out total revenues for IT business, our overall gross profit margin decreased to 12.70% of total revenues for the three months ended June 30, 2002 from 13.93% for the three months ended June 30, 2001. This decrease is mainly due to lower gross profit margin from our services and consulting revenues.

     Gross profit for product sales increased by 12.99%, or $220,557, to $1.92 million for the three months ended June 30, 2002 as compared with $1.70 million for the three months ended June 30, 2001. This increase is mainly attributable to a 9.87% increase in product revenue. Measured as a percentage of procurement revenues, our gross profit margin attributable to procurement revenues increased to 12.01% for the three months ended June 30, 2002 from 11.68% for the three months ended June 30, 2001. This increase is mainly attributable to better sales activities during this period and our ability to obtain better pricing from our distributors in some cases.

     Gross profit for service and consulting increased by 14.04%, or $143,840 , to $1.17 million for the three months ended June 30, 2002 as compared with $1.02 million for the three months ended June 30, 2001. This increase is attributable to an increase in the gross margin of manufacturers support services contracts revenues. Manufacturers support services contracts gross margin increased by 118.85%, or $516,560, to $951,186 for the three months ended June 30, 2002 as compared with $434,626 for the three months ended June 30, 2001. This increase in manufacturers support service contracts gross margin is mainly attributable to gross margin of approximately $580,000 associated with a $3.8 million sale to one customer. Also, measured as a percentage of our gross margin attributable to services and consulting revenue decreased to 14.03% of services and consulting revenue for the three months ended June 30, 2002 from 20.67% for the three months ended June 30, 2001. This decrease is due to lower utilization rates of engineers during this quarter.

     The geothermal gross profit of $27,751 for the three months ended June 30, 2002 is consistent with the gross profit for comparable previous periods.

     Sales, General, and Administrative Expenses

     Sales, general, and administrative expenses increased by 38.03%, or $819,501, to $2.97 million for the three months ended June 30, 2002 as compared with $2.15 million for the three months ended June 30, 2001. This increase is primarily a result of the following: 1) $450,000 increase in sales department expenses due to additional sales personnel salaries, commissions, recruiting, travel, telephone, and other related expenses, 2) $100,000 increase is due to marketing related expenses, 3) $150,000 increase is due to the addition of New York City and Jacksonville locations and related expenses, including rent, insurance, depreciation, building maintenance and others, and 4) $60,000 increase is due to a change in the allowance for bad-debt account.

     Interest expense

     Interest expense for the three months ended June 30, 2002 decreased by 70.59%, or $65,122, to $27,136 the three months ended June 30, 2002 as compared with $92,258 for the three months ended June 30, 2001. This decrease is mainly attributable to lower interest rates, lower balance on line of credit, and improved accounts receivable collection performance.

     e-Business Costs

     e-Business costs for the three months ended June 30, 2002 was $0, as compared with $233,416 for the three months ended June 30, 2001. As of January 2002 we have discontinued our e-Business division which was started in January 2000. This cost mainly included the building of a sales and consulting team of approximately 8 employees, including training, certifying, marketing, and advertising expenses.

     Income Taxes

     Income tax expense for the three months ended June 30, 2002 was $0, as compared with $3,180 for the three months ended June 30, 2001.

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

     In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," which supersedes Accounting Principles Board (APB) Opinion No.
16. SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition of intangible assets separately from goodwill. The Company does not expect that the adoption of SFAS No. 141 will have a material effect on the Company's results of operations, financial position or cash flow.

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

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 2002 of $235,330 decreased by $1,317,336, from $1,552,666 at March 31, 2002. We are a net borrower;
consequently, we believe our cash and cash equivalents balance must be viewed along with available balance on our line of credit.

     Since our inception, we have funded our operations primarily from borrowings under our credit facility. On November 21, 2001, we entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet"). Interest on outstanding loans under our revolving credit facility with Fleet is charged monthly at a fluctuating rate per annum equal to 0.25% above the Prime Rate and, at our option, interest on up to 50% of the outstanding loans may be charged at LIBOR plus 2.75%. Our Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of our assets. As our current credit facilities with two of our primary trade vendors, GE Access, and Ingram Micro, were also collateralized by substantially all of our assets, we, Fleet, GE Access and Ingram Micro, have entered into intercreditor agreements, which provide that as regards to these vendors, our obligations to Fleet are accorded priority. On November 21, 2001, we also entered into a Wholesale Financing Security Agreement with IBM. This credit facility, which is collateralized by a $750,000 letter of credit from Fleet in favor of IBM, affords us up to a like amount of credit to purchase IBM products. On January 9, 2002, Fleet has also issued $250,000 letter of credit in favor of Vandergrand Properties Co., L.P., and our landlord for New York City office as a security deposit for the building lease. At June 30, 2002, we had $1.33 million outstanding balance under the credit facility and the unused line of credit available is $7.67 million with Fleet.

     Our lending agreement with Fleet contains financial covenants that require us to maintain a minimum leverage ratio, minimum debt service coverage ratio, minimum tangible net worth, and prohibits quarterly losses. As of June 30, 2002 the Company was in compliance with all of its covenants.

     At June 30 2002, our credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows: 1) Credit Line with GE Access was $7.70 million, no interest charged, and an outstanding balance of $6.0 million. 2) Credit line with Ingram Micro was $1.75 million, at an 18% APR interest rate and an outstanding balance of $716,890. 3) Credit line with Tech Data was $2.5 million, no interest charged and an outstanding balance of $1.5 million. Under these credit lines we are obligated to pay each invoice within 30 days from the date of such invoice

     Capital expenditures of $423,000 during three months ended June 30, 2001 are divided into following categories; 1) Approximately $368,000 is for the purchase of computer hardware and software for our Network Operations Center to enhance our offerings in Managed Services, 2) Approximately $55,000 is for the purchase of vehicle, furniture and fixture, and equipment for internal use. We anticipate additional $400,000 of capital expenditures to upgrade our network operation center, and to purchase equipment for internal use for the fiscal year ending March 31, 2003.

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


                                   By: /s/ SAM BHATT
                                      -------------------------
                                      Sam Bhatt
                                      Vice President - Finance and Operations
                                      (Principal Financial and
                                      Accounting Officer)


Date: August 14, 2002

                           STATEMENT OF DIFFERENCES

The section symbol shall be expressed as.................................   'SS'