Form 10-Q
period 2002-09-30
EMTEC INC/NJ
filed 2002-11-14
CIK 5117

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For The Quarterly Period Ended
                               September 30, 2002

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

                                Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

           Consolidated Balance Sheets
           September 30, 2002 (Unaudited) and March 31, 2002....................................................1-2

           Consolidated Statements of Operations
           for the Three and Six months ended September 30, 2002 (Unaudited) and
           2001 (Unaudited) ......................................................................................3

           Consolidated Statements of Cash Flows
           for the Six months ended September 30, 2002 (Unaudited) and 2001 (Unaudited) ..........................4

           Notes to Consolidated Financial Statements
           (Unaudited) .........................................................................................5-6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Result of Operations ...................................................................7-13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk .............................................14

Item 4 - Controls and Procedures.................................................................................14

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K .......................................................................15

SIGNATURES & 302 Certifications...............................................................................16-18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                               September 30,    March 31,
                                                    2002           2002
                                               -------------    ---------
                                                (unaudited)
    Assets

Current Assets
Cash and cash equivalents                      $   118,549   $ 1,552,666
Receivables:
  Trade, net                                    13,392,437     6,288,425
  Others                                           692,327       296,529
Inventories                                        832,512     1,089,950
Prepaid expenses                                   563,743       388,307
Deferred tax assets                                 26,491        26,491
                                               -----------   -----------
    Total Current Assets                        15,626,059     9,642,368

Property and equipment, net                      1,241,212       703,940
Investment in geothermal power unit                584,684       581,612
Deferred tax assets                                 33,066        42,936
Other assets                                       415,432       417,617
                                               -----------   -----------
    Total Assets                               $17,900,454   $11,388,473
                                               ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                               September 30,   March 31,
                                                   2002          2002
                                               -----------   -----------
                                               (unaudited)
    Liabilities and Shareholders' Equity

Current Liabilities
Line of credit                                 $ 2,691,795   $     -
Due to related party                                 -            19,000
Accounts payable                                 9,339,072     6,609,837
Customer deposits                                  370,300       245,387
Accrued liabilities                              1,270,021       764,282
Deferred revenues                                1,104,113       840,413
                                               -----------   -----------
    Total Current Liabilities                   14,775,300     8,478,919

Deferred revenue                                   778,248       799,472
Deferred tax liability                              60,124        60,124
                                               -----------   -----------
    Total Liabilities                           15,613,672     9,338,515
                                               -----------   -----------
Shareholders' Equity
Common stock, $.01 par value; 25,000,000
  shares authorized; 7,080,498 shares issued
  and outstanding                                   70,805        70,805
Additional paid-in capital                       2,210,805     2,210,805
Retained Earnings (Deficit)                          5,173      (231,652)
                                               -----------   -----------
    Total Shareholders' Equity                   2,286,783     2,049,958
                                               -----------   -----------
    Total Liabilities and
      Shareholders' Equity                     $17,900,454   $11,388,473
                                               ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            Three Months Ended                Six Months Ended
                                               September 30,                    September 30,
                                      ----------------------------      ----------------------------
                                          2002             2001             2002             2001
                                      -----------      -----------      -----------      -----------
Revenues:
  Procurement services                $20,734,704      $14,158,118      $36,715,250      $28,703,661
  Service and consulting                4,631,745        3,227,698       12,960,224        8,185,940
  Geothermal                               37,003           45,056           82,352           89,398
                                      -----------      -----------      -----------      -----------
     Total Revenues                    25,403,452       17,430,872       49,757,826       36,978,999
                                      -----------      -----------      -----------      -----------
Cost of Revenues:
  Procurement services                 18,327,198       12,520,530       32,388,859       25,367,745
  Service and consulting                3,874,467        2,467,074       11,034,277        6,400,487
  Geothermal                               18,031           20,596           35,629           33,507
                                      -----------      -----------      -----------      -----------
     Total Cost of Revenues            22,219,696       15,008,200       43,458,765       31,801,739
                                      -----------      -----------      -----------      -----------
Gross Profit:
  Procurement services                  2,407,506        1,637,588        4,326,391        3,335,916
  Service and consulting                  757,278          760,624        1,925,947        1,785,453
  Geothermal                               18,972           24,460           46,723           55,891
                                      -----------      -----------      -----------      -----------
     Total Gross Profit                 3,183,756        2,422,672        6,299,061        5,177,260
                                      -----------      -----------      -----------      -----------
Operating Expenses:
  Selling, general and
   administrative                       3,030,999        2,063,200        6,004,798        4,217,616
  Interest                                 20,431           75,488           47,567          167,746
  E-Business costs                            -            123,941              -            357,357
                                      -----------      -----------      -----------      -----------
     Total Operating Expenses           3,051,430        2,262,629        6,052,365        4,742,719
                                      -----------      -----------      -----------      -----------
Income (Loss) From Continuing
  Operations Before Income Tax
  Expense                                 132,326          160,043          246,696          434,541
Income tax expense                          9,870            3,020            9,870            6,200
                                      -----------      -----------      -----------      -----------
Net Income                            $   122,456      $   157,023      $   236,826      $   428,341
                                      ===========      ===========      ===========      ===========
Income Per Share From Continuing
  Operations {Basic And Diluted}             $.02             $.02             $.03             $.06
Net Income Per Share {Basic
  And Diluted}                               $.02             $.02             $.03             $.06
Weighted Average Number Of
  Shares Outstanding {Basic
  And Diluted}                          7,080,498        7,080,498        7,080,498        7,080,498

The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (unaudited)

                                                       September 30,           September 30,
                                                           2002                    2001
                                                        ----------              ----------
Cash Flows From Operating Activities
Net income for the six months                          $   236,826             $   428,341
Adjustments to Reconcile Net Income To Net
Cash Provided By (Used In) Operating
  Activities:
Depreciation and amortization                              272,752                 224,569
Deferred income tax                                          9,870                   6,200
Unrealized loss (gain) on marketable
  securities                                                   -                     7,200
Changes In Operating Assets and Liabilities
Decrease in marketable securities                              -                   289,526
(Increase) Decrease in receivables                      (7,499,810)              2,464,283
Decrease (Increase) in inventories                         257,438              (1,155,694)
(Increase) Decrease in prepaid expenses                   (175,436)                 32,422
Increase (Decrease) in accounts payable                  2,729,235              (1,385,346)
Increase (Decrease) in customer deposits                   124,913                (203,202)
Increase (Decrease) in accrued liabilities                 505,739                (212,514)
Increase (Decrease) in deferred revenue                    242,476                 449,432
                                                       -----------             -----------
Net Cash (Used In) Provided By
  Operating Activities                                  (3,295,997)                945,223
                                                       -----------             -----------
Cash Flows From Investing Activities
Purchases of equipment                                    (792,144)                (43,146)
Additional security deposit                                    -                   (20,000)
Additional investment in Geothermal Unit                   (20,956)                    -
Dispose of other asset                                       2,185                     -
                                                       -----------             -----------
Net Cash Used In Investing Activities                     (810,915)                (63,146)
                                                       -----------             -----------
Cash Flows From Financing Activities
Net Increase (Decrease) in line of credit                2,691,795              (2,161,036)
Decrease in due to related parties                         (19,000)                    -
                                                       -----------             -----------
Net Cash Provided By (Used In)
  Financing Activities                                   2,672,795              (2,161,036)
                                                       -----------             -----------
Net Decrease in Cash and Cash Equivalents               (1,434,117)             (1,278,959)
Beginning Cash and Cash Equivalents                      1,552,666               2,098,198
                                                       -----------             -----------
Ending Cash and Cash Equivalents                       $   118,549             $   819,239
                                                       ===========             ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (unaudited)

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

         The exercise price of these options granted to employees during the six months ended September 30, 2002 was set at the quoted market price of Company's stock at the date of grant, resulting in no compensation expense. Option activity is summarized in the following table:

          Options outstanding - April 1, 2002                    381,328

          Activity for the six months ended September 30, 2002:
          Options granted                                         50,000
          Options exercised                                      (83,900)
          Options forfeited or expired                              -
                                                                 -------
          Options outstanding - September 30, 2002               347,428
                                                                 =======

     3. Line of Credit

On November 21, 2001, the Company entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet") under which the Company may borrow on 85% of its eligible trade receivables. Interest on outstanding loans under the revolving credit facility with Fleet is charged monthly at a fluctuating rate per annum equal to 0.25% above the prime rate and, at our option, interest on up to 50% of the outstanding loans may be charged at libor plus 2.75%. The Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of the Company assets. Since current credit facilities with two of the Company's primary trade vendors, (GE Access, and Ingram Micro.,) were also collateralized by substantially all of the Company's assets, Fleet, GE Access and Ingram Micro, have entered into intercreditor agreements, which provide that as regards to these vendors, debt obligations to Fleet are accorded priority. The lending agreement contains financial covenants that require the Company to maintain a maximum leverage ratio, a minimum debt ratio, a minimum tangible net worth ratio, and a minimum result of operations. As of September 30, 2002, the Company was in compliance with all of its financial covenants. The Company has two letters of credit totaling to $1 million assigned as security deposits issued against their line of credit. At September 30, 2002, the Company had a $2.69 million outstanding balance and an unused line of credit available of $6.31 million under the credit facility.

     4. Acquisitions

On August 12, 2002, the Company acquired certain assets of Acentra Technologies, Inc., including the assumption of the State of New Jersey computer supply and services contract for a net purchase price of $165,607 in cash.

On August 31, 2002, the Company acquired all of the customer contracts and certain assets of Turnkey Computer Systems, Inc. of Clifton, NJ. The purchase price will be paid over a two-year period and will be based on earning share derived from the customer contracts transferred from Turnkey to Emtec.

     5. Segment Information

         Summarized financial information relating to the Company's operating segments are as follows:

         For the six months ended September 30:                 2002                     2001
         External Sales

         Mt. Laurel, NJ                                     $ 3,799,768              $ 5,586,222
         Mt. Laurel, Government                               4,018,004                      -
         Cranford, NJ                                        15,898,327               14,038,508
         Cranford, Managed Building Svc                         122,455                      -
         New York City, NY                                    1,900,988                      -
         Atlanta, GA                                          9,267,435                7,997,653
         Norwalk, CT                                          1,318,394                1,499,373
         Education-Atlanta                                    7,975,448                7,767,845
         Education-Jacksonville                               5,374,656
         Geothermal                                              82,352                   89,398

              Total External Sales                          $49,757,826              $36,978,999
                                                            ===========              ===========
         Operating Profit/(Loss)

         Mt. Laurel, NJ                                     $  (381,263)             $  (239,859)
         Mt. Laurel, Government                                 250,314                      -
         Cranford, NJ                                            88,220                  589,740
         Cranford, Managed Building Svc                          12,727                      -
         New York City, NY                                     (576,181)                     -
         Atlanta, GA                                           (202,710)                (284,223)
         Norwalk, CT                                           (150,484)                (179,055)
         Education-Atlanta                                      896,198                  873,383
         Education-Jacksonville                                 283,362                      -
         e-Business                                                 -                   (357,357)
         Geothermal                                              26,513                   31,912

         Income (Loss) from Continuing
         Operations before Income Tax Expense               $   246,696              $   434,541
                                                            ===========              ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this quarterly report on Form, 10-Q.

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

o    Valuation of long lived assets

         The Company evaluates its long-lived assets as prescribed by Statement of Financial Accounting Standard No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal year beginning after December 15, 2001. Adoption of SFAS No. 144 at April 1, 2002 had no material impact on Company's financial condition and result of operations.

o    Income Taxes

         Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. At September 30, 2002, the Company has reported 90% valuation allowance.

Results of Operations

Three months ended September 30, 2002 Compared to Three months ended September 30, 2001.

         Total Revenues

         Total revenues for the IT business which includes procurement services, and service and consulting, increased by 45.90% or $7.98 million, to $25.37 million for the three months ended September 30, 2002, compared to $17.39 million for the three months ended September 30, 2001. This increase is primarily attributable to our new business with a school district in Jacksonville, Florida, and the acquisitions of Devise Associates, Inc., Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. IT revenue associated with this added business equaled to $8.33 million for the three months ended September 30, 2002. Services and consulting revenue increased by 43.50%, or $1.40 million, to $4.63 million for the three months ended September 30, 2002 compared to $3.23 million for the three months ended September 30, 2001. This increase is principally attributable to new business from our Jacksonville, Florida location, acquisitions of Devise Associates, Inc., Acentra Technologies, Inc., and Turnkey Computer Systems, Inc. Services and consulting revenue associated with these added businesses, which equaled $1.58 million for the three months ended September 30, 2002. Procurement revenues also increased by 46.45%, or $6.58 million, to $20.73 million for the three months ended September 30, 2002. This increase in product procurement revenue is also primarily attributable to new business from our Jacksonville, Florida location, the acquisitions of Devise Associates, Inc., Acentra Technologies, Inc., and Turnkey Computer Systems, Inc. Product procurement revenue associated with these added businesses equaled to $6.86 million for the three months ended September 30, 2002.

         Geothermal Revenues of $37,003 for the three months ended September 30, 2002 are consistent with the revenues for comparable previous periods.

         Gross Profit

         Our aggregate gross profit for IT business increased by 31.96%, or $766,572, to $3.16 million for the three months ended September 30, 2002. This increase is mainly attributable to a 45.90% increase in our IT revenues. Measured as a percentage of out total revenues for IT business, our overall gross profit margin decreased to 12.48% of total revenues for the three months ended September 30, 2002 from 13.79% for the three months ended September 30, 2001. This decrease is mainly due to lower gross profit margin from our services and consulting revenues.

         Gross profit for product sales increased by 47.02%, or $769,918, to $2.41 million for the three months ended September 30, 2002 as compared with $1.64 million for the three months ended September 30, 2001. This increase is mainly attributable to a 46.45% increase in product revenue. Measured as a percentage of procurement revenues, our gross profit margin attributable to procurement revenues increased to 11.61% for the three months ended September 30, 2002 from 11.57% for the three months ended September 30, 2001. This increase is mainly attributable to better sales activities during this period and our ability to obtain better pricing from our distributors in some cases.

         Gross profit for service and consulting decreased by 0.44%, or $3,346, to $757,278 for the three months ended September 30, 2002 as compared with $760,624 for the three months ended September 30, 2001. This decrease is result of a lower effective billing rates due to lower utilization of our engineers. Also, measured as a percentage of services and consulting revenues, our gross margin attributable to services and consulting revenue decreased to 16.35% of services and consulting revenue for the three months ended September 30, 2002 from 23.57% for the three months ended September 30, 2001. This decrease is also due to lower utilization of engineers during this quarter.

         The geothermal gross profit of $18,972 for the three months ended September 30, 2002 is consistent with the gross profit for comparable previous periods.

         Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses increased by 46.91%, or $967,799, to $3.03 million for the three months ended September 30, 2002 as compared with $2.06 million for the three months ended September 30, 2001. This increase is primarily a result of the following: 1) $150,000 increase in sales department expenses due to additional sales personnel salaries, commissions, recruiting, travel, telephone, and other related expenses, 2) $40,000 increase due to marketing related expenses, 3) $650,000 increase due to the addition of our New York City and Jacksonville locations and the acquisitions of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. and related expenses, including sales and administrative personnel costs, rent, insurance, depreciation, building maintenance, and 4) $87,000 due to a Sales and Use tax payment including interest to the State of New York as a result of a sales and use tax audit covering the last five years.

         Interest expense

         Interest expense for the three months ended September 30, 2002 decreased by 72.93%, or $55,057, to $20,431 for the three months ended September 30, 2002 as compared with $75,488 for the three months ended September 30, 2001. This decrease is mainly attributable to lower interest rates, lower balance on our line of credit, and improved accounts receivable collection performance.

         e-Business Costs

         e-Business costs for the three months ended September 30, 2002 was $0, as compared with $123,941 for the three months ended September 30, 2001. As of January 2002 we have discontinued our e-Business division, which was started in January 2000. This cost mainly consisted a sales and consulting team of approximately 8 employees, as well as training, certifying, marketing, and advertising expenses.

         Income Taxes

         Income tax expense for the three months ended September 30, 2002 was $9,870, as compared with $3,020 for the three months ended September 30, 2001.

Six months ended September 30, 2002 Compared to Six months ended September 30, 2001.

         Total Revenues

         Total revenues for the IT business which includes procurement services, and service and consulting, increased by 34.66% or $12.79 million, to $49.68 million for the six months ended September 30, 2002, compared to $36.89 million for the six months ended September 30, 2001. This increase is primarily attributable to our winning new business with a school district in Jacksonville, Florida, and the acquisitions of Devise Associates, Inc., Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. IT revenue associated with this added business equaled $11.42 million for the six months ended September 30, 2002. Services and consulting revenue increased by 58.32%, or $4.77 million, to $12.96 million for the six months ended September 30, 2002 compared to $8.19 million for the six months ended September 30, 2001. This increase is attributable to an increase in our manufacturers support services contracts revenues and new business with a school district in Jacksonville, Florida, and acquisitions of Devise Associates, Inc., Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. Manufacturers support services contracts revenue increased by 119.83%, or $3.80 million, to $6.98 million for the six months ended September 30, 2002 compared to $3.17 million for the six months ended September 30, 2001. This increase in manufacturers support services contracts revenue is mainly attributable to a $3.8 million sale to one customer. Services and consulting revenue associated with this added business and acquisitions equaled to almost $2.37 million for six months ended September 30, 2002. Procurement revenues also increased by 27.91%, or $8.01 million, to $36.72 million for the six months ended September 30, 2002. This increase in product procurement revenue is also attributable to new business from our Jacksonville, Florida location and the acquisitions of Devise Associates, Inc., Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. Product procurement revenue associated with this added business equaled to almost $9.16 million for the six months ended September 30, 2002.

         Geothermal Revenues of $37,003 for the six months ended September 30, 2002 are consistent with the revenues for comparable previous periods.

         Gross Profit

         Our aggregate gross profit for IT business increased by 22.08%, or $1.13 million, to $6.25 million for the six months ended September 30, 2002. This increase is mainly attributable to a 34.66% increase in our IT revenues. Measured as a percentage of our total revenues for IT business, our overall gross profit margin decreased to 12.59% of total revenues for the six months ended September 30, 2002 from 13.88% for the six months ended September 30, 2001. This decrease is mainly due to lower gross profit margin from our services and consulting revenues.

         Gross profit for product sales increased by 29.69%, or $990,475, to $4.33 million for the six months ended September 30, 2002 as compared with $3.34 million for the six months ended September 30, 2001. This increase is mainly attributable to a 27.91% increase in product revenue. Measured as a percentage of procurement revenues, our gross profit margin attributable to procurement revenues increased to 11.78% for the six months ended September 30, 2002 from 11.62% for the six months ended September 30, 2001. This increase is mainly attributable to better sales activities during this period and our ability to obtain better pricing from our distributors in some cases.

         Gross profit for service and consulting increased by 7.87%, or $140,494, to $1.93 million for the six months ended September 30, 2002 as compared with $1.79 million for the six months ended September 30, 2001. This increase is mainly attributable to an increase in the gross margin of manufacturers support services contracts revenues. Manufacturers support services contracts gross margin increased by 79.65%, or $542,343, to $1.22 million for the six months ended September 30, 2002 as compared with $680,919 for the six months ended September 30, 2001. This increase in manufacturers support service contracts gross margin is mainly attributable to gross margin of approximately $580,000 associated with a $3.8 million sale to one customer. Without this sale gross profit for services and consulting decreased by 36.38%, or $401,849, to $702,685 for the six months ended September 30, 2002 as compared with $1.10 million for the six months ended September 30, 2001. This decrease is the result of lower effective billing rates due to lower utilization rates of our engineers during this period. Also, measured as a percentage of services and consulting revenues, our gross margin attributable to services and consulting revenue decreased to 14.86% of services and consulting revenue for the six months ended September 30, 2002 from 21.81% for the six months ended September 30, 2001. This decrease is also due to lower utilization rates of engineers during this period.

         The geothermal gross profit of $46,723 for the six months ended September 30, 2002 is consistent with the gross profit for comparable previous periods.

         Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses increased by 42.37%, or $1.79, to $6.00 million for the six months ended September 30, 2002 as compared with $4.21 million for the three months ended September 30, 2001. This increase is primarily a result of the following: 1) $600,000 increase in sales department expenses due to additional sales personnel salaries, commissions, recruiting, travel, telephone, and other related expenses, 2) $140,000 increase due to marketing related expenses, 3) $800,000 increase due to the addition of our New York City and Jacksonville locations and the acquisitions of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. and related expenses, including sales and administrative personnel costs, rent, insurance, depreciation, building maintenance, 4) $60,000 increase due to a change in the allowance for bad-debt account and 5) $87,000 due to Sales and Use tax payment including interest to the State of New York as a result a of sales and use tax audit covering the last five years.

         Interest expense

         Interest expense for the six months ended September 30, 2002 decreased by 71.64%, or $120,179, to $47,567 the six months ended September 30, 2002 as compared with $167,746 for the six months ended September 30, 2001. This decrease is mainly attributable to lower interest rates, lower balance on our line of credit, and improved accounts receivable collection performance.

         e-Business Costs

         e-Business costs for the six months ended September 30, 2002 was $0, as compared with $357,357 for the six months ended September 30, 2001. As of January 2002 we discontinued our e-Business division, which was started in January 2000. This cost mainly included the building of a sales and consulting team of approximately 8 employees, as well as training, certifying, marketing, and advertising expenses.

         Income Taxes

         Income tax expense for the six months ended September 30, 2002 was $9,870, as compared with $6,200 for the six months ended September 30, 2001.

Liquidity and Capital Resources

         Cash and cash equivalents at September 30, 2002 of $118,549 represented a decrease of $1,434,117 from $1,552,666 at March 31, 2002. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit.

         Since our inception, we have funded our operations primarily from borrowings under our credit facility. On November 21, 2001, we entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet"). Interest on outstanding loans under our revolving credit facility with Fleet is charged monthly at a fluctuating rate per annum equal to 0.25% above the Prime Rate and, at our option, interest on up to 50% of the outstanding loans may be charged at LIBOR plus 2.75%. Our Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of our assets. As our current credit facilities with two of our primary trade vendors, GE Access, and Ingram Micro, were also collateralized by substantially all of our assets, we, Fleet, GE Access and Ingram Micro, have entered into intercreditor agreements, which provide that as regards to these vendors, our obligations to Fleet are accorded priority. On November 21, 2001, we also entered into a Wholesale Financing Security Agreement with IBM. This credit facility, which is collateralized by a $750,000 letter of credit from Fleet in favor of IBM, affords us up to a like amount of credit to purchase IBM products. On January 9, 2002, Fleet has also issued $250,000 letter of credit in favor of Vandergrand Properties Co., L.P., and our landlord for New York City office as a security deposit for the building lease. At September 30, 2002, we had $2.69 million outstanding balance under the credit facility and the unused line of credit available is $6.31 million with Fleet.

         Our lending agreement with Fleet contains financial covenants that require us to maintain a minimum leverage ratio, minimum debt service coverage ratio, minimum tangible net worth, and prohibits quarterly losses. As of September 30, 2002 the Company was in compliance with all of its covenants.

         At September 30, 2002, our credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows: 1) Credit Line with GE Access was $4.50 million, no interest charged, and an outstanding balance of $2.95 million. 2) Credit line with Ingram Micro was $1.75 million, at an 18% APR interest rate and an outstanding balance of $1.45 million. 3) Credit line with Tech Data was $2.5 million, no interest charged and an outstanding balance of $1.26 million. Under these credit lines we are obligated to pay each invoice within 30 days from the date of such invoice

         Capital expenditures of $813,000 during the six months ended September 30, 2002 are as follows; 1) approximately $586,000 for the purchase of computer hardware and software for our Network Operations Center to enhance our offerings in Managed Services, 2) approximately $146,000 for the purchase of vehicle, furniture and fixture, and computer hardware and software for internal use, 3) approximately $59,000 for the purchase of computer equipment to upgrade our innovation center, and 4) approximately $21,000 for the capital improvements for the geothermal well. We anticipate an additional $200,000 of capital expenditures to upgrade our network operation center, and to purchase equipment for internal use for the fiscal year ending March 31, 2003. We anticipate our new Network Operation Center to be in operation by end of December 2002. Currently our recurring managed services revenues equal approximately $16,000 a month.

         The Company has no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

         We believe that our available funds, together with existing credit facilities, will be adequate to satisfy our current and planned operations for at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our average balance on the line of credit for the last six months has been approximately $1.45 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $14,500 annually.

Item 4. Controls and Procedures

         Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K filed during the quarter ended March 31, 2002:

         Form 8-K filed on August 26, 2002, under Item 2, disclosing the acquisitions of Acentra Technologies, Inc. on August 12, 2002.

         Form 8-K filed on September 13, 2002, under Item 2, disclosing the acquisitions of Turnkey Computer Systems, Inc. on August 31, 2002.

         Form 8-K filed on August 14, 2002, under Item 9, Regulation FD Disclosure.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

                               EMTEC, INC.

                               By: /s/ JOHN P. HOWLETT
                                   --------------------------------------------
                                       John P. Howlett
                                       Chairman, President, and Chief
                                       Executive Officer
                                       (Principal Executive Officer)

                               By: /s/ SAM BHATT
                                   --------------------------------------------
                                       Sam Bhatt
                                       Vice President - Finance and Operations
                                       (Principal Financial and
                                       Accounting Officer)

Date: November 14, 2002

I, John P. Howlett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Emtec, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

                                            /s/ JOHN P. HOWLETT
                                            ------------------------------
                                            John P. Howlett
                                            Chairman, President, and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

I, Sam Bhatt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Emtec, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

                                      /s/ SAM BHATT
                                      ---------------------------------------
                                      Sam Bhatt
                                      Vice President - Finance and Operations
                                      (Principal Financial and
                                      Accounting Officer)

                            STATEMENT OF DIFFERENCES

The section symbol shall be expressed as...................................'SS'