Form 10-Q
period 2002-12-31
EMTEC INC/NJ
filed 2003-02-14
CIK 5117

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For The Quarterly Period Ended
                                December 31, 2002


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

                    Yes [X]                         No [ ]

The number of shares of Common Stock outstanding as of February 10, 2003 was 7,080,498.

                                   EMTEC, INC.
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2002

                                Table of Contents


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

           Consolidated Balance Sheets
           December 31, 2002 (Unaudited) and March 31, 2002.....................................................1-2

           Consolidated Statements of Operations
           for the Three and Nine months ended December 31, 2002 (Unaudited) and
           2001 (Unaudited) ......................................................................................3

           Consolidated Statements of Cash Flows
           for the Nine months ended December 31, 2002 (Unaudited) and 2001 (Unaudited) ..........................4

           Notes to Consolidated Financial Statements
           (Unaudited) .........................................................................................5-8

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Result of Operations .................................................................9-19

Item 3 - Quantitative and Qualitative Disclosures About Market Risk .............................................20

Item 4 - Controls and Procedures.................................................................................21


PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a vote by Securities Holders...................................................22

Item 6 - Exhibits and Reports on Form 8-K .......................................................................22

SIGNATURES & 302 Certifications...............................................................................23-25


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS




                                             December 31,       March 31,
                                                2002              2002
                                            -------------     ------------
                                             (unaudited)

    Assets

Current Assets

Cash and cash equivalents                     $    290,053  $  1,552,666
Receivables:
  Trade, net                                    14,806,400     6,288,425
  Others                                         1,159,067       296,529
Inventories                                      1,607,669     1,089,950
Prepaid expenses                                   695,709       388,307
Deferred tax assets                                 26,491        26,491
                                               -----------   -----------

    Total Current Assets                        18,585,389     9,642,368

Property and equipment, net                      1,268,963       703,940
Investment in geothermal power unit                575,866       581,612
Deferred tax assets                                 33,066        42,936
Other assets                                       421,256       417,617
                                               -----------   -----------

    Total Assets                               $20,884,540   $11,388,473
                                               ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.


                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                December 31,      March 31,
                                                    2002             2002
                                                -----------       ----------
                                                         (unaudited)

    Liabilities and Shareholders' Equity

Current Liabilities

Line of credit                                 $    326,483   $      -
Due to related party                                  -            19,000
Accounts payable                                 14,489,639     6,609,837
Customer deposits                                   190,000       245,387
Accrued liabilities                               1,578,050       764,282
Deferred revenues                                 1,952,860       840,413
                                                -----------   -----------

    Total Current Liabilities                    18,537,032     8,478,919

Deferred revenue                                    767,626       799,472
Deferred tax liability                               60,124        60,124
                                                -----------   -----------

    Total Liabilities                            19,364,782     9,338,515
                                                -----------   -----------


Shareholders' Equity

Common stock, $.01 par value; 25,000,000
  shares authorized; 7,080,498 shares issued
  and outstanding                                    70,805        70,805
Additional paid-in capital                        2,210,805     2,210,805
Deficit                                          (  761,852)  (   231,652)
                                                -----------   -----------

    Total Shareholders' Equity                    1,519,758     2,049,958
                                                -----------   -----------

    Total Liabilities and
      Shareholders' Equity                      $20,884,540   $11,388,473
                                                ===========   ===========



The accompanying notes are an integral part of these consolidated financial statements.


                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           Three Months Ended                Nine Months Ended
                                               December 31,                     December 31,
                                        -------------------------         ------------------------
                                          2002            2001              2002           2001
                                        --------        ---------         --------       ---------
Revenues:
  Procurement services                  $18,522,103     $14,255,967     $55,237,353     $42,959,628
  Service and consulting                  6,332,241       6,228,978      19,292,465      14,414,918
  Geothermal                                 45,353          45,256         127,705         134,654
                                        -----------     -----------     -----------     -----------

     Total Revenues                      24,899,697      20,530,201      74,657,523      57,509,200
                                        -----------     -----------     -----------     -----------

Cost of Revenues:
  Procurement services                   16,681,947      12,783,001      49,070,806      38,150,746
  Service and consulting                  5,891,255       4,958,895      16,925,532      11,359,382
  Geothermal                                 18,154          13,262          53,783          46,769
                                         ----------      ----------      ----------      ----------

     Total Cost of Revenues              22,591,356      17,755,158      66,050,121      49,556,897
                                        -----------     -----------     -----------     -----------
Gross Profit:

  Procurement services                    1,840,156       1,472,966       6,166,547       4,808,882
  Service and consulting                    440,986       1,270,083       2,366,933       3,055,536
  Geothermal                                 27,199          31,994          73,922          87,885
                                         ----------      ----------      ----------      ----------

     Total Gross Profit                   2,308,341       2,775,043       8,607,402       7,952,303
                                        -----------     -----------     -----------     -----------
Operating Expenses:

  Selling, general and
   administrative                         3,016,008       2,564,068       9,020,806       6,781,684
  Interest                                   59,359          36,347         106,926         204,093
  E-Business costs                            -             145,248           -             502,605
                                         ----------      ----------      ----------      ----------

     Total Operating Expenses             3,075,367       2,745,663       9,127,732       7,488,382
                                        -----------     -----------     -----------     -----------

Income (Loss) From Continuing
  Operations Before Income Tax
  Expense                                (  767,026)         29,380      (  520,330)        463,921

Income tax expense                            -             -                 9,870           6,200
                                        -----------     -----------     -----------     -----------

Net (Loss) Income                       $(  767,026)    $    29,380     $(  530,200)    $   457,721
                                        ===========     ===========     ===========     ===========

(Loss) Income Per Share From Continuing
  Operations {Basic And Diluted}        $     (0.11)    $       .00     $     (0.07)    $       .06

Net (Loss) Income Per Share {Basic
  And Diluted}                          $     (0.11)    $       .00     $     (0.07)    $       .06

Weighted Average Number Of
  Shares Outstanding {Basic
  And Diluted}                            7,080,498       7,080,498       7,080,498       7,080,498



The accompanying notes are an integral part of these consolidated financial statements.


                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (unaudited)

                                              December 31,   December 31,
                                                  2002          2001
                                             -------------  --------------
Cash Flows From Operating Activities
Net (loss)income for the nine months            $(530,200)    $   457,721

Adjustments to Reconcile Net Income To Net
Cash Provided By (Used In) Operating
  Activities:
Depreciation and amortization                     439,855         386,075
Deferred income tax                                 9,870           6,200
Unrealized loss (gain) on marketable
  securities                                        -               8,476

Changes In Operating Assets and Liabilities
Decrease in marketable securities                   -             288,256
(Increase) Decrease in receivables             (9,380,513)      2,883,219
(Increase) Decrease in inventories               (517,719)        245,787
(Increase) Decrease in prepaid expenses          (307,402)         83,223
Increase in accounts payable                    7,879,802         138,637
(Decrease) in customer deposits                   (55,387)       (203,206)
Increase in accrued liabilities                   813,768         172,104
Increase in deferred revenue                    1,080,610         230,862
                                               ----------      ----------
Net Cash (Used In)Provided By
  Operating Activities                           (567,316)      4,697,354
                                               ----------      ----------

Cash Flows From Investing Activities
Purchases of equipment                           (978,185)        (99,211)
Additional security deposit                         -             (20,000)
Additional investment in Geothermal Unit          (20,956)           -
(Purchase) Dispose of other asset                  (3,639)          2,364
                                               ----------      ----------

Net Cash Used In Investing Activities          (1,002,780)       (116,847)
                                               ----------      ----------

Cash Flows From Financing Activities
Net increase (decrease) in line of credit         326,483      (6,535,405)
(Decrease) in due to related parties              (19,000)        -
                                               ----------      ----------
Net Cash Provided By (Used In)
  Financing Activities                            307,483      (6,535,405)
                                               ----------     ----------

Net Decrease in Cash and Cash Equivalents      (1,262,613)     (1,954,898)
                                               ----------      ----------

Beginning Cash and Cash Equivalents             1,552,666      2,098,198
                                               ----------      ----------

Ending Cash and Cash Equivalents               $  290,053      $  143,300
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

The exercise price of these options granted to employees during the nine months ended December 31, 2002 was set at the quoted market price of Company's stock at the date of grant, resulting in no compensation expense. Option activity is summarized in the following table:


          Options outstanding - April 1, 2002                    381,328

          Activity for the nine months ended December 31, 2002:
          Options granted                                         80,000
          Options exercised
          Options forfeited or expired                           (83,900)
                                                                --------
          Options outstanding - December 31, 2002                377,428
                                                                ========

3. Line of Credit

         On November 21, 2001, the Company entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet") under which the Company may borrow on 85% of its eligible trade receivables. Interest on outstanding loans under the revolving credit facility with Fleet is charged monthly at a fluctuating rate per annum equal to 0.25% above the prime rate and, at our option, interest on up to 50% of the outstanding loans may be charged at libor plus 2.75%. The Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of the Company assets. Since current credit facilities with two of the Company's primary trade vendors, (GE Access, and Ingram Micro.,) were also collateralized by substantially all of the Company's assets, Fleet, GE Access and Ingram Micro, have entered into intercreditor agreements, which provide that as regards to these vendors, debt obligations to Fleet are accorded priority. The lending agreement contains financial covenants that require the Company to maintain a maximum leverage ratio, a minimum debt ratio, a minimum tangible net worth ratio, and a minimum result of operations. As of December 31, 2002, the Company was not in compliance with any of its financial covenants. The Company has two letters of credit totaling $1 million assigned as security deposits and issued against its line of credit. At December 31, 2002, the Company had a $326,483 outstanding balance under the credit facility.

Fleet is currently reviewing the Company's financial performance for the nine months ended December 31, 2002. The Company cannot state with any certainty the terms, if any, upon which Fleet will waive such non-compliance, the terms, if any, upon which the credit facility will be continued or the duration of the facility. The Company's non-compliance could result in a demand for immediate repayment or revised terms that could materially limit our financial and operating flexibility.

4. Trade Receivables

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of the accounts. Trade accounts receivable consists of the following:

                                                             December 31, 2002                         March 31, 2002
                                                             -----------------                         --------------
Trade Receivable                                                   $14,999,675                             $6,441,028
Allowance for doubtful accounts                                      (193,275)                              (152,603)
                                                                   -----------                             ----------
Trade Receivable, net                                              $14,806,400                             $6,288,425
                                                                   -----------                             ----------


5. Inventory

Inventories are stated at lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase price. The Company provides an inventory reserve for obsolescence and deterioration based on management's review of product sales. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $482,000 and $452,000 at December 31, 2002 and March 31, 2002, respectively.

6. Acquisitions

On January 9, 2002, the Company acquired substantially all of the assets of Devise Associates, Inc., an information technology consulting and managed services organization located in New York City. The Company paid an aggregate price of $355,051 in cash.

On August 12, 2002, the Company acquired certain assets of Acentra Technologies, Inc., including the assumption of the State of New Jersey computer supply and services contract for a net purchase price of $165,607 in cash.

On August 31, 2002, the Company acquired all of the customer contracts and certain assets of Turnkey Computer Systems, Inc. of Clifton, NJ. The purchase price will be paid over a two-year period and will be based on an earning share derived from the customer contracts transferred from Turnkey to Emtec.

7. Segment Information

Summarized financial information relating to the Company's operating segments are as follows:


For the three months ended December 31:              2002              2001

         External Sales

         Mt. Laurel, NJ                         $  1,278,036    $  2,485,358
         Mt. Laurel, Government                    3,161,905            --
         Cranford, NJ                              4,639,065       9,136,015
         Cranford, Managed Building Svc              483,032            --
         New York City, NY                         1,207,628            --
         Atlanta, GA                               2,921,978       6,706,604
         Norwalk, CT                                 648,083         517,154
         Education-Atlanta                         8,108,791       1,639,814
         Education-Jacksonville                    2,405,826            --
         Geothermal                                   45,353          45,256
                                                ------------    ------------

              Total External Sales              $ 24,899,697    $ 20,530,201
                                                ============    ============

         Operating Profit/(Loss)

         Mt. Laurel, NJ                         $   (275,135)   $   (257,481)
         Mt. Laurel, Government                     (303,356)           --
         Cranford, NJ                                (93,932)        207,279
         Cranford, Managed Building Svc               43,572            --
         New York City, NY                          (630,677)           --
         Atlanta, GA                                (209,316)        142,785
         Norwalk, CT                                 (36,718)        (94,143)
         Education-Atlanta                           670,699         154,104
         Education-Jacksonville                       51,775            --
         e-Business                                     --          (145,248)
         Geothermal                                   16,062          22,084
                                                ------------    ------------

         Income (Loss) from Continuing
         Operations before Income Tax Expense   $   (767,026)   $     29,380
                                                ============    ============



For the nine months ended December 31:               2002           2001

         External Sales

         Mt. Laurel, NJ                         $  5,077,804    $  8,096,309
         Mt. Laurel, Government                    7,179,900            --
         Cranford, NJ                             20,537,392      23,150,217
         Cranford, Managed Building Svc              605,487            --
         New York City, NY                         3,108,616            --
         Atlanta, GA                              12,189,413      14,703,842
         Norwalk, CT                               1,966,477       2,016,527
         Education-Atlanta                        16,059,247       9,407,651
         Education-Jacksonville                    7,805,482            --
         Geothermal                                  127,705         134,654
                                                ------------    ------------

              Total External Sales              $ 74,657,523    $ 57,509,200
                                                ============    ============


         Operating Profit/(Loss)

         Mt. Laurel, NJ                         $   (657,299)   $   (497,499)
         Mt. Laurel, Government                      (53,380)           --
         Cranford, NJ                                  3,216         797,019
         Cranford, Managed Building Svc               48,833            --
         New York City, NY                        (1,206,858)           --
         Atlanta, GA                                (412,026)       (141,438)
         Norwalk, CT                                (187,202)       (273,198)
         Education-Atlanta                         1,566,897       1,027,930
         Education-Jacksonville                      335,137            --
         e-Business                                     --          (502,605)
         Geothermal                                   42,352          53,712
                                                ------------    ------------

         Income (Loss) from Continuing
         Operations before Income Tax Expense   $   (520,330)   $    463,921
                                                ============    ============


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

Critical Accounting Policies

o    Revenue Recognition

         The Company recognizes revenues based upon Staff Accounting Bulletin #101 (SAB 101). SAB 101 states that revenue recognition cannot occur until the earnings process is complete (evidenced), by an agreement between the company and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. If significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. The Company had followed these principles of revenue recognition prior to the implementation of SAB 101. Therefore, SAB 101 has had no impact on revenue reporting. Procurement services represent sales of computer hardware and prepackaged software. Revenue from consulting and support service contracts are recognized ratably over the contract or service period. Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately at their contract date/sale date.

o    Trade Receivables

         The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables, their respective age, and management's evaluation of periodic aging of the accounts.

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

o    Valuation of long lived assets

         The Company evaluates its long-lived assets as prescribed by Statement of Financial Accounting Standard No. 144("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal year beginning after December 15, 2001. Adoption of SFAS No. 144 at April 1, 2002 had no material impact on Company's financial condition and result of operations.

o    Income Taxes

         Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. At March 31, 2002, the Company reported 90% valuation allowance on deferred tax asset. For the nine months ended December 31, 2002 a 100% valuation allowance has been recorded to offset the value of income tax benefits from the current operating loss.

Results of Operations

Three months ended December 31, 2002 Compared to Three months ended December 31, 2001.

         Total Revenues

         Total revenues for the IT business which includes procurement services, and services and consulting, increased by 21.33% or $4.37 million, to $24.85 million for the three months ended December 31, 2002, compared to $20.48 million for the three months ended December 31, 2001. This increase is primarily attributable to our new business, which commenced in March 2002, with a school district in Jacksonville, Florida, and our acquisitions of Devise Associates, Inc. in January 2002, Acentra Technologies, Inc. in August 2002 and Turnkey Computer Systems, Inc. in August 2002, IT revenue associated with this added business equaled $7.26 million for the three months ended December 31, 2002. Excluding the new business attributable to these added businesses, total revenues for the IT business decreased by 14.11%, or $2.89 million for the three months ended December 31, 2002. This decrease is primarily due to a slow-down in the economy, especially in the IT industry.

         Services and consulting revenue increased by 1.66%, or $103,263, to $6.33 million for the three months ended December 31, 2002, compared to $6.23 million for the three months ended December 31, 2001. This increase is the net result of (a) additional revenues of approximately $2.19 in the three months ended December 31, 2002 from the new school district business from the Jacksonville, Florida location and from the acquired businesses mentioned above and (b) reduced revenues of $2.09 million for the same period from our existing businesses. This decrease in services and consulting revenue is also due to a slow-down in the economy and less demands for the IT services we offer.

         Procurement revenues increased by 29.93%, or $4.27 million, to $18.52 million for the three months ended December 31, 2002. This increase in product procurement revenue is also primarily attributable to new business from our Jacksonville, Florida location and the acquisitions of Devise Associates, Inc., Acentra Technologies, Inc., and Turnkey Computer Systems, Inc. Product procurement revenue associated with these added businesses equaled $5.06 million for the three months ended December 31, 2002. Excluding the business attributable to these added businesses, procurement revenue decreased by 5.57%, or $793,864 for the three months ended December 31, 2002. This decrease is primarily due to a slow-down in the economy, especially in the IT industry.

         Geothermal Revenues of $45,353 for the three months ended December 31, 2002 are consistent with the revenues for comparable previous periods.

         Gross Profit

         Our aggregate gross profit for the IT business decreased by 16.84%, or $461,907, to $2.28 million for the three months ended December 31, 2002, compared to $2.74 million for the three months ended December 31, 2001. Measured as a percentage of our total revenues for the IT business, our overall gross profit margin decreased to 9.18% of total revenues for the three months ended December 31, 2002 from 13.39% for the three months ended December 31, 2001. This decrease is mainly due to a lower gross profit margin from our services and consulting revenues.

         Gross profit for service and consulting decreased by 65.28%, or $829,097, to $440,986 for the three months ended December 31, 2002 as compared with $1.27 million for the three months ended December 31, 2001. This decrease is the result of lower effective billing rates (total revenue generated divided by total billable hours available during the period) due to lower utilization rates (billable hours divided by paid hours) of our engineers. Also, measured as a percentage of services and consulting revenues, our gross margin attributable to services and consulting revenue decreased to 6.96% of services and consulting revenue for the three months ended December 31, 2002, from 20.39% for the three months ended December 31, 2001. This decrease is also due to lower effective billing rates and utilization rates of engineers during this quarter.

          Gross profit for product sales increased by 24.93%, or $367,190 to $1.84 million for the three months ended December 31, 2002, as compared with $1.47 million for the three months ended December 31, 2001. This increase is mainly attributable to a 29.93% increase in product revenue. Measured as a percentage of procurement revenues, our gross profit margin attributable to procurement revenues decreased to 9.93% for the three months ended December 31, 2002, from 10.33% for the three months ended December 31, 2001. This decrease is principally due to the competition and the slow-down in the economy.

         The geothermal gross profit of $27,199 for the three months ended December 31, 2002 is consistent with the gross profit for comparable previous periods.

         Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses increased by 17.63%, or $451,940, to $3.02 million for the three months ended December 31, 2002, compared with $2.56 million for the three months ended December 31, 2001. This increase is primarily due to the sales, general and administrative expenses associated with new business from our Jacksonville, Florida location and the acquisitions of Devise Associates, Inc., Acentra Technologies, Inc., and Turnkey Computer Systems, Inc. Sales, general and administrative expenses associated with these added businesses equaled $1.06 million for the three months ended December 31, 2002. Measured as a percentage of our total revenues, our sales, general and administrative expense decreased to 12.11% of total revenues for the three months ended December 31, 2002, from 12.49% for the three months ended December 31, 2001. This decrease is mainly due to our continued efforts to streamline many of our sales and operational functions.

         Interest expense

         Interest expense for the three months ended December 31, 2002 increased by 63.31%, or $23,012, to $59,359 for the three months ended December 31, 2002, as compared with $36,347 for the three months ended December 31, 2001. This increase is mainly due to an increase in day's sales outstanding compared with the prior period and pre-payment terms with vendors, such as IBM and Dell.

         e-Business Costs

         e-Business costs for the three months ended December 31, 2002 was $0, as compared with $145,248 for the three months ended December 31, 2001. As of January 2002 we discontinued our e-Business division, which was started in January 2000. That cost had mainly consisted of costs associated with maintaining a sales and consulting team of approximately 8 employees and training, certifying, marketing, and advertising expenses.

Nine months ended December 31, 2002 Compared to Nine months ended December 31, 2001.

         Total Revenues

         Total revenues for the IT business which includes procurement services, and service and consulting, increased by 29.90% or $17.16 million, to $74.53 million for the nine months ended December 31, 2002, compared to $57.37 million for the nine months ended December 31, 2001. This increase is primarily attributable to our new business, which commenced in March 2002, with a school district in Jacksonville, Florida, and our acquisitions of Devise Associates, Inc. in January 2002, Acentra Technologies, Inc. in August 2002 and Turnkey Computer Systems, Inc. in August 2002 as well. IT revenue associated with this added business equaled $18.70 million for the nine months ended December 31, 2002.

         Services and consulting revenue increased by 33.84%, or $4.88 million, to $19.29 million for the nine months ended December 31, 2002 compared to $14.41 million for the nine months ended December 31, 2001. This increase is attributable to an increase in our manufacturers support services contracts revenues and new business with a school district in Jacksonville, Florida, and from the acquired businesses mentioned above. Manufacturers support services contracts revenue increased by 47.10%, or $3.27 million, to $10.20 million for the nine months ended December 31, 2002 compared to $6.93 million for the nine months ended December 31, 2001. This increase in manufacturers support services contracts revenue is mainly attributable to a $3.8 million sale to one customer. Services and consulting revenue associated with this added business and acquisitions equaled to $4.59 million for the nine months ended December 31, 2002. Without these acquisitions, services and consulting revenue would only be increased by 2.01%, or $290,000 for the nine months ended December 31, 2002.

         Procurement revenues also increased by 28.58%, or $12.28 million, to $55.23 million for the nine months ended December 31, 2002. This increase is the net result of the additional revenues of Jacksonville, Florida location and the acquisitions of Devise Associates, Inc., Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. of approximately $17.19 recorded in the nine months ended December 31, 2002 and a reduction of revenues from the existing business of $4.91 million for the same period. This reduction of revenues from the existing business is primarily due to a slow-down in the economy, especially in the IT industry.

         Geothermal Revenues of $127,705 for the nine months ended December 31, 2002 are consistent with the revenues for comparable previous periods.

         Gross Profit

         Our aggregate gross profit for IT business increased by 8.51%, or $669,062, to $8.53 million for the nine months ended December 31, 2002. This increase is mainly attributable to a 29.90% increase in our IT revenues. Measured as a percentage of our total revenues for IT business, our overall gross profit margin decreased to 11.45% of total revenues for the nine months ended December 31, 2002 from 13.71% for the nine months ended December 31, 2001. This decrease is mainly due to lower gross profit margin from our services and consulting revenues.

          Gross profit for product sales increased by 28.23%, or $1.36 million, to $6.17 million for the nine months ended December 31, 2002 as compared with $4.81 million for the nine months ended December 31, 2001. This increase is mainly attributable to a 28.58% increase in product revenue. Measured as a percentage of procurement revenues, our gross profit margin attributable to procurement revenue is consistent with comparable previous period.

         Gross profit for service and consulting decreased by 22.54%, or $688,603 , to $2.37 million for the nine months ended December 31, 2002 as compared with $3.06 million for the nine months ended December 31, 2001. This decrease is the result of lower effective billing rates due to poor utilization rates of our engineers during this period. Also, measured as a percentage of services and consulting revenues, our gross margin attributable to services and consulting revenue decreased to 12.27% of services and consulting revenue for the nine months ended December 31, 2002 from 21.20% for the nine months ended December 31, 2001. This decrease is also due to lower utilization rates of engineers during this period.

         The geothermal gross profit of $73,922 for the nine months ended December 31, 2002 is consistent with the gross profit for comparable previous periods.

         Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses increased by 33.02%, or $2.24, to $9.02 million for the nine months ended December 31, 2002 as compared with $6.78 million for the nine months ended December 31, 2001. This increase is primarily a result of the following: 1) $2.24 million increase due to our new business with a school district in Jacksonville, Florida and the acquisitions of Devise Associates, Inc., Acentra Technologies, Inc., and Turnkey Computer Systems, Inc. This includes expenses such as sales and administrative personnel costs, sales commissions, benefit expense, rent, insurance, depreciation, building maintenance, and other fixed costs, 2) $87,000 due to Sales and Use tax payment including interest to the State of New York as a result a of sales and use tax audit covering the last five years.

         Interest expense

         Interest expense for the nine months ended December 31, 2002 decreased by 47.61%, or $97,167, to $106,926 the nine months ended December 31, 2002 as compared with $204,093 for the nine months ended December 31, 2001. This decrease is mainly attributable to lower interest rates, lower balance on our line of credit, and improved accounts receivable collection performance during the period.

         e-Business Costs

         e-Business costs for the nine months ended December 31, 2002 was $0, as compared with $502,605 for the nine months ended December 31, 2001. As of January 2002 we discontinued our e-Business division, which was started in January 2000. This cost had mainly consisted of costs associated with maintaining a sales and consulting team of approximately 8 employees, as well as training, certifying, marketing, and advertising expenses.

         Income Taxes

         Income tax expense for the nine months ended December 31, 2002 was $9,870, as compared with $6,200 for the nine months ended December 31, 2001.

Factors That May Affect Future Results


         Our future operating results may be affected by a number of factors including uncertainties relative to national economic conditions, especially as they affect interest rates, business insurance industry factors, our ability to successfully increase business, and effectively manage expense margins.

         Since our inception, we have funded our operations primarily from borrowings under our credit facility. We are currently in default under our credit facility, which could result in a demand for immediate repayment. Revised terms of our indebtedness could materially limit our financial and operating flexibility.

         We must continue to effectively manage expenses in relation to revenues by directing new business development towards markets that complement or improve our existing service lines. Management must also continue to emphasize operating efficiencies through cost containment strategies, reengineering efforts, and improved service delivery techniques. The most significant cost relating to the services component of our business is personnel expense, which consists of salaries, benefits, and payroll related expenses. Thus, the financial performance of our service business is based primarily upon billing margins (billable hourly rates less the costs to us of service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of our business will depend in large part upon our ability to maintain high utilization rates at profitable billing margins. The competition for quality technical personnel has continued to intensify, resulting in increased personnel costs. This intense competition has caused our billing margins to be lower than they might otherwise have been. Our utilization rates for service personnel likely will also be adversely affected during periods of rapid and concentrated hiring.

                  Emtec is a system integrator focused on providing technology solutions that enables our customers to effectively use and manage their data to grow their business. Our areas of specialization in IT services include remote network monitoring, help desk, network design, enterprise backup and storage consolidation, and network security. While we have offered IT services to our customers since 1983, our major emphasis on IT consulting and services began in 1995 and we started focusing on our new managed services and network security during the fiscal year 2002. We have invested approximately $710,000 for the purchase of computer hardware, software, and consulting services for our Network Operations Center to enhance our offerings in Managed Services. We anticipate our new network operations center to be in operation and fully functional by end of February 2003. The grand opening event for our customers to visit the network operation center in New York City Office is scheduled for February 21, 2003. Currently our recurring managed services revenues equal approximately $16,000 a month. We have limited experience in developing, marketing, or providing these services. We cannot assure that we will be able to successfully market such services to either new or existing customers, that our services will achieve market acceptance, or that we will be able to effectively hire, integrate, and manage additional technical personnel to enable us to perform these services to our customers' expectations This industry has been characterized by rapid technological advances that have resulted in frequent introductions of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. Our operating results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with greater financial and other resources. Also, our operating results could be adversely impacted should our Company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes marketing efforts, acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful the timing thereof.

Liquidity and Capital Resources

         Cash and cash equivalents at December 31, 2002 of $290,053 represented a decrease of $1,262,613 from $1,552,666 at March 31, 2002. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit.

         Since our inception, we have funded our operations primarily from borrowings under our credit facility. On November 21, 2001, we entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet"). Interest on outstanding loans under our revolving credit facility with Fleet is charged monthly at a fluctuating rate per annum equal to 0.25% above the Prime Rate and, at our option, interest on up to 50% of the outstanding loans may be charged at LIBOR plus 2.75%. Our Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of our assets. As our current credit facilities with two of our primary trade vendors, GE Access, and Ingram Micro, were also collateralized by substantially all of our assets, we, Fleet, GE Access and Ingram Micro, have entered into intercreditor agreements, which provide that as regards to these vendors, our obligations to Fleet are accorded priority. On November 21, 2001, we also entered into a Wholesale Financing Security Agreement with IBM. This credit facility, which is collateralized by a $750,000 letter of credit from Fleet in favor of IBM, affords us up to a like amount of credit to purchase IBM products from IBM Global Financing. On January 9, 2002, Fleet also issued a $250,000 letter of credit in favor of Vandergrand Properties Co., L.P., our landlord for our New York City office, as a security deposit for the building lease. At December 31, 2002, we had a $326,483 outstanding loan balance under the credit facility.

         Our lending agreement with Fleet contains financial covenants that require us to maintain a minimum leverage ratio, minimum debt service coverage ratio, minimum tangible net worth, and prohibits quarterly losses. As of December 31, 2002 the Company was not in compliance with any of its covenants. The following table quantifies the Company's non-compliance with its financial covenants with Fleet.


----------------------------------------------------------------------------------------------------
              Covenants                           Required                  Actual As of 12/31/02
----------------------------------------------------------------------------------------------------
            Leverage Ratio                Not to exceed 11.0 : 1.0               14.33 : 1.0
----------------------------------------------------------------------------------------------------
     Debt Service Coverage Ratio       Not to be less than 1.20 : 1.0           (4.27) : 1.0
----------------------------------------------------------------------------------------------------
          Tangible Net Worth           Not to be less than $1,842,000            $1,350,888
----------------------------------------------------------------------------------------------------
        Prohibition on Losses            No Quarterly Losses Allowed           Loss ($767,026)
----------------------------------------------------------------------------------------------------


         Fleet is currently reviewing our financial performance for the nine months ended December 31, 2002. We cannot state with any certainty upon what terms, if any, that Fleet will waive our non-compliance, upon what terms, if any, that the credit facility will be continued and if it is continued, its duration. Our non-compliance could result in a demand for immediate repayment or the revised terms of the facility that could materially limit our financial and operating flexibility. If Fleet does not waive our non-compliance and demand for immediate repayment, we will be forced to find a substitute lender. We cannot state with certainty how successful we will be in finding a substitute lender.

         At December 31, 2002, our credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows: 1) Our credit Line with GE Access was $7.50 million, no interest charged, with an outstanding principal balance of $6.11 million. 2) Our credit line with Ingram Micro was $4.0 million, at an 18% APR interest rate, with an outstanding principal balance of $3.72 million. 3) Our credit line with Tech Data was $2.5 million, no interest charged, with an outstanding balance of $2.04 million. Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice

         Our capital expenditures of approximately $1 million during the nine months ended December 31, 2002 are as follows; 1) approximately $710,000 for the purchase of computer hardware, software, and consulting services for our Network Operations Center to enhance our offerings in Managed Services, 2) approximately $210,000 for the purchase of vehicles, furniture and fixtures, and computer hardware and software for internal use mainly due to the acquisitions of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. 3) approximately $59,000 for the purchase of computer equipment to upgrade our innovation center, and 4) approximately $21,000 for the capital improvements for the geothermal well. We anticipate an additional $100,000 in capital expenditures to upgrade our network operation center and to purchase equipment for internal use for the fiscal year ending March 31, 2003. We anticipate our new Network Operation Center will be in operation and fully functional by the end of February 2003. The grand opening event for our customers to visit the network operation center in New York City Office is scheduled for February 21, 2003..

         The Company has no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

         We cannot state with any certainty that our available funds, will be adequate to satisfy our current and planned operations for at least the next 12 months.

Recent Accounting Pronouncement

         In June 2001 the FASB issued SFAS No. 143 "Accounting for Asset Retirement obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS 143 will have any material impact upon the Company's financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used, and (ii) measurement of long-lived assists to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board's No. 30 ("APB 30"), "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of, but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 144 effective April 1, 2002. The adoption of this standard did not have any impact on the Company's financial statements.

         In April 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirement." This Statement also rescinds FASB Statement No. 44 "Accounting for Intangible Assets for Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions; and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirement for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our average balance on the line of credit for the last nine months has been approximately $2.10 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $21,000 annually.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a vote by Securities Holders

        The Annual Meeting of Shareholders of the Company (the "Meeting") was held on October 30, 2002. There were present at the Meeting in person or by proxy shareholders holding an aggregate of 5,867,340 shares of Common Stock of a total number of 7,080,498 shares of Common Stock issued, outstanding and entitled to vote at the Meeting. The results of the vote taken at the Meeting with respect to the nominee for director were as follows:

---------------------------------------------------------------------------------------------
                      Nominee                             For              Withhold
---------------------------------------------------------------------------------------------
         George F. Raymond (one year term)             5,855,540            11,800
---------------------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K filed during the quarter ended December 31, 2002:

         Form 8-K/A filed on December 12, 2002, required by Item 7(b) of the Form 8-K filed on August 26, 2002 and September 13, 2002 disclosing the acquisitions of Acentra Technologies, Inc. on August 12, 2002 and Turnkey Computer Systems, Inc. on August 31, 2002. The Form 8-K/A included , under Item 7, audited Financial Statements of Business Acquired, and Pro Forma Financial Information.

         Form 8-K filed on November 14, 2002, under Item 9, Regulation FD Disclosure.

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


                                       By: /s/ SAM BHATT
                                            ----------------------
                                               Sam Bhatt
                                               Vice President - Finance
                                               (Principal Financial and
                                               Accounting Officer)


Date: February 14, 2003

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

Date: February 14, 2003

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

Date: February 14, 2003

                                       /s/ SAM BHAT
                                       ---------------------------------------
                                       Sam Bhatt
                                       Vice President - Finance and Operations
                                       (Principal Financial and
                                       Accounting Officer)