Form 10-K
period 2003-03-31
EMTEC INC/NJ
filed 2003-07-15
CIK 5117

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-K


(Mark One)
     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2003

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
     For the transition period from..........to...............


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

                          Common Stock, $0.01 par value
                         -------------------------------
                                 Title of class


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  ( ) Yes   (X) No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2002 was approximately $1,415,606 computed by reference to the closing price of the common stock for that date.

As of July 1, 2003, there were outstanding 7,080,498 shares of the registrant's common stock.

                                   EMTEC, INC.
                          2003 FORM 10-K ANNUAL REPORT

                                Table of Contents


                                     PART I

Item 1.    Business...............................................................................................1
Item 2.    Properties.............................................................................................9
Item 3.    Legal Proceedings.....................................................................................10
Item 4.    Submission of Matters to a Vote of Security Holders...................................................10

                                     PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder Matters................................11
Item 6.    Selected Financial Data...............................................................................11
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................12
Item 7A.   Quantitative and Qualitative Information About Market Risk............................................26
Item 8.    Financial Statements and Supplementary Data...........................................................26
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..................26

                                    PART III

Item 10.   Directors and Executive Officers......................................................................27
Item 11.   Executive Compensation................................................................................29
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........31
Item 13.   Certain Relationships and Related Transactions........................................................33
Item 14.  Controls and Procedures................................................................................33


                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................34
           Signatures............................................................................................37
           Certifications........................................................................................38

         References in this Annual Report to "we," "us," or "our" are to Emtec, Inc. and its subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

         You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended March 31, 2003 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

                                     PART I


Item 1.  Business

Introduction

         Emtec (OTC: ETEC) is a systems integrator focused on providing technology solutions that enable its customers to effectively use and manage their data to grow their businesses. Our areas of specialization in information technology ("IT") services include remote network monitoring, help desk, network design, enterprise backup and storage server consolidation, life-cycle management, and network security. Emtec's solutions are crafted to enable our customers to become more efficient and effective, thereby giving them a competitive advantage. To date, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively endeavoring to increase the portion of our revenues that are derived from managed services (remote network monitoring and our help desk) and IT consulting and professional services. We anticipate that an increasing percentage of our future revenues will be derived from such business.

         Named to the VARBusiness 500 list of top network integrators, value added resellers, and consultants in the U.S. every year since 1995, we combine extensive experience in systems integration with premier technology elements to provide our customers with sophisticated, streamlined, truly comprehensive solutions.

         Over the past two decades, we have built strong relationships with leading manufacturers, such as Cisco, HP, IBM, Microsoft, Sun Microsystems, Dell, and Veritas, thereby enabling us to provide cutting-edge, scalable, reliable and secure solutions. This, along with our background in information technology, positions us as a premier, single-source provider of information systems, and network solutions.

         Our customers are primarily Fortune 2000 companies, state and local government, local school districts, and other large and mid-sized companies located principally in the New York/New Jersey Metropolitan area and the Southeastern United States. Our commercial business is generally with customers with annual revenues ranging from $50 million to $500 million. We service our customer base from leased facilities in New Jersey, Connecticut, New York, Georgia, and Florida.

         Prior to January 17, 2001, we were engaged in the oil and gas exploration and development business under the name American Geological Enterprises, Inc. At that time our principal asset, other than cash, was a 5.49% working interest in a geothermal power unit. On January 17, 2001, we completed a merger with Emtec, Inc., a privately held New Jersey corporation ("Emtec-NJ"), which since 1980 had been engaged in the business of providing IT products and services to the computer industry. Upon the merger we retained all of our assets, subject to liabilities, and assumed all of the assets and liabilities of Emtec-NJ. Although we have retained the lease in the geothermal power unit, our current intent is not to seek other opportunities in the gas and oil field.

         Our executive offices are located at 817 East Gate Drive, Mount Laurel, New Jersey; telephone: (856) 235-2121. Our website is located at www.emtecinc.com. We have made available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not part of this Annual Report.

Industry Background

         The broad market in which we compete is the provision of IT services. This marketplace consists of traditional IT services such as hardware and software procurement, life-cycle services, and network consulting, as well as new and innovative Internet services such as web enablement, remote network monitoring, help desk services, and information security.

         As the market for IT products has matured over the past several years, price competition has intensified. That factor, combined with abbreviated product lifecycles, has forced IT product manufacturers to pursue lower cost manufacturing and distribution strategies. Resellers who were able to serve the needs of corporate end users requiring diverse brands of products and related IT services were initial beneficiaries of this heightened competition. More recently, however, continuing competition and manufacturers' renewed efforts to improve their cost structures have led to both consolidations and business failures among resellers. Manufacturers have shifted from exclusive distribution partners to "open sourcing" and some have begun direct selling efforts with a view to capturing market share from resellers.

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

     Expand Solution Offerings

     In order to make our services more valuable to customers and potential customers, we acquired an established remote network operations center (NOC) and help desk in January 2002. During the fiscal year 2003 we invested approximately $710,000 for the purchase of computer hardware, software, and consulting services for our Network Operations Center to enhance our offerings in Managed Services. Together with our existing project management offerings, these comprise a set of managed services that enable customers to manage their IT infrastructure more effectively.

     For the year ended March 31, 2003, our managed services revenue amounted to approximately $558,000.

     Pursuing Strategic Acquisitions

     We are seeking to expand our service offerings, to add to or enhance our base of technical or sales personnel, and to nurture and expand client relationships by means of acquisitions of companies whose businesses complement our businesses and, in particular, our IT consulting services. We intend to focus on companies with management teams who are willing to commit to long-term participation in our organization and who share our vision of continued growth. As of the filing date of this report, there was no material pending acquisition.

     On August 31, 2002, we acquired all of the customer contracts and certain assets of Turnkey Computer Systems, Inc. of Clifton, NJ. The purchase price is being paid over a two-year period commencing on the date of the acquisition and is based on a share of earnings derived from the customer contracts transferred from Turnkey to Emtec.

     On August 12, 2002, we acquired certain assets of Acentra Technologies, Inc., including the assumption of the State of New Jersey computer supply and services contract, for a net purchase price of $165,607 in cash.

     On January 9, 2002, we acquired substantially all of the assets of Devise Associates, Inc., an information technology consulting and managed services subsidiary of McLeodUSA, Inc. located in New York City.

     Capitalizing on Existing Relationships

     We have invested in training and committed resources to obtain company certifications from key industry manufacturers, and have entered into written agreements with most of these manufacturers, such as Sun, IBM, HP, Dell, CISCO, Microsoft, Novell and Citrix. These agreements grant us a nonexclusive right to purchase the manufacturer's hardware and license its software for our internal business use and for commercial integration and resale. Typically, our agreements with such manufacturers, such as those with Sun, IBM, CISCO, Microsoft, Novell and Citrix, provide for a one-year term, renewable by the parties for successive one-year terms and are terminable by either party on prior written notice ranging from 30 to 45 days. They generally do not contain financial terms for resale of the manufacturer's products, which terms are separately governed by purchase orders.

     Moreover, we believe that our history of satisfying the IT product requirements of our larger customers is facilitating the marketing of our broad range of managed services to this important segment of our clientele.

Our Business

o IT Services

         Enterprise Infrastructure Solutions: We offer a full spectrum of IT product acquisition and support services needed to support client/server environments, including product sourcing, network design and implementation, technical support, server consolidation, and clustering and load balancing for high availability.

         Managed Services: We manage customers' networks through the utilization of outsourced help desk and network monitoring services, which allows organizations to focus the majority of their efforts on their businesses - not on managing their IT infrastructures.

         Data Management Solutions: We manage the business-critical data of our customers through the implementation of storage and backup solutions that enhance the reliability and performance of their networks.

         Network Security Solutions: We ensure that customers' infrastructure and data are protected through the implementation of firewall, VPN, remote access authentication, and virus detection technologies.

         Innovation Centers: Among our most important customer resources are our Innovation Centers established at Norcross, Georgia and Cranford, New Jersey. These centers give our customers the ability to test the scalability and suitability of a hardware and software configuration before investing in the technology. Staffed by high-level certified engineers, the Innovation Centers can simulate up to a 2,000-user load. The Centers are equipped with high-end Sun Microsystems'TM' servers, Sun Ray'TM' thin clients, Sun'TM' storage arrays, and NT servers, as well as a wide array of software applications, including Lotus Notes/Domino, IBM's DB2 product family, Oracle, Veritas backup and storage products.

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

            o Consultation with customers to identify the right IT products and services for their needs;

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

         Manufacturers Support Services Contracts: We offer manufacturer support service contracts that provide our clients with extended technical support, onsite hardware service and access to new software releases at a fixed price. Most of the revenue from this portion of our business comes from selling Sun Microsystems contracts.

         Our IT services activities accounted for approximately 17.50%, 18.60% and 12.17% of our total revenues for fiscal years 2003, 2002 and 2001, respectively.

o IT Reseller

         IT Reseller: We are an authorized reseller of the products of many leading IT manufacturers, such as 3Com, CISCO, Compaq, HP, IBM, Intel, Microsoft, NEC, Veritas, Novell, Dell, and Sun. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Our business depends in large part upon our ongoing access to well established aggregators, in particular GE Access, Ingram Micro, Inc. and Tech Data Corp. as well as directly with Dell Computers to enable us to acquire IT products at competitive prices and on reasonable terms for resale to our customers.

         Through our alliances with GE Access, Ingram, Tech Data and Dell Computers, we provide our customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing, and delivery. Our relationships with our aggregators and Dell Computers allow us to minimize inventory risk by ordering products primarily on an as-needed basis. We believe that in most cases our ability to acquire products on a cost-plus basis affords us the opportunity to avail ourselves of prices lower than those that could be obtained independently from manufacturers or other vendors. We utilize electronic ordering and pricing systems that provide real-time status checks on the aggregators' inventories and maintain electronic data interchange links to other suppliers. Our sales team is thereby able to schedule shipments more accurately and to provide electronically-generated client price lists.

         We have not entered into any long-term supply contracts with any of our suppliers, as we purchase computers, computer systems, components, and parts on a purchase order basis. Our agreements with GE Access, Ingram, Tech Data and Dell, who collectively supplied approximately 85%, 79% and 80% of our resale products in the fiscal years 2003, 2002 and 2001, respectively, may be terminated by such companies at any time upon 30 days' prior written notice.

         We receive manufacturer rebates resulting from certain equipment sales. In addition, we receive volume discounts and other incentives from various suppliers. Except for products in transit or products awaiting configuration at our facility, we generally do not maintain large inventory balances. Our primary vendors limit price protection to that provided by the manufacturer (generally less than 30 days) and they restrict product returns, other than defective returns, to a percentage (the percentage varies depending on the vendor and when the return is made) of products purchased. Those returns must occur during a defined period, at the lower of the invoiced price or the current price, subject to the specific manufacturer's requirements and restrictions.

         Our IT reseller activities accounted for approximately for 82.31%, 81.10%, and 87.79% of our total revenues for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

Marketing

         Our marketing efforts are focused on:

            o Broadening our public image as a Managed Services and IT service provider;

            o Promoting our new Managed Services offerings to current customers, prospects, partners, and investors;

            o Maintaining a constant flow of marketing communications to increase and maintain our market presence;

            o  Driving prospects to our web site; and

            o  Increasing overall inquiries and sales from all sources.

         Our business development center is charged with sales lead generation. We have developed a computer-based process by which a series of letters or e-mails are sent to a prospective customer to provide initial information about us before a sales call is made. The system executes strategies automatically and prompts the sales representative when action is required. We expect that creating multiple and frequent "touches" of our prospective customers through letters, faxes, e-mails, and phone calls, become the basis of our marketing efforts. We will continue to utilize the business development center software package as a part of our marketing strategy, and are also marketing the software package to our customers. We anticipate supplementing our marketing efforts with seminars and consulting- and services-oriented direct mail.

Customers

         Our targeted customers are primarily Fortune 2000 companies, state and local governments, local school districts, and other large and mid-sized companies located principally in the New York/New Jersey Metropolitan area and the Southeastern United States. Our commercial business is generally with customers with annual revenues ranging from $50 million to $500 million. Although we have over 150 customers, our two largest customers, Gwinnett County School System (Georgia) and State of New Jersey, accounted, respectively, for approximately 19.71% and 15.06% of our revenues for the year ended March 31, 2003. These same two customers accounted, respectively, for approximately 13.85% and 0.00% of our revenues in fiscal year 2002 and approximately 10.23% and 0% of our revenues in fiscal year 2001. The State of New Jersey computer supply and service contract was acquired in the August 12, 2002 asset acquisition from Acentra Technologies. An additional eight customers, Duval County School System, Cingular Wireless, Tiffany & Co., Bally's Park Place Casinos, Forsythe Solutions Group, BellSouth Corporation, Mizuho Securities USA, and Cox Communications, collectively accounted for 33.85%, 23.37% and 17.76% of our revenues for the years ended March 31, 2003, 2002 and 2001, respectively. We anticipate that these customer concentrations will continue for the foreseeable future. The loss of any one of these customers may cause results of operations to vary materially from those anticipated.

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

            o  distributors;

            o  computer resellers;

            o  systems integrators; and

            o  other IT service providers.

         Many computer product manufacturers also sell to customers through their direct sales organizations and certain of them have announced their intention to enhance such direct sales efforts. Many of our current and potential competitors have longer operating histories and financial, sales, marketing, technical, and other resources substantially greater than we do. As a result, our competitors may be able to adapt more quickly to changes in client needs or to devote greater resources than we can to the sales of IT products and the provision of IT services. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with our other competitors or with our customers, offering new or improved products and services to our customers or increasing their efforts to gain and retain market share through competitive pricing. Although, we have contracts with the State of New Jersey, Gwinnett County School System, Duval County School System and Tiffany & Co., we have no ongoing written commitments from any customers to purchase products, and all product sales are made on a purchase-order basis.

         We are also in direct competition with local, regional, and national distributors of microcomputer products and related services as well as with various IT consulting companies. These competitors run the gamut from new dot com consulting companies to the established consulting arms of nationwide accounting and auditing firms. Several of these competitors offer most of the same basic products as we do. We also encounter competition from microcomputer suppliers that sell their products through direct sales forces, rather than through resellers such as ourselves, and from manufacturers and distributors that emphasize mail order and telemarketing sales.

         The tri-state metropolitan Connecticut, New Jersey, and New York area and parts of New England, which, on a revenue basis, accounted for 52.19%, 58.3% and 67.7% of our revenues during the fiscal years 2003, 2002 and 2001, respectively, are particularly characterized by highly discounted pricing on microcomputer products from various sources.

         Depending on the customer, the principal areas of competition may include price, pre-sale and post-sale technical support and service, availability of inventory, and breadth of product line. We have an insignificant market share of sales in the microcomputer industry and of the service markets that we serve. Most of our competitors at the regional and national levels are substantially larger, have more personnel, have materially greater financial and marketing resources, and operate within a larger geographic area than we do.

Employees

         As of June 28, 2003, we employed 200 individuals, including 36 sales, marketing and related support personnel, 125 service and support employees, 29 operations and administration personnel, and 10 employees in accounting, finance, and human resources. We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. We have 6 employees in our Cabling Department who are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW). We believe that our relations with our employees are good.

Item 2.  Properties

         We lease space in seven locations. Our corporate headquarters and principal operational facilities are currently located in Mount Laurel, New Jersey. The following table contains certain information about each of our leased facilities:



                                                      Size
Address                                         (in square feet)      Monthly Rent             Expiration Date
-------                                          ---------------      ------------             ---------------
817 East Gate Drive                                  15,596              $20,493               March 31, 2004
Mount Laurel, NJ  08054

70 Jackson Drive                                     13,360              $12,918                June 30, 2004
Cranford, NJ  07016

2990 Gateway Drive, Suite 500                        17,102              $13,460               August 14, 2004
Norcross, GA 06855

7843 Bayberry Road                                    3,340              $2,218               February 28, 2005
Jacksonville, FL 32256

880 Third Avenue, 12th floor                          7,635              $24,777              June 30, 2008(1)
New York, NY 10022

422 Highland Avenue                                   1,500               $950                  July 31, 2005
Cheshire, CT 06410

572 Whitehead Road, Bldg. #5                          9,582              $4,432             November 14, 2003(2)
Trenton, NJ 08619


------------------

(1) We assumed this lease on January 9, 2002 in connection with our acquisition of Devise Associates, Inc.

(2) This space is strictly a warehouse facility.

We believe these facilities will satisfy our anticipated needs for the foreseeable future.

Item 3.  Legal Proceedings

          In March 2002, Logical Business Solutions, Inc., one of our competitors, instituted an action in the Circuit Court, Fourth Judicial Circuit, in Duval County, Florida, against us and Cheryl Pullen, one of our employees, alleging that we wrongfully interfered with its contractual relationship with one of its customers. The amount of damages was not specified. The litigation is currently in the discovery stage. We believe that the claim is without merit and intend to vigorously defend against the claim.

         In addition we are subject to legal proceedings that arise in the ordinary course of business, but we do not believe these claims will have a material impact on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.  Market for Emtec's Common Equity and Related Stockholder Matters

         Our common stock is quoted on the OTC Bulletin Board under the symbol "ETEC." The following table sets forth the high and low closing prices of our common stock for the periods indicated:


               Three Months Ended                High       Low
               ------------------                ----       ---
               March 31, 2003                    $0.36      $0.24
               December 31, 2002                  0.53       0.25
               September 30, 2002                 0.60       0.29
               June 30, 2002                      0.70       0.35

               March 31, 2002                     1.03       0.60
               December 31, 2001                  0.70       0.40
               September 30, 2001                 0.54       0.35
               June 30,2001                       0.47       0.28

         The above quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions. They do not necessarily represent actual transactions.

         As of July 1, 2003, there were 705 record holders of our common stock, although we believe that beneficial holders approximate 800.

         We have never declared any dividends on our common stock and we have no intention to do so in the foreseeable future.

Item 6.  Selected Financial Data

         The following selected consolidated financial data below should be read in conjunction with our consolidated financial statements including the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, both elsewhere in this Report. The data as of March 31, 2003 and 2002 and for each of the three years ended March 31, 2003 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report. The data as of March 31, 2001, 2000, and 1999 and for each of the two years ended March 31, 2000 have been derived from our audited financial statements, which are not contained in this Report.

                                                                      YEAR ENDED MARCH 31,
                                                                      --------------------
                                          2003             2002             2001             2000             1999
                                       -------------------------------------------------------------------------------
Net revenues                           $92,260,028      $62,656,199      $88,313,598      $99,543,353      $91,089,980

Income (loss) from continuing
  operations                           $  (211,471)     $   216,972      $(1,257,825)     $   316,004      $   971,468

Income (loss) per common share
  from continuing operations
  (basic and diluted)                  $     (0.03)     $      0.03      $     (0.22)     $      0.06      $      0.18

Total assets                           $22,334,584      $11,388,473      $18,699,032      $21,401,172      $26,910,725

         Emtec had no long-term debt obligations or outstanding preferred stock during the five years ended March 31, 2003. In addition, no dividends were paid to common stockholders during the same period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Reference is made to the "Risk Factors" below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements as of and for the fiscal years ended March 31, 2003,and 2002.

Critical Accounting Policies

         Emtec's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, our most critical policies include: revenue recognition, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, and valuation of deferred tax assets.

         o Revenue Recognition

         We recognize revenues based upon Staff Accounting Bulletin #101 (SAB
101). SAB 101 states that revenue recognition cannot occur until the earnings process is complete, evidenced by an agreement between us and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. If significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Procurement services represent sales of computer hardware and prepackaged software. Revenue from consulting and support service contracts are recognized ratably over the contract or service period. Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately on their contract date. These contracts contain cancellation privileges that allow our customer to terminate a contract with 90 days written notice. In this event, the customer is entitled to a pro-rated refund based on the remaining term of the contract and the Company would owe the manufacturer a pro-rated refund of the cost of the contract. However, we have experienced no customer cancellations of any significance during our most recent 3-year history and do not expect cancellations of any significance in the future. We believe that net revenue reporting for manufacturer support service contracts is more appropriate. Thus starting the current fiscal year, we have adopted net revenue reporting for manufacturer support service contracts and to conform to the current presentation, have reclassified contract costs from prior periods as an offset to revenue.

         o Trade Receivables

         We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a "critical accounting estimate" because changes in it can significantly affect net income.

         o Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase prices. We provide an inventory reserve for obsolescence and deterioration based on management's review of the current status of the excess inventory, its age, and net realizable value based upon assumptions about future demand and market condition.

         o Property and Equipment

         We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over three years. The estimated useful lives are based on the historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation and amortization in future periods. We review for impairment when events or circumstances indicate that the carrying amounts may not be recoverable over the remaining lives of the assets. In assessing impairments, we follow the provisions of Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," utilizing cash flows which takes into account management's estimates of future operations.

         o Goodwill and Intangible Assets

         We have adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". As a result, amortization of goodwill was discontinued. We performed the initial goodwill impairment test as of April 1, 2002 and another impairment test as of March 31, 2003. Based on the impairment test performed as of March 31, 2003, the goodwill of $254,894 associated with the acquisition of Devise Associates, Inc., was determined to be fully impaired and charged to earnings. This determination was based upon the operating and cash flow losses of this business unit since the January 9, 2002 acquisition date and budgeted fiscal 2004 operating and cash flow losses for this business unit. The Company found no impairment of its remaining goodwill of $112,996.

         The Company was assigned a contract to supply computer hardware and services to the State of New Jersey in the August 12, 2002 acquisition of Acentra Technologies, Inc. This contract was valued at $100,000 in the acquisition. Amortization expense of $36,364 was expensed in 2003 based upon the current contract term that ends at May 2004. The contract is subject to annual renewals. The Company was successful in renewing the May 2003 contract during fiscal 2003. The net carrying value for this contract amounted to $ 63,636 at March 31, 2003.

         o Income Taxes

         Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Emtec's financial statements or tax returns. In estimating future tax consequences, Emtec generally considers all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. For the year ended March 31, 2003, the Company has recognized a deferred income tax benefit of $78,907 as disclosed in
Note 6 of the financial statements. This benefit was recorded due to the expected utilization of net operating loss carry-forwards held by the Company at March 31, 2003 in fiscal 2004. The Company continues to be conservative in accounting for income taxes by recording significant valuation allowances for deferred tax assets due to the high degree of uncertainty that exists regarding future operating results.

Results of Operations

Comparison of Years Ended March 31, 2003 and 2002

         Total Revenues

         Total revenues for our IT business, which includes services and consulting revenue, and procurement revenues, increased by 47.41% or $29.61 million, to $92.08 million for the year ended March 31, 2003, compared to $62.47 million for the year ended March 31, 2002. This increase is primarily attributable to our new business, which commenced in March 2002, with a school district in Jacksonville, Florida, and our acquisitions of Devise Associates, Inc. in January 2002, Acentra Technologies, Inc. in August 2002 and Turnkey Computer Systems, Inc. in August 2002. IT revenue associated with this added business and acquisitions equaled $31.59 million for the year ended March 31, 2003.

         Services and consulting revenue increased by 38.49%, or $4.48 million, to $16.14 million for the year ended March 31, 2003 compared to $11.65 million for the year ended March 31, 2002. This increase is attributable to an increase in our manufacturers support services contracts revenues and new business with a school district in Jacksonville, Florida, and from the acquired businesses mentioned above. Net revenues associated with manufacturers support services contracts revenue increased by 81.64%, or $1.22 million, to $2.71 million for the year ended March 31, 2003 compared to $1.49 million for the year ended March 31, 2002. This increase in manufacturers support services contracts revenue is mainly attributable to a $1.37 million sale to one customer. Services and consulting revenue associated with this added business and acquisitions amounted to $6.74 million for the year ended March 31, 2003. Without these acquisitions, services and consulting revenue, exclusive of manufacturer support service contracts, decreased by 34.15%, or $3.47 million for the year ended March 31, 2003.This decrease is mainly due to a slow-down in the economy.

         Procurement revenues also increased by 49.46%, or $25.13 million, to $75.94 million for the year ended March 31, 2003. This increase is the net result of the additional revenues of Jacksonville, Florida location and the acquisitions of Devise Associates, Inc., Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. of approximately $24.29 million recorded in the year ended March 31, 2003. Without these acquisitions, procurement revenue would only have increased by 1.65%, or $836,655 for the year ended March 31, 2003.

         Geothermal Revenues of $175,902 for the year ended March 31, 2003 decreased by 6.42%, or $12,076 due to lower production of steam.

         Gross Profit

         Our aggregate gross profit for IT business increased by 27.16%, or $2.7 million, to $12.64 million for the year ended March 31, 2003. This increase is mainly attributable to a 47.41% increase in our IT revenues. Measured as a percentage of our total revenues for IT business, our overall gross profit margin decreased to 13.73% of total revenues for the year ended March 31, 2003 from 15.92% for the year ended March 31, 2002. This decrease is mainly due to lower gross profit margin from our services and consulting revenues.

          Gross profit for product sales increased by 40.75%, or $2.44 million, to $8.42 million for the year ended March 31, 2003 as compared with $5.98 million for the year ended March 31, 2002. This increase is mainly attributable to a 49.46% increase in product revenue. Measured as a percentage of procurement revenues, our gross profit margin decreased to 11.08% of procurement revenue for the year ended March 31, 2003 from 11.77% for the year ended March 31, 2002. This decrease is mainly due to continued downward pricing pressure on product sales.

         Gross profit for service and consulting increased by 6.65%, or $263,534, to $4.22 million for the year ended March 31, 2003 as compared with $3.96 million for the year ended March 31, 2002. This increase is mainly attributable to a 38.49% increase in services and consulting revenues. Measured as a percentage of services and consulting revenues, our gross margin attributable to services and consulting revenue decreased to 26.18% of services and consulting revenue for the year ended March 31, 2003 from 33.99% for the year ended March 31, 2002. This decrease is due to lower billing rates (total revenue generated divided by total billable hours available during the period) due to poor utilization rates (billable hours divided by paid hours) of engineers during this year.

         The geothermal gross profit of $103,426 for the year ended March 31, 2003 decreased by 17.19%, or $21,469 due to lower production of steam coupled with higher operating expenses for the year.

         Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses increased by 39.79%, or $3.58, to $12.57 million for the year ended March 31, 2003 as compared with $8.99 million for the year ended March 31, 2002. This increase is primarily a result of the following: 1) a $3.74 million increase due to our new business with a school district in Jacksonville, Florida and the acquisitions of Devise Associates, Inc., Acentra Technologies, Inc., and Turnkey Computer Systems, Inc. (including expenses such as sales and administrative personnel costs, sales commissions, benefit expense, rent, insurance, depreciation, building maintenance, and other fixed costs) and 2) a $87,000 Sales and Use tax payment including interest to the State of New York as a result a of sales and use tax audit covering the last five years.

         Interest expense

         Interest expense for the year ended March 31, 2003 decreased by 23.54%, or $49,502, to $160,803 the year ended March 31, 2003 as compared with $210,305 for the year ended March 31, 2002. This decrease is mainly attributable to lower interest rates, a lower balance on our line of credit, and improved accounts receivable collection performance during the period.

         Loss on impairment, Goodwill

         The Company implemented Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" which required that goodwill no longer be amortized against earnings, but instead be reviewed periodically for impairment. Based on the impairment test performed on March 31, 2003 the goodwill of $254,894 associated with the acquisition of Devise Associates, Inc. was impaired.

         e-Business Costs

         e-Business costs for the year ended March 31, 2003 was $0, as compared with $617,220 for the year ended March 31, 2002. As of January 2002 we discontinued our e-Business division, which was started in January 2000. This cost had mainly consisted of costs associated with maintaining a sales and consulting team of approximately 8 employees, as well as training, certifying, marketing, and advertising expenses.

         Income Taxes

         Income tax benefit for the year ended March 31, 2003 was $32,615, as compared with expense of $5,632 for the year ended March 31, 2002. For the year ended March 31, 2003, the Company recognized a deferred income tax benefit of $78,907 that is partially offset by a current income tax expense of $46,292.

Comparison of Years Ended March 31, 2002 and 2001

         Total Revenues

         Total revenues for the IT business which includes services and consulting revenue, and procurement revenues, decreased by 29.24% or $25.81 million, to $62.47 million for the year ended March 31, 2002, compared to $88.28 million for the year ended March 31, 2001. This decrease is mainly due to the slow-down in the economy. Services and consulting revenue increased by 8.47%, or $909,618, to $11.65 million for the year ended March 31, 2002 compared to $10.74 million for the year ended March 31, 2001. This increase is mainly attributable to an increase in our manufacturers support services contracts revenues. Net revenues associated with manufacturers support services contracts revenue increased by 117%, or $805,383, to $1.49 million for the year ended March 31, 2002 compared to $684,966 for the year ended March 31, 2001. Product procurement revenues decreased by 34.46%, or $26.72 million, to $50.81 million for the year ended March 31, 2002. This decline in product procurement revenue is also mainly due to the slow-down in the economy. In addition, some of our customers were choosing to procure their IT products directly from manufacturers and our continued focus on growing our IT consulting and professional services have had a negative impact on product revenues.

         Geothermal Revenues of $187,978 for the year ended March 31, 2002 are consistent with the previous year's revenues.

         Gross Profit

         Our aggregate gross profit for IT business declined by 9.18%, or $1.00 million, to $9.94 million for the year ended March 31, 2002. This decrease is mainly attributable to a 25.01% decrease in our IT revenue due to the slow-down in the economy. Measured as a percentage of net sales, our overall gross profit margin increased to 15.92% of net sales for the year ended March 31, 2002 from 12.40% for the year ended March 31, 2001. This increase is mainly due to increase in our services and consulting revenues.

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

         Gross profit for service and consulting increased by 42.57%, or $1.18 million, to $3.96 million for the year ended March 31, 2002 as compared with $2.78 million for the year ended March 31, 2001. This increase is mainly attributable to higher utilization rates for our engineers. Also, measured as a percentage of our gross margin attributable to services and consulting revenue increased to 33.99% of services and consulting revenue for the year ended March 31, 2002 from 25.86% for the year ended March 31, 2001.

         The geothermal gross profit of $124,895 for the year ended March 31, 2002 is consistent with the gross profit for comparable previous periods.

         Sales, General, and Administrative Expenses

         Sales, general, and administrative expenses decreased by 12.16%, or $1.24 million, to $8.99 million for the year ended March 31, 2002. This decrease is primarily a result of lower sales commission expenses due to a decline in the aggregate gross margin from IT business, termination of the management bonus plan beginning January 2001, and lower bad-debt expense due to improved accounts receivable collection performance.

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

Recently Issued Accounting Standards

         In June 2001, the FASB issued two new statements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other intangible Assets."

         Effective April 1, 2002, Emtec adopted SFAS No. 141 that requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets, other than goodwill, are to be amortized over their estimated useful economic life.

         SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to goodwill and other intangible assets, regardless of when those assets were initially recognized. Effective April 1, 2002, Emtec adopted SFAS No. 142 and in connection with its adoption, discontinued the amortization of goodwill and reviewed the estimated useful lives of previously recorded identifiable intangible assets. Emtec follows the two-step process prescribed in SFAS 142 to test its goodwill for impairment. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Under the guidelines of SFAS No. 142, Emtec is required to perform an impairment test at least on an annual basis. Emtec performed its initial goodwill impairment test as of April 1, 2002 and another impairment test as of March 31, 2003. Based on the impairment test performed on March 31, 2003 the goodwill of $254,894 associated with the acquisitions of Devise Associates, Inc. was impaired.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (I) recognition/measurement of impairment of long-lived assets to be held and used and (II) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board's No. 30 ("APB 30"). "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, "for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Emtec adopted the provisions of SFAS 144 effective April 1, 2002. The adoption of this standard did not have any material impact on Emtec's financial statements at March 31, 2003.

Liquidity and Capital Resources

         Cash and cash equivalents at March 31, 2003 of $1,792,101 represented an increase of $239,435 from $1,552,666 at March 31, 2002. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit.

         Since our inception, we have funded our operations primarily from borrowings under our credit facility. On November 21, 2001, we entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet"). Interest on outstanding loans under our revolving credit facility with Fleet is charged monthly at a fluctuating rate per annum equal to 0.25% above the Prime Rate and, at our option, interest on up to 50% of the outstanding loans may be charged at LIBOR plus 2.75%. Our Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of our assets. As our current credit facilities with two of our primary trade vendors, GE Access, and Ingram Micro, were also collateralized by substantially all of our assets, we, Fleet, GE Access and Ingram Micro, have entered into intercreditor agreements, which provide that as regards to these vendors, our obligations to Fleet are accorded priority. On November 21, 2001, we also entered into a Wholesale Financing Security Agreement with IBM. This credit facility, which is collateralized by a $750,000 letter of credit from Fleet in favor of IBM, affords us up to a like amount of credit to purchase IBM products from IBM Global Financing. On January 9, 2002, Fleet also issued a $250,000 letter of credit in favor of Vandergrand Properties Co., L.P., our landlord for our New York City office, as a security deposit for the building lease. At March 31, 2003, we had an $8.2 million outstanding loan balance under the credit facility.

         Our lending agreement with Fleet contains financial covenants that require us to maintain a minimum leverage ratio, minimum debt service coverage ratio, minimum tangible net worth, and prohibits quarterly losses. As of March 31, 2003 Emtec was not in compliance with any of its covenants. The following table quantifies Emtec's non-compliance with its financial covenants with Fleet.

-----------------------------------------------------------------------------------------------------------
              Covenants                                 Required                         Actual As of
              ---------                                 --------                         ------------
                                                                                           3/31/03
                                                                                           -------

-----------------------------------------------------------------------------------------------------------
            Leverage Ratio                      Not to exceed 11.0 : 1.0                  12.33 : 1.0
-----------------------------------------------------------------------------------------------------------
     Debt Service Coverage Ratio             Not to be less than 1.20 : 1.0              (2.94) : 1.0
-----------------------------------------------------------------------------------------------------------
          Tangible Net Worth                 Not to be less than $1,842,000               $1,661,855
-----------------------------------------------------------------------------------------------------------
        Prohibition on Losses                No Quarterly Losses Allowed in           Quarterly Loss of
                                                   excess of $150,000                  $(767,026) as of
                                                                                      December 31, 2002.
-----------------------------------------------------------------------------------------------------------

         On June 11, 2003 Fleet offered to waive such non-compliance and increase our credit facility permanently to $12.50 million through November 21, 2005 in consideration of a cash payment to Fleet of $50,000 and increased interest rate of one percent above prime. Emtec is currently reviewing and negotiating the amended terms of its facility but cannot state with any certainty the terms upon which the credit facility will be continued or its duration. Emtec and Fleet expect to finalize the amended terms within the next 30 days. . If we are unsuccessful in reaching an agreement with Fleet, Fleet may immediately call for a repayment of the outstanding borrowings under the Credit Facility. This action of Fleet could force us to find a substitute lender at a higher cost and/or could adversely affect our day to day business.

         On June 17, 2003 Fleet temporarily increased our current credit facility from $10.0 million to $11.50 million. This increase expires on July 18, 2003.

         At March 31, 2003, our credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows: 1) Our credit Line with GE Access was $4.0 million, no interest charged, with an outstanding principal balance of $3.36 million. 2) Our credit line with Ingram Micro was $2.50 million, at an 18% APR interest rate after 30 days from the date of the invoice, with an outstanding principal balance of $2.51 million. 3) Our credit line with Tech Data was $1.5 million, no interest charged, with an outstanding balance of $1.49 million. Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice.

         Our capital expenditures of approximately $1.07 million during the year ended March 31, 2003 are as follows; 1) approximately $710,000 for the purchase of computer hardware, software, and consulting services for our Network Operations Center to enhance our offerings in Managed Services, 2) approximately $236,000 for the purchase of vehicles, furniture and fixtures, and computer hardware and software for internal use mainly due to the acquisitions of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. 3) approximately $59,000 for the purchase of computer equipment to upgrade our innovation center, and 4) approximately $65,000 for the capital improvements for the geothermal well. We anticipate our capital expenditures for fiscal year ending March 31, 2004 will be approximately $400,000.

          Emtec has no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

         We believe that our available funds, together with existing and anticipated credit facilities, as discussed above, will be adequate to satisfy our current and planned operations for at least the next 12 months. If we are unsuccessful in reaching an agreement with Fleet, Fleet may immediately call for a repayment of the outstanding borrowings under the Credit Facility. This action of Fleet could force us to find a substitute lender at a higher cost and/or could adversely affect our day to day business.

         The following are our contractual obligations associated with lease commitments. The Company leases warehouse and office facilities, vehicles and certain office equipment under noncancellable operating leases. Future minimum lease payments under such leases are as follows:

                     Fiscal Years
                     ------------
                        2004                 $  994,482
                        2005                    485,006
                        2006                    336,139
                        2007                    330,208
                        Thereafter              403,188
                                             ----------
                        Total                $2,549,023
                                             ==========

          The Company has no other long-term commitments.

Risk Factors

         We cannot assure you that we can successfully increase the portion of our revenues derived from IT services. If we are unsuccessful our future results may be adversely affected.

         Our transition from an emphasis on reselling IT products to an emphasis on providing IT services has placed significant demands on our managerial, administrative, and operational resources. Our ability to manage this transition effectively is dependent upon our ability to develop and improve operational, financial, and other internal systems, as well as our business development capabilities, and to attract, train, retain, motivate, and manage our employees. If we are unable to do so, our ability to effectively deliver and support our services may be adversely affected. Further, our transitional efforts to access higher-margin services and consulting revenues have resulted in reduced IT product sales. If we successfully expand our IT services offerings, periods of variability in utilization may continue to occur. In addition, we are likely to incur greater technical training costs during such periods. Historically, our IT reseller activities accounted for 82.31%, or $75.94 million, of our total revenue of $92.26 million for the fiscal year ended March 31, 2003, 81.10%, or $50.81 million, of our total revenue of $62.66 million for the fiscal year ended March 31, 2002, and 87.79%, or $77.53 million, of our total revenue of $88.31 million for the fiscal year ended March 31, 2001. In contrast, our IT services activities accounted for approximately 17.50%, or $16.14 million, 18.60%, or $11.65 million, and 12.17%, or $10.75 million, of our total revenue for the fiscal years ended March 31, 2003, 2002 and 2001, respectively

         Our new services have not achieved widespread client acceptance. If they do not achieve market acceptance, our profit potential may be adversely affected.

         While we have offered IT services to our customers since 1983, our major emphasis on IT consulting and services began in 1995 and we started focusing on our new managed services and network security during fiscal year 2002.

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

         Currently our recurring managed services revenues equal approximately $30,000 a month.

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

         o   patterns of capital spending by customers;

         o the timing, size, and mix of product and service orders and deliveries;

         o the timing and size of new projects, including projects for new customers; and

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

         Our lending agreement with Fleet contains financial covenants that require us to maintain a minimum leverage ratio, minimum debt service coverage ratio, minimum tangible net worth, and prohibits quarterly losses of more than $150,000. As of March 31, 2003, we were not in compliance with its financial covenants and, therefore, were in technical default of the Facility. Fleet has offered to waive such non-compliance and increase our credit facility permanently to $12.50 million through November 21, 2005 in consideration of a cash payment to Fleet of $50,000 and increased interest rate of one percent above prime. We are currently reviewing and negotiating the amended terms of its facility but cannot state with any certainty the terms upon which the credit facility will be continued or its duration. However, there can be no assurance that Fleet will not immediately call for repayment of the outstanding borrowings ($8.20 million as of 3/31/03) under the Credit Facility

         We do not have long-term commitments from any of our customers and our product sales are on a purchase order basis. Our revenues are concentrated and a loss of either one of our two top customers could materially affect our operations and business.

         In general, there are no ongoing written commitments by customers to purchase products from us. All product sales we make are on a purchase order basis. Moreover, our client base is highly concentrated, with our two largest customers, Gwinnett County School System (Georgia) and State of New Jersey, accounted, respectively, for approximately 19.71% and 15.06% of our revenues for the year ended March 31, 2003. These same two customers accounted for, respectively, approximately 13.85% and 0.00% of our revenues in fiscal year 2002 and for approximately 10.23% and 0% of our revenues in fiscal year 2001. The state of New Jersey computer supply and services contract was acquired in the August 12, 2002 asset acquisition from Acentra Technologies, Inc. An additional eight customers, Duval County School System, Cingular Wireless, Tiffany & Co., Bally's Park Place Casinos, Forsythe Solutions Group, BellSouth Corporation, Mizuho Securities USA, and Cox Communications, collectively accounted for 33.85%, 23.37% and 17.76% of our revenues for the years ended March 31, 2003, 2002 and 2001, respectively. We anticipate that these customer concentrations will continue for the foreseeable future. The loss of any one of these customers may cause results of operations to vary materially from those anticipated.

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

         We have no long-term sales commitments from any of our suppliers. A loss of any of our four principal suppliers would material adversely affect our IT reseller business.

         Our IT reseller business depends on large part upon our access to aggregators and manufacturers, in particular GE Access, Ingram, Tech Data, and Dell to supply us with products at competitive prices and on reasonable terms for resale by us to our customers. Our agreements with Ingram, Tech Data and Dell may be terminated by such companies upon 30 days prior written notice. Our agreement with GE Access is effective until February 28, 2004. After February 28, 2004, our agreement with GE Access can be renewed or terminated by either party. We cannot assure you that we will be able to continue to obtain products from GE Access, Ingram, Tech Data, and Dell or our other vendors at prices or on terms acceptable to us, if at all

         Our client engagements entail significant risks; a failure to meet a client's expectations could materially adversely affect our reputation and business.

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

         o  dependence on retaining key customers and personnel;

         o  diversion of management's attention;

         o  amortization or impairment of acquired intangible assets; and

         o risks associated with unanticipated problems, liabilities, or contingencies.

Item 7A. Quantitative and Qualitative Information About Market Risk

         We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at March 31, 2003 was approximately $8.20 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $82,000 annually.

Item 8.  Financial Statements and Supplementary Data

         Reference is made to Item 15(a)(i) herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10. Directors and Executive Officers

         The following table sets forth certain information as to each of our executive officers and directors:

                                                                Positions and
 Name                                Age                   Offices Presently Held
-------------------------------      ---       ------------------------------------------
 John P. Howlett                      59       Chairman of the Board and Chief Executive
                                               Officer

 Ronald A. Seitz                      56       President and Chief Operating Officer and
                                               Director

 R. Frank Jerd                        61       Director

 George F. Raymond                    66       Director

 Sam Bhatt                            35       Vice President Finance and Treasurer

 Guy Fessenden                        46       Executive Vice President

         John P. Howlett has been our Chairman of the Board and Chief Executive Officer since January 17, 2001 and Chief Executive Officer of Emtec-NJ since August, 1997 and Chairman of Emtec-NJ since August, 1998. He has been a director of Emtec-NJ since October, 1996. Mr. Howlett was the founder (in 1983) of Cranford, New Jersey-based Comprehensive Business Systems, Inc. (CBSI). CBSI primarily provided microcomputer systems, network integration, training, and data communications to mid-size and Fortune 1000 corporations. In October 1996, CBSI merged into Emtec-NJ. Prior to founding CBSI, Mr. Howlett was with the AT&T Long Lines Division for twelve years. He earned a Bachelor of Science degree in Electrical Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana, and a Master of Business Administration degree from Fairleigh Dickinson University in New Jersey. A Vietnam veteran, Mr. Howlett served in the U.S. Army for four years.

         Ronald A. Seitz has been our President and Chief Operating Officer since February 2003 and Executive Vice-President and a director since January 17, 2001 and Executive Vice President of Emtec-NJ since March, 1996. Prior to that he was the Chief Operating Officer of Emtec-NJ. He has been a director of Emtec-NJ since April, 1995. Mr. Seitz was the founder (in 1980) of Charleston, South Carolina-based Computer Source, Inc. (CSI). CSI primarily provided microcomputer systems, network integration, and data communications to mid-size and Fortune 1000 corporations. In April 1995, CSI merged with Landress Information Systems of Mt. Laurel, New Jersey to become Emtec-NJ. Prior to founding CSI, Mr. Seitz was employed for six years as an engineer with the U.S. government in Washington, DC. He graduated from North Carolina State University with a Bachelor of Science degree and from George Washington University with an MBA in computer science. Mr. Seitz also holds a DMD degree from the Dental School at the Medical University of South Carolina.

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

         George F. Raymond was elected as a director in August 2001. Mr. Raymond has been retired from active employment since 1989. Since his retirement, he has worked as a consultant to the information technology industry. In 1972, Mr. Raymond founded Automatic Business Centers, Inc., a payroll process service company and served as its president until its sale to Automatic Data Processing in 1989. In 1965 he co-founded Computer Services Inc, a general purpose data processing service company, which was purchased by Management Data Corp. in 1969. Mr. Raymond served as the president of Computer Services Inc. until 1972. Prior thereto, Mr. Raymond was a management consultant with Touche Ross & Co. from 1961 to 1965. Currently Mr. Raymond serves on the Board of directors of five companies, four of which are publicly traded.

         Sam Bhatt has been Vice President - Finance and Treasurer of Emtec since January 17, 2001 and of Emtec-NJ since July 2000. Prior to that and from July, 1997, he was Director of Accounting for Emtec-NJ. He also held the positions at Emtec-NJ of Accounting Manager (from 1994 to July, 1997) and of Senior Accountant (from 1992 to 1994). Mr. Bhatt holds a Bachelor of Science Degree in business administration from Drexel University in Pennsylvania and a Diploma in Hotel Management from the Institute of Hotel Management and Catering Technology in Bombay, India.

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

         During 2003, the Board of Directors met eight times. Each director attended all of the meetings of the Board of Directors. The Board of Directors has no audit committee or compensation committee. The Board of Directors as a whole makes all such determinations and any director who as is an "interested" party in a specific matter abstains from voting on such matter.

Compliance With Section 16(a) of The Securities Exchange Act Of 1934

         Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with Emtec, Emtec believes that during the fiscal year ended March 31, 2003, such reporting persons complied with the filing requirements of said Section 16(a), except that Mr. Guy Fessenden was not timely in the filing of his Initial Statement of Beneficial Ownership of Securities and Mr. James Fishkin was not timely in the filing on one monthly report indicating that he was no longer subject to Section 16.

Item 11. Executive Compensation

         The following table sets forth the aggregate compensation that we paid for services rendered to us in all capacities during our fiscal years ended March 31, 2003, 2002 and 2001 by our chief executive officer and by our other executive officers whose cash compensation exceeded $100,000 per year in any such year.

                           Summary Compensation Table

                                                                                    Long Term Compensation
                                                                      --------------------------------------------------
                                Annual Compensation                             Awards             Payouts
                                --------------------                  ------------------------    --------
                                                                                                    Long
                                                                       Restricted                   Term
    Name and        Fiscal                               Other Annual    Stock       Number of    Incentive    All Other
Principal Position   Year        Salary      Bonus       Compensation    Awards       Options      Payouts   Compensation
------------------  ------       ------      -----       ------------    ------       -------      -------   ------------
John P. Howlett      2003      $ 212,000       --            __            __            __          __      $18,553(1)
  Chief Executive    2002      $ 204,000       --            __            __            __          __      $16,750(1)
  Officer            2001      $ 200,000    $54,000          __            __            __          __      $13,724(1)

Ronald A. Seitz
  Chief Operating    2003      $ 212,000       --            __            __            __          __      $6,642(2)
  Officer            2002      $ 204,000       --            __            __            __          __      $6,704(2)
  and President      2001      $ 200,000    $54,000          __            __            __          __      $6,944(2)

Sam Bhatt            2003      $120,000        --            __            __            __          __          __
  Vice President     2002      $114,545        --            __            __            __          __          __
  Finance            2001      $ 95,983     $ 9,826          __            __            __          __          __

Guy Fessenden
  Executive Vice-
  President          2003      $150,000        --        $83,330(3)        __            __          __          __

------------------
(1) Reflects employer contributions for life insurance premiums and for disability insurance premiums.

(2)  Reflects employer contribution for life insurance premiums.

(3)  Reflects recoverable commission draw paid during fiscal 2003.

Stock Options

         None of the named executive officers listed in the Summary Compensation Table were granted stock options during the fiscal year ended March 31, 2003.

         Set forth below is information with respect to unexercised options held by our named executive officers to purchase our common stock.

                 Aggregated Option Exercises in Fiscal Year 2003
                        and Fiscal Year End Option Values

                                                             Number of Unexercised
                            Number of                     Securities Underlying Options      Value of Unexercised
                              Shares                            at March 31, 2003            In-the-Money Options
                            Acquired on       Value       -----------------------------  ----------------------------
Name                         Exercise       Realized      Exercisable     Unexercisable  Exercisable    Unexercisable
------------------------    -----------     --------      -----------     -------------  -----------    -------------
John P. Howlett.........        --             $ 0                  0             0          $ 0           $ 0
Ronald A. Seitz........         --             $ 0                  0             0          $ 0           $ 0
Sam Bhatt...............        --             $ 0             14,450         5,250          $ 0           $ 0
Guy Fessenden                   --             $ 0                  0             0          $ 0           $ 0

Compensation of Directors

         Non-employee directors receive annual compensation of $10,000. Directors also receive stock options at the discretion of the Board. Non-employee directors receive reimbursement of out-of-pocket expenses incurred for each board meeting or committee meeting attended.

Compensation Committee Interlocks and Insider Participation

         Currently, there is no compensation committee. The members of the entire board deliberate and decide compensation. Neither Mr. Jerd nor Mr. Raymond is or has been an employee or an officer of our company. Mr. Howlett is our Chairman, and Chief Executive Officer, and Mr. Seitz is our President and Chief Operating Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of June 30, 2003, based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock held by:

         o each person known by us to be the owner of more than 5% of our outstanding shares;

         o   each director;

         o   each executive officer named in the Summary Compensation Table; and

         o   all executive officers and directors as a group.

Name and Address of                                         Amount and Percentage of Beneficial
Beneficial Owner(1)                                                    Ownership(2)
------------------------------------------------            -----------------------------------
John P. and Rosemary A. Howlett                                1,400,910           19.79%

Ronald A. Seitz                                                  829,519(3)        11.72%

Sam Bhatt                                                         37,204             .52%

Guy Fessenden                                                          0            0

R. Frank Jerd                                                     60,000             .84%

George F. Raymond                                                 30,000             .42%

Tom Dresser                                                    1,029,774           14.54%
3505 S. Ocean Boulevard
Hollywood, FL 33019

Richard Landon                                                 1,029,774           14.54%
142 York Road
Delran, NJ 08075

Carla Seitz                                                      782,707(4)        11.05%
P.O. Box 2243
Mt. Pleasant, SC 29465

All executive officers and directors as a group (6             3,140,340           43.71%
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

                      Equity Compensation Plan Information

---------------------------------------------------------------------------------------------------------------------

         Plan category            Number of securities to      Weighted-average       Number of securites remaining
                                  be issued upon exercise     exercise price of       available for future issuance
                                  of outstanding options,    outstanding options,    under equity compensation plans
                                    warrants and rights      warrants and rights     (excluding securities reflected
                                                                                              in column(a))

                                            (a)                       (b)                           (c)

---------------------------------------------------------------------------------------------------------------------
   Equity compensation plans
   approved by security holders
---------------------------------------------------------------------------------------------------------------------
  Equity compensation plans not            461,428                    $0.72                         538,572
  approved by security holders (1)
---------------------------------------------------------------------------------------------------------------------

             Total                         461,428                    $0.72                         538,572
---------------------------------------------------------------------------------------------------------------------

(1) The Company's 1996 Stock Option Plan (the Plan) (amended in 1999) authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,000,000 shares of its common stock for issuance under the Plan at prices not less than 100% of the fair value of the Company's common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company's common stock). The Company used the minimum value option pricing model as prescribed by SFAS No. 123 to determine the impact of applying the fair value method required by SFAS No. 123 prior to going public at January 17, 2001. The Black-Scholes option pricing model has been used to determine the fair value of options granted subsequent to January 17, 2001.

Item 13. Certain Relationships and Related Transactions

         At March 31, 2002 Emtec owed $19,000 to a Company officer's relative. This loan was paid in full during the fiscal year ended March 31, 2003. Except for quarterly interest payments there was no other loan activity during the period. Interest paid on the loan was $1,710, $2,280 and $2,280 for the years ended March 31, 2003, 2002 and 2001, respectively.

         There are no other relationships or related party transactions of a nature required to be disclosed hereunder.

Item 14. Controls and Procedures

         Quarterly evaluation of Emtec's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, Emtec evaluated the effectiveness of the design and operation of its "disclosure controls and procedures"("Disclosure Controls") pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. This evaluation ("Controls Evaluation") was performed under the supervision and the participation of management, including the Chief Executive Officer ("CEO") and Principal Financial Officer.

         Limitation on the Effectiveness of Controls. Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control systems are met. Further, the design of a controls system must reflect a fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Emtec have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Emtec conducts periodic evaluation of its internal controls to enhance, where necessary, its procedures and controls.

         Conclusions. Based upon the Controls Evaluation, the CEO and Principal Financial Officer have concluded that, the Disclosure Controls are effective in reaching a reasonable level of assurance that management is alerted on a timely basis to material information relating to Emtec during the period when its periodic reports are being prepared.

         Since the date of the Controls Evaluation to the date this Annual Report, there have been no significant changes in the Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports and Reports of Form 8-K

         (a) Documents filed as part of this report:

             (i)   Financial Statements

Report of Independent Public Accountants..................................................................
Consolidated Balance Sheets as of March 31, 2003 and 2002.................................................
Consolidated Statements of Operations for the Fiscal Years Ended March 2003, 2002 and 2001................
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended March 31, 2003, 2002
     and 2001.............................................................................................
Consolidated Statements of Cash Flows for the Years Ended March 2003, 2002 and 2001.......................

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

    10.7           Lease Agreement dated July 21, 2000 between Registrant and Strawberry Hill Associates, for
                   Norwalk, Connecticut facility(2)

 Exhibit No.                                                   Description
 -----------                                                   -----------
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

    10.17          Intercreditor Agreement, dated as of November 21, 2001, between Fleet Capital Corporation and
                   Ingram Micro Inc. and accepted by Registrant.(4)

    10.18          Asset Acquisition Agreement dated December 5, 2001 by and between Devise Associates, Inc. and
                   Registrant.(5)

    10.19          Lease Agreement dated January 9, 2002 between Registrant and  Vandergrand Properties Co., L.P., for New York, New York facility.(9)

    10.20          Lease Agreement dated March 1, 2002 between Registrant and G.F. Florida Operating Alpha, Inc., for Jacksonville, Florida facility.(9)

    10.21          Lease Agreement dated August 1, 2002 between Registrant and Fazzone and Zima, for Cheshire, CT facility.

    10.22          Lease Agreement dated November 15, 2002 between Registrant and Hamilton Transit Corporate Center, for warehouse facility in Trenton, New Jersey.

    10.23          Asset Acquisition Agreement dated August 12, 2002 by and between Acentra Technologies, Inc. and
                   Registrant.(7)

    10.24          Asset Acquisition Agreement dated August 31, 2002 by and between Turnkey Computer Systems, Inc.
                   and Registrant.(8)

    10.25          Assignment of State of New Jersey Contract from Acentra Technologies, Inc. to the Registrant.(7)

    10.26          Remarketer/Integrator Agreement dated August 15, 2002 between Dell Marketing L.P. and the
                   Registrant.(7)

    10.27          1996 Stock Option Plan, as amended in 1999(2)

    99.1           Certification of John P. Howlett, Principal Executive Officer, of Emtec, Inc. dated July 15, 2003 pursuant to 18 US.C. Section 1350.

 Exhibit No.                                                   Description
 -----------                                                   -----------
    99.2           Certification of Sam Bhatt , Principal Financial Officer, of Emtec, Inc. dated July 15, 2003 pursuant to 18 US.C. Section 1350.

    21             Subsidiaries(2)

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

(7) Previously filed as an exhibit to Registrant's Current Report on Form 8K dated August 12, 2002 filed on August 26, 2002, and incorporated herein by reference.

(8) Previously filed as an exhibit to Registrant's Current Report on Form 8K dated August 31, 2002 filed on September 13, 2002, and incorporated herein by reference.

(9) Previously filed as an exhibit to Registrant's Form 10-K dated March 31, 2002, filed on June 30, 2002, and incorporated herein by reference.


     (b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

         Form 8-K filed on February 14, 2003, required by Item 9 of the Form 8-K, Regulation FD Disclosure.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 2003

                                    EMTEC, INC.



                                   By:  /s/ John P. Howlett
                                        ---------------------------------------
                                            John P. Howlett
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

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

               Signature                             Title                              Date
               ---------                             -----                              ----
/s/ John P. Howlett                      Chairman and                               July 15, 2003
------------------------------------     Chief Executive Officer
            John P. Howlett              (Principal Executive Officer)

/s/ Sam Bhatt                            Vice President-Finance                     July 15, 2003
------------------------------------     (Principal Financial Officer)
               Sam Bhatt                 (Principal Accounting Officer)

/s/ Ronald A. Seitz                      President, Chief Operating Officer,        July 15, 2003
------------------------------------     and Director
            Ronald A. Seitz

/s/ Frank Jerd                           Director                                   July 15, 2003
------------------------------------
              Frank Jerd

/s/ George F. Raymond                    Director                                   July 15, 2003
------------------------------------
           George F. Raymond

I, John P. Howlett, certify that:

1. I have reviewed this Annual report on Form 10-K of Emtec, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

                                               /s/  JOHN P. HOWLETT
                                               -----------------------------
                                               John P. Howlett
                                               Chairman, and Chief
                                               Executive Officer
                                               (Principal Executive Officer)

I, Sam Bhatt, certify that:

1. I have reviewed this Annual report on Form 10-K of Emtec, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003

                                               /s/  Sam Bhatt
                                               -----------------------------
                                               Sam Bhatt
                                               Vice President - Finance
                                               (Principal Financial and
                                               Accounting Officer)

                                   EMTEC, INC.
                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


                                    CONTENTS




                                                          Page(s)
                                                          -------

INDEPENDENT AUDITORS' REPORT                                  1


CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets                                              2 & 3


Statements of Operations                                      4


Statements of Shareholders' Equity                            5


Statements of Cash Flows                                      6


Notes to Consolidated Financial Statements                  7 - 21

                      INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Emtec, Inc.
817 East Gate Drive
Mount Laurel, New Jersey 08054


We have audited the accompanying consolidated balance sheets of Emtec, Inc. as of March 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emtec, Inc. at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2002, the Company changed its method for accounting for goodwill and other intangible assets by adopting Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


                                            /s/ Baratz & Associates, P.A.


Marlton, New Jersey
June 6, 2003

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 AND 2002


                                                  2003          2002
                                                  ----          ----
    Assets
    ------
Current Assets
--------------
Cash and cash equivalents                      $ 1,792,101   $ 1,552,666
Receivables:
  Trade, net                                    14,553,124     6,288,425
  Others                                           476,682       296,529
Inventories                                      2,881,868     1,089,950
Prepaid expenses                                   462,827       388,307
Deferred tax assets                                 34,954        26,491
                                                ----------    ----------

    Total Current Assets                        20,201,556     9,642,368
    --------------------
Property and equipment, net                      1,190,851       703,940

Investment in geothermal power unit,
  less accumulated amortization
  of $337,478 and $302,407                         611,519       581,612
Deferred tax assets                                105,201        42,936
Intangible assets                                  176,632       371,777
Other assets                                        48,825        45,840
                                                ----------    ----------

    Total Assets                               $22,334,584   $11,388,473
    ------------                               ===========   ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 AND 2002



                                                  2003          2002
                                                  ----          ----
    Liabilities and Shareholders' Equity
    ------------------------------------
Current Liabilities
-------------------
Line of credit                                 $ 8,203,290   $      -
Due to related party                                   -          19,000
Accounts payable                                 8,199,792     6,609,837
Customer deposits                                  488,127       245,387
Accrued liabilities                              1,474,907       764,282
Deferred revenues                                1,321,013       840,413
                                               -----------    ----------

    Total Current Liabilities                   19,687,129     8,478,919
    -------------------------
Deferred revenue                                   757,023       799,472

Deferred tax liability                              51,945        60,124
                                               -----------   -----------

    Total Liabilities                           20,496,097     9,338,515
    -----------------                          -----------   -----------

Shareholders' Equity
--------------------
Common stock, $.01 par value; 25,000,000
  shares authorized; 7,080,498 shares issued
  and outstanding at March 31, 2003 and 2002        70,805        70,805
Additional paid-in capital                       2,210,805     2,210,805
Accumulated deficit                               (443,123)     (231,652)
                                               -----------   -----------

    Total Shareholders' Equity                   1,838,487     2,049,958
    --------------------------                 -----------   -----------

    Total Liabilities and
      Shareholders' Equity                     $22,334,584   $11,388,473
    ----------------------                     ===========   ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


                                              2003           2002           2001
                                              ----           ----           ----
Revenues:
   Procurement services                    $75,943,230    $50,813,243    $77,533,872
   Service and consulting                   16,140,896     11,654,978     10,745,360
   Geothermal                                  175,902        187,978         34,366
                                           -----------    -----------    -----------

      Total Revenues                        92,260,028     62,656,199     88,313,598
      --------------                       -----------    -----------    -----------

Cost of Revenues:
   Procurement services                     67,525,430     44,832,526     69,365,115
   Service and consulting                   11,915,844      7,693,460      7,966,648
   Geothermal                                   72,476         63,083         10,264
                                           -----------    -----------    -----------

      Total Cost of Revenues                79,513,750     52,589,069     77,342,027
      ----------------------               -----------    -----------    -----------

Gross Profit:
   Procurement services                      8,417,800      5,980,717      8,168,757
   Service and consulting                    4,225,052      3,961,518      2,778,712
   Geothermal                                  103,426        124,895         24,102
                                           -----------    -----------    -----------

       Total Gross Profit                   12,746,278     10,067,130     10,971,571
       ------------------                  -----------    -----------    -----------

Operating Expenses:
   Selling, general and
    administrative                          12,574,667      8,995,255     10,240,596
   Termination costs                              -            21,746         90,000
   Interest                                    160,803        210,305        692,227
   Loss on impairment, Goodwill                254,894          -              -
   E-Business costs                               -           617,220      1,303,740
                                           -----------    -----------    -----------

       Total Operating Expenses             12,990,364      9,844,526     12,326,563
       ------------------------            -----------    -----------    -----------

(Loss) Income From Continuing Operations
   Before Other Income And Income
   Tax Benefit (expense)                      (244,086)       222,604     (1,354,992)

Other income- litigation settlement              -               -            24,108

Income tax benefit(expense)                     32,615         (5,632)        73,059
                                           -----------    -----------    -----------

(Loss) Income From Continuing Operations,
   net of income taxes                        (211,471)       216,972     (1,257,825)

Loss from discontinued operations,
   net of income taxes                            -              -           (63,649)
                                           -----------    -----------    -----------

Net (Loss) Income                          $  (211,471)   $   216,972    $(1,321,474)
                                           ===========    ===========    ===========

(Loss) Income Per Share From Continuing
   Operations (Basic And Diluted)          $     (0.03)   $      0.03    $     (0.22)

Net (Loss) Income Per Share
   (Basic And Diluted)                     $     (0.03)   $      0.03    $     (0.23)
Weighted Average Number Of Shares
  Outstanding:
  Basic                                      7,080,498      7,080,498     5,679,700
  Diluted                                    7,123,831      7,081,398     5,679,700


                   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001





                                                               (Accumulated
                                                  Additional   Deficit)         Accumulated     Total
                              Common Stock        Paid-In      Retained         Comprehensive   Shareholders'
                           Shares       Amount    Capital      Earnings         (Loss) Income   Equity
                           ------       ------    ---------    ------------     -------------   -------------
Balance, March 31, 2000   5,329,501     53,295     1,314,876        872,850           1,776        2,242,797
                                                                                                   ---------


Stock issued in
  reverse acquisition     1,750,997     17,510       895,929                                         913,439
                                                                                                   ---------

Net loss for the year                                            (1,321,474)                      (1,321,474)


Unrealized loss on
  marketable securities                                                              (7,234)          (7,234)
                          ---------    -------     ---------      ---------           -----        ---------

Total Comprehensive
  Loss                                                                                            (1,328,708)
                                                                                                   ---------

Balance, March 31, 2001   7,080,498     70,805     2,210,805       (448,624)         (5,458)       1,827,528
                                                                                                   ---------

Net income for the year                                             216,972                          216,972

Unrealized gain on
  marketable securities                                                               5,458            5,458
                          ---------    -------     ---------      ---------          ------        ---------

Total Comprehensive
  Income                                                                                             222,430
                                                                                                   ---------

Balance, March 31, 2002   7,080,498    $70,805   $ 2,210,805      $(231,652)         $   -         $2,049,958

Net loss for the year                                              (211,471)                         (211,471)
                          ---------    -------     ---------     ----------          --------      ----------


Balance, March 31, 2003   7,080,498    $70,805   $ 2,210,805     $ (443,123)         $    -        $1,838,487
                          =========    =======   ===========     ==========          ========      ==========



                   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001


                                                 2003         2002          2001
                                                 ----         ----          ----
Cash Flows From Operating Activities
------------------------------------
Net (loss) income for the year                $  (211,471) $   216,972  $(1,321,474)

Adjustments to Reconcile Net Income
  (Loss) To Net Cash Provided By (Used
  In) Operating Activities
--------------------------------------
Depreciation and amortization                     590,293      548,007      422,256
Goodwill Impairment                               254,894          -           -
Deferred income tax (benefit) expense             (78,907)      13,693      (83,975)
Loss on sale of discontinued operations               -            -           -

Changes In Operating Assets and
  Liabilities
-------------------------------
Decrease in marketable securities                     -        292,346        7,189
(Increase) decrease in receivables             (8,444,852)   6,677,082    4,775,110
(Increase) decrease in inventories             (1,791,919)     (70,235)      71,748
(Increase) decrease in prepaid expenses           (74,520)     (88,537)     162,819
(Increase) decrease in other assets                  (903)       5,289       (2,313)
Increase in deferred tax assets                       -            -         (2,790)
Increase (decrease) in accounts payable         1,589,955     (674,788)    (958,818)
Increase (decrease) in customer deposits          242,740       42,185     (154,798)
Increase (decrease)in accrued liabilities         710,625     (261,361)    (123,469)
Increase (decrease)in deferred revenues           438,150     (101,389)    (251,871)
                                              -----------  -----------  -----------

Net Cash (Used In) Provided By
  Operating Activities                         (6,775,915)   6,599,264    2,539,614
------------------------------                -----------  -----------  -----------

Cash Flows From Investing Activities
------------------------------------
Purchases of equipment                         (1,003,962)    (142,624)    (338,045)
Additional investment in geothermal unit          (64,978)     (56,822)        -
Acquisition of a business segment                (100,000)    (409,945)        -
                                              -----------  -----------  -----------

Net Cash Used In Investing Activities          (1,168,940)    (609,391)    (338,045)
-------------------------------------         -----------  -----------  -----------

Cash Flows From Financing Activities
------------------------------------
Net increase (decrease) in line of credit       8,203,290   (6,535,405)  (1,775,336)
Cash acquired in reverse acquisition                  -            -        985,552
Payment of related party debt                     (19,000)         -           -
                                              -----------  -----------  -----------

Net Cash Provided By (Used In)
  Financing Activities                          8,184,290   (6,535,405)    (789,784)
------------------------------                -----------  -----------  -----------

Net Increase (Decrease) in
Cash and Cash Equivalents                         239,435     (545,532)   1,411,785
--------------------------
Beginning Cash and Cash Equivalents             1,552,666    2,098,198      686,413
-----------------------------------           -----------  -----------  -----------

Ending Cash and Cash Equivalents              $ 1,792,101  $ 1,552,666  $ 2,098,198
--------------------------------              ===========  ===========  ===========




                   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 2003, 2002 AND 2001

1.  Organization and Summary of Significant Accounting Policies


       Emtec (OTC: ETEC) is a systems integrator focused on providing technology solutions that enable our customers to effectively use and manage their data to grow their businesses. Our areas of specialization in IT services include remote network monitoring, help desk, network design, enterprise backup and storage server consolidation, and network security. Emtec's solutions are crafted to enable our customers to become more efficient and effective, thereby giving them a competitive advantage. Our customers are primarily Fortune 2000 companies, state and local government, local school districts, and other large and mid-sized companies located principally in the New York/New Jersey Metropolitan area and the Southeastern United States. Our commercial business is generally with customers with annual revenues ranging from $50 million to $500 million. We service our customer base from leased facilities in New Jersey, Connecticut, New York, Georgia, and Florida.

       The Company, was formed on April 1, 1995, as a result of the 1995 and 1996 mergers of three information technology companies that were originally founded between 1980 and 1983.

       Principles of Consolidation

       The consolidated financial statements include the accounts of the issuer and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

       Use of Estimates

       Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives of long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals.

       Revenue Recognition

       The Company recognizes revenues based upon Staff Accounting Bulletin #101 (SAB 101). SAB 101 states that revenue recognition cannot occur until the earnings process is complete, evidenced by an agreement between the Company and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. If significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Procurement services represent sales of computer hardware and prepackaged software. Revenue from consulting and support service contracts are recognized ratably over the contract or service period. Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately at their contract date. The Company believes that net revenue reporting for manufacturer support service contracts is more appropriate. Thus the Company has adopted net revenue reporting for manufacturer support service contracts starting this fiscal year and has reclassified contract costs from prior periods as an offset to revenue to conform to the current presentation.

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

         Property and Equipment

         Property and equipment are stated at original cost. Depreciation and amortization for financial accounting purposes are computed using the straight line method over the estimated lives of the respective assets. Accelerated methods of depreciation are used for tax purposes. Property and equipment along with their components are as follows:


                                              Original Cost         Estimated Life
                                              -------------         --------------

                                          March 2003     March 2002     (Years)
                                          ----------     ----------     -------
       Computer equipment               $ 3,115,071    $ 2,510,613        3
       Capitalized Leases                   444,114        143,432        5
       Furniture and fixtures               321,670        292,355        5
       Leasehold improvements               200,435        147,248        5
       Vehicles                              80,984         66,745        2
                                           ---------      ---------

       Total Property and Equipment     $ 4,162,274    $ 3,160,393

       Less: accumulated depreciation
         and amortization                (2,971,423)    (2,456,453)
                                          ---------      ---------

        Net book value                   $ 1,190,851   $   703,940
                                           =========      =========


         Maintenance and repair costs are charged to expense as incurred. The cost and accumulated depreciation relating to property and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gains or losses are credited or charged to income.

         Valuation of Long Lived Assets

         The Company evaluates the recoverability of its long-lived assets (other than intangibles and deferred tax assets) in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,"(SFAS No. 144). Long-lived assets are reviewed for impairment under SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset.

         Goodwill and Intangible Assets

         Goodwill is the excess of the purchase price over the fair value of the net assets acquired in a business combination accounted for under the purchase method. Beginning April 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS
142), goodwill and indefinite-lived assets are no longer amortized, but instead tested for impairment at least annually (see Note 5). Intangible assets that have finite useful lives are amortized over their useful lives.

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

         Advertising Costs

         Advertising and marketing costs are charged to expense as incurred. Advertising and marketing expenses for the years ended March 31, 2003, 2002 and 2001 were $492,481, $306,271, and $617,265, respectively.

         Stock-Based Compensation

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employer stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No.
123. (See Note 11)

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

         Recent Accounting Pronouncements

         In June 2001, the FASB issued two new statements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other intangible Assets."

         Effective April 1, 2002, the Company adopted SFAS No. 141 that requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets, other than goodwill, are to be amortized over their estimated useful economic life.

         SFAS No. 142 requires that goodwill not be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to goodwill and other intangible assets, regardless of when those assets were initially recognized. Effective April 1, 2002, the Company adopted SFAS No. 142 and in connection with its adoption, discontinued the amortization of goodwill. The Company follows the two-step process prescribed in SFAS 142 to test its goodwill for impairment . The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis. The Company performed its initial goodwill impairment test as of April 1, 2002 and another impairment test as of March 31, 2003 (see Note 5).

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (I) recognition/measurement of impairment of long-lived assets to be held and used and (II) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board's No. 30 ("APB 30"). "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, "for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 144 effective April 1, 2002. The adoption of this standard did not have any material impact on the Company's financial statements for the year ended March 31, 2003.

2.     Acquisitions
       ------------

       On August 31, 2002, the Company acquired all of the customer contracts and certain assets of Turnkey Computer Systems, Inc. of Clifton, NJ. The purchase price will be paid over a two-year period and will be based on an earning share derived from the customer contracts transferred from Turnkey to Emtec. Earnings share for a given period shall mean 50% of earnings for that period, provided, that, if for that period earnings is less than $120,000, then the earnings share for that period shall be the earnings in excess of $60,000. The first earning share will be calculated at the end of twelve months ended on August 31, 2003.

       On August 12, 2002, the Company acquired certain assets of Acentra Technologies, Inc., including the assignment of the State of New Jersey computer supply and services contract. The Company paid a net purchase price of $165,607 in cash to be allocated under the purchase method as follows:



         Assignment of State of NJ Contract          $ 100,000
         Inventory                                     326,798
         Equipment                                      22,715
         Advance payment amount from customers       ( 283,906)
                                                     ---------

         Net Purchase Price                          $ 165,607
                                                     =========

       Below is the supplemental information on a pro forma basis as if the Company acquired Turnkey Computer Systems, Inc. and Acentra Technologies, Inc. at the beginning of the each period ending March 31, 2003 and 2002, respectively.


                                           2003            2002
                                           ----            ----

            Net revenues               $97,140,834      $97,327,991

            Net (loss) income          ( 2,099,744)         963,864

            Net (loss) income
             per share                 $     (0.30)     $      0.14


       At January 9, 2002, the Company acquired substantially all of the assets of Devise Associates, Inc., an information technology consulting and managed services organization located in New York City. The Company paid an aggregate purchase price to the seller of $355,051 in cash and incurred other direct acquisition costs of $54,894. The total acquisition cost of $409,945 has been allocated under the purchase method as follows:


            Goodwill                                $ 254,894
            Equipment                                 152,220
            Prepaid Expenses                            2,831
                                                      -------

            Aggregate Purchase Price                $ 409,945
                                                      =======

3.  Inventories
    -----------

    The components of inventories at March 31, are as follows:

                                           2003         2002
                                           ----         ----
       Hardware, software and
         accessories                  $ 3,221,904  $ 1,390,790
       Service parts                      131,167      150,875
                                        ---------    ---------
                                        3,353,071    1,541,665
       Less inventory reserve             471,203      451,715
                                        ---------    ---------

                                      $ 2,881,868  $ 1,089,950
                                        =========    =========


       Appropriate consideration has been given to deterioration, obsolescence and other factors in evaluating net realizable value.

4.     Financing Arrangements
       ----------------------

       On November 21, 2001, the Company entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet") under which the Company may borrow on 85% of its eligible trade receivables. Interest on outstanding loans under the revolving credit facility with Fleet is charged monthly at a fluctuating rate per annum equal to 0.25% above the prime rate and, at our option, interest on up to 50% of the outstanding loans may be charged at libor plus 2.75%. The Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of the Company assets. Since current credit facilities with two of the Company's primary trade vendors, (GE Access, and Ingram Micro.,) were also collateralized by substantially all of the Company's assets, Fleet, GE Access and Ingram Micro, have entered into intercreditor agreements, which provide that as regards to these vendors, debt obligations to Fleet are accorded priority. The lending agreement contains financial covenants that require the Company to maintain a maximum leverage ratio, a minimum debt ratio, a minimum tangible net worth ratio, and a minimum result of operations. As of March 31, 2003, the Company was not in compliance with any of its financial covenants. On November 21, 2001, we also entered into a Wholesale Financing Security Agreement with IBM. This credit facility, which is collateralized by a $750,000 letter of credit from Fleet in favor of IBM, affords us up to a like amount of credit to purchase IBM products from IBM Global Financing. On January 9, 2002, Fleet also issued a $250,000 letter of credit in favor of its landlord for our New York City office, as a security deposit for the building lease.

       At March 31, 2003, the Company had a $8,203,290 outstanding balance under the credit facility.

       On June 11, 2003 Fleet offered to waive such non-compliance and increase our credit facility permanently to $12.50 million through November 21, 2005 in consideration of a cash payment of service fees to Fleet of $50,000 and an increased interest rate of one percent above prime. The Company is currently reviewing and negotiating the amended terms of its facility but cannot state with any certainty the terms upon which the credit facility will be continued or its duration. The Company and Fleet expect to finalize the amended terms within the next 30 days.

      On June 17, 2003 Fleet temporarily increased our current credit facility from $10.0 million to $11.50 million. This increase expires on July 18, 2003.

5.      Intangible Assets

       The Company adopted SFAS No. 142, effective April 1, 2002. As a result, amortization of goodwill was discontinued in 2003. Amortization expense for the years ended March 31, 2002 and 2001 amounted to $13,158 for each year.

       The Company performed its initial goodwill impairment test as of April 1, 2002 and another impairment test as of March 31, 2003. Based on the impairment test performed as of March 31, 2003, the goodwill of $254,894 associated with the acquisition of Devise Associates, Inc. was determined to be fully impaired and charged to earnings. This determination was based upon the operating and cash flow losses of this business unit since the January 9, 2002 acquisition date and budgeted fiscal 2004 operating and cash flow losses for this business unit. The Company found no impairment of its remaining goodwill of $112,996.

       The Company was assigned a contract to supply computer hardware and services to the State of New Jersey in the August 12, 2002 acquisition of Acentra Technologies, Inc. This contract was valued at $100,000 in the acquisition. Amortization expense of $36,364 was expensed in 2003 based upon the current contract term that ends at May 2004. The contract is subject to annual renewals. The Company was successful in renewing the May 2003 contract during fiscal 2003. The net carrying value for this contract amounted to $ 63,636 at March 31, 2003.

6.      Income Tax Benefit (Expense)

        Deferred income taxes reflect the net tax effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards (when available). Income tax benefit (expense) consisted of the following for the years ended March 31:



                                         2003          2002          2001
                                         ----          ----          ----
             Continuing Operations
             ---------------------
                Current taxes
                -------------
                  Federal              $( 9,883)     $ 21,143     $(  9,627)
                  State and local       (36,409)     ( 13,082)     (  1,289)
                                         ------       -------       -------
                                        (46,292)        8,061      ( 10,916)

                Deferred taxes
                --------------
                  Federal                61,616      ( 10,827)       68,035
                  State and local        17,291      (  2,866)       15,940
                                         ------       -------       -------
                                         78,907      ( 13,693)       83,975
                                         ------       --------      -------

Total- Continuing Operations             32,615      (  5,632)       73,059
                                         ------      ---------      -------

             Discontinued Operations
             -----------------------

Total- Discontinued Operations              -            -            1,970
                                         ------       -------       -------

Net Income Tax Benefit(Expense)        $ 32,615      $( 5,632)    $  75,029
                                         ======        ======       =======


      Reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

                                                      2003         2002        2001
                                                      ----         ----        ----

       Expected tax benefit(expense) at
       statutory rates                            $  82,989    $( 73,225)   $ 474,811
       Effect of state taxes, net                  ( 19,118)    ( 15,883)      14,362
       Valuation allowances                        ( 23,927)      92,158     (397,878)
       Permanent differences                        ( 7,329)    (  8,682)    ( 16,266)
                                                     ------     --------      -------

       Actual Income Tax Benefit/(Expense)         $ 32,615     $( 5,632)   $  75,029
                                                    =======       ======      =======


    Significant items comprising the Company's deferred tax assets and liability at March 31, are as follows:

                                                              2003       2002
                                                              ----       ----
      Deferred Tax Assets
      -------------------

      Differences between book and tax basis:
        Trade receivables                                 $  96,195  $  60,950
        Inventories                                         198,088    190,305
        Property and equipment                                -         17,140
        Accrued liabilities                                  55,259     13,655
        Goodwill                                             93,604       -
        Net Operating loss carryforwards                    372,590    412,222
                                                            -------    -------
                                                            815,736    694,272

      Less Valuation Allowance                             (675,581)  (624,845)
      ------------------------                              -------    -------

      Net Deferred Tax Assets                             $ 140,155   $ 69,427
      -----------------------                               =======    =======


      Deferred Tax Liability
      ----------------------

      Differences between book and tax basis:
        Investment in geothermal
          power unit                                      $  45,617   $(60,124)
        Property and equipment                                6,328      -
                                                            -------    -------

      Total Deferred Tax Liability                        $  51,945   $(60,124)
      ----------------------------                          =======    =======


       At March 31, 2003 and 2002 the Company recorded a valuation allowance against its deferred tax assets, as stated in the above table, reducing those assets to amounts which, conservatively, are more likely than not to be realized. Federal and state net operating loss carryforwards approximated $850,000 and $1,050,000 respectively at March 31, 2003. Federal net operating loss carryforwrds expire in 2021; state net operating loss carryforwards expire at various years through 2008.

7. Related Party Transactions

       At March 31, 2002 the Company owed $19,000 to a Company officer's relative. This loan was paid in full during the fiscal year ended March 31, 2003. Except for quarterly interest payments there was no other loan activity during the period. Interest paid on the loan was $1,710, $2,280 and $2,280 for the years ended March 31, 2003, 2002 and 2001, respectively.

8.  Major Customers

       Two major customers approximated 23%, 17% and 34% of the Company's net sales in the years 2003, 2002 and 2001 respectively. Major customer sales by locations are as follows:


                        % Of Total Revenues              Locations
                        -------------------              ---------
                                20%                  Education - Atlanta, GA
                                15%                  Government, NJ
                                ---

               2003             35%
               ----             ===

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

9. Fair Value of Financial Instruments

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

10. 401(k) Plan

       The Company sponsors a 401(k) plan for all employees with at least 6 months of service and who are at least 20 years of age. Eligible employees may contribute 2% to 15% of their annual compensation to the plan. The

Company matches 25% of the first 6% of employee plan contributions and may contribute additional amounts at the Company's discretion. Participants are vested 20% for each year of service and are fully vested after 6 years. Company contributions to the plan were $119,911, $84,707, and $95,374 for the years ended March 31, 2003, 2002, and 2001, respectively.

11. Stock Option Plan

       The Company's 1996 Stock Option Plan (the Plan) (amended in 1999) authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,000,000 shares of its common stock for issuance under the Plan at prices not less than 100% of the fair value of the Company's common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company's common stock). The Company used the minimum value option pricing model as prescribed by SFAS No. 123 to determine the impact of applying the fair value method required by SFAS No. 123 prior to going public at January 17, 2001. The Black-Scholes option pricing model has been used to determine the fair value of options granted subsequent to January 17, 2001.

       Option activity is summarized as follows:

          For the year ended March 31, 2001:

          Options granted                                       226,907
          Options exercised                                        -
          Options forfeited or expired                         (185,730)
                                                                -------

          Options outstanding - March 31, 2001                  465,259

          For the year ended March 31, 2002:

          Options granted                                        82,746
          Options exercised                                        -
          Options forfeited or expired                         (166,677)
                                                                -------

          Options outstanding - March 31, 2002                  381,328

          For the year ended March 31, 2003:

          Options granted                                       180,000
          Options exercised                                        -
          Options forfeited or expired                          (99,900)
                                                                -------

          Options outstanding- March 31, 2003                   461,428
                                                                =======

            Information with respect to stock options outstanding and exercisable at March 31, 2003 is as follows:

                       Options Outstanding and Exercisable

          Outstanding    Weighted Avg. Remaining
         as of 3/31/03          Life in Years       Exercise Price
         -------------          -------------       --------------
             261,428                 2.0                 $1.00
              30,000                 3.7                 $0.55
             140,000                 4.5                 $0.29
              30,000                 4.7                 $0.44

       SFAS No. 123 requires pro forma disclosure under the fair value method of net (loss) income and (loss) income per share when stock options are granted to employees and directors. The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The weighted average fair value of options granted in 2003 and 2002 and the assumptions used in estimating fair value under the Black-Scholes model are as follows:

                                            2003        2002
                                            ----        ----
Estimated fair value of options granted    $13,744     $42,436
                                           =======     =======


Principal assumptions in applying the Black-Scholes valuation model:

      Expected life, in years                 2.50         2.50
      Risk-free interest rate                 3.01%        2.96%
      Expected volatility                     1.54         1.72
      Expected dividend yield                 0.00%        0.00%

       For purposes of pro forma disclosures, the estimated fair value of options granted to employees and directors is amortized to expense over the options' vesting period and the pro forma expense is adjusted for the effect of income taxes. Had the Company adopted FASB Statement No. 123 in lieu of APB No. 25, the Company's net (loss) income and (loss) income per share would have been the pro forma amounts indicated below:

                                           2003           2002
                                           ----           ----
Pro forma net (loss) income             $(232,944)      $ 208,039
Pro forma (loss) income per share
    basic and diluted                     $(0.03)         $ 0.03

12. Termination Costs

       Termination costs of $0 (2003), $21,746 (2002) and $90,000 (2001) were paid to former Company executives.

13. Commitments and Contingencies

Leases:

       The Company leases offices, warehouse facilities, vehicles and office equipment under noncancellable operating leases. Future minimum lease payments under such leases are as follows:

            Fiscal Years
            ------------
               2004                  $  994,482
               2005                     485,006
               2006                     336,139
               2007                     330,208
               Thereafter               403,188
                                     ----------
               Total                 $2,549,023
                                     ==========

       Aggregate rent expense for offices and warehouse facilities amounted to $920,893, $590,347, and $521,602 for the years ended March 31, 2003, 2002, and
2001, respectively. Aggregate rent expense for vehicles and office equipment amounted to $118,026, $243,444, and $333,591 for the years ended March 31, 2003, 2002, and 2001, respectively.

Litigation:

         In March 2002,a lawsuit was filed against the Company by a competitor seeking damages of an unspecified amount. The competitor is alleging that the Company illegally interfered with customer relationships of the competitor. At this time, the outcome of this litigation cannot be determined. There has been no change to this litigation matter in last twelve months. The lawsuit is still in the discovery phase.

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

14. Supplemental Cash Flow Information

       Cash paid for interest and income taxes were as follows:

                                   2003          2002         2001
                                   ----          ----         ----
            Interest             $160,803      $246,287     $705,473
            Income Taxes         $ 17,128      $ 13,082     $ 11,231

15. Discontinued Operations

         During fiscal 2000, the Company completed the sale of assets of it's two South Carolina locations (Greenville and Charleston) to a company formed by some of it's prior employees. The Company incurred a loss of $971, net of an income tax benefit of $613 on the disposition of the assets. Financial information with respect to the discontinued operations is summarized as follows:

                                           2003         2002         2001
                                           ----         ----         ----
         Net revenues                     $  -        $  -        $  7,017

         Cost of revenues                    -           -          10,014
                                          ------      ------      --------

         Gross (loss) profit                 -           -          (2,997)

         Operating expenses                  -           -          62,622
                                          ------      ------      --------

         Loss before income taxes            -           -         (65,619)

         Income tax benefit                  -           -           1,970
                                          ------      ------      --------

         Net Loss from
          Discontinued Operations         $  -         $  -       $(63,649)
                                          ======       ======     ========

16. Segment Information

       The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," . The Company's business activities are considered to be in two business segments, our Information Technology Division and our Geothermal Division. Our Information Technology division provides a comprehensive range of information technology products, services and solutions to a broad base of commercial and governmental customers. Our Geothermal division is engaged in activities designed to identify and acquire geothermal oil and gas leases in the Western United States. Geothermal revenues are primarily derived from royalty payments from these leases as well as the applicable portion of geothermal steam revenues sold to PacifiCorp on a prepayment basis.

       For the year ended March 31, 2003 the company has aggregated its information technology operating locations into one information technology segment due to their similar economic and business characteristics as permitted under SFAS No. 131 and prior period segment information has been reclassified in aggregate form to conform with the current presentation.

       The following is financial information relating to the operating segments:

                                                        Years Ended March 31:
                                                 ----------------------------------
                                                 2003            2002           2001
                                                 ----            ----           ----
       Revenues
       --------
       Information Technology                $ 92,084,126   $  62,468,221  $  88,279,232
       Geothermal                                 175,902         187,978         34,366
                                             ------------   -------------  -------------

           Total Revenues                    $ 92,260,028   $  62,656,199  $  88,313,598
           --------------                    ============   =============  =============

       Interest Expense
       ----------------
       Information Technology                     160,803         210,305        692,227
       Geothermal                                    -               -              -
                                             ------------   -------------  -------------

           Total Interest Expense            $    160,803   $     210,305  $     692,227
           ----------------------            ============   =============  =============

       Depreciation and Amortization
       -----------------------------
       Information Technology                     555,223         523,174        417,320
       Geothermal                                  35,070          24,833          4,936
                                             ------------   -------------  -------------
             Total Depreciation
             and Amortization                $    590,293   $     548,007  $     422,256
             ------------------              ============   =============  =============

       Operating Income/(Loss)
       -----------------------
       Information Technology                    (306,750)        138,802     (1,337,692)
       Geothermal                                  62,664          83,802          6,808
                                             ------------   -------------  -------------
       Net Segment Operating
         Income/(Loss)                           (244,086)        222,604     (1,330,884)

       Income/(Loss) From Continuing
         Operations Before Income
         Tax (Expense) Benefit               $   (244,086)  $     222,604  $  (1,330,884)
       ----------------------------

       Income Tax (Expense) Benefit-
         Continuing Operations                     32,615          (5,632)        73,059
                                             ------------   -------------  -------------

       Income (Loss) From Continuing
         Operations, net of income taxes     $   (211,471)  $     216,972  $  (1,257,825)
       ---------------------------------     ============   =============  =============


       Identifiable Assets:
       --------------------

         As of March 31:                      2003            2002
                                              ----            ----

       Information Technology              21,723,065      10,806,861
       Geothermal                             611,519         581,612
                                          -----------     -----------

       Identifiable Assets From
         Continuing Operations             22,334,584      11,388,473

       Discontinued Operations                  -               -
                                          -----------     -----------

         Total Assets                     $22,334,584     $11,388,473
                                          ===========     ===========

17. Investment in Geothermal Power Unit

       The investment in Geothermal Power Unit (Unit) represents a 5.49% working interest in the Roosevelt Hot Springs geothermal power unit. An agreement is in place to sell all of the steam from the Unit through 2023 to PacifiCorp, which has constructed the Blundell power plant to utilize the steam. This agreement, entered into in 1993, included an advance payment. The remaining unamortized deferred revenue attributable to the 1993 advance payment in the amount of $757,023 is reported as a non-current liability at March 31, 2003 and will be recognized into income ratably through 2023. PacifiCorp pays the Company for operating and maintenance services and a reimbursement of royalties for one lease that is included in the Unit. The Company pays its proportionate share of operating and maintenance expenses to the operator of the Unit.

18. Quarterly Financial Information - (Unaudited)


                                 First        Second        Third         Fourth         Total
                                 Quarter      Quarter       Quarter       Quarter         Year
                                 -------      -------       -------       -------        -----
                                                           2003
       Revenues               $19,537,220   $24,466,189   $22,676,453   $25,580,166   $92,260,028
       Gross Profit             3,115,305     3,183,756     2,308,341     4,102,240    12,709,642
       Net Income (Loss)      $   114,255   $   122,456   $  (767,026)  $   318,844   $  (211,471)
       Per share:
        (Basic and Diluted)   $       .02   $       .02   $     (0.11)  $       .04   $      (.03)

                                                             2002
       Revenues               $17,572,446   $16,779,919   $17,368,489   $10,935,345   $62,656,199
       Gross Profit             2,754,588     2,422,672     2,775,043     2,114,827    10,067,130
       Net Income (Loss)      $   271,318   $   157,023   $    29,380   $  (240,749)  $   216,972
       Per share:
        (Basic and Diluted)   $       .04   $       .02   $       .00   $      (.03)  $       .03

19. Accounts Receivable and Inventory Allowances

       The following table provides information regarding accounts receivable and inventory valuation allowance activity for the three years ended March 31, 2003.

                                                        Allowances
                                            ---------------------------------
                                            Accounts Receivable     Inventory
                                            -------------------     ---------
       Balance, March 31, 2000                    368,057           175,487

       Charged to costs and expenses              276,198           344,918
       Write-offs                                (211,365)         (129,222)
                                                ---------         ---------
       Balance, March 31, 2001                  $ 432,890         $ 391,183

       Charged to costs and expenses               55,917            76,062
       Write-offs                                (336,205)          (15,530)
                                                ---------         ---------
       Balance, March 31, 2002                  $ 152,602         $ 451,715

       Charged to costs and expenses               88,245            23,536
       Write-offs                                (   -   )           (4,048)
                                                ---------         ---------
       Balance, March 31, 2003                  $ 240,847         $ 471,203
                                                =========         =========

                            STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as.................................'TM'