Form 10-Q
period 2003-06-30
EMTEC INC/NJ
filed 2003-08-18
CIK 5117

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to__________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [_]Yes [X] No

     As of July 31, 2003, there were outstanding 7,080,498 shares of the registrant's common stock.

                                   EMTEC, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

                                Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheets
         June 30, 2003 (Unaudited) and March 31, 2003 .........................1-2

         Consolidated Statements of Operations
         Three months ended June 30, 2003 (Unaudited) and 2002 (Unaudited) ......3

         Consolidated Statements of Cash Flows
         Three months ended June 30, 2003 (Unaudited) and 2002 (Unaudited) ......4

         Notes to Consolidated Financial Statements
         Three months ended June 30, 2003 and 2002 (Unaudited) ................5-8

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Result of Operations ..................................9-17

Item 3 - Quantitative and Qualitative Information About Market Risk ............18

Item 4 - Controls and Procedures ...............................................19

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K ......................................20

SIGNATURES .....................................................................21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                         June 30,     March 31,
                                           2003          2003
                                       -----------   -----------
                                       (unaudited)
   Assets

Current Assets

Cash and cash equivalents              $ 1,050,332   $ 1,792,101
Receivables:
   Trade, net                           17,194,183    14,553,124
   Others                                  500,417       476,682
Inventories                              2,954,495     2,881,868
Prepaid expenses                           615,176       462,827
Deferred tax assets                         34,954        34,954
                                       -----------   -----------

      Total Current Assets              22,349,557    20,201,556

Property and equipment, net              1,050,216     1,190,851

Investment in geothermal power unit,
   less accumulated amortization
   of $337,478 and $302,407                601,129       611,519
Deferred tax assets                         57,300       105,201
Intangible assets                          162,023       176,632
Other assets                                48,413        48,825
                                       -----------   -----------

      Total Assets                     $24,268,638   $22,334,584
                                       ===========   ===========

               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  June 30,     March 31,
                                                    2003          2003
                                                -----------   -----------
                                                (unaudited)
   Liabilities and Shareholders' Equity

Current Liabilities

Line of credit                                  $ 8,048,248   $ 8,203,290
Accounts payable                                 10,330,602     8,199,792
Customer deposits                                   190,000       488,127
Accrued liabilities                               1,433,458     1,474,907
Deferred revenues                                 1,271,597     1,321,013
                                                -----------   -----------

   Total Current Liabilities                     21,273,905    19,687,129

Deferred revenue                                    746,410       757,023

Deferred tax liability                               51,945        51,945
                                                -----------   -----------

   Total Liabilities                             22,072,260    20,496,097
                                                -----------   -----------

Shareholders' Equity

Common stock, $.01 par value; 25,000,000
   shares authorized; 7,080,498 shares issued
   and outstanding                                   70,805        70,805
Additional paid-in capital                        2,210,805     2,210,805
Accumulated deficit                                 (85,232)     (443,123)
                                                -----------   -----------

   Total Shareholders' Equity                     2,196,378     1,838,487
                                                -----------   -----------

   Total Liabilities and
      Shareholders' Equity                      $24,268,638   $22,334,584
                                                ===========   ===========

               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                              Three Months Ended:
                                           -------------------------
                                            June 30,      June 30,
                                              2003          2002
                                           -----------   -----------
Revenues:
   Procurement services                    $23,730,729   $15,980,546
   Service and consulting                    4,702,026     3,683,209
   Geothermal                                   47,585        45,349
                                           -----------   -----------
      Total Revenues                        28,480,340    19,709,104
                                           -----------   -----------

Cost of Revenues:
   Procurement services                     21,691,493    14,061,661
   Service and consulting                    3,067,780     2,514,540
   Geothermal                                   17,484        17,598
                                           -----------   -----------
      Total Cost of Revenues                24,776,757    16,593,799
                                           -----------   -----------

Gross Profit:
   Procurement services                      2,039,236     1,918,885
   Service and consulting                    1,634,246     1,168,669
   Geothermal                                   30,101        27,751
                                           -----------   -----------
      Total Gross Profit                     3,703,583     3,115,305
                                           -----------   -----------

Operating Expenses:
   Selling, general and
      administrative                         3,205,245     2,973,914
   Interest                                     99,166        27,136
                                           -----------   -----------
      Total Operating Expenses               3,304,411     3,001,050
                                           -----------   -----------

Income Before Income Tax Expense               399,172       114,255

Income tax expense                              41,281            --
                                           -----------   -----------
Net Income                                 $   357,891   $   114,255
                                           ===========   ===========

Net Income Per Share {Basic And Diluted}   $      0.05   $      0.02

Weighted Average Number Of Shares
   Outstanding {Basic And Diluted}           7,080,498     7,080,498

               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                 Three Months Ended:
                                              -------------------------
                                                June 30,     June 30,
                                                  2003         2002
                                              -----------   -----------
Cash Flows From Operating Activities

Net income for the three months               $   357,891   $   114,255

Adjustments to Reconcile Net Income To Net
   Cash Used In Operating Activities
Depreciation and amortization                     192,448       132,085
Deferred income tax                                47,901            --

Changes In Operating Assets and Liabilities
Increase in receivables                        (2,664,794)   (5,158,788)
Increase in inventories                           (72,627)   (1,005,386)
Increase in prepaid expenses                     (152,349)      (11,385)
Decrease in other assets                              413         1,087
Increase in accounts payable                    2,130,810     2,927,080
Decrease in customer deposits                    (298,127)     (245,387)
(Decrease) Increase in accrued liabilities        (41,449)      752,434
(Decrease) Increase in deferred revenue           (49,415)      270,001
                                              -----------   -----------

Net Cash Used In Operating Activities            (549,298)   (2,224,004)

Cash Flows From Investing Activities

Purchases of equipment                            (37,426)     (423,714)

Cash Flows From Financing Activities

Net (decrease)increase in line of credit         (155,045)    1,330,382
                                              -----------   -----------

Net Decrease in Cash and Cash Equivalents        (741,769)   (1,317,336)

Beginning Cash and Cash Equivalents             1,792,101     1,552,666
                                              -----------   -----------

Ending Cash and Cash Equivalents              $ 1,050,332   $   235,330
                                              ===========   ===========

               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)

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

     Option activity is summarized in the following table:

Options outstanding - April 1, 2003                  461,428

Activity for the three months ended June 30, 2003:
Options granted
Options exercised
Options forfeited or expired                         (10,000)
                                                     -------

Options outstanding - June 30, 2003                  451,428
                                                     =======

3.   Line of Credit

     On November 21, 2001, the Company entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet") under which the Company may borrow on 85% of its eligible trade receivables. Interest on outstanding loans under the revolving credit facility with Fleet is charged monthly at a fluctuating rate per annum equal to 0.25% above the prime rate and, at our option, interest on up to 50% of the outstanding loans may be charged at libor plus 2.75%. The Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of the Company assets. Since current credit facilities with two of the Company's primary trade vendors, (GE Access, and Ingram Micro.,) were also collateralized by substantially all of the Company's assets, Fleet, GE Access and Ingram Micro, have entered into intercreditor agreements, which provide that as regards to these vendors, debt obligations to Fleet are accorded priority. The lending agreement contains financial covenants that require the Company to maintain a maximum leverage ratio, a minimum debt ratio, a minimum tangible net worth ratio, and a minimum result of operations. As of June 30, 2003 the Company was not in compliance with its financial covenant. On November 21, 2001, we also entered into a Wholesale Financing Security Agreement with IBM. This credit facility, which is collateralized by a $750,000 letter of credit from Fleet in favor of IBM, affords us up to a like amount of credit to purchase IBM products from IBM Global Financing. On January 9, 2002, Fleet also issued a $250,000 letter of credit in favor of its landlord for our New York City office, as a security deposit for the building lease.

     At June 30, 2003, the Company had a $8,048,245 outstanding balance under the credit facility.

     On June 11, 2003 Fleet offered to waive such non-compliance and increase our credit facility permanently to $12.50 million through November 21, 2005 in consideration of a cash payment of service fees to Fleet of $50,000 and an increased interest rate of one percent above prime. The Company is currently reviewing and negotiating the amended terms of its facility but cannot state with any certainty the terms upon which the credit facility will be continued or its duration. The Company and Fleet expect to finalize the amended terms within the next 30 to 90 days.

     On June 17, 2003 Fleet temporarily increased our current credit facility from $10.0 million to $11.50 million. This increase expired on July 18, 2003. On July 18, 2003 Fleet extended this temporary increase for additional 30 days.

4.   Trade Receivables

     The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of the accounts. Trade accounts receivable consists of the following:

----------------------------------------------------------------
                                  June 30, 2003   March 31, 2003
----------------------------------------------------------------
Trade Receivable                   $17,456,079     $14,793,971
----------------------------------------------------------------
Allowance for doubtful accounts       (261,896)       (240,847)
----------------------------------------------------------------
Trade Receivable, net              $17,194,183     $14,553,124
----------------------------------------------------------------

5.   Inventory

     Inventories are stated at lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase price. The Company provides an inventory reserve for obsolescence and deterioration based on management's review of product sales. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $518,920 and $471,203 at June 30, 2003 and March 31, 2003, respectively.

6.   Acquisitions

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

     On August 12, 2002, the Company acquired certain assets of Acentra Technologies, Inc., including the assignment of the State of New Jersey computer supply and services contract. The Company paid a net purchase price of $165,607 in cash to be allocated under the purchase method as follows:

Assignment of State of NJ Contract     $ 100,000
Inventory                                326,798
Equipment                                 22,715
Advance payment amount from customers   (283,906)
                                       ---------
Net Purchase Price                     $ 165,607
                                       =========

7.   Major Customers

     Two major customers accounted for approximated 56%, and 27% of the Company's net sales in the quarter ended June 30, 2003 and 2002, respectively.

     While the Company believes its relationship with these customers will continue, there can be no assurance that sales to these customers will continue at all or at the same level.

8.   Segment Information

     Summarized financial information relating to the Company's operating segments are as follows:

For the three months ended June 30:      2003          2002
                                      -----------   -----------
Revenues

Information Technology                $28,432,755   $19,663,755
Geothermal                                 47,585        45,349
                                      -----------   -----------
   Total Revenues                     $28,480,340   $19,709,104
                                      ===========   ===========

Operating Profit/(Loss)

Information Technology                $   382,149   $    96,039
Geothermal                                 17,023        18,216
                                      -----------   -----------
Net Segment Operating
   Income/(Loss)                      $   399,172   $   114,255

Income Tax Expense                         41,281            --
                                      -----------   -----------
Net Income                            $   357,891   $   114,255
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

     Critical Accounting Policies

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

o    Revenue Recognition

     We recognize revenues based upon Staff Accounting Bulletin #101 (SAB 101). SAB 101 states that revenue recognition cannot occur until the earnings process is complete, evidenced by an agreement between us and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. If significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Procurement services represent sales of computer hardware and prepackaged software. Revenue from consulting and support service contracts are recognized ratably over the contract or service period. Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately on their contract date. These contracts contain cancellation privileges that allow our customer to terminate a contract with 90 days written notice. In this event, the customer is entitled to a pro-rated refund based on the remaining term of the contract and we would owe the manufacturer a pro-rated refund of the cost of the contract. However, we have experienced no customer cancellations of any significance during our most recent 3-year history and do not expect cancellations of any significance in the future. We believe that net revenue reporting for manufacturer support service contracts is more appropriate. Thus starting the fiscal year ended March 31, 2003, we have adopted net revenue reporting for manufacturer support service contracts and to conform to the current presentation, have reclassified contract costs from prior periods as an offset to revenue.

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

o    Goodwill and Intangible Assets

     We have adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". As a result, amortization of goodwill was discontinued. We performed the initial goodwill impairment test as of April 1, 2002 and another impairment test as of March 31, 2003. Based on the impairment test performed as of March 31, 2003, the goodwill of $254,894 associated with the acquisition of Devise Associates, Inc., was determined to be fully impaired and charged to earnings in fiscal year ended March 31, 2003. This determination was based upon the operating and cash flow losses of this business unit since the January 9, 2002 acquisition date and budgeted fiscal 2004 operating and cash flow losses for this business unit. We found no impairment of the remaining goodwill of $112,996 as of March 31, 2003.

     We were assigned a contract to supply computer hardware and services to the State of New Jersey in the August 12, 2002 acquisition of Acentra Technologies, Inc. This contract was valued at $100,000 in the acquisition. Amortization expense of $13,636 was expensed in the current period based upon the current contract term that ends at May 2004. The contract is subject to annual renewals. The net carrying value for this contract amounted to $50,000 at June 30, 2003.

o    Income Taxes

     Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Emtec's financial statements or tax returns. In estimating future tax consequences, Emtec generally considers all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. We continue to be conservative in accounting for income taxes by recording significant valuation allowances for deferred tax assets due to the high degree of uncertainty that exists regarding future operating results.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.

     Total Revenues

     Total revenues for our IT business, which includes services and consulting revenue, and procurement revenues, increased by 44.59% or $8.77 million, to $28.43 million for the quarter ended June 30, 2003, compared to $19.67 million for the quarter ended June 30, 2002. This increase is primarily attributable to acquisitions of Acentra Technologies, Inc. in August 2002 and Turnkey Computer Systems, Inc. in August 2002. IT revenue associated with these acquisitions equaled $10.43 million for the quarter ended June 30, 2003. Without these acquisitions, revenues associated with our IT business would have decreased by 8.43% or $1.66 million for the quarter ended June 30, 2003. This decrease is mainly due to a slow-down in the economy.

     Services and consulting revenue increased by 27.66%, or $1.02 million, to $4.70 million for the quarter ended June 30, 2003 compared to $3.68 million for the quarter ended June 30, 2002. This increase is also attributable to acquisitions of Acentra Technologies Inc., and Turnkey Computer Systems, Inc. Services and consulting revenue associated with these acquisitions equaled $2.02 million for the quarter ended June 30, 2003. Without these acquisitions, services and consulting revenue would have decreased by 27.18% or $1.00 million, to $2.68 million for the quarter ended June 30, 2003. This decrease is mainly due to a decrease in our manufacturers support services contracts revenues. Net revenues associated with manufacturers support services contracts revenue decreased by 80.27%, or $857,266, to $210,679 for the quarter ended June 30, 2003 compared to $1.07 million for the quarter ended June 30, 2002. This decrease in manufacturers support services contracts revenue is mainly due a sale that occurred in May 2002 of $580,000 to one customer, which may be renewed in December 2003. The remaining decrease is due to a slow-down in the economy.

     Procurement revenues also increased by 48.50%, or $7.75 million, to $23.73 million for the quarter ended June 30, 2003. This increase is the net result of the acquisitions of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. of approximately $8.40 million recorded in the quarter ended June 30, 2003. Without these acquisitions, procurement revenue would have decreased by 4.07%, or $649,817 for the quarter ended June 30, 2003.

     Geothermal Revenues increased by 4.93%, or $2,236. to $47,585 for the quarter ended June 30, 2003. This increase is mainly attributable to higher production of steam during this quarter.

     Gross Profit

     Our aggregate gross profit for IT business increased by 18.98%, or $585,925, to $3.67 million for the quarter ended June 30, 2003. This increase is mainly attributable to a 44.59% increase in our IT revenues. Measured as a percentage of our total revenues for IT business, our overall gross profit margin decreased to 12.92% of total revenues for the quarter ended June 30, 2003 from 15.70% for the quarter ended June 30, 2002. This decrease is mainly due to lower gross profit margin from our procurement revenues.

     Gross profit for product sales increased by 6.27%, or $120,351, to $2.04 million for the quarter ended June 30, 2003 as compared with $1.92 million for the quarter ended June 30, 2002. This increase is mainly attributable to a 48.50% increase in product revenue. Measured as a percentage of procurement revenues, our gross profit margin decreased to 8.59% of procurement revenue for the quarter ended June 30, 2003 from 12.01% for the quarter ended June 30, 2002. This decrease is mainly due to continued downward pricing pressure on product sales.

     Gross profit for service and consulting increased by 39.84%, or $465,574, to $1.63 million for the quarter ended June 30, 2003 as compared with $1.17 million for the quarter ended June 30, 2002. This increase is mainly attributable to a 27.66% increase in services and consulting revenues. Measured as a percentage of services and consulting revenues, our gross margin attributable to services and consulting revenue increased to 34.76% of services and consulting revenue for the quarter ended June 30, 2003 from 31.73% for the quarter ended June 30, 2002. This increase is attributable to higher billing rates (total revenue generated divided by total billable hours available during the period) and utilization rates (billable hours divided by paid hours) of engineers during this quarter.

     The geothermal gross profit of $30,101 for the quarter ended June 30, 2003 increased by 8.47%, or $2,350 attributable to higher production of steam coupled with lower operating expenses for the quarter.

     Sales, General, and Administrative Expenses

     Sales, general and administrative expenses increased by 7.78%, or $231,328, to $3.21 million for the quarter ended June 30, 2003. Without the acquisitions of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc., our sales, general and administrative expenses would have been decreased by approximately
18.49 %, or $549,000, to $2.42 million for the quarter ended June 30, 2003 compared with $2.97 million for the quarter ended June 30, 2002. This decrease is mainly attributable to the following:

          1. Elimination of non-productive sales staff.

          2. Reduction in sales commission compensation plans. and

          3. Eliminated duplication of non-essential administrative support services.

     Interest expense

     Interest expense increased by 265.44%, or $72,030, to $99,166 the quarter ended June 30, 2003 as compared with $27,136 for the quarter ended June 30, 2002. This increase is mainly due to a higher balance on our line of credit, and higher days sales outstanding during the period.

     Income Taxes

     Income tax expense for the quarter ended June 30, 2003 was $41,281. For the quarter ended June 30, 2003, we recognized a deferred income tax expense of $47,901 that is partially offset by an income tax refund of $6,620.

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

     Emtec is a system integrator focused on providing technology solutions that enables our customers to effectively use and manage their data to grow their business. Our areas of specialization in IT services include remote network monitoring, help desk, network design, enterprise backup and storage consolidation, and network security. While we have offered IT services to our customers since 1983, our major emphasis on IT consulting and services began in 1995 and we started focusing on our new managed services and network security during the fiscal year 2002. We have invested approximately $710,000 for the purchase of computer hardware, software, and consulting services for our Network Operations Center to enhance our offerings in Managed Services. Currently our recurring managed services revenues equal approximately $35,000 a month. We have limited experience in developing, marketing, or providing these services. We cannot assure that we will be able to successfully market such services to either new or existing customers, that our services will achieve market acceptance, or that we will be able to effectively hire, integrate, and manage additional technical personnel to enable us to perform these services to our customers' expectations This industry has been characterized by rapid technological advances that have resulted in frequent introductions of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. Our operating results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with greater financial and other resources. Also, our operating results could be adversely impacted should our company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes marketing efforts, acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful the timing thereof.

Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 2003 of $1,050,332 represented a decrease of $741,769 from $1,792,101 at March 31, 2003. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit.

     Since our inception, we have funded our operations primarily from borrowings under our credit facility. On November 21, 2001, we entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet"). Interest on outstanding loans under our revolving credit facility with Fleet is charged monthly at a fluctuating rate per annum equal to 0.25% above the Prime Rate and, at our option, interest on up to 50% of the outstanding loans may be charged at LIBOR plus 2.75%. Our Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of our assets. As our current credit facilities with two of our primary trade vendors, GE Access, and Ingram Micro, were also collateralized by substantially all of our assets, we, Fleet, GE Access and Ingram Micro, have entered into intercreditor agreements, which provide that as regards to these vendors, our obligations to Fleet are accorded priority. On November 21, 2001, we also entered into a Wholesale Financing Security Agreement with IBM. This credit facility, which is collateralized by a $750,000 letter of credit from Fleet in favor of IBM, affords us up to a like amount of credit to purchase IBM products from IBM Global Financing. On January 9, 2002, Fleet also issued a $250,000 letter of credit in favor of Vandergrand Properties Co., L.P., our landlord for our New York City office, as a security deposit for the building lease. At June 30, 2003, we had an $8.05 million outstanding loan balance under the credit facility.

     Our lending agreement with Fleet contains financial covenants that require us to maintain a minimum leverage ratio, minimum debt service coverage ratio, minimum tangible net worth, and prohibits quarterly losses. As of June 30, 2003, Emtec was not in compliance with some of its covenants. The following table quantifies Emtec's non-compliance with its financial covenants with Fleet.

---------------------------------------------------------------------------------
                                                                  Actual As of
         Covenants                      Required                   6/30/2003
---------------------------------------------------------------------------------
       Leverage Ratio            Not to exceed 11.0 : 1.0          11.11 : 1.0
---------------------------------------------------------------------------------
Debt Service Coverage Ratio   Not to be less than 1.20 : 1.0       1.63 : 1.0
---------------------------------------------------------------------------------
    Tangible Net Worth        Not to be less than $1,842,000       $1,985,545
---------------------------------------------------------------------------------
   Prohibition on Losses      No Quarterly Losses Allowed in   Quarterly Loss of
                                   excess of $150,000          $(767,026) as of
                                                               December 31, 2002.
---------------------------------------------------------------------------------

     On June 11, 2003 Fleet offered to waive such non-compliance and increase our credit facility permanently to $12.50 million through November 21, 2005 in consideration of a cash payment to Fleet of $50,000 and increased interest rate of one percent above prime. Emtec is currently reviewing and negotiating the amended terms of its facility but cannot state with any certainty the terms upon which the credit facility will be continued or its duration. Emtec and Fleet expect to finalize the amended terms within next 30 to 90 days. If we are unsuccessful in reaching an agreement with Fleet, Fleet may immediately call for a repayment of the outstanding borrowings under the Credit Facility. This action of Fleet could force us to find a substitute lender at a higher cost and/or could adversely affect our day to day business.

     On June 17, 2003 Fleet temporarily increased our current credit facility from $10.0 million to $11.50 million. This increase expired on July 18, 2003. On July 18, 2003 Fleet extended this temporary increase for additional 30 days.

     At June 30, 2003, our credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows: 1) Our credit Line with GE Access was $4.0 million, no interest charged, with an outstanding principal balance of $2.06 million. 2) Our credit line with Ingram Micro was $6.5 million this includes a temporary increase of $4.0 million which expires on September 30, 2003, at an 18% APR interest rate after 30 days from the date of the invoice, with an outstanding principal balance of $5.29 million, ($2.66 million on the main account and $2.62 million on the temporary account). 3) Our credit line with Tech Data was $2.0 million, no interest charged, with an outstanding balance of $1.43 million. Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice.

     Capital expenditures of $37,425 during three months ended June 30, 2003, were primarily for the purchase of computer equipment for internal use.

     Emtec has no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

     We believe that our available funds, together with existing and anticipated credit facilities, as discussed above, will be adequate to satisfy our current and planned operations for at least the next 12 months. If we are unsuccessful in reaching an agreement with Fleet, Fleet may immediately call for a repayment of the outstanding borrowings under the Credit Facility. This action of Fleet could force us to find a substitute lender at a higher cost and/or could adversely affect our day-to-day business.

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (I) recognition/measurement of impairment of long-lived assets to be held and used and (II) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board's No. 30 ("APB 30"). "Reporting the Results of Operations-Reporting the

Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, "for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Emtec adopted the provisions of SFAS 144 effective April 1, 2002.

Item 3. Quantitative and Qualitative Information About Market Risk

     We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at June 30, 2003 was approximately $8.00 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $80,000 annually.

Item 4. Controls and Procedures

     Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarte ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 31 - Rule 13a-14(a)/15-d-14(a) Certifications

     Exhibit 32 Section 1350 Certifications

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2003:

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized


                                           EMTEC, INC.


                                           By: /s/ JOHN P. HOWLETT
                                               ---------------------------------
                                                   John P. Howlett
                                                   Chairman, and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)


                                           By: /s/ SAM BHATT
                                               ---------------------------------
                                                   Sam Bhatt
                                                   Vice President - Finance
                                                   (Principal Financial and
                                                   Accounting Officer)

Date: August 14, 2003

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'