Form 10-Q
period 2003-09-30
EMTEC INC/NJ
filed 2003-11-14
CIK 5117

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

        As of October 31, 2003, there were outstanding 7,080,498 shares of the registrant's common stock.

                                   EMTEC, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          Consolidated Balance Sheets
          September 30, 2003 (Unaudited) and March 31, 2003.............     1-2

          Consolidated Statements of Operations
          Three and Six months ended September 30, 2003 (Unaudited)
             and 2002 (Unaudited) .........................................    3

          Consolidated Statements of Cash Flows
          Six months ended September 30, 2003 (Unaudited)
             and 2002 (Unaudited) .........................................    4

          Notes to Consolidated Financial Statements (Unaudited) .......     5-9

Item 2 - Management's Discussion and Analysis of Financial
            Condition and Result of Operations ..........................  10-20

Item 3 - Quantitative and Qualitative Information About Market Risk ....      21

Item 4 - Controls and Procedures .......................................      22

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K ..............................      23

SIGNATURES  ............................................................      24

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                                   EMTEC, INC.
                                   -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                            September 30,     March 31,
                                                2003            2003
                                            -------------   ------------
                                             (unaudited)
   Assets

Current Assets

Cash and cash equivalents                   $     132,602   $  1,792,101
Receivables:
   Trade, net                                  15,254,489     14,553,124
   Others                                         280,655        476,682
Inventories                                     1,589,010      2,881,868
Prepaid expenses                                  483,015        462,827
Deferred tax assets                                34,954         34,954
                                            -------------   ------------
   Total Current Assets                        17,774,725     20,201,556

Property and equipment, net                       923,660      1,190,851

Investment in geothermal power unit,
   less accumulated amortization
   of $358,258 and $337,478                       590,739        611,519
Deferred tax assets                                73,325        105,201
Intangible assets                                 147,415        176,632
Other assets                                       48,412         48,825
                                            -------------   ------------
   Total Assets                             $  19,558,276   $ 22,334,584
                                            =============   ============

               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                                   -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                            September 30,     March 31,
                                                2003            2003
                                            -------------   ------------
                                             (unaudited)
   Liabilities and Shareholders' Equity

Current Liabilities

Line of credit                              $   4,727,482   $  8,203,290
Accounts payable                                9,063,990      8,199,792
Customer deposits                                 190,000        488,127
Accrued liabilities                             1,637,936      1,474,907
Deferred revenues                               1,093,696      1,321,013
                                            -------------   ------------
   Total Current Liabilities                   16,713,104     19,687,129

Deferred revenue                                  735,798        757,023

Deferred tax liability                             51,945         51,945
                                            -------------   ------------
   Total Liabilities                           17,500,847     20,496,097
                                            -------------   ------------

Shareholders' Equity

Common stock, $.01 par value; 25,000,000
   shares authorized; 7,080,498 shares
   issued and outstanding                          70,805         70,805
Additional paid-in capital                      2,210,805      2,210,805
Accumulated deficit                              (224,181)      (443,123)
                                            -------------   ------------
   Total Shareholders' Equity                   2,057,429      1,838,487
                                            -------------   ------------
   Total Liabilities and
      Shareholders' Equity                  $  19,558,276   $ 22,334,584
                                            =============   ============

               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                                   -----------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                               Three Months Ended             Six Months Ended
                                                  September 30,                 September 30,
                                          ----------------------------   ---------------------------
                                              2003            2002           2003           2002
                                          ------------    ------------   ------------   ------------
Revenues:
   Procurement services                   $ 21,907,100    $ 20,734,704   $ 45,637,829   $ 36,715,250
   Service and consulting                    3,862,066       3,694,482      8,564,092      7,205,807
   Geothermal                                   45,388          37,003         92,973         82,352
                                          ------------    ------------   ------------   ------------
      Total Revenues                        25,814,554      24,466,189     54,294,894     44,003,409
                                          ------------    ------------   ------------   ------------

Cost of Revenues:
   Procurement services                     19,749,338      18,327,198     41,440,831     32,388,859
   Service and consulting                    2,754,636       2,937,204      5,822,416      5,279,860
   Geothermal                                   12,598          18,031         30,082         35,629
                                          ------------    ------------   ------------   ------------
      Total Cost of Revenues                22,516,572      21,282,433     47,293,329     37,704,348
                                          ------------    ------------   ------------   ------------

Gross Profit:
   Procurement services                      2,157,762       2,407,506      4,196,998      4,326,391
   Service and consulting                    1,107,430         757,278      2,741,676      1,925,947
   Geothermal                                   32,790          18,972         62,891         46,723
                                          ------------    ------------   ------------   ------------
      Total Gross Profit                     3,297,982       3,183,756      7,001,565      6,299,061
                                          ------------    ------------   ------------   ------------

Operating Expenses:
   Selling, general and
      administrative                         3,379,569       3,030,999      6,584,814      6,004,798
   Interest                                     73,386          20,431        172,552         47,567
   E-Business costs                                  -               -              -              -
                                          ------------    ------------   ------------   ------------
      Total Operating Expenses               3,452,955       3,051,430      6,757,366      6,052,365
                                          ------------    ------------   ------------   ------------

(Loss) Income From Continuing
   Operations Before Income Tax
   Expense                                    (154,973)        132,326        244,199        246,696

Income tax (benefit)expense                    (16,025)          9,870         25,256          9,870
                                          ------------    ------------   ------------   ------------
Net (Loss) Income                         $   (138,948)   $    122,456   $    218,943   $    236,826
                                          ============    ============   ============   ============

(Loss) Income Per Share From Continuing
   Operations {Basic And Diluted}         $       (.02)   $        .02   $        .03   $        .03

Net (Loss) Income Per Share {Basic
   And Diluted}                           $       (.02)   $        .02   $        .03   $        .03

Weighted Average Number Of
   Shares Outstanding {Basic}                7,080,498       7,080,498      7,080,498      7,080,498

Weighted Average Number Of
   Shares Outstanding {Diluted}              7,486,765       7,080,498      7,439,898      7,080,498

               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                                   -----------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (unaudited)

                                                    Six Months Ended:
                                              -----------------------------
                                              September 30,   September 30,
                                                  2003             2002
                                              -------------   -------------
Cash Flows From Operating Activities

Net income for the six months                 $     218,943   $     236,826

Adjustments to Reconcile Net Income To Net
   Cash Used In Operating Activities
Depreciation and amortization                       387,683         272,752
Deferred income tax                                  31,876           9,870

Changes In Operating Assets and Liabilities
Increase in receivables                            (505,338)     (7,499,810)
Decrease in inventories                           1,292,858         257,438
Increase in prepaid expenses                        (20,188)       (175,436)
Decrease in other assets                                413               -
Increase in accounts payable                        864,197       2,729,235
(Decrease) Increase in customer deposits           (298,127)        124,913
Increase in accrued liabilities                     163,028         505,739
(Decrease) Increase in deferred revenue            (227,316)        242,476
                                              -------------   -------------
Net Cash Provided By (Used In)
   Operating Activities                           1,908,029      (3,295,997)
                                              -------------   -------------

Cash Flows From Investing Activities
Purchases of equipment                              (91,720)       (792,144)
Additional investment in Geothermal Unit                  -         (20,956)
Dispose of other assets                                   -           2,185
                                              -------------   -------------
Net Cash Used In Investing Activities               (91,720)       (810,915)
                                              -------------   -------------

Cash Flows From Financing Activities

Net (decrease) increase in line of credit        (3,475,808)      2,691,795
Decrease in due to related parties                        -         (19,000)
                                              -------------   -------------
Net Cash (Used In) Provided By
   Financing Activities                          (3,475,808)      2,672,795
                                              -------------   -------------

Net Decrease in Cash and Cash Equivalents        (1,659,499)     (1,434,117)

Beginning Cash and Cash Equivalents               1,792,101       1,552,666
                                              -------------   -------------

Ending Cash and Cash Equivalents              $     132,602    $    118,549
                                              =============   =============

               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                                   -----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (unaudited)

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

2.      Stock-Based Compensation

        The Company did not change to the fair value based method of accounting for stock-based employees' compensation. Accordingly, the adoption of SFAS No. 148 did not affect the Company's financial condition or results of operations. However, SFAS No. 148 requires that information be provided as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net income
(loss) and earnings (loss) per share. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. No compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was set at the quoted market price of Company stock at dates of grant. The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model. Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, the Company's net income (loss) and basic and diluted earnings
(loss) per share would have been changed from the "as reported" amounts to the "pro forma" amounts as follows:

                                    Three Months Ended         Six Months Ended
                                       September 30,             September 30,
                                 ------------------------   ------------------------
                                    2003          2002         2003          2002
                                 -----------   ----------   ----------   -----------
   Pro Forma:
   Net (Loss) Income             $  (139,850)  $  103,736   $  217,140   $   218,106

   Net (Loss) Income Per Share
      {Basic and Diluted}        $      (.02)  $      .01   $      .03   $       .03
                                 -----------   ----------   ----------   -----------

        Option activity is summarized in the following table:

          Options outstanding - July 1, 2003                          451,428

          Activity for the three months ended September 30, 2003:
          Options granted
          Options exercised
          Options forfeited or expired                                      -
                                                                    ---------
          Options outstanding - September 30, 2003                    451,428
                                                                    =========

3.      Line of Credit

        On November 21, 2001, the Company entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet") under which the Company may borrow on 85% of its eligible trade receivables. Interest on outstanding loans under the revolving credit facility with Fleet is charged monthly at a fluctuating rate per annum equal to 0.25% above the prime rate and, at the Company's option, interest on up to 50% of the outstanding loans may be charged at libor plus 2.75%. The Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of the Company assets. Since current credit facilities with two of the Company's primary trade vendors (GE Access and Ingram Micro.) were also collateralized by substantially all of the Company's assets, Fleet, GE Access and Ingram Micro have entered into intercreditor agreements, which provide that as regards to these vendors, debt obligations to Fleet are accorded priority. On November 21, 2001, the Company also entered into a Wholesale Financing Security Agreement with IBM. This credit facility, which is collateralized by a $750,000 letter of credit from Fleet in favor of IBM, affords the Company up to a like amount of credit to purchase products floored by IBM Global Financing. On January 9, 2002, Fleet issued a $250,000 letter of credit in favor of the Company's landlord for the Company's New York City office, as a security deposit for the building lease. On July 1, 2003, Fleet also issued a $250,000 letter of credit in favor of Selective Insurance Corporation, as collateral for the performance bond issued to The City of Philadelphia, one of the Company's customers. The maximum credit facility is reduced by the outstanding letters of credit.

        At September 30, 2003, the Company had a $4,727,482 outstanding balance under the credit facility and unused line of $4,022,518.

        On October 17, 2003, the Company and Fleet executed an amendment to loan and security agreement under which the Company may borrow on 80% of its eligible trade receivables up to $10 million. Interest on outstanding loans is charged monthly at a fluctuating rate per annum equal to 2.00% above the prime rate. The lending agreement contains financial covenants that require the Company to maintain a maximum leverage ratio, a minimum debt ratio, and a minimum EBITDA(earnings before interest, taxes, depreciation and amortization expense). Fleet also waived all existing events of defaults through June 30, 2003. As of September 30, 2003 the Company is in compliance with all its amended financial covenants.

4.      Trade Receivables

        The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of the accounts. Trade accounts receivable consists of the following:

                                       September 30, 2003     March 31, 2003
                                       -------------------    --------------
     Trade Receivable                       $   15,544,882    $   14,793,971
                                       -------------------    --------------
     Allowance for doubtful accounts              (290,393)         (240,847)
                                       -------------------    --------------
     Trade Receivable, net                  $   15,254,489    $   14,553,124
                                       -------------------    --------------

5.      Inventory

        Inventories are stated at lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase price. The Company provides an inventory reserve for obsolescence and deterioration based on management's review of product sales. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $552,671 and $471,203 at September 30, 2003 and March 31, 2003, respectively.

6.      Acquisitions

        On August 31, 2002, the Company acquired all of the customer contracts and certain assets of Turnkey Computer Systems, Inc. of Clifton, NJ. The purchase price will be paid over a two-year period and will be based on an earning share derived from the customer contracts transferred from Turnkey to Emtec. Earnings share for a given period shall mean 50% of earnings for that period, provided, that, if for that period earnings is less than $120,000, then the earnings share for that period shall be the earnings in excess of $60,000. The Company and Turnkey are finalizing earning share for the twelve months ended August 31, 2003.The Company has adequately accrued and charged the potential earning share payout to the current period's earnings.

        On August 12, 2002, the Company acquired certain assets of Acentra Technologies, Inc., including the assignment of the State of New Jersey computer supply and services contract. The Company paid a net purchase price of $165,607 in cash to be allocated under the purchase method as follows:


             Assignment of State of NJ Contract         $  100,000
             Inventory                                     326,798
             Equipment                                      22,715
             Advance payment amount from customers        (283,906)
                                                        ----------
             Net Purchase Price                         $  165,607
                                                        ==========

7.      Major Customers

        Two major customers accounted for approximately 46%, and 32% of the Company's net sales for the three months ended September 30, 2003 and 2002, respectively. The same two major customers accounted for approximated 51%, and 28% of the Company's net sales for the six months ended September 30, 2003 and 2002, respectively.

        While the Company believes its relationship with these customers will continue, there can be no assurance that sales to these customers will continue at all or at the same level.

8.      Segment Information

        Summarized financial information relating to the Company's operating segments are as follows:

    For the three months ended September 30:        2003           2002
    ----------------------------------------    -------------   -------------
    Revenues

    Information Technology                     $  25,769,166   $  24,429,186
    Geothermal                                        45,388          37,003
                                               -------------   -------------
       Total Revenues                          $  25,814,554   $  24,466,189
                                               =============   =============

    Operating Profit/(Loss)

    Information Technology                     $    (172,314)  $     124,029
    Geothermal                                        17,341           8,297
                                               -------------   -------------

    Net Segment Operating
       Income/(Loss)                           $    (154,973)  $     132,326

    Income Tax (Benefit) Expense                     (16,025)          9,870
                                               -------------   -------------
    Net (Loss) Income                          $    (138,948)  $     122,456
                                               =============   =============

    For the six months ended September 30:      2003           2002
    --------------------------------------  ------------   ------------
    Revenues

    Information Technology                  $ 54,201,921   $ 43,921,057
    Geothermal                                    92,973         82,352
                                            ------------   ------------
       Total Revenues                       $ 54,294,894   $ 44,003,409
                                            ============   ============

    Operating Profit/(Loss)

    Information Technology                  $    209,201   $    220,183
    Geothermal                                    34,998         26,513
                                            ------------   ------------

    Net Segment Operating Income            $    244,199   $    246,696

    Income Tax Expense                            25,256          9,870
                                            ------------   ------------
    Net Income                              $    218,948   $    236,826
                                            ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this quarterly report on Form 10-Q.

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

o         Revenue Recognition

        We recognize revenues based upon Staff Accounting Bulletin #101 (SAB
101). SAB 101 states that revenue recognition cannot occur until the earnings process is complete, evidenced by an agreement between us and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. If significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Procurement services represent sales of computer hardware and prepackaged software. Revenue from consulting and support service contracts is recognized ratably over the contract or service period. Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately on their contract date. These contracts contain cancellation privileges that allow our customer to terminate a contract with 90 days written notice. In this event, the customer is entitled to a pro-rated refund based on the remaining term of the contract and we would owe the manufacturer a pro-rated refund of the cost of the contract. However, we have experienced no customer cancellations of any significance during our most recent 3-year history and do not expect cancellations of any significance in the future. We believe that net revenue reporting for manufacturer support service contracts is more appropriate. Thus starting the fiscal year ended March 31, 2003, we have adopted net revenue reporting for manufacturer support service contracts and to conform to the current presentation, have reclassified contract costs from prior periods as an offset to revenue.

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

        We were assigned a contract to supply computer hardware and services to the State of New Jersey in the August 12, 2002 acquisition of Acentra Technologies, Inc. This contract was valued at $100,000 in the acquisition. Amortization expense of $27,272 was expensed in the six months ended September 30, 2003 based upon the current contract term that ends at May 2004. The contract is subject to annual renewals. The net carrying value for this contract amounted to $36,363 at September 30, 2003.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

        Total Revenues

        Total revenues for our IT business, which includes services and consulting revenue, and procurement revenues, increased by 5.49% or $1.34 million, to $25.77 million for the quarter ended September 30, 2003, compared to $24.43 million for the quarter ended September 30, 2002. This increase is primarily attributable to acquisitions of Acentra Technologies, Inc. in August 2002 and Turnkey Computer Systems, Inc. in August 2002. IT revenue associated with these acquisitions equaled $3.02 million for the quarter ended September 30, 2003. Without these acquisitions, revenues associated with our IT business would have decreased by 6.88% or $1.68 million for the quarter ended September 30, 2003. This decrease is mainly due to an over all decrease in our customers IT spending and a slow-down in the economy.

        Services and consulting revenue increased by 4.54%, or $167,584, to $3.86 million for the quarter ended September 30, 2003 compared to $3.69 million for the quarter ended September 30, 2002. This increase is also attributable to acquisitions of Acentra Technologies Inc., and Turnkey Computer Systems, Inc. Services and consulting revenue associated with these acquisitions equaled $902,076 for the quarter ended September 30, 2003. Without these acquisitions, services and consulting revenue would have decreased by 19.88% or $734,492, to $2.96 million for the quarter ended September 30, 2003. This decrease is also due to an over all decrease in our customers IT spending and a slow-down in the economy.

        Procurement revenues also increased by 5.65%, or $1.17 million, to $21.91 million for the quarter ended September 30, 2003. This increase is the net result of the acquisitions of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. of approximately $2.12 million recorded in the quarter ended September 30, 2003. Without these acquisitions, procurement revenue would have decreased by 4.57%, or $947,604 for the quarter ended September 30, 2003.

        Geothermal Revenues increased by 22.66%, or $8,385 to $45,388 for the quarter ended September 30, 2003. This increase is mainly attributable to higher production of steam during this quarter.

        Gross Profit

        Our aggregate gross profit for IT business increased by 3.17%, or $100,408, to $3.26 million for the quarter ended September 30, 2003. This increase is mainly attributable to a 5.49% increase in our IT revenues. Measured as a percentage of our total revenues for IT business, our overall gross profit margin decreased to 12.67% of total revenues for the quarter ended September 30, 2003 from 12.95% for the quarter ended September 30, 2002. This decrease is mainly due to lower gross profit margin from our procurement revenues.

        Gross profit for product sales decreased by 10.37%, or $249,744, to $2.16 million for the quarter ended September 30, 2003 as compared with $2.41 million for the quarter ended September 30, 2002. Also, measured as a percentage of procurement revenues, our gross profit margin decreased to 9.85% of procurement revenue for the quarter ended September 30, 2003 from 11.61% for the quarter ended September 30, 2002. Both of these decreases are mainly due to continued downward pricing pressure on product sales.

        Gross profit for service and consulting increased by 46.24%, or $350,152, to $1.11 million for the quarter ended September 30, 2003 as compared with $757,278 for the quarter ended September 30, 2002. Measured as a percentage of services and consulting revenues, our gross margin attributable to services and consulting revenue also increased to 28.67% of services and consulting revenue for the quarter ended September 30, 2003 from 20.50% for the quarter ended September 30, 2002. These increases are mainly attributable to higher billing rates (total revenue generated divided by total billable hours available during the period) and utilization rates (billable hours divided by paid hours) of engineers during this quarter.

        The geothermal gross profit of $32,790 for the quarter ended September 30, 2003 increased by 72.83%, or $13,818 attributable to higher production of steam coupled with lower operating expenses for the quarter.

        Sales, General, and Administrative Expenses

        Sales, general and administrative expenses increased by 11.50%, or $348,571, to $3.38 million for the quarter ended September 30, 2003. Without the acquisitions of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc., our sales, general and administrative expenses would have decreased by approximately 16.84 %, or $510,000, to $2.52 million for the quarter ended September 30, 2003 compared with $3.03 million for the quarter ended September 30, 2002. This decrease is mainly attributable to the following:

        1.      Elimination of non-productive sales staff;

        2.      Reduction in sales commission compensation plans; and

        3. Eliminated duplication of non-essential administrative support services.

        Interest expense

        Interest expense increased by 259.19%, or $52,955, to $73,386 the quarter ended September 30, 2003 as compared with $20,431 for the quarter ended September 30, 2002. This increase is mainly due to a higher balance on our line of credit, and higher days sales outstanding during the period.

        Income Taxes

        Income tax benefit for the three months ended September 30, 2003 was $16,025, as compared with an expense of $9,870 for the three months ended September 30, 2002.

        Net Loss

        For the three months ended September 30, 2003, net loss was $138,948 compared to income of $122,456 for the comparable period in 2002, a decrease of 213%.

        As discussed, the principal reasons for the loss was the decline in revenue without the acquisitions of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc., and as a result of gross margin dollars, offset somewhat by the cost containment measures undertaken by the Company.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002.

        Total Revenues

        Total revenues for our IT business, which includes services and consulting revenue, and procurement revenues, increased by 23.41% or $10.28 million, to $54.20 million for the six months ended September 30, 2003, compared to $43.92 million for the six months ended September 30, 2002. This increase is primarily attributable to acquisitions of Acentra Technologies, Inc. in August 2002 and Turnkey Computer Systems, Inc. in August 2002. IT revenue associated with these acquisitions equaled $13.45 million for the six months ended September 30, 2003. Without these acquisitions, revenues associated with our IT business would have decreased by 7.22% or $3.17 million for the six months ended September 30, 2003. This decrease is mainly due to an over all decrease in our customers IT spending and a slow-down in the economy.

        Services and consulting revenue increased by 18.85%, or $1.36 million, to $8.56 million for the six months ended September 30, 2003 compared to $7.20 million for the six months ended September 30, 2002. This increase is also attributable to acquisitions of Acentra Technologies Inc., and Turnkey Computer Systems, Inc. Services and consulting revenue associated with these acquisitions equaled $2.93 million for the six months ended September 30, 2003. Without these acquisitions, services and consulting revenue would have decreased by 21.81% or $1.57 million, to $5.63 million for the six months ended September 30, 2003. This decrease is mainly due to a decrease in our manufacturers support services contracts revenues. Net revenues associated with manufacturers support services contracts revenue decreased by 53.45%, or $593,199, to $516,525 for the six months ended September 30, 2003 compared to $1.11 million for the six months ended September 30, 2002. This decrease in manufacturers support services contracts revenue is mainly due to a sale that occurred in May 2002 of $580,000 to one customer, which may be renewed in December 2003. The remaining decrease of almost a $1.0 million in services and consulting revenue is also due to an over all decrease in our customers IT spending and a slow-down in the economy.

        Procurement revenues also increased by 24.30%, or $8.92 million, to $45.64 million for the six months ended September 30, 2003. This increase is the net result of the acquisitions of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. of approximately $10.52 million recorded in for the six months ended September 30, 2003. Without these acquisitions, procurement revenue would have decreased by 4.35%, or $1.60 million for the six months ended September 30, 2003.

        Geothermal Revenues increased by 12.90%, or $10,621 to $92,973 for the six months ended September 30, 2003. This increase is mainly attributable to higher production of steam during this period.

        Gross Profit

        Our aggregate gross profit for IT business increased by 10.98%, or $686,336, to $6.94 million for the six months ended September 30, 2003. This increase is mainly attributable to a 24.30% increase in our IT revenues. Measured as a percentage of our total revenues for IT business, our overall gross profit margin decreased to 12.80% of total revenues for the six months ended September 30, 2003 from 14.24% for the six months ended September 30, 2002. This decrease is mainly due to lower gross profit margin from our procurement revenues.

        Gross profit for product sales decreased by 2.99%, or $129,393, to $4.20 million for the six months ended September 30, 2003 as compared with $4.33 million for the six months ended September 30, 2002. Also, measured as a percentage of procurement revenues, our gross profit margin decreased to 9.20% of procurement revenue for the six months ended September 30, 2003 from 11.78% for the six months ended September 30, 2002. This decrease is mainly due to continued downward pricing pressure on product sales.

        Gross profit for service and consulting increased by 42.35%, or $815,729, to $2.74 million for the six months ended September 30, 2003 as compared with $1.92 million for the six months ended September 30, 2002. This increase is mainly attributable to an 18.85% increase in services and consulting revenues. Measured as a percentage of services and consulting revenues, our gross margin attributable to services and consulting revenue increased to 32.01% of services and consulting revenue for the six months ended September 30, 2003 from 26.73% for the six months ended September 30, 2002. This increase is attributable to higher billing rates (total revenue generated divided by total billable hours available during the period) and utilization rates (billable hours divided by paid hours) of engineers during this period.

        The geothermal gross profit of $62.891 for the six months ended September 30, 2003 increased by 34.60%, or $16,168 attributable to higher production of steam coupled with lower operating expenses for the period.

        Sales, General, and Administrative Expenses

        Sales, general and administrative expenses increased by 9.66%, or $580,017, to $6.58 million for the six months ended September 30, 2003. Without the acquisitions of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc., our sales, general and administrative expenses would have decreased by approximately 22.98 %, or $1.38 million, to $4.62 million for the six months ended September 30, 2003 compared with $6.00 million for the six months ended September 30, 2002. This decrease is mainly attributable to the following:

                1.      Elimination of non-productive sales staff.

                2.      Reduction in sales commission compensation plans. and

                3. Eliminated duplication of non-essential administrative support services.

        Interest expense

        Interest expense increased by 262.76%, or $124,985, to $175,552 for the six months ended September 30, 2003 as compared with $47,567 for the six months ended September 30, 2002. This increase is mainly due to a higher balance on our line of credit, and higher days sales outstanding during the period.

        Income Taxes

        Income tax expense for the six months ended September 30, 2003 was $25,256. For the six months ended September 30, 2003, we recognized a deferred income tax expense of $31,876 that is partially offset by an income tax refund of $6,620.

Factors That May Affect Future Results

        Our future operating results may be affected by a number of factors, including uncertainties relative to national economic conditions, especially as such factors affect interest rates, business insurance industry factors, our ability to successfully increase business, and effectively manage expense margins.

        Since our inception, we have funded our operations primarily from borrowings under our credit facility. We are in compliance with the covenants contained in our loan and security agreement at September 30, 2003. Although we expect to remain in compliance with the financial covenants, no assurance can be given.

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

        Emtec is a system integrator focused on providing technology solutions that enables our customers to effectively use and manage their data to grow their business. Our areas of specialization in IT services include remote network monitoring, help desk, network design, enterprise backup and storage consolidation, and network security. While we have offered IT services to our customers since 1983, our major emphasis on IT consulting and services began in 1995. We also started focusing on our new managed services and network security during the fiscal year 2002. We have invested approximately $710,000 for the purchase of computer hardware, software, and consulting services for our Network Operations Center to enhance our offerings in Managed Services. Currently our recurring managed services revenues equal approximately $35,000 a month. We have limited experience in developing, marketing, or providing these services. We cannot assure that we will be able to successfully market such services to either new or existing customers, that our services will achieve market acceptance, or that we will be able to effectively hire, integrate, and manage additional technical personnel to enable us to perform these services to our customers' expectations This industry has been characterized by rapid technological advances that have resulted in frequent introductions of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. Our operating results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with greater financial and other resources. Also, our operating results could also be adversely impacted should our company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes marketing efforts, acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful the timing thereof.

Liquidity and Capital Resources

        Cash and cash equivalents at September 30, 2003 of $132,602 represented a decrease of $1,659,499 from $1,792,101 at March 31, 2003. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit.

        Since our inception, we have funded our operations primarily from borrowings under our credit facility. On November 21, 2001, we entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet"). Interest on outstanding loans under our revolving credit facility with Fleet is charged monthly at a fluctuating rate per annum equal to 0.25% above the Prime Rate and, at our option, interest on up to 50% of the outstanding loans may be charged at LIBOR plus 2.75%. Our Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of our assets. As our current credit facilities with two of our primary trade vendors, GE Access and Ingram Micro, were also collateralized by substantially all of our assets, we, Fleet, GE Access and Ingram Micro, have entered into intercreditor agreements, which provide that as regards to these vendors, our obligations to Fleet are accorded priority. On November 21, 2001, we also entered into a Wholesale Financing Security Agreement with IBM. This credit facility, which is collateralized by a $750,000 letter of credit from Fleet in favor of IBM, affords us up to a like amount of credit to purchase products floored by IBM Global Financing. On January 9, 2002, Fleet issued a $250,000 letter of credit in favor of Vandergrand Properties Co., L.P., our landlord for our New York City office, as a security deposit for the building lease. On July 1, 2003, Fleet also issued a $250,000 letter of credit in favor of Selective Insurance Corporation, as collateral for the performance bond issued to The City of Philadelphia, one of our customers. The maximum credit facility is reduced by the outstanding letters of credit.

        At September 30, 2003, the Company had a $4,727,482 outstanding balance under the credit facility and unused line of $4,022,518

        On October 17, 2003, the Company and Fleet executed an amendment to the loan and security agreement under which the Company may borrow on 80% of its eligible trade receivables up to $10 million through November 20, 2004. Interest on outstanding loans is charged monthly at a fluctuating rate per annum equal to 2.00% above the prime rate. The Company also paid an amendment fee of $50,000. This amended loan and security agreement waived all existing events of defaults through June 30, 2003. The lending agreement contains financial covenants that require the Company to maintain a maximum leverage ratio, a minimum debt ratio, and a minimum EBITDA. As of September 30, 2003 the Company was in compliance with all its financial covenants.

        The following table quantifies Emtec's compliance with its financial covenants with Fleet.

          COVENANTS                       REQUIRED                ACTUAL AS OF 9/30/2003
          ---------                       --------                ----------------------
       Leverage Ratio             Not to exceed 11.0 : 1.0               9.40 : 1.0
----------------------------------------------------------------------------------------
  Debt Service Coverage Ratio   Not to be less than 0.90 : 1.0           1.98 : 1.0
----------------------------------------------------------------------------------------
 EBITDA - Not to be less than        August 2003 $(74,438)                $  28,265

                                  September 2003 $(200,852)               $ (97,858)
----------------------------------------------------------------------------------------

        At September 30, 2003, our credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows: 1) Our credit Line with GE Access was $4.0 million, no interest charged, with an outstanding principal balance of $3.70 million. 2) Our credit line with Ingram Micro was $2.5 million, at an 18% APR interest rate after 30 days from the date of the invoice, with an outstanding principal balance of $1.96 million. 3) Our credit line with Tech Data was $2.0 million, no interest charged, with an outstanding balance of $1.81 million. Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice.

        Capital expenditures of $91,720 during six months ended September 30, 2003, were primarily for the purchase of computer equipment for internal use and leasehold improvements.

        Emtec has no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

        We believe that our available funds, together with existing and anticipated credit facilities, as discussed above, will be adequate to satisfy our current and planned operations through March 31, 2004.

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

Item 3.     Quantitative and Qualitative Information About Market Risk

        We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at September 30, 2003 was approximately $4.7 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $47,000 annually.

Item 4.     Controls and Procedures

        Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits:

        Exhibit 10.1 - Amendment to Loan and Security Agreement, dated October 17, 2003, by and between Fleet Capital Corporation and Registrant.

        Exhibit 31 - Rule 13a-14(a)/15-d-14(a) Certifications

        Exhibit 32 Section 1350 Certifications

(b)     Reports on Form 8-K filed during the quarter ended June 30, 2003:

        During the quarter ended September 30, 2003, we filed or furnished the following current reports on Form 8-K with the Securities and Exchange
Commission:

        Current report on Form 8-K, dated July 15, 2003, was furnished on July 15, 2003. The item reported was:

     o Item 9 - Regulation FD Disclosure, which furnished the Section 906 certification that accompanied the Company's annual report on Form 10-K for the year ended March 31, 2003.

        Current report on Form 8-K, dated August 4, 2003, was furnished on August 4, 2003. The items reported were:

     o Item 7 - Financial Statements and Exhibits, which identified the exhibit furnished with the Form 8-K; and

     o Item 9 - Regulation FD Disclosure, which reported the issuance of a press release announcing the Company's financial results for the quarter ended June 30, 2003.

        Current report on Form 8-K, dated August 4, 2003, was furnished on August 4, 2003. The items reported were:

     o Item 7 - Financial Statements and Exhibits, which identified the exhibit furnished with the Form 8-K; and

     o Item 9 - Regulation FD Disclosure, which reported the issuance of a press release correcting previously reported net income for the quarter ended June 30, 2003.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

                                         EMTEC, INC.

                                         By: /s/ JOHN P. HOWLETT
                                             ----------------------------------
                                                 John P. Howlett
                                                 Chairman, and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)

                                         By: /s/ SAM BHATT
                                             ----------------------------------
                                                 Sam Bhatt
                                                 Vice President - Finance
                                                 (Principal Financial and
                                                 Accounting Officer)

Date: November 14, 2003

                            STATEMENT OF DIFFERENCES

The section symbol shall be expressed as ................................'SS'