Form 10-Q
period 2003-12-31
EMTEC INC/NJ
filed 2004-02-17
CIK 5117

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

     As of January 2, 2004, there were outstanding 7,380,498 shares of the registrant's common stock.

                                   EMTEC, INC.
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2003

                                Table of Contents

PART I -  FINANCIAL INFORMATION

Item 1 -  Financial Statements

             Consolidated Balance Sheets
             December 31, 2003 (Unaudited) and March 31, 2003............     1-2

             Consolidated Statements of Operations
             Three and Nine months ended December 31, 2003 (Unaudited)
             and 2002 (Unaudited) .......................................       3

             Consolidated Statements of Cash Flows
             Nine months ended December 31, 2003 (Unaudited)
             and 2002 (Unaudited) .......................................       4

             Notes to Consolidated Financial Statements (Unaudited) .....    5-10

Item 2 -  Management's Discussion and Analysis of Financial
             Condition and Result of Operations .........................   11-23

Item 3 -  Quantitative and Qualitative Information About Market Risk ....      24

Item 4 -  Controls and Procedures .......................................      25

PART II - OTHER INFORMATION

Item 4 -  Submission of Matters to a Vote by Security Holders............      26

Item 6 -  Exhibits and Reports on Form 8-K ..............................      27

SIGNATURES  .............................................................      28

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                       December 31,    March 31,
                                           2003           2003
                                       ------------   -----------
                                        (unaudited)
      Assets

Current Assets

Cash and cash equivalents               $   190,907   $ 1,792,101
Receivables:
   Trade, net                            19,220,168    14,553,124
   Others                                   315,612       476,682
Inventories                               1,775,413     2,881,868
Prepaid expenses                            474,253       462,827
Deferred tax assets                          33,279        34,954
                                        -----------   -----------

      Total Current Assets               22,009,632    20,201,556

Property and equipment, net                 620,280     1,190,851

Investment in geothermal power unit,
   less accumulated amortization
   of $368,648  and $337,478                580,350       611,519
Deferred tax assets                              --       105,201
Intangible assets                           132,807       176,632
Other assets                                 46,512        48,825
                                        -----------   -----------

      Total Assets                      $23,389,581   $22,334,584
                                        ===========   ===========

         The accompanying notes are integral parts of these consolidated financial statements.

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                December 31,     March 31,
                                                    2003           2003
                                                ------------   ------------
                                                 (unaudited)
      Liabilities and Shareholders' Equity

Current Liabilities

Line of credit                                   $ 3,419,355   $  8,203,290
Accounts payable                                  14,156,026      8,199,792
Customer deposits                                    190,000        488,127
Accrued liabilities                                1,442,534      1,474,907
Deferred revenues                                    939,783      1,321,013
                                                 -----------   ------------

      Total Current Liabilities                   20,147,698     19,687,129

Deferred revenue                                     725,182        757,023

Deferred tax liability                                51,945         51,945
                                                 -----------   ------------

      Total Liabilities                           20,924,825     20,496,097
                                                 -----------   ------------

Shareholders' Equity

Common stock, $.01 par value; 25,000,000
   shares authorized; 7,380,498 shares issued
   and outstanding                                    73,805         70,805
Additional paid-in capital                         2,294,805      2,210,805
Retained earnings (accumulated deficit)               96,146       (443,123)
                                                 -----------   ------------

      Total Shareholders' Equity                   2,464,756      1,838,487
                                                 -----------   ------------
      Total Liabilities and
         Shareholders' Equity                    $23,389,581   $ 22,334,584
                                                 ===========   ============

         The accompanying notes are integral parts of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         Three Months Ended           Nine Months Ended
                                             December 31,                December 31,
                                      -------------------------   -------------------------
                                          2003          2002          2003          2002
                                      -----------   -----------   -----------   -----------
Revenues:
   Procurement services               $19,648,683   $18,522,103   $65,286,512   $55,237,353
   Service and consulting               4,969,881     3,972,432    13,533,973    11,218,523
   Geothermal                              47,900        45,353       140,873       127,705
                                      -----------   -----------   -----------   -----------

      Total Revenues                   24,666,464    22,539,888    78,961,358    66,583,581
                                      -----------   -----------   -----------   -----------

Cost of Revenues:
   Procurement services                17,686,595    16,681,947    59,127,426    49,070,806
   Service and consulting               3,094,958     3,531,446     8,917,374     8,851,590
   Geothermal                              61,167        18,154        91,249        53,783
                                      -----------   -----------   -----------   -----------

      Total Cost of Revenues           20,842,720    20,231,547    68,136,049    57,976,179
                                      -----------   -----------   -----------   -----------
Gross Profit:

   Procurement services                 1,962,088     1,840,156     6,159,086     6,166,547
   Service and consulting               1,874,923       440,986     4,616,599     2,366,933
   Geothermal                             (13,267)       27,199        49,624        73,922
                                      -----------   -----------   -----------   -----------
      Total Gross Profit                3,823,744     2,308,341    10,825,309     8,607,402
                                      -----------   -----------   -----------   -----------
Operating Expenses:

   Selling, general and
      administrative                    3,350,077     3,016,008     9,934,891     9,020,806
   Interest                                75,333        59,359       247,885       106,926
                                      -----------   -----------   -----------   -----------

      Total Operating Expenses          3,425,410     3,075,367    10,182,776     9,127,732
                                      -----------   -----------   -----------   -----------

Income (Loss) Before Income Tax
   Expense                                398,334      (767,026)      642,533      (520,330)

Income tax expense                         78,008            --       103,264         9,870
                                      -----------   -----------   -----------   -----------

Net Income (Loss)                     $   320,326   $  (767,026)  $   539,269   $  (530,200)
                                      ===========   ===========   ===========   ===========

Net Income (Loss) Per Share Basic     $       .04   $      (.11)  $       .08   $      (.07)

Net Income (Loss) Per Share Diluted   $       .04   $      (.11)  $       .07   $      (.07)

Weighted Average Number Of
   Shares Outstanding {Basic}           7,194,628     7,080,498     7,118,680     7,080,498

Weighted Average Number Of
   Shares Outstanding {Diluted}         7,504,498     7,080,498     7,470,137     7,080,498

         The accompanying notes are integral parts of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                   Nine Months Ended:
                                              ---------------------------
                                              December 31,   December 31,
                                                  2003           2002
                                              ------------   ------------
Cash Flows From Operating Activities

Net income (loss) for the nine months         $   539,269      ($530,200)

Adjustments to Reconcile Net Income To Net
   Cash Used In Operating Activities
Depreciation and amortization                     504,071        439,855
Impairment charges                                223,858
Deferred income tax                               106,876          9,870
Issuance of stock compensation                     87,000             --

Changes In Operating Assets and Liabilities
Increase in receivables                        (4,505,974)    (9,380,513)
Decrease (Increase) in inventories              1,106,455       (517,719)
Increase in prepaid expenses                      (11,426)      (307,402)
Decrease in other assets                            2,313             --
Increase in accounts payable                    5,956,235      7,879,802
Decrease in customer deposits                    (298,127)       (55,387)
(Decrease) Increase in accrued liabilities        (32,373)       813,768
(Decrease) Increase in deferred revenue          (413,067)     1,080,610
                                              -----------    -----------
Net Cash Provided By (Used In)
   Operating Activities                         3,265,110       (567,316)
                                              -----------    -----------

Cash Flows From Investing Activities
Purchases of equipment                            (82,369)      (978,185)
Additional investment in Geothermal Unit               --        (20,956)
Purchase of other assets                               --         (3,639)
                                              -----------    -----------
Net Cash Used In Investing Activities             (82,369)    (1,002,780)
                                              -----------    -----------

Cash Flows From Financing Activities

Net (decrease) increase in line of credit      (4,783,935)       326,483
Decrease in due to related parties                     --        (19,000)
                                              -----------    -----------
Net Cash (Used In) Provided By
   Financing Activities                        (4,783,935)       307,483
                                              -----------    -----------

Net Decrease in Cash and Cash Equivalents      (1,601,194)    (1,262,613)

Beginning Cash and Cash Equivalents             1,792,101      1,552,666
                                              -----------    -----------
Ending Cash and Cash Equivalents              $   190,907    $   290,053
                                              ===========    ===========

         The accompanying notes are integral parts of these consolidated financial statements.

                                   EMTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (unaudited)

     1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Quarterly results are not necessarily indicative of results for the full year. For further information, refer to the annual financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2003.

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

                                      Three Months Ended      Nine Months Ended
                                          December 31,        December 31,
                                     --------------------   --------------------
Pro Forma:
                                       2003        2002       2003       2002
                                     --------   ---------   --------   ---------
Net Income (Loss)                    $319,426   $(774,946)  $536,566   $(556,840)

Net Income (Loss) Per Share Basic    $    .04   $    (.11)  $    .08   $    (.08)
                                     -------------------------------------------
Net Income (Loss) Per Share Diluted  $    .04   $    (.11)  $    .07   $    (.08)
                                     -------------------------------------------

              Option activity is summarized in the following table:

Options outstanding - October 1, 2003                    451,428

Activity for the three months ended December 31, 2003:
Options granted                                               --
Options exercised                                             --
Options forfeited or expired                              32,200
                                                         -------
Options outstanding - December 31, 2003                  419,228
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

     At December 31, 2003, the Company had a $3,419,355 outstanding balance under the credit facility and unused line of $5,330,645.

     On October 17, 2003, the Company and Fleet executed an amendment to loan and security agreement under which the Company may borrow on 80% of its eligible trade receivables up to $10 million. Interest on outstanding loans is charged monthly at a fluctuating rate per annum equal to 2.00% above the prime rate. The lending agreement contains financial covenants that require the Company to maintain a maximum leverage ratio, a minimum debt ratio, and a minimum
EBITDA (earnings before interest, taxes, depreciation and amortization expense). As of December 31, 2003 the Company is in compliance with all its financial covenants.

4. Trade Receivables

     The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of the accounts. Trade accounts receivable consists of the following:

                                  December 31, 2003   March 31, 2003
                                  -----------------   --------------
Trade Receivable                     $19,531,748       $14,793,971
Allowance for doubtful accounts         (311,580)         (240,847)
                                  -----------------   --------------
Trade Receivable, net                $19,220,168       $14,553,124
                                  -----------------   --------------

5. Inventory

     Inventories are stated at lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase price. The Company provides an inventory reserve for obsolescence and deterioration based on management's review of product sales. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $626,260 and $471,203 at December 31, 2003 and March 31, 2003, respectively.

6. Property and equipment

     The Company estimates the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over three years. The estimated useful lives are based on the historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be accelerated, resulting in the recognition of increased depreciation and amortization expense in future periods. The Company evaluates the recoverability of its long-lived assets (other than intangibles and deferred tax assets) in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,"(SFAS No. 144). Long-lived assets are reviewed for impairment under SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset.

     The Company invested $687,000 for the purchase of computer hardware, software and consulting services for its Network Operations Center to enhance its offerings in Managed Services during fiscal year ended March 31, 2003. The company originally intended to depreciate these assets over 36 months based on the original projections of the future undiscounted net cash flows. To date the company has seen modest sales success in its managed services offerings. The company performed an impairment test of these assets as of December 31, 2003. The company compared its original projections of the future undiscounted cash flows with actual performance, and reviewed its current sales pipeline. Based on this impairment test performed as of December 31, 2003, the Company recorded an impairment charge of 223,858 which was classified as general and administrative expense during the three months ended December 31, 2003. The net book value of this asset after impairment charges was $239,057. The company intends to perform another impairment test in next 90 days at which point the company will reevaluate additional impairment, if any.

7. Acquisitions

     On August 31, 2002, the Company acquired all of the customer contracts and certain assets of Turnkey Computer Systems, Inc. of Clifton, NJ. The purchase price will be paid over a two-year period and will be based on an earning share derived from the customer contracts transferred from Turnkey to Emtec. Earnings share for a given period shall mean 50% of earnings for that period, provided, that, if for that period earnings is less than $120,000, then the earnings share for that period shall be the earnings in excess of $60,000. On December 15, 2003, the Company and Turnkey have finalized the earning share for the twelve months ended August 31, 2003. Total earning share for the twelve months ended August 31, 2003 was $150,019. The Company had adequately accrued and charged the potential earning share payout to that period's earnings.

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
                                        =========

8. Major Customers

     Two major customers accounted for approximately 38%, and 44% of the Company's net sales for the three months ended December 31, 2003 and 2002, respectively. The same two major customers accounted for approximated 48%, and 53% of the Company's net sales for the nine months ended December 31, 2003 and 2002, respectively.

     Another major customer purchased manufacturer support service contracts from the Company. Net revenues associated with these contracts accounted for approximately 20%, and 16% of the Company's gross profit for the three months ended December 31, 2003 and 2002, respectively and for approximately 8%, and 11% of the Company's gross profit for the nine months ended December 31, 2003 and 2002, respectively.

     While the Company believes its relationship with these customers will continue, there can be no assurance that sales to these customers will continue at all or at the same level.

9. Segment Information

     Summarized financial information relating to the Company's operating segments are as follows:

For the three months ended December 31:       2003          2002
---------------------------------------   -----------   -----------
Revenues

Information Technology                    $24,618,564   $22,494,535
Geothermal                                     47,900        45,353
                                          -----------   -----------

   Total Revenues                         $24,666,464   $22,539,888
                                          ===========   ===========

Operating Profit/(Loss)

Information Technology                    $   426,641   $  (783,042)
Geothermal                                    (28,307)       16,016
                                          -----------   -----------

Net Segment Operating
   Income/(Loss)                          $   398,334   $  (767,026)

Income Tax Expense                            (78,008)           __
                                          -----------   -----------

Net Income (Loss)                         $   320,326   $  (767,026)
                                          ===========   ===========

For the nine months ended December 31:        2003          2002
---------------------------------------   -----------   -----------
Revenues

Information Technology                    $78,820,485   $66,455,876
Geothermal                                    140,873       127,705
                                          -----------   -----------

   Total Revenues                         $78,961,358   $66,583,581
                                          ===========   ===========

Operating Profit/(Loss)

Information Technology                    $   635,737   $  (562,682)
Geothermal                                      6,816        42,352
                                          -----------   -----------

Net Segment Operating
   Income                                 $   642,553   $  (520,330)

Income Tax Expense                            103,264         9,870
                                          -----------   -----------

Net Income (Loss)                         $   539,269   $  (530,200)
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

o    Revenue Recognition

     We recognize revenues based upon Staff Accounting Bulletin #101 (SAB 101). SAB 101 states that revenue recognition cannot occur until the earnings process is complete, evidenced by an agreement between us and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. If significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Procurement services represent sales of computer hardware and prepackaged software. Revenue from consulting and support service contracts is recognized ratably over the contract or service period. Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately on their contract date. These contracts contain cancellation privileges that allow our customer to terminate a contract with 90 days written notice. In this event, the customer is entitled to a pro-rated refund based on the remaining term of the contract and the manufacturer would owe us a pro-rated refund of the cost of the contract. However, we have experienced no customer cancellations of any significance during our most recent 3-year history and do not expect cancellations of any significance in the future. We believe that net revenue reporting for manufacturer support service contracts is more appropriate. Thus starting the fiscal year ended March 31, 2003, we have adopted net revenue reporting for manufacturer support service contracts and to conform to the current presentation, have reclassified contract costs from prior periods as an offset to revenue.

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

o    Property and Equipment

     We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over three years. The estimated useful lives are based on the historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be accelerated, resulting in the recognition of increased depreciation and amortization expense in future periods. We evaluate the recoverability of our long-lived assets (other than intangibles and deferred tax assets) in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,"(SFAS No.
144). Long-lived assets are reviewed for impairment under SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset.

     We invested $687,000 for the purchase of computer hardware, software and consulting services for our Network Operations Center to enhance our offerings in Managed Services during fiscal year ended March 31, 2003. We originally intended to depreciate these assets over 36 months based on the original projections of the future undiscounted net cash flows. To date we have only seen a modest sales success in our managed services offerings. We performed an impairment test of these assets as of December 31, 2003. We compared our original projections of the future undiscounted cash flows with actual performance, and reviewed our current sales pipeline. Based on this impairment test performed as of December 31, 2003, we recorded an impairment charge of $223,858, which was classified as general and administrative expense during the three months ended December 31, 2003. The net book value of these assets after the impairment charge was $239,057. We intend to perform another impairment test in the next 90 days at which point we will reevaluate additional impairment, if any.

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

     We were assigned a contract to supply computer hardware and services to the State of New Jersey in the August 12, 2002 acquisition of Acentra Technologies, Inc. This contract was valued at $100,000 in the acquisition. Amortization expense of $40,908 was expensed in the nine months ended December 31, 2003 based upon the current contract term that ends at May 2004. The contract is subject to annual renewals. The net carrying value for this contract amounted to $22,727 at December 31, 2003.

o    Income Taxes

     Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. We continue to be conservative in accounting for income taxes by recording significant valuation allowances for deferred tax assets due to the high degree of uncertainty that exists regarding future operating results.

Results of Operations

Three months ended December 31, 2003 Compared to Three months ended December 31, 2002.

     Total Revenues

     Total revenues for our IT business, which includes services and consulting revenue, and procurement revenues, increased by 9.44% or $2.12 million, to $24.62 million for the quarter ended December 31, 2003, compared to $22.49 million for the quarter ended December 31, 2002. This increase is primarily attributable to increase in our services and consulting revenues as well as procurement revenues from our commercial customers during this quarter.

     Services and consulting revenue increased by 25.11%, or $1.00 million, to $4.97 million for the quarter ended December 31, 2003 compared to $3.97 million for the quarter ended December 31, 2002. This increase is mainly attributable to over all increase in our installation services associated with computer roll-out projects for the various state agencies in the State of New Jersey, school district in Georgia, as well as an increase in our manufacturers' support services contract revenues. The increase in manufacturers' support services contracts revenue is mainly attributable to a sale of a third year's annual maintenance contract to one customer. Net revenue associated with this sale increased by approximately $410,000 for the quarter ended December 31, 2003.

     Procurement revenues also increased by 6.08%, or $1.13 million, to $19.65 million for the quarter ended December 31, 2003. This increase is mainly attributable to increased IT spending in our commercial customer base compared with prior comparable period.

     Geothermal Revenues of $47,900 for the three months ended December 31, 2003 are consistent with the revenues for comparable previous periods.

     Gross Profit

     Our aggregate gross profit for IT business increased by 68.21%, or $1.56 million, to $3.84 million for the quarter ended December 31, 2003. This increase is mainly attributable to a 25.11% increase in our services and consulting revenues. Measured as a percentage of our total revenues for IT business, our overall gross profit margin also increased to 15.59% of total revenues for the quarter ended December 31, 2003 from 10.14% for the quarter ended December 31, 2002. This increase is also attributable to an increase in our services and consulting revenues.

     Gross profit for product sales increased by 6.63%, or $121,932, to $1.96 million for the quarter ended December 31, 2003 as compared with $1.84 million for the quarter ended December 31, 2002. Also, measured as a percentage of procurement revenues, our gross profit margin slightly increased to 9.99% of procurement revenue for the quarter ended December 31, 2003 from 9.93% for the quarter ended December 31, 2002. Both of these increases are mainly attributable to increase in our procurement revenues.

     Gross profit for service and consulting increased by 325.17%, or $1.43 million, to $1.87 million for the quarter ended December 31, 2003 as compared with $440,986 for the quarter ended December 31, 2002. Measured as a percentage of services and consulting revenues, our gross margin attributable to services and consulting revenue also increased to 37.73% of services and consulting revenue for the quarter ended December 31, 2003 from 11.10% for the quarter ended December 31, 2002. These increases are mainly attributable to higher billing rates (total revenue generated divided by total billable hours available during the period) and utilization rates (billable hours divided by paid hours) of engineers during this quarter as well as increase in our manufacturers support services contract revenues. The increase in manufacturers' support services contracts revenue is mainly attributable to a sale of a third year's annual maintenance contract to one customer. Net revenue associated with this sale increased by approximately $410,000 for the quarter ended December 31, 2003.

     The geothermal gross profit decreased by 148.78%, or $40,466. to $(13,267) for the quarter ended December 31, 2003 compared with $27,199 for the quarter ended December 31, 2002. This is mainly due to approximately $40,000 higher operating and maintenance expense associated with the geothermal unit. We do not expect to see such a high operating and maintenance expense in future periods.

     Sales, General, and Administrative Expenses

     Sales, general, and administrative expenses increased by 11.08%, or $334,068, to $3.35 million for the three months ended December 31, 2003 as compared with $3.02 million for the three months ended December 31, 2002. This increase is primarily a result of the following: 1) approximately $200,000 increase in commission expense due to increased gross profits during the quarter, 2) $90,000 increase due to accrual of potential bonus payout associated with increased earnings before interest, taxes, depreciation and amortization("EBITDA"), of our government division for this period, 3) $223,000 increase is due to impairment charges incurred during this quarter based on the impairment test performed for the investment made in our Network Operations Center.

     Interest expense

     Interest expense increased by 26.91%, or $15,974, to $75,333 for the quarter ended December 31, 2003 as compared with $59,359 for the quarter ended December 31, 2002. This increase is mainly due to a higher interest rate charged by our lender starting this quarter than prior quarters.

     Income Taxes

     Income tax expense for the three months ended December 31, 2003 was $78,008, as compared with an expense of $0 for the three months ended December 31, 2002.

     Net Income

     For the three months ended December 31, 2003, net income was $320,326 compared to net loss of $(767,026) for the comparable period in 2002, an increase of 141.76%.

     As discussed, the increase in net income is mainly attributable to increased services and consulting revenues as well as gross profit associated with it.

Nine months ended December 31, 2003 Compared to Nine months ended December 31, 2002.

     Total Revenues

     Total revenues for our IT business, which includes services and consulting revenue, and procurement revenues, increased by 18.61% or $12.36 million, to $78.82 million for the nine months ended December 31, 2003, compared to $66.46 million for the nine months ended December 31, 2002. This increase is primarily attributable to acquisitions of Acentra Technologies, Inc. in August 2002 and Turnkey Computer Systems, Inc. in August 2002. IT revenue associated with these acquisitions equaled $17.81 million for the nine months ended December 31, 2003. Without these acquisitions, revenues associated with our IT business would have decreased by 8.19% or $5.45 million for the nine months ended December 31, 2003. This decrease is mainly due to an over all decrease in our customers' IT spending and a slow-down in the economy.

     Services and consulting revenue increased by 20.64%, or $2.31 million, to $13.53 million for the nine months ended December 31, 2003 compared to $11.22 million for the nine months ended December 31, 2002. This increase is also attributable to acquisitions of Acentra Technologies Inc., and Turnkey Computer Systems, Inc. Services and consulting revenue associated with these acquisitions aggregated $3.55 million for the nine months ended December 31, 2003. Without these acquisitions, services and consulting revenue would have decreased by 11.00% or $1.23 million, to $9.98 million for the nine months ended December 31, 2003. This decrease is mainly due to an over all decrease in our customers IT spending and a slow-down in the economy.

     Procurement revenues also increased by 18.19%, or $10.05 million, to $65.29 million for the nine months ended December 31, 2003. This increase is the net result of the acquisitions of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. of approximately $14.26 million recorded in for the nine months ended December 31, 2003. Without these acquisitions, procurement revenue would have decreased by 7.62%, or $4.21 million for the nine months ended December 31, 2003. This decrease is also mainly due to reasons mentioned above regarding total IT revenues.

     Geothermal Revenues increased by 10.31%, or $13,168 to $140,873 for the nine months ended December 31, 2003. This increase is mainly attributable to higher production of steam during this period.

     Gross Profit

     Our aggregate gross profit for IT business increased by 26.28%, or $2.24 million, to $10.77 million for the nine months ended December 31, 2003. This increase is mainly attributable to 20.64% increase in our services and consulting revenues. Measured as a percentage of our total revenues for IT business, our overall gross profit margin also increased to 13.67% of total revenues for the nine months ended December 31, 2003 from 12.84% for the nine months ended December 31, 2002. This increase is also mainly attributable to increase in our services and consulting revenues.

     Gross profit for product sales slightly decreased by 0.12%, or $7,461, to $6.16 million for the nine months ended December 31, 2003 as compared with $6.17 million for the nine months ended December 31, 2002. Also, measured as a percentage of procurement revenues, our gross profit margin also decreased to 9.43% of procurement revenue for the nine months ended December 31, 2003 from 11.16% for the nine months ended December 31, 2002. This decrease is mainly due to continued downward pricing pressure on product sales.

     Gross profit for service and consulting increased by 95.05%, or $2.25 million, to $4.62 million for the nine months ended December 31, 2003 as compared with $2.37 million for the nine months ended December 31, 2002. This increase is mainly attributable to a 20.64% increase in services and consulting revenues. Measured as a percentage of services and consulting revenues, our gross margin attributable to services and consulting revenue increased to 34.11% of services and consulting revenue for the nine months ended December 31, 2003 from 21.10% for the nine months ended December 31, 2002. This increase is attributable to higher billing rates (total revenue generated divided by total billable hours available during the period) and utilization rates (billable hours divided by paid hours) of engineers during this period.

     The geothermal gross profit of $49,624 for the nine months ended December 31, 2003 decreased by 32.87%, or $24,298 for the nine months ended December 31, 2003 as compared with $73,922 for the nine months ended December 31, 2002. This decrease is mainly due to approximately $40,000 higher operating and maintenance expense associated with the geothermal unit during the third quarter ended December 31, 2003.

     Sales, General, and Administrative Expenses

     Sales, general and administrative expenses increased by 10.13%, or $914,085, to $9.93 million for the nine months ended December 31, 2003. Absent the acquisitions of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc., our sales, general and administrative expenses would have decreased by approximately 11.41 %, or $1.03 million, to $7.99 million for the nine months ended December 31, 2003 compared with $9.02 million for the nine months ended December 31, 2002. This decrease is mainly attributable to the following:

          1.   Elimination of non-productive sales staff.

          2.   Reduction in sales commission compensation plans. and

          3. Eliminated duplication of non-essential administrative support services.

     Interest expense

     Interest expense increased by 131.83%, or $140,959, to $247,885 for the nine months ended December 31, 2003 as compared with $106,926 for the nine months ended December 31, 2002. This increase is mainly due to a higher balance on our line of credit, higher day's sales outstanding during the period as well as higher interest rate charged by our lender starting October 2003.

     Income Taxes

     Income tax expense for the nine months ended December 31, 2003 was $103,264. For the nine months ended December 31, 2003, we recognized a deferred income tax expense of $109,884 that is partially offset by an income tax refund of $6,620.

     Net Income

     For the nine months ended December 31, 2003, net income was $539,269 compared to net loss of $(530,200) for the comparable period in 2002, an increase of 201.71%.

     As discussed, the increase in net income is mainly attributable to increased services and consulting revenues as well as gross profit associated with such increases.

          References in this report to "we," "us," or "our" are to Emtec, Inc. and its subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended March 31, 2003 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

     Since our inception, we have funded our operations primarily from borrowings under our credit facility. We are in compliance with the covenants contained in our loan and security agreement at December 31, 2003. Although we expect to remain in compliance with the financial covenants, no assurance can be given.

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

     Emtec is a system integrator focused on providing technology solutions that enables our customers to effectively use and manage their data to grow their business. Our areas of specialization in IT services include remote network monitoring, help desk, network design, enterprise backup and storage consolidation, and network security. While we have offered IT services to our customers since 1983, our major emphasis on IT consulting and services began in 1995. We also started focusing on our new managed services and network security during the fiscal year 2002. We have invested approximately $700,000 for the purchase of computer hardware, software, and consulting services for our Network Operations Center to enhance our offerings in Managed Services. Currently our recurring managed services revenues equal approximately $35,000 a month. We have limited experience in developing, marketing, or providing these services. We cannot assure that we will be able to successfully market such services to either new or existing customers, that our services will achieve market acceptance, or that we will be able to effectively hire, integrate, and manage additional technical personnel to enable us to perform these services to our customers' expectations This industry has been characterized by rapid technological advances that have resulted in frequent introductions of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. Our operating results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with greater financial and other resources. Also, our operating results could also be adversely impacted should our company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes marketing efforts, acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful the timing thereof.

Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 2003 of $190,907 represented a decrease of $1,601,194 from $1,792,101 at March 31, 2003. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit.

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

     At December 31, 2003, the Company had a $3,419,355 outstanding balance under the credit facility and unused line of $5,330,645.

     On October 17, 2003, the Company and Fleet executed an amendment to the loan and security agreement under which the Company may borrow on 80% of its eligible trade receivables up to $10 million through November 20, 2004. Interest on outstanding loans is charged monthly at a fluctuating rate per annum equal to 2.00% above the prime rate. Prior to October 17, 2003, the Company was charged monthly at a fluctuating rate per annum equal to 0.25% above the prime rate. The Company also paid an amendment fee of $50,000. This amended loan and security agreement waived all existing events of defaults through June 30, 2003. The lending agreement contains financial covenants that require the Company to maintain a maximum leverage ratio, a minimum debt ratio, and a minimum EBITDA. As of December 31, 2003 the Company was in compliance with all its financial covenants.

     The following section lists and quantifies our compliance with our financial covenants with Fleet.

     Leverage Ratio. Borrower will not permit the Leverage Ratio to exceed:
11.0:1.0 as of December 31, 2003, then no greater than 9.0 : 1.0 thereafter on a quarterly basis.

     Debt Service Coverage Ratio. Borrower will not permit the Debt Service Coverage Ratio to be less than: (A) .90:1.00 as of September 30, 2003, or (B) 2.0:1.0 as of the end of any fiscal quarter from and after December 31, 2003.

     Minimum EBITDA. Borrower's actual EBITDA must be no less than the following amount as of the end of the months set forth below:

Month Ending         Projected    Required
------------         ---------   ---------
August 31, 2003       ($67,671)   ($74,438)

September 30, 2003   ($182,593)  ($200,852)

October 31, 2003      ($93,743)  ($103,117)

     Borrower's actual EBITDA must be at least the following amount as of the end of the months set forth below:

Month Ending        Projected   Required
------------        ---------   --------
November 30, 2003    $194,091   $174,682

December 31, 2003    $562,877   $506,589

January 31, 2004     $131,979   $118,781

February 29, 2004    $210,034   $189,031

March 31, 2004       $137,276   $123,548

provided however that, in the event Borrower's EBITDA in any month exceeds the Projected EBITDA set forth above for such month such excess shall be added to the actual EBITDA for the succeeding months through March 2004 for the purposes of determining compliance with this covenant. However, should EBITDA in any month fall short of the projected EBITDA that amount shall be deducted from any carryover surplus EBITDA accrued in previous months.

-----------------------------------------------------------------------
                                                           Actual As of
          Covenants                    Required             12/31/2003
-----------------------------------------------------------------------
       Leverage Ratio            Not to exceed 11 : 1       9.16 : 1.0
-----------------------------------------------------------------------
Debt Service Coverage Ratio    Not to be less than 2 : 1    6.95 : 1.0
-----------------------------------------------------------------------
EBITDA - Not to be less than     August 2003 $(74,438)        $28,265

                               September 2003 $(200,852)     $(94,395)

                                October 2003 $(103,117)     $(157,372)

                                November 2003 $174,682       $210,304

                                December 2003 $506,589       $739,486
-----------------------------------------------------------------------

     At December 31, 2003, our credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows: 1) Our credit Line with GE Access was approximately $10.0 million, no interest charged, with an outstanding principal balance of $9.12 million. 2) Our credit line with Ingram Micro was $3.0 million, at an 18% APR interest rate after 30 days from the date of the invoice, with an outstanding principal balance of $2.46 million. 3) Our credit line with Tech Data was $2.0 million, no interest charged, with an outstanding balance of $337,239. Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice.

     Capital expenditures of $82,369 during nine months ended December 31, 2003, were primarily for the purchase of computer equipment for internal use and leasehold improvements.

     Emtec has no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

     We believe that our available funds, together with existing and anticipated credit facilities, as discussed above, will be adequate to satisfy our current and planned operations for at least next twelve months.

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

Item 3. Quantitative and Qualitative Information About Market Risk

     We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at December 31, 2003 was approximately $3.5 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $35,000 annually.

Item 4. Controls and Procedures

     Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a vote by Securities Holders

          The Annual Meeting of Shareholders of the Company (the "Meeting") was held on December 19, 2003. There were present at the Meeting in person or by proxy shareholders holding an aggregate of 4,778,985 shares of Common Stock of a total number of 7,080,498 shares of Common Stock issued, outstanding and entitled to vote at the Meeting. The results of the vote taken at the Meeting with respect to the nominee for director were as follows:

---------------------------------------------------------
              Nominee                   For      Withhold
---------------------------------------------------------
John P. Howlett (three years term)   4,778,105      880
---------------------------------------------------------
Ronald A. Seitz (three years term)   4,778,105      880
---------------------------------------------------------
George F. Raymond (one year term)    4,778,105      880
---------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 31 - Rule 13a-14(a)/15-d-14(a) Certifications

     Exhibit 32 Section 1350 Certifications

(b)  Reports on Form 8-K filed during the quarter ended December 31, 2003:

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

                                         EMTEC, INC.


                                         By: /s/ JOHN P. HOWLETT
                                             -----------------------------------
                                                 John P. Howlett
                                                 Chairman, and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)


                                         By: /s/ SAM BHATT
                                             -----------------------------------
                                                 Sam Bhatt
                                                 Vice President - Finance
                                                 (Principal Financial and
                                                 Accounting Officer)

Date: February 17, 2004

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'