Form 10-K
period 2004-03-31
EMTEC INC/NJ
filed 2004-07-14
CIK 5117

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2004

                                       OR

     For the transition period from          to
                                    --------    --------

                         Commission file number: 0-32789

                                   EMTEC, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 87-0273300
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

                           572 Whitehead Road, Bldg#1
                            Trenton, New Jersey 08619
          (Address of principal executive offices, including zip code)

                                 (609)-528-8500
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                 Title of class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [_] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2003 was approximately $3,235,670 computed by reference to the closing price of the common stock for that date.

     As of July 1, 2004, there were outstanding 7,380,498 shares of the registrant's common stock.

                                   EMTEC, INC.
                          2004 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business............................................................1
Item 2.    Properties..........................................................7
Item 3.    Legal Proceedings...................................................8
Item 4.    Submission of Matters to a Vote of Security Holders.................8

                                     PART II

Item 5.    Market for the Company's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities................9
Item 6.    Selected Financial Data.............................................9
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................10
Item 7A.   Quantitative and Qualitative Information About Market Risk.........25
Item 8.    Financial Statements and Supplementary Data........................26
Item 9.    Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure............................................26
Item 9A.   Controls and Procedures............................................26

                                    PART III

Item 10.   Directors and Executive Officers...................................27
Item 11.   Executive Compensation.............................................29
Item 12.   Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.................................31
Item 13.   Certain Relationships and Related Transactions.....................33
Item 14.   Principal Accountant Fees and Services.............................33

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports  on Form
              8-K.............................................................35
           Signatures.........................................................59

          References in this Annual Report to "we," "us," or "our" are to Emtec, Inc. and its subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

          You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended March 31, 2004 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

                                     PART I

Item 1. Business

Introduction

          Emtec (OTC: ETEC) is a systems integrator focused on providing technology solutions that enable its customers to effectively use and manage their data to grow their businesses. Our areas of specialization in information technology ("IT") services include enterprise computing, data communications, data access, network design, enterprise backup and storage consolidation, managed services and staff augmentation. Emtec's solutions are crafted to enable our customers to become more efficient and effective, thereby giving them a competitive advantage. To date, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively endeavoring to increase the portion of our revenues that are derived from IT services. We anticipate that an increasing percentage of our future revenues will be derived from such business.

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

          Our customers are primarily Fortune 2000 companies, state and local government, local school districts, and other large and mid-sized companies located principally in the New York/New Jersey Metropolitan area and the Southeastern United States. Our commercial business is generally with customers with annual revenues ranging from $50 million to $500 million. We service our customer base from leased facilities in New Jersey, New York, Georgia, and Florida.

          Our executive offices are located at 572 Whitehead Road, Building#1, Trenton, New Jersey, 08619; telephone: (609) 528-8500. Our website is located at www.emtecinc.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not part of this Annual Report.

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

          At the same time that the market for IT products is consolidating, the market for IT services is expanding. Many companies have become increasingly dependent on the use of IT as a competitive tool in today's business environment. The need to distribute and access data on a real-time basis throughout an organization and between organizations has led to the rapid growth in network computing infrastructures that connect numerous and geographically dispersed end users through local and wide area networks. This growth has been driven by the emergence of industry standard hardware, software, and communications tools, as well as the significant improvement in the performance, capacity, and utility of such network-based equipment and applications.

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

     Capitalizing on Existing Relationships

          We have invested in training and committed resources to obtain company certifications from key industry manufacturers, and have entered into written agreements with most of these manufacturers, such as Sun, IBM, HP, Dell, CISCO, Microsoft, Novell and Citrix. These agreements grant us a nonexclusive right to purchase the manufacturer's hardware and license its software for our internal business use and for commercial integration and resale. Typically, our agreements with such manufacturers, such as those with Sun, IBM, CISCO, Microsoft, Novell, Dell and Citrix, provide for a one-year term, renewable by the parties for successive one-year terms and are terminable by either party on prior written notice ranging from 30 to 45 days. They generally do not contain financial terms for resale of the manufacturer's products, which terms are separately governed by purchase orders.

          Moreover, we believe that our history of satisfying the IT product requirements of our larger customers is facilitating the marketing of our broad range of services to this important segment of our clientele.

Our Business

o    IT Services

          Enterprise Computing Solutions: We offer a full spectrum of IT product acquisition and support services needed to support client/server environments, including product sourcing, network design and implementation, technical support, server consolidation, and clustering and load balancing for high availability.

          Managed Services and Staff Augmentation Solutions: We manage and support customers' networks through the utilization of outsourced help desk and network monitoring services as well as through our own on-site engineering resources. This allows organizations to focus the majority of their efforts on their businesses - not on managing their IT infrastructures.

          Data Communications Solutions: We offer Local Area Network/ Wide Area Network and data wireless connectivity, voice over IP and structured cabling solutions that are designed to enhance communication capabilities, while decreasing costs.

          Data Access Solutions: We enable on-demand access to information from anywhere over any network. Our mobility, messaging, and management solutions can provide secure data access, increased business productivity, and reduced IT costs for any organization.

          Innovation Center: Among our most important customer resources is our Innovation Center established at Norcross, Georgia. This center gives our customers the ability to test the scalability and suitability of a hardware and software configuration before investing in the technology. Staffed by high-level certified engineers, the Innovation Center can simulate up to a 2,000-user load. The Center is equipped with high-end Sun Microsystems'TM' servers, Sun Ray'TM' thin clients, Sun'TM' storage arrays, and NT servers, as well as a wide array of software applications, including Lotus Notes/Domino, IBM's DB2 product family, Oracle, Veritas backup and storage products.

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

          K-12 Specialized Services for Student and Faculty Needs: We integrate top-quality curriculum software and computer products into the classroom. We have significant experience in building local area networks that link many campuses together. We also provide school district-wide support and sustain Internet access to educational resources worldwide. We tailor our array of services to make the best use of limited funds.

          Manufacturers Support Services Contracts: We offer manufacturer support service contracts that provide our clients with extended technical support, onsite hardware service and access to new software releases at a fixed price. Most of the revenue from this portion of our business comes from selling Sun Microsystems contracts.

          Our IT services activities accounted for approximately 18%, 17%, and 19% of our total revenues for fiscal years 2004, 2003 and 2002, respectively.

o    IT Reseller

          IT Reseller: We are an authorized reseller of the products of many leading IT manufacturers, such as 3Com, CISCO, HP, IBM, Intel, Microsoft, NEC, Veritas, Novell, Dell, Lexmark, and Sun. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Our business depends in large part upon our ongoing access to well established aggregators, in particular GE Access, Ingram Micro, Inc. and Tech Data Corp. as well as directly with Dell

Computers to enable us to acquire IT products at competitive prices and on reasonable terms for resale to our customers.

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

          We have not entered into any long-term supply contracts with any of our suppliers, as we purchase computers, computer systems, components, and parts on a purchase order basis. Our agreements with GE Access, Ingram, Tech Data and Dell, who collectively supplied approximately 93%, 85%, and 79% of our resale products in the fiscal years 2004, 2003, and 2002, respectively, may be terminated by such companies at any time upon 30 days' prior written notice.

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

          Our IT reseller activities accounted for approximately for 82%, 82%, and 81% of our total revenues for the fiscal years ended March 31, 2004, 2003, and 2002, respectively.

Marketing

          Our marketing efforts are focused on:

               o    Broadening our public image an IT service provider;

               o Promoting our offerings to current customers, prospects, partners, and investors;

               o Maintaining a constant flow of marketing communications to increase and maintain our market presence;

               o    Driving prospects to our web site; and

               o    Increasing overall inquiries and sales from all sources.

          Our marketing division is charged with sales lead generation. Through diverse efforts that include seminars, tradeshows, direct mail, telemarketing, a bi-monthly newsletter, and through our website we create multiple and frequent "touches" of our prospective customers. The primary goal - to increase the number of face to face meeting opportunities between our account team and prospective clients, and to drive additional opportunities through our sales pipeline. Our business development center is charged with sales lead generation.

Customers

          Our targeted customers are primarily Fortune 2000 companies, state and local governments, local school districts, and other large and mid-sized companies located principally in the New York/New Jersey Metropolitan area and the Southeastern United States. Our commercial business is generally with customers with annual revenues ranging from $50 million to $500 million. Although we have over 150 customers, our two largest customers, State of New Jersey, and Gwinnett County School System (Georgia), accounted, respectively, for approximately 31% and 16% of our revenues for the year ended March 31, 2004. These same two customers accounted, respectively, for approximately 15% and 20% of our revenues in fiscal year 2003 and approximately 0% and 14% of our revenues in fiscal year 2002. The State of New Jersey computer supply and service contract was acquired in the August 12, 2002 asset acquisition from Acentra Technologies. The State of New Jersey contract is subject to annual renewals. In May 2004, the State of New Jersey extended the contract terms through December 2004. An additional eight customers, Duval County School System, Cingular Wireless, Tiffany & Co., Bally's Park Place Casinos, ING Financial Services, BellSouth Corporation, GE, and Cox Communications, collectively accounted for 37%, 31%, and 22% of our revenues for the years ended March 31, 2004, 2003 and 2002, respectively. We anticipate that these customer concentrations will continue for the foreseeable future. The loss of any one of these customers may cause results of operations to vary materially from those anticipated.

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

          We are also in direct competition with local, regional, and national distributors of microcomputer products and related services as well as with various IT consulting companies. These competitors run the gamut from new dot com consulting companies to the established consulting firms and former consulting arms of nationwide accounting and auditing firms. Several of these competitors offer most of the same basic products as we do. We also encounter competition from microcomputer suppliers that sell their products through direct sales forces, rather than through resellers such as ourselves, and from manufacturers and distributors that emphasize mail order and telemarketing sales.

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

Employees

          As of June 23, 2004, we employed 169 individuals, including 38 sales, marketing and related support personnel, 108 service and support employees, 13 operations and administration personnel, and 10 employees in accounting, finance, and human resources. We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. We have 4 employees in our Cabling Department who are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW). We believe that our relations with our employees are good.

Item 2. Properties

          We lease space in six locations. Our corporate headquarters and principal operational facilities are currently located in Trenton, New Jersey. The following table contains certain information about each of our leased facilities:

                                      Size
Address                         (in square feet)   Monthly Rent    Expiration Date
-------                         ----------------   ------------   -----------------
572 Whitehead Road, Bldg. #1
   Trenton, NJ  08619                 16,000           $11,600        May 31, 2006

354 North Avenue East
   Cranford, NJ  07016                 1,500           $ 2,900        May 31, 2005

2990 Gateway Drive, Suite 500
   Norcross, GA 06855                 17,102           $13,460      August 14, 2004

7843 Bayberry Road
   Jacksonville, FL 32256              3,340           $ 2,218     February 28, 2005

880 Third Avenue, 12th  floor
   New York, NY 10022                  7,635           $24,777      June 30, 2008(1)

572 Whitehead Road, Bldg. #5
   Trenton, NJ 08619                   9,582           $ 4,432      Monthly Terms(2)

----------
(1) We assumed this lease on January 9, 2002 in connection with our acquisition of Devise Associates, Inc.

(2) This space is strictly a warehouse facility, currently on a month to month lease term.

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

Item 4. Submission of Matters to a Vote of Security Holders

          None

                                     PART II

Item 5. Market for Emtec's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is quoted on the OTC Bulletin Board under the symbol "ETEC." The following table sets forth the high and low closing prices of our common stock for the periods indicated:

Three Months Ended                High    Low
------------------               -----   -----
March 31, 2004                   $1.45   $0.80
December 31, 2003                 1.20    0.80
September 30, 2003                0.96    0.37
June 30, 2003                     0.52    0.22

March 31, 2003                    0.36    0.24
December 31, 2002                 0.53    0.25
September 30, 2002                0.60    0.29
June 30, 2002                     0.70    0.35

          The above quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions. They do not necessarily represent actual transactions.

          As of June 28, 2004, there were 705 record holders of our common stock, although we believe that beneficial holders approximate 800.

          On November 24, 2003, as part of the employment agreement and consulting agreements dated August 12, 2002 with prior three owners of Acentra Technologies, Inc., we issued 300,000 shares of common stock at $0.29 per share. These shares, which were not registered under the Securities Act of 1933 or any applicable state securities laws, were issued pursuant to an exemption from registration afforded by Rule 506 of Regulation D of the rules and regulation of the SEC.

          We have never declared any dividends on our common stock and we have no intention to do so in the foreseeable future.

Item 6. Selected Financial Data

          The following selected consolidated financial data below should be read in conjunction with our consolidated financial statements including the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, both elsewhere in this Report. The data as of March 31, 2004 and 2003 and for each of the three years ended March 31, 2004 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report. The data as of March 31, 2002, 2001, and 2000 and for each of the two years ended March 31, 2001 have been derived from our audited financial statements, which are not contained in this Report.

                                                            YEAR ENDED MARCH 31,
                                 --------------------------------------------------------------------
                                     2004           2003          2002          2001          2000
                                 --------------------------------------------------------------------
Net revenues                     $100,361,654   $92,260,028   $62,656,199   $88,313,598   $99,543,353

Income (loss) from continuing
   operations                    $    642,988   $  (211,471)  $   216,972   $(1,257,825)  $   316,004

Income (loss) per common share
   from continuing operations
   (basic and diluted)           $       0.09   $     (0.03)  $      0.03   $     (0.22)  $      0.06

Total assets                     $ 18,908,612   $22,334,584   $11,388,473   $18,699,032   $21,401,172

          Emtec had no long-term debt obligations or outstanding preferred stock during the five years ended March 31, 2004. In addition, no dividends were paid to common stockholders during the same period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Reference is made to the "Risk Factors" below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements as of and for the fiscal years ended March 31, 2004, and 2003.

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

          o    Revenue Recognition

          We recognize revenues based upon Staff Accounting Bulletin #101 (SAB
101). SAB 101 states that revenue recognition cannot occur until the earnings process is complete, evidenced by an agreement between us and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. If significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Procurement services represent sales of computer hardware and prepackaged software. Revenue from consulting and support service contracts are recognized ratably over the contract or service period. Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately on their contract sale date. These contracts contain cancellation privileges that allow our customer to terminate a contract with 90 days written notice. In this event, the customer is entitled to a pro-rated refund based on the remaining term of the contract and we would owe the manufacturer a pro-rated refund of the cost of the contract. However, we have experienced no customer cancellations of any significance during our most recent 3-year history and do not expect cancellations of any significance in the future. We believe that net revenue reporting for manufacturer support service contracts is more appropriate. Thus we have adopted net revenue reporting for manufacturer support service contracts starting with the fiscal year ended March 31, 2002 as an offset to revenue to conform to the current presentation.

          o    Trade Receivables

          We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a "critical accounting estimate" because changes in it can significantly affect net income. Allowance for doubtful accounts were $363,402, and $240,847 as of March 31, 2004, and 2003, respectively.

          o    Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase prices. We provide an inventory reserve for obsolescence and deterioration based on management's review of the current status of the excess inventory, its age, and net realizable value based upon assumptions about future demand and market condition. At March 31, 2004, and 2003, inventory reserve was $722,551, and $471,203, respectively.

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

          We invested $687,000 for the purchase of computer hardware, software and consulting services for our Network Operations Center to enhance our offerings in Managed Services during fiscal year ended March 31, 2003. We originally intended to depreciate these assets over 36 months based on the original projections of the future undiscounted net cash flows. To date we have only seen a modest sales success in our managed services offerings. We performed an impairment test of these assets as of December 31, 2003, and March 31, 2004. We compared our original projections of the future undiscounted cash flows with actual performance, and reviewed our current sales pipeline. Based on these impairment tests, we recorded impairment charges of $223,858, and $239,057 for the three months ended December 31, 2003 and March 31, 2004, respectively. Total impairment charges of $462,915 were classified as general and administrative expense during the twelve months ended March 31, 2004. The net book value of these assets after the impairment charge was $0.

          o    Goodwill and Intangible Assets

          We have adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". As a result, amortization of goodwill was discontinued. We performed the initial goodwill impairment test as of April 1, 2002 and another impairment test as of March 31, 2003. Based on the impairment test performed as of March 31, 2003, the goodwill of $254,894 associated with the acquisition of Devise Associates, Inc., was determined to be fully impaired and charged to earnings. This determination was based upon the operating and cash flow losses of this business unit since the January 9, 2002 acquisition date and budgeted fiscal 2004 operating and cash flow losses for this business unit. We found no impairment of the remaining goodwill of $109,107 for the year ended March 31, 2004.

          We were assigned a contract to supply computer hardware and services to the State of New Jersey in the August 12, 2002 acquisition of Acentra Technologies, Inc. This contract was valued at $100,000 in the acquisition. Amortization expense of $54,545, and $36,364 was expensed in fiscal years ended March 31, 2004, and 2003, respectively, based upon then contract term scheduled to end in May 2004. The contract, which is subject to annual renewal by mutual agreement, was instead extended by the State of New Jersey through December 2004. The net carrying value for this contract amounted to $9,091 and $63,636 at March 31, 2004 and 2003, respectively.

          o    Income Taxes

          Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Emtec's financial statements or tax returns. In estimating future tax consequences, Emtec generally considers all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. For the year ended March 31, 2004, we have recognized a deferred income tax benefit of $176,047 as disclosed in Note 8 of our financial statements. This benefit was recorded due to the utilization of tax loss carry-forwards in fiscal 2004 and expected realization of other deferred tax assets in fiscal 2005. We continue to be conservative in accounting for income taxes by recording significant valuation allowances for deferred tax assets due to the high degree of uncertainty that exists regarding future operating results.

Results of Operations

          The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended March 31, 2004, 2003, and 2002 and financial condition as of March 31, 2004 and 2003.

                                                            Years Ended March 31,
                                              --------------------------------------------------
                                                  2004           2003         Change        %
                                              --------------------------------------------------
Revenues

Procurement services                          $ 82,184,744   $ 75,943,230   $6,241,514      8.22%
Service and consulting                          17,986,564     16,140,896   $1,845,668     11.43%
Geothermal                                         190,346        175,902   $   14,444      8.21%
                                              ------------   ------------
Total Revenues                                 100,361,654     92,260,028   $8,101,626      8.78%
                                              ------------   ------------
Cost of Revenues
Procurement services                            74,282,388     67,525,430   $6,756,958     10.01%
Service and consulting                          11,497,465     11,915,844   $ (418,379)    -3.51%
Geothermal                                         108,782         72,476   $   36,306     50.09%
                                              ------------   ------------
Total Cost of Revenues                          85,888,635     79,513,750   $6,374,885      8.02%
                                              ------------   ------------
Percent of revenues                                  85.58%         86.18%

Gross Profit
Procurement services                             7,902,356      8,417,800   $ (515,444)    -6.12%
Service and consulting                           6,489,099      4,225,052   $2,264,047     53.59%
Geothermal                                          81,564        103,426   $  (21,862)   -21.14%
                                              ------------   ------------
Total Gross Profit                              14,473,019     12,746,278   $1,726,741     13.55%
                                              ------------   ------------
Percent of revenue                                   14.42%         13.82%

Operating Expenses
Sales, General & Administrative Expenses        13,376,048     12,574,667   $  801,381      6.37%
Termination costs                                       --             --
Interest Expense                                   328,296        160,803   $  167,493    104.16%
Loss on impairment, Goodwill                            --        254,894   $ (254,894)     N/M
E-Business costs                                        --             --
                                              ------------   ------------
Total Operating Expenses                        13,704,344     12,990,364   $  713,980      5.50%
                                              ------------   ------------
Percent of revenue                                   13.65%         14.08%

Income (Loss) Before Income Tax                    768,675       (244,086)  $1,012,761    414.92%

Income Tax Expense (Benefit)                       125,687        (32,615)  $  158,302    485.37%
                                              ------------   ------------
Net Income (Loss)                             $    642,988   $   (211,471)  $  854,459    404.05%
                                              ============   ============   ==========   =======
Income (Loss) Per Share {Basic And Diluted}   $       0.09   $      (0.03)
                                              ============   ============
N/M = not meaningful

                                                            Years Ended March 31,
                                              -------------------------------------------------
                                                 2003           2002         Change        %
                                              -------------------------------------------------
Revenues

Procurement services                          $75,943,230   $50,813,243   $25,129,987     49.46%
Service and consulting                         16,140,896    11,654,978   $ 4,485,918     38.49%
Geothermal                                        175,902       187,978   $   (12,076)    -6.42%
                                              -----------   -----------
Total Revenues                                 92,260,028    62,656,199   $29,603,829     47.25%
                                              -----------   -----------
Cost of Revenues
Procurement services                           67,525,430    44,832,526   $22,692,904     50.62%
Service and consulting                         11,915,844     7,693,460   $ 4,222,384     54.88%
Geothermal                                         72,476        63,083   $     9,393     14.89%
                                              -----------   -----------
Total Cost of Revenues                         79,513,750    52,589,069   $26,924,681     51.20%
                                              -----------   -----------
Percent of revenues                                 86.18%        83.93%

Gross Profit
Procurement services                            8,417,800     5,980,717   $ 2,437,083     40.75%
Service and consulting                          4,225,052     3,961,518   $   263,534      6.65%
Geothermal                                        103,426       124,895   $   (21,469)   -17.19%
                                              -----------   -----------
Total Gross Profit                             12,746,278    10,067,130   $ 2,679,148     26.61%
                                              -----------   -----------
Percent of revenue                                  13.82%        16.07%

Operating Expenses
Sales, General & Administrative Expenses       12,574,667     8,995,255   $ 3,579,412     39.79%
Termination costs                                      --        21,746   $   (21,746)     N/M
Interest Expense                                  160,803       210,305   $   (49,502)   -23.54%
Loss on impairment, Goodwill                      254,894            --   $   254,894      N/M
E-Business costs                                       --       617,220   $  (617,220)     N/M
                                              -----------   -----------
Total Operating Expenses                       12,990,364     9,844,526   $ 3,145,838     31.96%
                                              -----------   -----------
Percent of revenue                                  14.08%        15.71%

Income (Loss) Before Income Tax                  (244,086)      222,604   $  (466,690)  -209.65%

Income Tax Expense (Benefit)                      (32,615)        5,632   $   (38,247)  -679.10%
                                              -----------   -----------
Net Income (Loss)                             $  (211,471)  $   216,972   $  (428,443)  -197.46%
                                              ===========   ===========   ===========   =======
Income (Loss) Per Share {Basic And Diluted}   $     (0.03)  $      0.03
                                              ===========   ===========

Comparison of Years Ended March 31, 2004 and 2003

          Total Revenues

          Total revenues for our IT business, which includes services and consulting revenue, and procurement revenues, increased by 8.78% or $8.09 million, to $100.17 million for the year ended March 31, 2004, compared to $92.08 million for the year ended March 31, 2003. This increase is primarily attributable to our acquisition of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. in August 2002. IT revenues associated with these acquisitions increased by $12.93 million because in the fiscal year ended March 31, 2004, we recognized a full twelve months of revenue versus eight months in the fiscal year ended March 31, 2003. Without these acquisitions, revenues associated with our IT business would have decreased by 5.26% or $4.84 million for the year ended March 31, 2004. This decrease is mainly due to an over-all decrease in our customers' IT spending, a slow-down in the economy and our inability to attract new major customers.

          Services and consulting revenue increased by 11.43%, or $1.84 million, to $17.99 million for the year ended March 31, 2004 compared to $16.14 million for the year ended March 31, 2003. This increase is also attributable to our acquisition of Acentra Technologies Inc. and Turnkey Computer Systems, Inc. Services and consulting revenues associated with these acquisitions increased by $2.65 million due to the same reasons discussed in the above paragraph. Without these acquisitions, services and consulting revenue would have decreased by 4.99% or $806,060, to $15.33 million for the year ended March 31, 2004. This decrease is mainly due to an overall decrease in the economy and our inability to attract new major customers.

          Procurement revenues increased by 8.22%, or $6.24 million, to $82.18 million for the year ended March 31, 2004. This increase is also attributable to the acquisitions discussed in the above paragraph. Without these acquisitions, procurement revenue would have decreased by 5.32%, or $4.04 million, for the year ended March 31, 2004. This decrease is mainly due to reasons mentioned above regarding total IT revenues.

          Three major customers accounted for in the aggregate approximately 57% and 44% of our revenues in the fiscal years 2004 and 2003, respectively. Another major customer purchased manufacturer support service contracts. The net revenues associated with these contracts accounted for approximately 6.22% and 10.78% of our gross profit for the year ended March 31, 2004 and 2003, respectively. We anticipate that these customer concentrations will continue for the foreseeable future. The loss of any of these customers may cause results of operations to vary materially from those anticipated.

          Geothermal revenues increased by 8.21%, or $14,444, to $190,346 for the year ended March 31, 2004. This increase is mainly attributable to higher production of steam.

          Gross Profit

          Aggregate gross profit for our IT business increased by 13.83%, or $1.75 million, to $14.39 million for the year ended March 31, 2004. This increase is mainly attributable to a 11.43% increase in our services and consulting revenues, and a 3.51% decrease in our cost of revenues for services and consulting. Measured as a percentage of total revenues for our IT business, our overall gross profit margin increased to 14.37% of total revenues for the year ended

March 31, 2004 from 13.73% for the year ended March 31, 2003. This increase is also mainly attributable to increase in our services and consulting revenues.

          Gross profit for product sales decreased by 6.12%, or $515,444, to $7.90 million for the year ended March 31, 2004 as compared with $8.42 million for the year ended March 31, 2003. Measured as a percentage of procurement revenues, our gross profit margin decreased to 9.62% of procurement revenue for the year ended March 31, 2004 from 11.08% for the year ended March 31, 2003. This decrease is mainly due to continued downward pricing pressure on product sales from our customers. We expect this pricing pressure will continue in the future.

          Gross profit for service and consulting increased by 53.59%, or $2.26 million, to $6.49 million for the year ended March 31, 2004 as compared with $4.22 million for the year ended March 31, 2003. Measured as a percentage of service and consulting revenue, our gross margin attributable to service and consulting revenue increased to 36.08% of service and consulting revenue for the year ended March 31, 2004 from 26.18% for the year ended March 31, 2003. This increase in services and consulting gross profit and margin was mainly attributable to installation services associated with computer roll-out projects for the various state agencies in the State of New Jersey, and school districts in Georgia and Florida as well as our ability to manage our billing rates (total revenue generated divided by total billable hours available during the period) and utilization rates (billable hours divided by paid hours) of engineers more effectively.

          We must continue to manage billing rates and utilization rates effectively to remain competitive. During the second quarter of our fiscal year ending March 31, 2005, we will begin outsourcing our NOC (Network Operation Center) and Help Desk operations to a third party. By outsourcing this part of our business, we will be able to continue to offer these strategic services while allowing us to change the high fixed cost structure of the business to a variable cost structure due to our failure to achieve budgeted revenues. We expect that this transition will have a positive impact on our gross profit for service and consulting starting July 2004. Our NOC and Help Desk revenues were approximately $414,000, and $559,000 for the fiscal years ended March 31, 2004, and 2003, respectively.

          The geothermal gross profit of $81,564 for the year ended March 31, 2004 decreased by 21.14%, or $21,862, as compared with $103,426 for the year ended March 31, 2003. This decrease is mainly due to approximately $40,000 higher operating and maintenance expense associated with the geothermal unit during the third quarter ended December 31, 2003. We do not expect to see such a high operating and maintenance expense in future periods.

          Sales, General, and Administrative Expenses

          Sales, general and administrative expenses increased by 6.37%, or $801,381, to $13.38 million for the year ended March 31, 2004. This increase is mainly due to our acquisition of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc., and an impairment charge of $462,915 associated with our investment in Network Operation Center (see Note 6 of our Financial Statements). Sales, general and administrative expenses associated with these acquisitions increased by $1.46 million because in the fiscal year ended March 31, 2004, we recorded a full twelve months of expenses versus eight months in the fiscal year ended March 31, 2003. Without these acquisitions and impairment charge, our sales, general and administrative expenses would have decreased by approximately 8.93%, or $1.12 million, for the year ended March 31, 2004. This decrease is mainly attributable to the following:

               o    Elimination of non-productive sales staff;

               o    Reduction in sales commission compensation plans; and

               o Eliminated duplication of non-essential administrative support services.

          During the first quarter of the fiscal year 2005, we consolidated all of our operations, administrative and inventory warehousing functions from Mt. Laurel, NJ and Cranford, NJ to Trenton, NJ. We anticipate this consolidation will result in an approximate cost savings of $380,000 annually.

          In spite of vigorous cost containment efforts, various factors, such as retention of employees, costs associated with marketing and selling activities, costs associated with new Securities and Exchange Commission rules, and insurance markets may increase our sales, general and administrative expenses and this could have a negative impact on fiscal year 2005.

          Interest expense

          Interest expense increased by 104.16%, or $167,493, to $328,296 for the year ended March 31, 2004 as compared with $160,803 for the year ended March 31, 2003. This increase is mainly due to increased borrowings activities, higher day's sales outstanding as well as higher interest rate charged by our lender starting October 2003.

          Starting April 2004, interest charged on the outstanding borrowings was reduced to 1% above prime per annum.

          Income Taxes

          Income tax expense for the year ended March 31, 2004 was $125,687, as compared with benefit of $32,615 for the year ended March 31, 2003. For the year ended March 31, 2004, we recognized a deferred income tax benefit of $176,047 which was netted against the income tax expense of $301,734.

          Net Income

          Net income increased by 404.05%, or $854,459, to $642,988 or $0.09 per share for the year ended March 31, 2004 as compared with net loss of $(211,471) or $(0.03) per share for the year ended March 31, 2003.

          As discussed, the increase in net income is mainly attributable to increased installation services associated with computer roll-out projects for the various state agencies in the State of New Jersey, and school districts in Georgia and Florida as well as our ability to manage utilization rates of engineers more effectively.

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

          Loss on impairment, Goodwill

          We implemented Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" which required that goodwill no longer be amortized against earnings, but instead be reviewed periodically for impairment. Based on the impairment test performed on March 31, 2003 the goodwill of $254,894 associated with the acquisition of Devise Associates, Inc. was impaired.

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

          Income Taxes

          Income tax benefit for the year ended March 31, 2003 was $32,615, as compared with expense of $5,632 for the year ended March 31, 2002. For the year ended March 31, 2003, we recognized a deferred income tax benefit of $78,907 that is partially offset by a current income tax expense of $46,292.

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

          SFAS No. 142 requires that goodwill not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to goodwill and other intangible assets, regardless of when those assets were initially recognized. Effective April 1, 2002, Emtec adopted SFAS No. 142 and in connection with its adoption, discontinued the amortization of goodwill and reviewed the estimated useful lives of previously recorded identifiable intangible assets. Emtec follows the two-step process prescribed in SFAS 142 to test its goodwill for impairment. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Under the guidelines of SFAS No. 142, Emtec is required to perform an impairment test at least on an annual basis. (see note#6 on the financial statements)

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (I) recognition/measurement of impairment of long-lived assets to be held and used and (II) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board's No. 30 ("APB 30"). "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, "for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Emtec adopted the provisions of SFAS 144 effective April 1, 2002. (see note#7 on the financial statements)

Liquidity and Capital Resources

          Cash and cash equivalents at March 31, 2004 of $4,792 represented a decrease of $1,787,309 from $1,792,101 at March 31, 2003. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit. At March 31, 2004, our working capital was increased to $2.08 million from $514,427. This increase in working capital was attributable to net earnings for the year ended March 31, 2004.

          Since our inception, we have funded our operations primarily from borrowings under our credit facility. On November 21, 2001, we entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet"), under which we may borrow on 85% of our eligible trade receivables. Interest on outstanding loans under the revolving credit facility with Fleet was charged monthly at a fluctuating rate per annum equal to 0.25% above the prime rate and, at our option, interest on up to 50% of the outstanding loans may be charged at LIBOR plus 2.75%. The Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of our assets. Since current credit facilities with two of our primary trade vendors (GE Access and Ingram Micro.) were also collateralized by substantially all of our assets, Fleet, GE Access and Ingram Micro have entered into intercreditor agreements, which provide that as regards to these vendors, debt obligations to Fleet are accorded priority. On November 21, 2001, we also entered into a Wholesale Financing Security Agreement with IBM. This credit facility, which is collateralized by a $750,000 letter of credit from Fleet in favor of IBM, affords us up to a like amount of credit to purchase products floored by IBM Global Financing. On January 9, 2002, Fleet issued a $250,000 letter of credit in favor of our landlord for our New York City office, as a security deposit for the building lease. On July 1, 2003, Fleet also issued a $250,000 letter of credit in favor of Selective Insurance Corporation, as collateral for the performance bond issued to The City of Philadelphia, one of our customers. The maximum credit facility is reduced by the outstanding letters of credit.

          On October 17, 2003, Emtec and Fleet executed an amendment to the loan and security agreement under which we may borrow on 80% of our eligible trade receivables up to $10 million through November 20, 2004. Interest on outstanding loans was charged monthly at a fluctuating rate per annum equal to 2.00% above the prime rate. Prior to October 17, 2003, we were charged monthly at a fluctuating rate per annum equal to 0.25% above the prime rate. We also paid an amendment fee of $50,000. This amended loan and security agreement waived all existing events of defaults through June 30, 2003. The lending agreement contains financial covenants that require us to maintain a maximum leverage ratio, a minimum debt ratio, and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization expense).

          As of March 31, 2004, we were in compliance with all of our financial covenants and we had a $2,308,416 outstanding balance under the credit facility and unused availability of $6,441,584.

          On April 16, 2004, Emtec and Fleet executed another amendment to the loan and security agreement which permits us to obtain up to a $1.0 million in surety bonding capacity from an insurance company. This amendment reduced our interest rate from 2.00% above the prime rate to 1.00% above the prime rate.

          At March 31, 2004, our credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows: 1) Our credit Line with GE Access was $5.0 million, no interest charged, with an outstanding principal balance of $4.80 million. 2) Our credit line with Ingram Micro was $3.0 million, at an 18% APR interest rate after 30 days from the date of the invoice, with an outstanding principal balance of $2.36 million. 3) Our credit line with Tech Data was $2.0 million, no interest charged, with an outstanding balance of $462,000. Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice.

          Capital expenditures of $164,456 during twelve months ended March 31, 2004, were primarily for the purchase of computer equipment for internal use, furniture and fixtures, and leasehold improvements. We anticipate our capital expenditures for fiscal year ending March 31, 2005 will be approximately $400,000.

          Emtec has no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

          We believe that funds generated from operations and bank borrowings should be sufficient to meet our current operating cash requirements through the next twelve months, although there can be no assurance that all of the aforementioned sources of cash can be realized.

          The following are our contractual obligations associated with lease commitments. We lease warehouse and office facilities, vehicles and certain office equipment under noncancellable operating leases. Future minimum lease payments under such leases are as follows:

Fiscal Years
------------
 2005                      $  538,543
 2006                         445,744
 2007                         323,811
 2008                         293,536
 Thereafter                    72,657
                           ----------
 Total                     $1,674,291
                           ==========

          We have no other long-term commitments.

Risk Factors

          We cannot assure you that we can successfully increase the portion of our revenues derived from IT services. If we are unsuccessful our future results may be adversely affected.

          Our transition from an emphasis on reselling IT products to an emphasis on providing IT services has placed significant demands on our managerial, administrative, and operational resources. Our ability to manage this transition effectively is dependent upon our ability to develop and improve operational, financial, and other internal systems, as well as our business development capabilities, and to attract, train, retain, motivate, and manage our employees. If we are unable to do so, our ability to effectively deliver and support our services may be adversely affected. Further, our transitional efforts to access higher-margin services and consulting revenues have resulted in reduced IT product sales. If we successfully expand our IT services offerings, periods of variability in utilization may continue to occur. In addition, we are likely to incur greater technical training costs during such periods. Historically, our IT reseller activities accounted for 82%, or $82.18 million, of our total revenue of $100.36 million for the fiscal year ended March 31, 2004, 82%, or $75.94 million, of our total revenue of $92.26 million for the fiscal year ended March 31, 2003, and 81%, or $50.81 million, of our total revenue of $62.66 million for the fiscal year ended March 31, 2002. In contrast, our IT services activities accounted for approximately 18%, or $17.99 million, 17%, or $16.14 million, and 19%, or $11.65 million, of our total revenue for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

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

          Our operating results have been, and will continue to be, impacted by changes in technical personnel billing and utilization rates. Moreover, we expect that downward pricing pressure will persist due to the continued commoditization of computer products.

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

          Our lending agreement with Fleet contains financial covenants that require us to maintain a maximum leverage ratio, and a minimum debt ratio on a quarterly basis starting April 1, 2004. As of March 31, 2004 the Company was in compliance with all its financial covenants and the Company had a $2,308,416 outstanding balance under the credit facility and an unused line of $6,441,584. However, there can be no assurance that we will be in compliance will all of our financial covenants through November 2004 and Fleet will not immediately call for repayment of the outstanding borrowings under the credit facility. Our credit facility with Fleet expires on November 20, 2004. We will start negotiating new terms of our credit facility with Fleet and other financial institutions during the second quarter of fiscal year 2005 but cannot state with any certainty whether the credit facility with Fleet will be renewed, or if renewed or replaced, our future credit terms.

          We do not have long-term commitments from any of our customers and our product sales are on a purchase order basis. Our revenues are concentrated and a loss of any one of our three top customers could materially affect our operations and business.

          In general, there are no ongoing written commitments by customers to purchase products from us. All product sales we make are on a purchase order basis. Moreover, our client base is highly concentrated, with our two largest customers, State of New Jersey, and Gwinnett County School System (Georgia), accounted, respectively, for approximately 31% and 16% of our revenues for the year ended March 31, 2004. These same two customers accounted, respectively, for approximately 15% and 20% of our revenues in fiscal year 2003 and approximately 0% and 14% of our revenues in fiscal year 2002. The State of New Jersey computer supply and service contract was acquired in the August 12, 2002 asset acquisition from Acentra Technologies. The State of New Jersey contract is subject to annual renewals. In May 2004, the State of New Jersey extended the contract terms through December 2004. An additional eight customers, Duval County School System, Cingular Wireless, Tiffany & Co., Bally's Park Place Casinos, ING Financial Services, BellSouth Corporation, GE, and Cox Communications, collectively accounted for 37%, 31%, and 22% of our revenues for the years ended March 31, 2004, 2003 and 2002, respectively. We anticipate that these customer concentrations will continue for the foreseeable future. The loss of any one of these customers may cause results of operations to vary materially from those anticipated.

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

          Our IT reseller business depends on large part upon our access to aggregators and manufacturers, in particular GE Access, Ingram, Tech Data, and Dell to supply us with products at competitive prices and on reasonable terms for resale by us to our customers. Our agreements with Ingram, Tech Data and Dell may be terminated by such companies upon 30 days prior written notice. Our agreement with GE Access is effective until February 28, 2005. After February 28, 2005, our agreement with GE Access can be terminated by either party. We cannot assure you that we will be able to continue to obtain products from GE Access, Ingram, Tech Data, and Dell or our other vendors at prices or on terms acceptable to us, if at all.

          Reduction in or elimination of our credit facilities with our primary trade vendors could have a material adverse effect on our business and operations.

          Our credit facilities as of the current date with our primary trade vendors, GE Access, Ingram Micro, and Tech Data are $4.0 million, $9.0 million and $3.0 million, respectively. Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice. These credit lines could be reduced or eliminated without a notice, and this action could have a material adverse affect our business, result of operations, and financial condition.

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

Item 7A. Quantitative and Qualitative Information About Market Risk

          We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not issued debt instruments, entered into forward or future contracts, purchased options and entered into swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our average balance on the line of credit during the fiscal year ended March 31, 2004 was approximately $4.9 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $49,000 annually.

Item 8. Financial Statements and Supplementary Data

          Reference is made to Item 15(a)(i) herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None

Item 9A. Controls and Procedures

          Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

          There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers

          The following table sets forth certain information as to each of our executive officers and directors:

                                              Positions and
Name                Age                  Offices Presently Held
-----------------   ---   ------------------------------------------------------
John P. Howlett      60   Chairman of the Board and Chief Executive Officer

Ronald A. Seitz      57   President and Chief Operating Officer and Director

R. Frank Jerd        62   Director

George F. Raymond    67   Director

Sam Bhatt            36   Vice President Finance and Treasurer

Guy Fessenden        47   Executive Vice President

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

          During 2004, the Board of Directors met five times. Each director attended all of the meetings of the Board of Directors. The Board of Directors has no audit committee, compensation committee or nominating committee. The Board of Directors as a whole makes all such determinations and any director who as is an "interested" party in a specific matter abstains from voting on such matter.

          Since we are not a listed company, we are not required to establish an audit committee. Our board of directors believes it can conduct all of the functions of an audit committee without unduly burdening the duties and responsibilities of the board members. Our board of directors has determined that Mr. George F. Raymond, an independent member of our board of directors, meets the SEC definition of an "audit committee financial expert."

          Our Board of Directors has adopted a Code of Ethics applicable to all of its employees, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as well as the members of its board of directors. The Code of Ethics is filed as an exhibit to this Form 10-K.

Compliance With Section 16(a) of The Securities Exchange Act Of 1934

          Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with Emtec, Emtec believes that during the fiscal year ended March 31, 2004, such reporting persons complied with the filing requirements of said Section 16(a), except that Mr. Guy Fessenden was not timely in the filing of his Initial Statement of Beneficial Ownership of Securities.

Item 11. Executive Compensation

          The following table sets forth the aggregate compensation that we paid for services rendered to us in all capacities during our fiscal years ended March 31, 2004, 2003 and 2002 by our chief executive officer and by our other executive officers whose cash compensation exceeded $100,000 per year in any such year.

                           Summary Compensation Table

                                                                                  Long Term Compensation
                                                                  -------------------------------------------------
                                                                           Awards           Payouts
                                                                  ----------------------   ---------
                              Annual Compensation                 Restricted               Long Term
     Name and        Fiscal   -------------------  Other Annual      Stock     Number of   Incentive     All Other
Principal Position    Year      Salary    Bonus    Compensation     Awards      Options     Payouts    Compensation
------------------   ------    --------   -----    ------------   ----------   ---------   ---------   ------------
John P. Howlett       2004     $216,300     --          --            --           --          --       $16,173(1)
- Chief Executive     2003     $212,000     --          --            --           --          --       $18,553(1)
- Officer             2002     $204,000     --          --            --           --          --       $16,750(1)

Ronald A. Seitz       2004     $216,300     --          --            --           --          --           --
- Chief Operating     2003     $212,000     --          --            --           --          --       $ 6,642(2)
   Officer            2002     $204,000     --          --            --           --          --       $ 6,704(2)
- and President.

Sam Bhatt             2004     $128,757     --          --            --           --          --           --
- Vice President      2003     $120,000     --          --            --           --          --           --
- Finance             2002     $114,545     --          --            --           --          --           --

Guy Fessenden                                                         --           --          --           --
- Executive Vice      2004     $176,154     --      $17,500(3)
- President           2003     $150,000     --      $83,330(3)        --           --          --           --

----------
(1) Reflects employer contributions for life insurance premiums and for disability insurance premiums.

(2)  Reflects employer contribution for life insurance premiums.

(3)  Reflects paid commissions during fiscal 2004 and 2003.

Stock Options

          None of the named executive officers listed in the Summary Compensation Table were granted stock options during the fiscal year ended March 31, 2004.

          Set forth below is information with respect to unexercised options held by our named executive officers to purchase our common stock

                 Aggregated Option Exercises in Fiscal Year 2004
                        and Fiscal Year End Option Values

                                                  Number of Unexercised
                      Number of               Securities Underlying Options      Value of Unexercised
                       Shares                       at March 31, 2004            In-the-Money Options
                     Acquired on     Value    -----------------------------   ---------------------------
Name                  Exercise     Realized    Exercisable   Unexercisable    Exercisable   Unexercisable
------------------   -----------   --------    -----------   -------------    -----------   -------------
John P. Howlett...       --           $0               0             0            $0             $0
Ronald A. Seitz...       --           $0               0             0            $0             $0
Sam Bhatt.........       --           $0          14,750         1,250            $0             $0
Guy Fessenden.....       --           $0               0             0            $0             $0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth, as of June 30, 2004, based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock held by:

          o each person known by us to be the owner of more than 5% of our outstanding shares;

          o    each director;

          o    each executive officer named in the Summary Compensation Table;
               and

          o    all executive officers and directors as a group.

Name and Address of               Amount and Percentage of
Beneficial Owner(1)                Beneficial Ownership(2)
-------------------------------   ------------------------
John P. and Rosemary A. Howlett     1,400,910     18.98%

Ronald A. Seitz                       829,519(3)  11.24%

Sam Bhatt                              37,504       .51%

Guy Fessenden                               0         0

R. Frank Jerd                          45,000       .61%

George F. Raymond                      30,000       .40%

Tom Dresser                         1,029,774     13.95%
3505 S. Ocean Boulevard
Hollywood, FL 33019

Richard Landon                      1,029,774     13.95%
142 York Road
Delran, NJ 08075

Carla Seitz                           782,707(4)  10.61%
P.O. Box 2243
Mt. Pleasant, SC 29465

All executive officers and
directors as a group
(6 persons)                         3,125,640     41.84%

----------
(1) Each stockholder's address is c/o Emtec, 572 Whitehead Road, Bldg#1, Trenton, New Jersey, 081619, unless otherwise indicated.

(2) As used herein, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, all persons named herein have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law and
     (ii) record and beneficial ownership with respect to their shares; also includes any shares issuable upon exercise of options or warrants that are currently exercisable or will become exercisable within 60 days after June 30, 2004.

(3) Excludes 782,707 shares owned by Carla Seitz, Mr. Seitz's spouse. Mr. Seitz disclaims any beneficial interest in these shares.

(4) Excludes 829,519 shares owned by Ronald A. Seitz, Mrs. Seitz's spouse. Mrs. Seitz disclaims any beneficial ownership in these shares.

                      Equity Compensation Plan Information

------------------------------------------------------------------------------------------------------------------
                                                                                   Number of securites remaining
                                  Number of securities to     Weighted-average     available for future issuance
                                  be issued upon exercise    exercise price of     underequity compensation plans
                                  of outstanding options,   outstanding options,   (excluding securities reflected
         Plan category              warrants and rights     warrants and rights              in column(a))
                                            (a)                    (b)                           (c)
------------------------------------------------------------------------------------------------------------------
  Equity compensation plans
 approved by security holders                  --                     --                          --
------------------------------------------------------------------------------------------------------------------
 Equity compensation plans not
approved by security holders(1)            415,228                  $0.69                     584,772
------------------------------------------------------------------------------------------------------------------
            Total                          415,228                  $0.69                     584,772
------------------------------------------------------------------------------------------------------------------

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

Item 13. Certain Relationships and Related Transactions

          There are no relationships or related party transactions of a nature required to be disclosed hereunder.

Item 14. Principal Accountants Fees and Services

          Baratz & Associates, P.A. ("BA") was retained as our independent auditors for our fiscal year ended March 31, 2004. We did not consult with BA during either the prior fiscal years or the interim period with respect to (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

          The following table sets forth the aggregate fees incurred by us for the fiscal year ended March 31, 2004 and 2003 to our principal auditing firm:

                                                               2004       2003
                                                             --------   --------
Audit Fees................................................   $ 86,000   $ 86,000
Audit Related Fees........................................   $    500   $  7,000
Tax Fees..................................................   $ 20,000   $ 16,000
All Other Fees............................................   $  7,000   $  7,000
                                                             --------   --------
Total.....................................................   $113,500   $116,000
                                                             ========   ========


          Audit Fees: The Audit Fees billed by BA for the fiscal years ended March 31, 2004 and March 31, 2004, respectively, were for professional services rendered for the audits of the financial statements of the Company, quarterly reviews, and assistance with the review of documents filed with the Securities and Exchange Commission.

          Audit Related Fees: The Audit Related Fees for the fiscal years ended March 31, 2004 and March 31, 2003, respectively, were for attendance at the annual shareholders meeting, and were for the advice and guidance on the Form 8-K filings concerning the acquisitions of Acentra Technologies, Inc. and Turnkey Computer Systems.

          Tax Fees: The Tax Fees billed by BA for the fiscal years ended March 31, 2004 and March 31, 2004, respectively, were for services performed in connection with income tax compliance.

          All Other Fees: All Other fees billed by BA for the fiscal years ended March 31, 2004 and March 31, 2004, respectively, were for professional services rendered for the 401K audit.

          Our board of directors has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by our independent auditor. The policy provides for pre-approval by the board of directors of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the board of directors must approve the permitted service before the independent auditor is engaged to perform it.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports and Reports of Form 8-K

     (a)  Documents filed as part of this report:

          (i)  Financial Statements

Report of Independent Registered Public Accounting Firm......................39
Consolidated Balance Sheets as of March 31, 2004 and 2003....................40
Consolidated Statements of Operations for the Fiscal Years Ended
   March 2004, 2003 and 2002.................................................42
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended
   March 31, 2004, 2003 and 2002.............................................43
Consolidated Statements of Cash Flows for the Years Ended
   March 2004, 2003 and 2002.................................................44

Notes to Consolidated Financial Statements...................................45

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

Exhibit No.                               Description
-----------                               -----------
    10.7 Lease Agreement dated July 21, 2000 between Registrant and Strawberry Hill Associates, for Norwalk, Connecticut facility(2)

    10.8 Microsoft Certified Partner Agreement, dated December 20, 2000, between Microsoft and Registrant(3)

    10.9 IBM Business Partner Agreement, dated May 31, 2000, between International Business Machines Corporation and Registrant(3)

    10.10 Letter Agreement, dated April 24, 2001, between Novell Inc. and Registrant(3)

    10.11 Citrix Solutions Network Gold Renewal Membership Agreement, dated April 30, 2001, between Citrix Systems, Inc. and Registrant(3)

    10.12 U.S. Systems Integrator Agreement, dated December 22, 1999, between Cisco System, Inc. and Registrant.(3)

    10.13 Sun Microsystem, Inc. Channel Agreement, dated February 1, 2000, between Sun Microsystems, Inc. and Emtec, Inc. (6)

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

    10.18 Asset Acquisition Agreement dated December 5, 2001 by and between Devise Associates, Inc. and Registrant.(5)

    10.19 Lease Agreement dated January 9, 2002 between Registrant and Vandergrand Properties Co., L.P., for New York, New York facility.(9)

    10.20 Lease Agreement dated March 1, 2002 between Registrant and G. F. Florida Operating Alpha, Inc., for Jacksonville, Florida facility.(9)

    10.21 Lease Agreement dated August 1, 2002 between Registrant and Fazzone and Zima, for Cheshire, CT facility.(10)

    10.22 Lease Agreement dated November 15, 2002 between Registrant and Hamilton Transit Corporate Center, for warehouse facility in Trenton, New Jersey.(10)

    10.23 Asset Acquisition Agreement dated August 12, 2002 by and between Acentra Technologies, Inc. and Registrant.(7)

    10.24 Asset Acquisition Agreement dated August 31, 2002 by and between Turnkey Computer Systems, Inc. and Registrant.(8)

    10.25 Assignment of State of New Jersey Contract from Acentra Technologies, Inc. to the Registrant.(7)

    10.26 Remarketer/Integrator Agreement dated August 15, 2002 between Dell Marketing L.P. and the Registrant.(7)

    10.27 Lease Agreement dated June 1, 2004 between Registrant and Hamilton Transit Corporate Center, for office space in Trenton, New Jersey.

Exhibit No.                               Description
-----------                               -----------
    10.28 Lease Agreement dated May 20, 2004 between Registrant and Facstore, for office space in Cranford, New Jersey.

    10.29     1996 Stock Option Plan, as amended in 1999(2)

    14.1      Code of Ethics

    31.1 Rule 13a-14(a)/15 d-14(a) Certification of John P. Howlett, Principal Executive Officer, of Emtec, Inc. dated July 14, 2004.

    31.2 Rule 13a-14(a)/15 d-14(a) Certification of Sam Bhatt, Principal Financial Officer, of Emtec, Inc. dated July 14, 2004.

    32.1 Section 1350 Certificate of John P. Howlett, Principal Executive Officer, of Emtec, Inc. dated July 14, 2004.

    32.2 Section 1350 Certificate of Sam Bhatt, Principal Financial Officer, of Emtec, Inc. dated July 14, 2004.

    21.1      Subsidiaries(2)

(1) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated January 17, 2001, filed on January 31, 2001, and incorporated herein by reference.

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

(10) Previously filed as an exhibit to Registrant's Form 10-K dated March 31, 2003, filed on July 15, 2003, and incorporated herein by reference.

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 2004:

     Form 8-K filed on February 19, 2004, required by Item 12 of the Form 8-K, Result of Operations and Financial Condition.

     Form 8-K filed on April 1, 2004, required by Item 5 of the Form 8-K, Other Events and Required FD Disclosure.

     Form 8-K filed on June 28, 2004, required by Item 12 of the Form 8-K, Result of Operations and Financial Condition.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Emtec, Inc.
572 Whitehead Road, Bldg.# 1
Trenton, New Jersey 08619

We have audited the accompanying consolidated balance sheets of Emtec, Inc. as of March 31, 2004 and 2003 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emtec, Inc. at March 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2002, the Company changed its method for accounting for goodwill and other intangible assets by adopting Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


                                          /s/ Baratz & Associates, P.A.

Marlton, New Jersey
June 4, 2004

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

                                                           2004          2003
                                                       -----------   -----------
      Assets

Current Assets

Cash and cash equivalents                              $     4,792   $ 1,792,101
Receivables:
   Trade, net                                           15,206,972    14,553,124
   Others                                                  289,445       476,682
Inventories                                              1,599,166     2,881,868
Prepaid expenses                                           396,313       462,827
Deferred tax assets                                        186,368        34,954
                                                       -----------   -----------
      Total Current Assets                              17,683,056    20,201,556

Property and equipment, net                                387,073     1,190,851

Investment in geothermal power unit, net                   569,960       611,519
Deferred tax assets                                        103,813       105,201
Intangible assets                                          118,198       176,632
Other assets                                                46,512        48,825
                                                       -----------   -----------
      Total Assets                                     $18,908,612   $22,334,584
                                                       ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

                                                          2004          2003
                                                      -----------   -----------
      Liabilities and Shareholders' Equity

Current Liabilities

Line of credit                                        $ 2,308,416   $ 8,203,290
Accounts payable                                        9,295,882     8,199,792
Customer deposits                                         332,667       488,127
Income tax payable                                        279,397        25,781
Accrued liabilities                                     2,529,885     1,449,126
Deferred revenues                                         853,393     1,321,013
                                                      -----------   -----------

      Total Current Liabilities                        15,599,640    19,687,129

Deferred revenue                                          714,573       757,023

Deferred tax liability                                     25,924        51,945
                                                      -----------   -----------
      Total Liabilities                                16,340,137    20,496,097
                                                      -----------   -----------

Shareholders' Equity

Common stock, $.01 par value; 25,000,000
   shares authorized; 7,380,498 and 7,080,498
   shares issued and outstanding at March 31, 2004
   and 2003                                                73,805        70,805
Additional paid-in capital                              2,294,805     2,210,805
Retained Earnings (accumulated deficit)                   199,865      (443,123)
                                                      -----------   -----------
      Total Shareholders' Equity                        2,568,475     1,838,487
                                                      -----------   -----------
      Total Liabilities and
         Shareholders' Equity                         $18,908,612   $22,334,584
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                                        2004           2003          2002
                                    ------------   -----------   -----------
Revenues:
   Procurement services             $ 82,184,744   $75,943,230   $50,813,243
   Service and consulting             17,986,564    16,140,896    11,654,978
   Geothermal                            190,346       175,902       187,978
                                    ------------   -----------   -----------

      Total Revenues                 100,361,654    92,260,028    62,656,199
                                    ------------   -----------   -----------

Cost of Revenues:
   Procurement services               74,282,388    67,525,430    44,832,526
   Service and consulting             11,497,465    11,915,844     7,693,460
   Geothermal                            108,782        72,476        63,083
                                    ------------   -----------   -----------

      Total Cost of Revenues          85,888,635    79,513,750    52,589,069
                                    ------------   -----------   -----------

Gross Profit:
   Procurement services                7,902,356     8,417,800     5,980,717
   Service and consulting              6,489,099     4,225,052     3,961,518
   Geothermal                             81,564       103,426       124,895
                                    ------------   -----------   -----------

      Total Gross Profit              14,473,019    12,746,278    10,067,130
                                    ------------   -----------   -----------

Operating Expenses:
   Selling, general and
      administrative                  13,376,048    12,574,667     8,995,255
   Termination costs                          --            --        21,746
   Interest                              328,296       160,803       210,305
   Loss on impairment, Goodwill               --       254,894            --
   E-Business costs                           --            --       617,220
                                    ------------   -----------   -----------

      Total Operating Expenses        13,704,344    12,990,364     9,844,526
                                    ------------   -----------   -----------

Income (Loss) Before Income Tax          768,675      (244,086)      222,604

Income tax expense (benefit)             125,687       (32,615)        5,632
                                    ------------   -----------   -----------

Net Income (Loss)                   $    642,988   $  (211,471)  $   216,972
                                    ============   ===========   ===========

Net Income (Loss) Per Share
   {Basic And Diluted}              $       0.09   $     (0.03)  $      0.03
Weighted Average Number Of Shares
   Outstanding:
   Basic                               7,380,498     7,080,498     7,080,498
   Diluted                             7,483,549     7,123,831     7,081,398

   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                                                                Retained
                               Common Stock      Additional     Earnings     Accumulated         Total
                           -------------------     Paid-In    (Accumulated   Comprehensive   Shareholders'
                             Shares     Amount     Capital      Deficit)     (Loss) Income       Equity
                           ---------   -------   ----------   ------------   -------------   -------------
Balance, April 1, 2001     7,080,498    70,805    2,210,805     (448,624)        (5,458)       1,827,528
                                                                                              ----------

Net income for the year                                          216,972                         216,972

Unrealized gain on
   marketable securities                                                          5,458            5,458
                           ---------   -------   ----------    ---------        -------       ----------

Total Comprehensive
   Income                                                                                        222,430
                                                                                              ----------

Balance, March 31, 2002    7,080,498   $70,805   $2,210,805    $(231,652)       $    --       $2,049,958

Net loss for the year                                           (211,471)                       (211,471)
                           ---------   -------   ----------    ---------        -------       ----------

Balance, March 31, 2003    7,080,498   $70,805   $2,210,805    $(443,123)       $    --       $1,838,487
                                                                                              ----------

Stock issued as payment
   for services              300,000     3,000        4,000                                       87,000

Net income for the year                                          642,988                         642,988
                           ---------   -------   ----------    ---------        -------       ----------

Balance, March 31, 2004    7,380,498   $73,805   $2,294,805    $ 199,865        $    --       $2,568,475
                           =========   =======   ==========    =========        =======       ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                                                2004          2003          2002
                                            -----------   -----------   -----------
Cash Flows From Operating Activities

Net income (loss) for the year              $   642,988   $  (211,471)  $   216,972

Adjustments to Reconcile Net Income
   (Loss) To Net Cash Provided By (Used
   In) Operating Activities
Depreciation and amortization                   605,309       590,293       548,007
Impairment Charges                              462,915       254,894            --
Deferred income tax (benefit) expense          (176,047)      (78,907)       13,693
Stock issued as payment for services             87,000            --            --

Changes In Operating Assets and
   Liabilities
Decrease in marketable securities                    --            --       292,346
(Increase) decrease in receivables             (466,611)   (8,444,852)    6,677,082
Decrease (Increase) in inventories            1,282,702    (1,791,919)      (70,235)
Decrease (Increase) in prepaid expenses          66,515       (74,520)      (88,537)
Decrease (Increase) in other assets               2,313          (903)        5,289
Increase (decrease) in accounts payable       1,096,092     1,589,955      (674,788)
(Decrease)Increase  in customer deposits       (155,460)      242,740        42,185
Increase in income tax payable                  253,616        23,694            --
Increase (decrease)in accrued liabilities     1,080,759       686,931      (261,361)
(Decrease)Increase in deferred revenues        (510,070)      438,150      (101,389)
                                            -----------   -----------   -----------

Net Cash Provided By(Used In)
   Operating Activities                       4,272,021    (6,775,915)    6,599,264
                                            -----------   -----------   -----------

Cash Flows From Investing Activities
Purchases of equipment                         (164,456)   (1,003,962)     (142,624)
Additional investment in geothermal unit             --       (64,978)      (56,822)
Acquisition of a business segment                    --      (100,000)     (409,945)
                                            -----------   -----------   -----------

Net Cash Used In Investing Activities          (164,456)   (1,168,940)     (609,391)
                                            -----------   -----------   -----------

Cash Flows From Financing Activities
Net (decrease) increase in line of credit    (5,894,874)    8,203,290    (6,535,405)
Payment of related party debt                        --       (19,000)           --
                                            -----------   -----------   -----------

Net Cash (Used In) Provided By Financing
   Activities                                (5,894,874)    8,184,290    (6,535,405)
                                            -----------   -----------   -----------

Net Increase (Decrease) in Cash and Cash
   Equivalents                               (1,787,309)      239,435      (545,532)


Beginning Cash and Cash Equivalents           1,792,101     1,552,666     2,098,198
                                            -----------   -----------   -----------

Ending Cash and Cash Equivalents            $     4,792   $ 1,792,101   $ 1,552,666
                                            ===========   ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                                   EMTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 2004, 2003 AND 2002

1.   Organization and Summary of Significant Accounting Policies

          Emtec (OTC: ETEC) is a systems integrator focused on providing technology solutions that enable our customers to effectively use and manage their data to grow their businesses. Our areas of specialization in IT services include enterprise computing, data communications, data access, network design, enterprise backup and storage consolidation, managed services and staff augmentation. Emtec's solutions are crafted to enable our customers to become more efficient and effective, thereby giving them a competitive advantage. Our customers are primarily Fortune 2000 companies, state and local government, local school districts, and other large and mid-sized companies located principally in the New York/New Jersey Metropolitan area and the Southeastern United States. Our commercial business is generally with customers with annual revenues ranging from $50 million to $500 million. We service our customer base from leased facilities in New Jersey, New York, Georgia, and Florida.

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

          Revenue Recognition

          The Company recognizes revenues based upon Staff Accounting Bulletin #101 (SAB 101). SAB 101 states that revenue recognition cannot occur until the earnings process is complete, evidenced by an agreement between the Company and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. If significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Procurement services represent sales of computer hardware and prepackaged software. Revenue from consulting and support service contracts are recognized ratably over the contract or service period. Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately at their contract sale date. The Company believes that net revenue reporting for manufacturer support service contracts is more appropriate. Thus the Company has adopted net revenue reporting for manufacturer support service contracts starting with the fiscal year ended March 31, 2003 and has reclassified contract costs from the year ended March 31, 2002 as an offset to revenue to conform to the current presentation.

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

          Property and Equipment

          Property and equipment are stated at original cost. Depreciation and amortization for financial accounting purposes are computed using the straight line method over the estimated lives of the respective assets. Accelerated methods of depreciation are used for tax purposes. Property and equipment along with their components are as follows:

                                          Original Cost
                                    -------------------------   Estimated Life
                                     March 2004    March 2003      (Years)
                                    -----------   -----------   --------------
Computer equipment                  $ 3,643,052   $ 3,559,185          3
Furniture and fixtures                  357,845       321,670          5
Leasehold improvements                  244,847       200,435          5
Vehicles                                 80,984        80,984          2
                                    -----------   -----------

Total Property and Equipment        $ 4,326,728   $ 4,162,274

   Less: accumulated depreciation
      and amortization               (3,939,655)   (2,971,423)
                                    -----------   -----------

Net book value                      $   387,073   $ 1,190,851
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

          Goodwill and Intangible Assets

          Goodwill is the excess of the purchase price over the fair value of the net assets acquired in a business combination accounted for under the purchase method. Beginning April 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142), goodwill and indefinite-lived assets are no longer amortized, but instead tested for impairment at least annually. Intangible assets that have finite useful lives are amortized over their useful lives.

          Income Taxes

          Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

          Advertising Costs

          Advertising and marketing costs are charged to expense as incurred.

Advertising and marketing expenses for the years ended March 31, 2004, 2003 and 2002 were $370,800, $492,481, and $306,271, respectively.

          Stock-Based Compensation

          The Company did not change to the fair value based method of accounting for stock-based employees' compensation. Accordingly, the adoption of SFAS No. 148 did not affect the Company's financial condition or results of operations. However,SFAS No. 148 requires that information be provide as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing proforma information regarding net income
(loss) and earnings (loss) per share. The Company accounts for stock based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

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

2.   Acquisitions

          On August 31, 2002, the Company acquired all of the customer contracts and certain assets of Turnkey Computer Systems, Inc. of Clifton, NJ. The purchase price will be paid over a two-year period and will be based on an earning share derived from the customer contracts transferred from Turnkey to Emtec. On December 15, 2003, the Company and Turnkey have finalized the earning share for the twelve months ended August 31, 2003. Total earning share for the twelve months ended August 31, 2003 was $150,019. The Company had adequately accrued and charged the potential earning share payout to that period's earnings. The second earning share will be calculated at the end of twelve months ended on August 31, 2004.

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
                                                                      =========

3.   Trade Receivables

          The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of the accounts. Trade accounts receivable consists of followings:

                                                 March 31, 2004   March 31, 2003
                                                 --------------   --------------
Trade Receivable                                   $15,570,374      $14,793,971

Allowance for doubtful accounts                       (363,402)        (240,847)
                                                   -----------      -----------
Trade Receivable, net                              $15,206,972      $14,553,124
                                                   -----------      -----------

4.   Inventories

          The components of inventories at March 31, are as follows:

                                                            2004         2003
                                                         ----------   ----------
Hardware, software and accessories                       $2,151,818   $3,221,904
Service parts                                               169,899      131,167
                                                         ----------   ----------
                                                          2,321,717    3,353,071
Less inventory reserve                                      722,551      471,203
                                                         ----------   ----------

                                                         $1,599,166   $2,881,868
                                                         ==========   ==========

          Appropriate consideration has been given to deterioration, obsolescence and other factors in evaluating net realizable value.

5.   Financing Arrangements

          On November 21, 2001, the Company entered into a $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet") under which the Company may borrow on 85% of its eligible trade receivables. Interest on outstanding loans under the revolving credit facility with Fleet was charged monthly at a fluctuating rate per annum equal to 0.25% above the prime rate and, at the Company's option, interest on up to 50% of the outstanding loans may be charged at libor plus 2.75%. The Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of the Company assets. Since current credit facilities with two of the Company's primary trade vendors (GE Access and Ingram Micro.) were also collateralized by substantially all of the Company's assets, Fleet, GE Access and Ingram Micro have entered into intercreditor agreements, which provide that as regards to these vendors, debt obligations to Fleet are accorded priority. On November 21, 2001, the Company also entered into a Wholesale Financing Security Agreement with IBM. This credit facility, which is collateralized by a $750,000 letter of credit from Fleet in favor of IBM, affords the Company up to a like amount of credit to purchase products floored by IBM Global Financing. On January 9, 2002, Fleet issued a $250,000 letter of credit in favor of the Company's landlord for the Company's New York City office, as a security deposit for the building lease. On July 1, 2003, Fleet also issued a $250,000 letter of credit in favor of Selective Insurance Corporation, as collateral for the performance bond issued to The City of Philadelphia, one of the Company's customers. The maximum credit facility is reduced by the outstanding letters of credit.

          On October 17, 2003, the Company and Fleet executed an amendment to loan and security agreement under which the Company may borrow on 80% of its eligible trade receivables up to $10 million. Interest on outstanding loans was charged monthly at a fluctuating rate per annum equal to 2.00% above the prime rate. The lending agreement contains financial covenants that require the Company to maintain a maximum leverage ratio, a minimum debt ratio, and a minimum EBITDA(earnings before interest, taxes, depreciation and amortization expense).

          On April 16, 2004, the Company and Fleet executed another amendment to the loan and security agreement which permits the Company to obtain a surety bond line from an insurance company up to a $1 million. This amendment reduced the interest rate from 2.00% above the prime rate to 1.00% above the prime rate.

          As of March 31, 2004 the Company is in compliance with all its financial covenants.

          At March 31, 2004, the Company had a $2,308,416 outstanding balance under the credit facility and an unused line of $6,441,584.

6.   Intangible Assets

          The Company adopted SFAS No. 142, effective April 1, 2002. As a result, amortization of goodwill was discontinued in 2003. Amortization expense for the year ended March 31, 2002 amounted to $13,158.

          The Company performed its initial goodwill impairment test as of April 1, 2002 and another impairment test as of March 31, 2003. Based on the impairment test performed as of March 31, 2003, the goodwill of $254,894 associated with the acquisition of Devise Associates, Inc. was determined to be fully impaired and charged to earnings. This determination was based upon the operating and cash flow losses of this business unit since the January 9, 2002 acquisition date and budgeted fiscal 2004 operating and cash flow losses for this business unit. The Company found no impairment of its remaining goodwill of $109,107 for the year ended March 31, 2004.

          The Company was assigned a contract to supply computer hardware and services to the State of New Jersey in the August 12, 2002 acquisition of Acentra Technologies, Inc. This contract was valued at $100,000 in the acquisition. Amortization expense of $ 54,545 and $36,364 was expensed in fiscal years ended March 31, 2004 and 2003, respectively, based upon the current contract term that ends at May 2004. The contract is subject to annual renewals. In May of 2004, the State of New Jersey extended the contract term through December 2004. The net carrying value for this contract amounted to $9,091 and $ 63,636 at March 31, 2004 and 2003, respectively.

7.   Property and Equipment

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

          The Company invested $687,000 for the purchase of computer hardware, software and consulting services for its Network Operations Center to enhance its offerings in Managed Services during fiscal year ended March 31, 2003. The company originally intended to depreciate these assets over 36 months based on the original projections of the future undiscounted net cash flows. To date the company has seen modest sales success in its managed services offerings. The company performed impairment test of these assets as of December 31, 2003 and March 31, 2004. The company compared its original projections of the future undiscounted cash flows with actual performance, and reviewed its current sales pipeline. Based on these impairment tests, the Company recorded an impairment charge of 223,858 and $239,057 for three months ended December 31, 2003, and March 31, 2004, respectively. The total impairment charge of $462,915 was classified as general and administrative expense during the twelve months ended March 31, 2004. The net book value of this asset after impairment charge was $0.

8.   Income Tax Expense (Benefit)

          Deferred income taxes reflect the net tax effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards (when available). Income tax expense (benefit) consisted of the following for the years ended March 31:

                                                   2004       2003       2002
                                                ---------   --------   --------
   Continuing Operations

      Current taxes
         Federal                                $ 199,294   $  9,883   $(21,143)
         State and local                          102,440     36,409     13,082
                                                ---------   --------   --------
                                                  301,734     46,292     (8,061)

      Deferred taxes
         Federal                                 (137,092)   (61,616)    10,827
         State and local                          (38,955)   (17,291)     2,866
                                                ---------   --------   --------
                                                 (176,047)   (78,907)    13,693
                                                ---------   --------   --------

   Net Income Tax Expense (Benefit)             $ 125,688   $(32,615)  $  5,632
                                                =========   ========   ========

     Reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

                                                       2004       2003       2002
                                                    ---------   --------   --------
Expected tax expense (benefit) at statutory rates   $ 261,350   $(82,989)  $ 73,225
Effect of state taxes, net                             63,486     19,118     15,883
Valuation allowances                                 (212,138)    23,927    (92,158)
Permanent differences                                  12,989      7,329      8,682
                                                    ---------   --------   --------

Actual Income Tax Expense/ (Benefit)                $ 125,687   $(32,615)  $  5,632
                                                    =========   ========   ========

     Significant items comprising the Company's deferred tax assets and liability at March 31, are as follows:

                                                             2004        2003
                                                          ---------   ---------
     Deferred Tax Assets

     Differences between book and tax basis:
        Trade receivables                                 $ 145,143   $  96,195
        Inventories                                         298,477     198,088
        Property and equipment                              172,715          --
        Accrued liabilities                                  22,301      55,259
        Intangible Assets                                    86,817      93,604
        Net Operating loss carryforwards                         --     372,590
                                                          ---------   ---------
                                                            725,451     815,736

     Less Valuation Allowance                              (435,271)   (675,581)
                                                          ---------   ---------
     Net Deferred Tax Assets                              $ 290,181   $ 140,155
                                                          =========   =========
     Deferred Tax Liability

     Differences between book and tax basis::
        Investment in geothermal power unit               $  25,924   $  45,617
        Property and equipment                                   --       6,328
                                                          ---------   ---------
     Total Deferred Tax Liability                         $  25,924   $  51,945
                                                          =========   =========

          At March 31, 2004 and 2003 the Company recorded a valuation allowance against its deferred tax assets, as stated in the above table, reducing those assets to amounts which, conservatively, are more likely than not to be realized. Federal and state net operating loss carryforwards approximated $850,000 and $1,050,000 respectively at March 31, 2003. The federal net operating losses carried forward were utilized in their entirety in 2004 to reduce current federal income taxes payable. State of New Jersey tax losses available to be carried forward as of March 31, 2004 approximated $1,160,000 and expire at various dates through 2010.

9.   Major Customers

          Major customers approximated 57%, 44%, and 23% of the Company's net revenues in the years 2004, 2003 and 2002 respectively. Major customer revenues are as follows:

          % Of Total Revenues              Customers
          -------------------   --------------------------------
                   31%          The State of New Jersey Contract
                   16%          Gwinnett County Public Schools
                   10%          Duval County Public Schools
                  ---

  2004             57%
                  ===

                   20%          Gwinnett County Public Schools
                   15%          The State of New Jersey Contract
                    9%          Duval County Public Schools
                  ===

  2003             44%
                  ===

                   14%          Gwinnett County Public Schools
                    9%          Tiffany & Company
                  ---

  2002             23%
                  ===

          Another major customer purchased manufacturer support service contracts from the Company. Net revenues associated with these contracts accounted for approximately 6.22%, 10.78%, and 0% of the Company's gross profit for the year ended March 31, 2004, 2003, and 2002, respectively.

          While the Company believes its relationship with these customers will continue, there can be no assurance that sales to these customers will continue at all or at the same level.

10.  Fair Value of Financial Instruments

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

11.  401(k) Plan

          The Company sponsors a 401(k) plan for all employees with at least 6 months of service and who are at least 20 years of age. Eligible employees may contribute 2% to 15% of their annual compensation to the plan. The Company matches 25% of the first 6% of employee plan contributions and may contribute additional amounts at the Company's discretion. Participants are vested 20% for each year of service and are fully vested after 6 years. Company contributions to the plan were $86,436, $119,911, and $84,707 for the years ended March 31, 2004, 2003, and 2002, respectively.

12.  Stock Option Plan

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

          Option activity is summarized as follows:

For the year ended March 31, 2002:

Options Outstanding - April 1, 2001                                     465,259

Options granted                                                          82,746
Options exercised                                                            --
Options forfeited or expired                                           (166,677)
                                                                       --------

Options outstanding - March 31, 2002                                    381,328

For the year ended March 31, 2003:

Options granted                                                         180,000
Options exercised                                                            --
Options forfeited or expired                                            (99,900)
                                                                       --------

Options outstanding - March 31, 2003                                    461,428

For the year ended March 31, 2004:

Options granted                                                              --
Options exercised                                                            --
Options forfeited or expired                                            (46,200)
                                                                       --------

Options outstanding- March 31, 2004                                     415,228
                                                                       ========

          Information with respect to stock options outstanding and exercisable at March 31, 2004 is as follows:

                       Options Outstanding and Exercisable

 Outstanding    Weighted Avg. Remaining
as of 3/31/04        Life in Years        Exercise Price
-------------   -----------------------   --------------
   219,228                 1.0                 $1.00
    30,000                 2.7                 $0.55
   136,000                 3.5                 $0.29
    30,000                 3.7                 $0.44

          SFAS No. 123 requires pro forma disclosure under the fair value method of net income (loss) and income (loss) per share when stock options are granted to employees and directors. The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The weighted average fair value of options granted in 2004, 2003, and 2002 and the assumptions used in estimating fair value under the Black-Scholes model are as follows:

                                                       2004    2003    2002
                                                       ----   -----   -----
Estimated weighted average values of options granted   $n/a   $0.24   $0.17
                                                       ====   =====   =====

Principal assumptions in applying the Black-Scholes valuation model:

   Expected life, in years                              n/a    2.50    2.50
   Risk-free interest rate                              n/a    3.01%   2.96%
   Expected volatility                                  n/a    1.54    1.72
   Expected dividend yield                              n/a    0.00%   0.00%

          For purposes of pro forma disclosures, the estimated fair value of options granted to employees and directors is amortized to expense over the options' vesting period and the pro forma expense is adjusted for the effect of income taxes. Had the Company adopted FASB Statement No. 123 in lieu of APB
No. 25, the Company's net income (loss) and income (loss) per share would have been the pro forma amounts indicated below:

                                             2004         2003         2002
                                          ----------   ----------   ----------
Net income (loss) as reported             $  642,988   $ (211,471)  $  216,972

Less: Stock-based compensation under
         SFAS 123                                 --       21,473        8,933
                                          ----------   ----------   ----------
Pro forma net income (loss)               $  642,988   $ (232,944)   $ 208,039

Per share amounts -basic and diluted:

Pro forma net income (loss) per share     $     0.09   $    (0.03)  $     0.03

Net income (loss) per share as reported   $     0.09   $    (0.03)  $     0.03
Shares used in calculation of pro forma
   per shares amounts:   basic             7,380,498    7,080,498    7,080,498
                         diluted           7,483,549    7,123,831    7,081,398

13.  Termination Costs

          Termination costs of $0 (2004), $0 (2003), and $21,746 (2002) were paid to former Company executives.

14.  Commitments and Contingencies

Leases:

          The Company leases offices, warehouse facilities, vehicles and office equipment under noncancellable operating leases. Future minimum lease payments under such leases are as follows:

Fiscal Years
-------------
   2005                 $  538,543
   2006                    445,744
   2007                    323,811
   2008                    293,536
   Thereafter               72,657
                        ----------

   Total                $1,674,291
                        ==========

          Aggregate rent expense for offices and warehouse facilities amounted to $1,066,962, $920,893, and $590,347 for the years ended March 31, 2004, 2003, and 2002, respectively. Aggregate rent expense for vehicles and office equipment amounted to $71,903, $118,026, and $243,444 for the years ended March 31, 2004, 2003, and 2002, respectively.

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

15.  Supplemental Cash Flow Information

     Cash paid for interest and income taxes were as follows:

                                 2004        2003        2002
                              ---------   ---------   ---------
Interest                       $328,296    $160,803    $246,287
Income Taxes                   $ 50,341    $ 17,128    $ 13,082

16.  Segment Information

          The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information,". The Company's business activities are considered to be in two business segments, our Information Technology Division and our Geothermal Division. Our Information Technology division provides a comprehensive range of information technology products, services and solutions to a broad base of commercial and governmental customers. Our Geothermal division is engaged in activities designed to identify and acquire geothermal oil and gas leases in the Western United States. Geothermal revenues are primarily derived from royalty payments from these leases as well as the applicable portion of geothermal steam revenues sold to PacifiCorp on a prepayment basis.

          The following is financial information relating to the operating segments:

                                                  Years Ended March 31:
                                       ----------------------------------------
                                           2004           2003          2002
                                       ------------   -----------   -----------
Revenues

Information Technology                 $100,171,308   $92,084,126   $62,468,221
Geothermal                                  190,346       175,902       187,978
                                       ------------   -----------   -----------

   Total Revenues                      $100,361,654   $92,260,028   $62,656,199
                                       ============   ===========   ===========

Interest Expense

Information Technology                      328,296       160,803       210,305
Geothermal                                       --            --            --
                                       ------------   -----------   -----------
   Total Interest Expense              $    328,296   $   160,803   $   210,305
                                       ============   ===========   ===========

Depreciation and Amortization

Information Technology                       563,751       555,223       523,174
Geothermal                                    41,558        35,070        24,833
                                        ------------   -----------   -----------
   Total Depreciation
      and Amortization                  $    605,309   $   590,293   $   548,007
                                        ============   ===========   ===========
Operating Income/(Loss)

Information Technology                       741,432      (306,750)      138,802
Geothermal                                    27,243        62,664        83,802
                                        ------------   -----------   -----------

Net Segment Operating
   Income/(Loss)                             768,675      (244,086)      222,604

Income Tax Expense (Benefit)                 125,687       (32,615)        5,632
                                        ------------   -----------   -----------
Net Income (Loss)                       $    642,988   $  (211,471)  $   216,972
                                        ============   ===========   ===========

Identifiable Assets:
--------------------
   As of March 31:                                        2004         2003
                                                      ------------  -----------
Information Technology                                 18,338,652    21,723,065
Geothermal                                                569,960       611,519
                                                      -----------   -----------
   Total Assets                                       $18,765,945   $22,334,584
                                                      ===========   ===========

17.  Investment in Geothermal Power Unit

          The investment in Geothermal Power Unit (Unit) represents a 5.49% working interest in the Roosevelt Hot Springs geothermal power unit. The net investment in the unit amounted to $569,960, and $611,519 including accumulated amortization of $379,037, and $337,478 at March 31, 2004, and 2003,
respectively. An agreement is in place to sell all of the steam from the Unit through 2023 to PacifiCorp, which has constructed the Blundell power plant to utilize the steam. This agreement, entered into in 1993, included an advance payment. The remaining unamortized deferred revenue attributable to the 1993 advance payment in the amount of $714,573 is reported as a non-current liability at March 31, 2004 and will be recognized into income ratably through 2023. PacifiCorp pays the revenue to the operator who allocates 5.49% share to the Company and remits the gross amount on a monthly basis. The Company pays its proportionate share of operating and maintenance expenses to the operator of the Unit on a monthly basis as well.

18.  Quarterly Financial Information - (Unaudited)

                            First         Second        Third         Fourth         Total
                           Quarter       Quarter       Quarter       Quarter         Year
                         -----------   -----------   -----------   -----------   ------------
                                                        2004
                                                     -----------
Revenues                 $28,480,340   $25,814,554   $24,666,464   $21,400,296   $100,361,654
Gross Profit               3,703,583     3,297,982     3,823,744     3,647,710     14,473,019
Net Income (Loss)        $   357,891   $  (138,948)  $   320,326   $   103,719   $    642,988
Per share:
   {Basic and Diluted}   $       .05   $      (.02)  $       .04   $       .01   $        .09

                                                        2003
                                                     -----------
Revenues                 $19,709,104   $24,466,189   $22,539,888   $25,544,847   $ 92,260,028
Gross Profit               3,115,305     3,183,756     2,308,341     4,138,876     12,746,278
Net Income (Loss)        $   114,255   $   122,456   $  (767,026)  $   318,844   $   (211,471)
Per share:
   {Basic and Diluted}   $       .02   $       .02   $     (0.11)  $       .04   $       (.03)

19.  Accounts Receivable and Inventory Allowances

          The following table provides information regarding accounts receivable and inventory valuation allowance activity for the three years ended March 31, 2004.

                                                               Allowances
                                                         ----------------------
                                                          Accounts
                                                         Receivable   Inventory
                                                         ----------   ---------
Balance, April 1, 2001                                   $ 432,890    $ 391,183

Charged to costs and expenses                               55,917       76,062
Write-offs                                                (336,205)     (15,530)
                                                         ---------    ---------
Balance, March 31, 2002                                  $ 152,602    $ 451,715

Charged to costs and expenses                               88,245       23,536
Write-offs                                                     (--)      (4,048)
                                                         ---------    ---------
Balance, March 31, 2003                                  $ 240,847    $ 471,203

Charged to costs and expenses                              165,054      251,348
Write-offs                                                 (42,499)         (--)
                                                         ---------    ---------
Balance, March 31, 2004                                  $ 363,402    $ 722,551
                                                         =========    =========

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2004

                                          EMTEC, INC.


                                          By: /s/ John P. Howlett
                                              ----------------------------------
                                                  John P. Howlett
                                                  Chairman and
                                                  Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                            Title                      Date
-------------------------   -----------------------------------   --------------


/s/John P. Howlett          Chairman and                          July 14, 2004
-------------------------   Chief Executive Officer
   John P. Howlett


/s/Sam Bhatt                Vice President-Finance                July 14, 2004
-------------------------   (Principal Financial Officer)
   Sam Bhatt                (Principal Accounting Officer)


/s/Ronald A. Seitz          President, Chief Operating Officer,   July 14, 2004
-------------------------   and Director
   Ronald A. Seitz


                            Director
-------------------------
        Frank Jerd


/s/George F. Raymond        Director                              July 14, 2004
-------------------------
   George F. Raymond

                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...............................   'TM'
The section symbol shall be expressed as.................................   'SS'