Form 10-Q
period 2004-06-30
EMTEC INC/NJ
filed 2004-08-13
CIK 5117

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004


                         Commission file number: 0-32789

                                   EMTEC, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                               87-0273300
(State of incorporation or organization)  (I.R.S. Employer Identification No.)

                          572 Whitehead Road, Bldg.# 1
                            Trenton, New Jersey 08619
          (Address of principal executive offices, including zip code)

                                 (609) 528-8500
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ( ) Yes (X) No

         As of July 31, 2004, there were outstanding 7,380,498 shares of the registrant's common stock.

                                   EMTEC, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

                                Table of Contents


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

           Consolidated Balance Sheets
           June 30, 2004 (Unaudited) and March 31, 2004.....................................1-2

           Consolidated Statements of Operations
           Three months ended June 30, 2004 (Unaudited) and 2003 (Unaudited) .................3

           Consolidated Statements of Cash Flows
           Three months ended June 30, 2004 (Unaudited) and 2003 (Unaudited) .................4

           Notes to Consolidated Financial Statements
           Three months ended June 30, 2004 and 2003 (Unaudited) ...........................5-8

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Result of Operations .............................................9-18

Item 3 - Quantitative and Qualitative Information About Market Risk .........................19

Item 4 - Controls and Procedures ............................................................20

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K ...................................................21

SIGNATURES  .................................................................................22

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                  June 30,     March 31,
                                                    2004          2004
                                                  --------     ---------
                                                 (unaudited)

    Assets

Current Assets

Cash and cash equivalents                     $   802,549  $     4,792
Receivables:
  Trade, net                                   18,789,437   15,206,972
  Others                                          485,378      289,445
Inventories                                     1,797,479    1,599,166
Prepaid expenses                                  380,690      396,313
Deferred tax assets                               186,368      186,368
                                               ----------   ----------

    Total Current Assets                       22,441,901   17,683,056

Property and equipment, net                       337,339      387,073
Investment in geothermal power unit, net          562,909      569,960
Deferred tax assets                               103,813      103,813
Intangible assets                                 108,135      118,198
Other assets                                       37,065       46,512
                                               ----------   ----------

    Total Assets                              $23,591,162  $18,908,612
                                               ==========   ==========

   The accompanying notes are integral parts of these consolidated financial statements.

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS





                                                   June 30,     March 31,
                                                     2004         2004
                                                  --------      --------
                                                (unaudited)
    Liabilities and Shareholders' Equity

Current Liabilities

Line of credit                                 $  2,685,860   $ 2,308,416
Accounts payable                                 12,851,227     9,295,882
Customer deposits                                   391,030       332,667
Income tax payable                                  344,758       279,397
Accrued liabilities                               2,353,434     2,529,885
Deferred revenues                                 1,063,355       853,393
                                                 ----------    ----------

    Total Current Liabilities                    19,689,664    15,599,640

Deferred revenue                                    703,960       714,573

Deferred tax liability                               25,924        25,924
                                                 ----------    ----------

    Total Liabilities                            20,419,548    16,340,137
                                                 ----------    ----------

Shareholders' Equity

Common stock, $.01 par value; 25,000,000
  shares authorized; 7,380,498 shares issued
  and outstanding                                    73,805        73,805
Additional paid-in capital                        2,294,805     2,294,805
Retained earnings                                   803,004       199,865
                                                 ----------    ----------

    Total Shareholders' Equity                    3,171,614     2,568,475
                                                 ----------    ----------

    Total Liabilities and
      Shareholders' Equity                     $ 23,591,162  $ 18,908,612
                                                 ==========    ==========


   The accompanying notes are integral parts of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                            Three Months Ended:
                                                         -------------------------
                                                         June 30,       June 30,
                                                           2004           2003
                                                         --------       ----------

Revenues:
   Procurement services                                $ 24,760,466    $ 23,730,729
   Service and consulting                                 3,803,741       4,702,026
   Geothermal                                                42,628          47,585
                                                         ----------      ----------

      Total Revenues                                     28,606,835      28,480,340
                                                         ----------      ----------

Cost of Revenues:
   Procurement services                                  21,968,266      21,691,493
   Service and consulting                                 2,653,471       3,067,780
   Geothermal                                                17,785          17,484
                                                         ----------      ----------
      Total Cost of Revenues                             24,639,522      24,776,757
                                                         ----------      ----------

Gross Profit:
   Procurement services                                   2,792,200       2,039,236
   Service and consulting                                 1,150,270       1,634,246
   Geothermal                                                24,843          30,101
                                                         ----------      ----------

      Total Gross Profit                                  3,967,313       3,703,583
                                                         ----------      ----------

Operating Expenses:
   Selling, general and
    administrative                                        2,980,344       3,205,245
   Interest                                                  38,830          99,166
                                                          ---------       ---------

       Total Operating Expenses                           3,019,174       3,304,411
                                                         ----------      ----------

Income Before Income Tax Expense                            948,139         399,172

Income tax expense                                          345,000          41,281
                                                         ----------       ---------

Net Income                                               $  603,139       $ 357,891
                                                         ==========       =========

Net Income Per Share - Basic and Diluted                  $   0.08       $   0.05

Weighted Average Number Of Shares
  Outstanding {Basic}                                    7,380,498       7,080,498

Weighted Average Number Of Shares
  Outstanding {Diluted}                                  7,538,255       7,396,983


   The accompanying notes are integral parts of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                    Three Months Ended:
                                                  ----------------------
                                                  June 30,      June 30,
                                                    2004          2003
                                                 -----------  ----------
Cash Flows From Operating Activities

Net income for the three months                  $   603,139  $   357,891

Adjustments to Reconcile Net Income To Net
  Cash Used In Operating Activities
Depreciation and amortization                         97,660      192,448
Deferred income tax                                     -          47,901

Changes In Operating Assets and Liabilities
Increase in receivables                          ( 3,778,398) ( 2,664,794)
Increase in inventories                          (   198,313) (    72,627)
Decrease (Increase) in prepaid expenses               15,623  (   152,349)
Decrease in other assets                               9,448          413
Increase in accounts payable                       3,555,345    2,130,810
Increase (Decrease) in customer deposits              58,363  (   298,127)
Increase in income tax payable                        65,361         -
Decrease in accrued liabilities                  (   176,451) (    41,449)
Increase (Decrease) in deferred revenue              199,349  (    49,415)
                                                  ----------   ----------

Net Cash Provided By (Used In)
Operating Activities                                 451,126  (   549,298)

Cash Flows From Investing Activities

Purchases of equipment                           (    30,813) (    37,426)

Cash Flows From Financing Activities

Net increase (decrease) in line of credit            377,444  (   155,045)
                                                  ----------   -----------

Net Increase(Decrease)
in Cash and Cash Equivalents                         797,757  (   741,769)

Beginning Cash and Cash Equivalents                    4,792    1,792,101
                                                   ---------    ---------

Ending Cash and Cash Equivalents                 $   802,549  $ 1,050,332
                                                   =========    =========

   The accompanying notes are integral parts of these consolidated financial statements.

                                   EMTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (unaudited)

1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Quarterly results are not necessarily indicative of results for the full year. For further information, refer to the annual financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2004.

2. Stock-Based Compensation

         The Company did not change to the fair value based method of accounting for stock-based employees' compensation. Accordingly, the adoption of SFAS No. 148 did not affect the Company's financial condition or results of operations. However, SFAS No. 148 requires that information be provided as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net income
(loss) and earnings (loss) per share. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. No compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was set at the quoted market price of Company stock at dates of grant. The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model. The Company did not make any stock option grants during the three months ended June 30, 2004 and 2003. Therefore, had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, the Company's net income (loss) and basic and diluted earnings (loss) per share would have been the same as reported amounts as follows:

                                                        Three Months Ended
                                                              June 30,
       Pro Forma:                                      ----------------------
                                                         2004          2003
                                                         ----          ----
       Net Income                                      $603,139       $357,891

       Net Income Per Share - Basic and Diluted        $    .08       $    .05
                                                       --------       --------

         Option activity is summarized in the following table:


          Options outstanding - April 1, 2004                    415,228

          Activity for the three months ended June 30, 2004:
          Options granted                                              -
          Options exercised                                            -
          Options forfeited or expired                                 -

          Options outstanding - June 30, 2004                    415,228
                                                                 =======

3. Financing Arrangements

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

         On April 16, 2004, the Company and Fleet executed another amendment to the loan and security agreement which permits the Company to obtain up to a $1.0 million in surety bonding capacity from an insurance company. This amendment reduced the interest rate from 2.00% above the prime rate to 1.00% above the prime rate.

         As of June 30, 2004, the Company was in compliance with all its financial covenants and had a $2,685,860 outstanding balance under the credit facility and an unused availability of $6,064,140.

4. Trade Receivables

         The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of the accounts. Trade accounts receivable consists of the following:

----------------------------------------------------------------------------------------------------------------------
                                                                 June 30, 2004                         March 31, 2004
----------------------------------------------------------------------------------------------------------------------
Trade Receivable                                                  $ 19,148,833                            $15,570,374
----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts                                      (359,396)                              (363,402)
                                                                     ---------                              ---------
----------------------------------------------------------------------------------------------------------------------
Trade Receivable, net                                             $ 18,789,437                            $15,206,972
                                                                  ------------                            -----------
----------------------------------------------------------------------------------------------------------------------


5. Inventory

         Inventories are stated at lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase price. The Company provides an inventory reserve for obsolescence and deterioration based on management's review of product sales. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $712,625 and $722,551 at June 30, 2004 and March 31, 2004, respectively.

6. Major Customers

         Three major customers accounted for approximated 65%, and 67% of the Company's net sales in the quarter ended June 30, 2004 and 2003, respectively.

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

         Summarized financial information relating to the Company's operating segments are as follows:

    For the three months ended June 30:               2004              2003

         Revenues
         --------
         Information Technology                     $28,564,207     $28,432,755
         Geothermal                                      42,628          47,585
                                                    -----------     -----------

              Total Revenues                        $28,606,835     $28,480,340
              --------------                        ===========     ===========
         Operating Profit/(Loss)
         ----------------------
         Information Technology                     $   935,185     $   382,149
         Geothermal                                      12,954          17,023
                                                    -----------     -----------
         Net Segment Operating
           Income/(Loss)                            $   948,139     $   399,172
         Income Tax Expense                             345,000          41,281
                                                    -----------     -----------
         Net Income                                 $   603,139     $   357,891
                                                    ===========     ============

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

    o Trade Receivables

         We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a "critical accounting estimate" because changes in it can significantly affect net income. Allowance for doubtful accounts was $359,396 and $363, 402 as of June 30, 2004 and March 31, 2004, respectively.

    o Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase prices. We provide an inventory reserve for obsolescence and deterioration based on management's review of the current status of the excess inventory, its age, and net realizable value based upon assumptions about future demand and market condition. At June 30, 2004, and March 31, 2004, inventory reserve was $712,625, and $722,551, respectively.

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

                                               Original Cost       Estimated Life
                                               -------------       --------------
                                          June 2004   March 2004      (Years)
                                          ---------   ----------      -------
        Computer equipment               $ 3,668,165  $ 3,643,052        3
        Furniture and fixtures               360,205      357,845        5
        Leasehold improvements               244,847      244,847        5
        Vehicles                              80,984       80,984        2
                                         -----------  -----------

        Total Property and Equipment     $ 4,354,201  $ 4,326,728

           Less: accumulated depreciation
           and amortization               (4,016,862)  (3,939,655)
                                         -----------  -----------

        Net book value                   $   337,339  $   387,073
                                         ===========  ===========

    o Goodwill and Intangible Assets

         We have adopted Statement of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". As a result, amortization of goodwill was discontinued. Based on the impairment tests performed during the fiscal year ended March 31, 2004 , we found no impairment of the remaining goodwill. The next annual impairment test shall be performed during the fourth quarter of the fiscal year 2005.

         We were assigned a contract to supply computer hardware and services to the State of New Jersey in the August 12, 2002 acquisition of Acentra Technologies, Inc. This contract was valued at $100,000 in the acquisition. Amortization expense of $9,091, and $54,545 was expensed in the three months ended June 30, 2004 and the fiscal year ended March 31, 2004, respectively, based upon then contract term scheduled to end in May 2004. The contract, which is subject to annual renewal by mutual agreement, was instead extended by the State of New Jersey through December 2004. The net carrying value for this contract amounted to $0 and $9,091 at June 30, 2004 and March 31, 2004, respectively.

    o Income Taxes

         Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Emtec's financial statements or tax returns. In estimating future tax consequences, Emtec generally considers all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. Income tax expense, as a percentage of income before taxes, increased for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. This increase is a result of the utilization of approximately $850,000 of federal tax loss carryforwards during the year ended March 31, 2004. The Company had previously recorded significant valuation allowances for deferred tax assets, which effectively reduced the income tax expense percentage during the year ended March 31, 2004.

Results of Operations

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the three months ended June 30, 2004, and 2003.



                                          Three Months Ended June 30,
                                              2004            2003         Change         %
----------------------------------------------------------------------------------------------
Revenues

Procurement services                       $24,760,466    $23,730,729   $1,029,737       4.34%
Service and consulting                       3,803,741      4,702,026   $ (898,285)    -19.10%
Geothermal                                      42,628         47,585   $   (4,957)    -10.42%
                                           -----------    -----------
Total Revenues                              28,606,835     28,480,340   $  126,495       0.44%
                                           -----------    -----------
Cost of Revenues
Procurement services                        21,968,266     21,691,493   $  276,773       1.28%
Service and consulting                       2,653,471      3,067,780   $ (414,309)    -13.51%
Geothermal                                      17,785         17,484   $      301       1.72%
                                           -----------    -----------
Total Cost of Revenues                      24,639,522     24,776,757   $ (137,235)     -0.55%
                                           -----------    -----------
 Percent of revenues                            86.13%         87.00%

Gross Profit
Procurement services                         2,792,200      2,039,236   $  752,964      36.92%
Service and consulting                       1,150,270      1,634,246   $ (483,976)    -29.61%
Geothermal                                      24,843         30,101   $   (5,258)    -17.47%
                                           -----------    -----------
Total Gross Profit                           3,967,313      3,703,583   $  263,730       7.12%
                                           -----------    -----------
 Percent of revenue                             13.87%         13.00%

Operating Expenses
Sales, General & Administrative Expenses     2,980,344      3,205,245   $ (224,901)     -7.02%
Interest Expense                                38,830         99,166   $  (60,336)    -60.84%
                                           -----------    -----------
Total Operating Expenses                     3,019,174      3,304,411   $ (285,237)     -8.63%
                                           -----------    -----------
 Percent of revenue                             10.55%         11.60%

Income (Loss) Before Income Tax                948,139        399,172   $  548,967     137.53%

Income Tax Expense (Benefit)                   345,000         41,281   $  303,719     735.74%
                                           -----------    -----------
Net Income (Loss)                          $   603,139    $   357,891   $  245,248     68.53%
                                           ===========    ============  ===========    =====

Income (Loss) Per Share {Basic And Diluted}     $ 0.08         $ 0.05
                                           ===========    ===========

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

         Total Revenues

         Total revenues for our IT business, which includes services and consulting revenue, and procurement revenues, increased by 0.5% or $131,452, to $28.56 million for the quarter ended June 30, 2004, compared to $28.43 million for the quarter ended June 30, 2003. This increase is primarily attributable to computer roll-out projects for the school districts in Georgia and Florida. Total IT revenue associated with these computer roll-out projects for the school districts in Georgia and Florida increased by $5.39 million, to $15.40 million for the quarter ended June 30, 2004, as compared with $10.01 million for the quarter ended June 30, 2003. Without these computer roll-out projects, total IT revenue would have decreased by 18.5%, or $5.26 million, to $23.22 million for the quarter ended June 30, 2004. This decrease is mainly due to an over-all decrease in our customer's IT spending particularly in various state agencies with the State of New Jersey, and our inability to attract new major customers.

         Procurement revenues increased by 4.3%, or $1.03 million, to $24.76 million for the quarter ended June 30, 2004. This increase is also attributable to computer roll-out projects for the various school districts in Georgia and Florida.

         Services and consulting revenue decreased by 19.1%, or $898,285, to $3.80 million for the quarter ended June 30, 2004 compared to $4.70 million for the quarter ended June 30, 2003. This decrease is mainly due to an over-all decrease in our customer's IT spending particularly with various state agencies in the State of New Jersey, and our inability to attract new major customers.

         Three major customers accounted for in the aggregate approximately 65% and 67% of our revenues for the quarter ended June 30, 2004 and 2003, respectively. We anticipate that these customer concentrations will continue for the foreseeable future. The loss of any of these customers may cause results of operations to vary materially from those anticipated.

         Geothermal revenues decreased by 10.4%, or $4,957, to $42,628 for the quarter ended June 30, 2004. This decrease is mainly due to lower production of steam.

         Gross Profit

         Aggregate gross profit for our IT business increased by 7.3%, or $268,988, to $3.94 million for the quarter ended June 30, 2004. This increase is mainly attributable to computer roll-out projects for the school districts in Georgia and Florida. Measured as a percentage of total revenues for our IT business, our overall gross profit margin increased to 13.8% of total revenues for the quarter ended June 30, 2004 from 12.9% for the quarter ended June 30, 2003.

          Gross profit for product sales increased by 36.9%, or $752,964, to $2.79 million for the quarter ended June 30, 2004 as compared with $2.04 million for the quarter ended June 30, 2003. This increase is mainly attributable to $5.39 million increase in computer roll-out projects for the school districts in Georgia and Florida. Measured as a percentage of procurement revenues, our gross profit margin increased to 11.3% of procurement revenue for the quarter ended June 30,

2004 from 8.6% for the quarter ended June 30, 2003. This percentage increase is primarily attributable to greater selling efforts and favorable price drops by manufacturers. We can not predict that price drops like these are going to repeat in the future.

         Gross profit for service and consulting decreased by 29.6%, or $483,976, to $1.15 million for the quarter ended June 30, 2004 as compared with $1.63 million for the quarter ended June 30, 2003. This decrease is due to an over-all decrease in our customer's IT spending particularly with various state agencies in the State of New Jersey, and our inability to attract new major customers. Measured as a percentage of service and consulting revenue, our gross margin attributable to service and consulting revenue decreased to 30.2% of service and consulting revenue for the quarter ended June 30, 2004 from 34.8% for the quarter ended June 30, 2003. This decrease in services and consulting gross margin was mainly due to lower billing rates (total revenue generated divided by total billable hours available during the period) and utilization rates (billable hours divided by paid hours) of engineers during this quarter.

         We must continue to manage billing rates and utilization rates effectively to remain competitive. During July 2004, we outsourced our NOC (Network Operation Center) and Help Desk operations to a third party. By outsourcing this part of our business, we are able to continue to offer these strategic services while allowing us to change the high fixed cost structure of the business to a variable cost structure. We expect that this transition will have a positive impact on our gross profit for service and consulting starting July 2004. Our NOC and Help Desk revenues were approximately $29,000, and $108,000 for the quarter ended June 30, 2004, and 2003, respectively.

          The geothermal gross profit of $24,843 for the quarter ended June 30, 2004 decreased by 17.5%, or $5,258, as compared with $30,101 for the quarter ended June 30, 2003. This decrease is mainly due to lower production of steam during this quarter.

         Sales, General, and Administrative Expenses

         Sales, general and administrative expenses decreased by 7.0%, or $224,901, to $2.98 million for the quarter ended June 30, 2004. This decrease is primarily attributable to continuous cost containment measures taken by us including the following:

               o    Elimination of non-productive sales staff;

               o Eliminated duplication of non-essential administrative support services.

         Also, during the quarter ended June 30, 2004, we consolidated all of our operations, administrative and inventory warehousing functions from Mt. Laurel, NJ and Cranford, NJ to Trenton, NJ. We anticipate this consolidation will result in an approximate cost savings of $380,000 annually.

         In spite of vigorous cost containment efforts, various factors, such as retention of employees, costs associated with marketing and selling activities, costs associated with new Securities and Exchange Commission rules, and insurance markets may increase our sales, general and administrative expenses and this could have a negative impact on fiscal year 2005.

         Interest expense

         Interest expense decreased by 60.8%, or $60,336, to $38,830 the quarter ended June 30, 2004 as compared with $99,166 for the quarter ended June 30, 2003. This decrease is primarily attributable to a lower balance on our line of credit, and lower days sales outstanding during the period.

         Income Taxes

         Income tax expense, as a percentage of income before income taxes, increased for the quarter ended June 30, 2004 to $345,000, as compared to $41,281 for the quarter ended June 30, 2003. This increase is a result of the utilization of approximately $850,000 of federal tax loss carryforwards during the year ended March 31, 2004. We had previously recorded significant valuation allowances for deferred tax assets, which effectively reduced the income tax expense percentage during the year ended March 31, 2004.

         Net Income

         For the three months ended June 30, 2004, net income was $603,139 compared to net income of $357,891 for the comparable period in 2003, an increase of 68.5%.

         As discussed, the increase in net income is mainly attributable to computer roll-out projects for the school districts in Georgia and Florida as well as continuous cost containment efforts undertaken by the Company.

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

         Since our inception, we have funded our operations primarily from borrowings under our credit facility. We are in compliance with the covenants contained in our loan and security agreement at June 30, 2004. Although we expect to remain in compliance with the financial covenants, no assurance can be given.

         Our credit facilities as of the current date with our primary trade vendors, GE Access, Ingram Micro, and Tech Data are $5.0 million, $9.0 million and $3.0 million, respectively. Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice. These credit lines could be reduced or eliminated without a notice, and this action could have a material adverse affect our business, result of operations, and financial condition.

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

         Emtec is a systems integrator focused on providing technology solutions that enable its customers to effectively use and manage their data to grow their businesses. Our areas of specialization in information technology ("IT") services include enterprise computing, data communications, data access, network design, enterprise backup and storage consolidation, managed services and staff augmentation. While we have offered IT services to our customers since 1983, our major emphasis on IT consulting and services began in 1995. We have limited experience in developing, marketing, or providing these services. We cannot assure that we will be able to successfully market such services to either new or existing customers, that our services will achieve market acceptance, or that we will be able to effectively hire, integrate, and manage additional technical personnel to enable us to perform these services to our customers' expectations This industry has been characterized by rapid technological advances that have resulted in frequent introductions of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. Our operating results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with greater financial and other resources. Also, our operating results could also be adversely impacted should our company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes marketing efforts, acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful the timing thereof.

Liquidity and Capital Resources

         Cash and cash equivalents at June 30, 2004 of $802,549 represented an increase of $797,757 from $4,792 at March 31, 2004. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit. At June 30, 2004, our working capital was increased to $2.75 million from $2.08 as of March 31, 2004. This increase in working capital was primarily attributable to net earnings for the quarter ended June 30, 2004.

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

         As of June 30, 2004, we were in compliance with all of our financial covenants and we had a $2,685,860 outstanding balance under the credit facility and unused availability of $6,064,140.

         At June 30, 2004, our credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows:

               o Our credit line with GE Access was $4.0 million, with an outstanding principal balance of $3.5 million.

               o Our credit line with Ingram Micro was $9.0 million, with an outstanding principal balance of $4.6 million.

               o Our credit line with Tech Data was $3.0 million, with an outstanding balance of $2.7 million.

         Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice.

         Capital expenditures of $30,811 during three months ended June 30, 2004 were primarily for the purchase of computer equipment for internal use, and furniture and fixtures. We anticipate our capital expenditures for fiscal year ending March 31, 2005 will be approximately $400,000.

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

Item 3. Quantitative and Qualitative Information About Market Risk

         We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at June 30, 2004 was approximately $2.6 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $26,000 annually.

Item 4. Controls and Procedures

         Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits:

         Exhibit 31.1 - Rule 13a-14(a)/15 d-14(a) Certification of John P. Howlett, Principal Executive Officer, of Emtec, Inc. dated August 13, 2004.

         Exhibit 31.2 - Rule 13a-14(a)/15 d-14(a) Certification of Sam Bhatt, Principal Financial Officer, of Emtec, Inc. dated August 13, 2004.

         Exhibit 32.1 - Section 1350 Certificate of John P. Howlett, Principal Executive Officer, of Emtec, Inc. dated August 13, 2004.

         Exhibit 32.2 - Section 1350 Certificate of Sam Bhatt, Principal Financial Officer, of Emtec, Inc. dated August 13, 2004

(b)      Reports on Form 8-K filed during the quarter ended June 30, 2004:

         Form 8-K filed on April 1, 2004, reported under Item 5 of the Form 8-K, Other Events and Required FD Disclosure, the relocation of our corporate operations and administrative functions.

         Form 8-K filed on June 28, 2004, reported under Item 12 of the Form 8-K, Result of Operations and Financial Condition, the issuance of a press release announcing our financial results for the year ended March 31, 2004.

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


                                        By: /s/ SAM BHATT
                                            -----------------------------------
                                                Sam Bhatt
                                                Vice President - Finance
                                                (Principal Financial and
                                                Accounting Officer)

Date: August 13, 2004

                          STATEMENT OF DIFFERENCES

The section symbol shall be expressed as.............................. 'SS'