Form 10-Q
period 2004-09-30
EMTEC INC/NJ
filed 2004-11-15
CIK 5117

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004


                         Commission file number: 0-32789

                                   EMTEC, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                87-0273300
(State of incorporation or organization)    (I.R.S. Employer Identification No.)

                           572 Whitehead Road, Bldg.#1
                            Trenton, New Jersey 08619
          (Address of principal executive offices, including zip code)

                                 (609) 528-8500
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ( )Yes ( X ) No

         As of October 31, 2004, there were outstanding 7,380,498 shares of the registrant's common stock.

                                   EMTEC, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                Table of Contents


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheets
         September 30, 2004 (Unaudited) and March 31, 2004.................. 1-2

         Consolidated Statements of Operations
         Three and Six months ended September 30, 2004 (Unaudited)
         and 2003 (Unaudited) ................................................ 3

         Consolidated Statements of Cash Flows
         Six months ended September 30, 2004 (Unaudited)
         and 2003 (Unaudited) ................................................ 4

         Notes to Consolidated Financial Statements (Unaudited) ............ 5-8

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Result of Operations ............................. 9-22

Item 3 - Quantitative and Qualitative Information About Market Risk ......... 23

Item 4 - Controls and Procedures ............................................ 24

PART II - OTHER INFORMATION

Item 5 - Other Information................................................... 25

Item 6 - Exhibits............................................................ 25

SIGNATURES  ................................................................. 26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS



                                             September 30,       March 31,
                                                 2004              2004
                                             -------------       ---------
                                              (unaudited)

    Assets
    ------

Current Assets

Cash and cash equivalents                     $   663,595       $     4,792
Receivables:
  Trade, net                                   17,808,037        15,206,972
  Others                                          538,431           289,445
Inventories                                     2,135,378         1,599,166
Prepaid expenses                                  388,690           396,313
Deferred tax assets                               186,368           186,368
                                              -----------       -----------

    Total Current Assets                       21,720,499        17,683,056
    --------------------

Property and equipment, net                       373,333           387,073
Investment in geothermal power unit,              552,519           569,960
Deferred tax assets                               103,813           103,813
Intangible assets                                 107,163           118,198
Other assets                                       48,665            46,512
                                              -----------       -----------


    Total Assets                              $22,905,992       $18,908,612
    ------------                              ===========       ===========





                                        1
               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS



                                             September 30,       March 31,
                                                 2004              2004
                                             -------------       ---------
                                              (unaudited)

    Liabilities and Shareholders' Equity
    ------------------------------------

Current Liabilities
-------------------
Line of credit                                $ 3,390,086       $ 2,308,416
Accounts payable                               11,238,853         9,295,882
Customer deposits                                 462,655           332,667
Income Tax Payable                                643,574           279,397
Accrued liabilities                             1,914,539         2,529,885
Deferred revenues                                 749,008           853,393
                                              -----------       -----------

    Total Current Liabilities                  18,398,714        15,599,640
    -------------------------

Deferred revenue                                  693,348           714,573

Deferred tax liability                             25,924            25,924
                                              -----------       -----------

    Total Liabilities                          19,117,986        16,340,137
    -----------------                         -----------       -----------


Shareholders' Equity
--------------------

Common stock, $.01 par value; 25,000,000
  shares authorized; 7,380,498 shares issued
  and outstanding                                  73,805            73,805
Additional paid-in capital                      2,294,805         2,294,805
Accumulated earnings                            1,419,397           199,865
                                              -----------       -----------


    Total Shareholders' Equity                  3,788,007         2,568,475
    --------------------------                -----------       -----------


    Total Liabilities and
      Shareholders' Equity                    $22,905,992       $18,908,612
    ----------------------                    ===========       ===========





                                        2
               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           Three Months Ended               Six Months Ended
                                              September 30,                   September 30,
                                       ---------------------------     ---------------------------

                                          2004            2003            2004            2003
                                       -----------     -----------     -----------     -----------
Revenues:
  Procurement services                 $25,386,725     $21,907,100     $50,147,191     $45,637,829
  Service and consulting                 3,697,004       3,862,066       7,500,745       8,564,092
  Geothermal                                49,407          45,388          92,035          92,973
                                       -----------     -----------     -----------     -----------

    Total Revenues                      29,133,136      25,814,554      57,739,971      54,294,894
    --------------                     -----------     -----------     -----------     -----------

Cost of Revenues:
  Procurement services                  22,732,765      19,749,338      44,701,032      41,440,831
  Service and consulting                 2,481,041       2,754,636       5,134,511       5,822,416
  Geothermal                                16,291          12,598          34,076          30,082
                                       -----------     -----------     -----------     -----------

    Total Cost of Revenues              25,230,097      22,516,572      49,869,619      47,293,329
    ----------------------             -----------     -----------     -----------     -----------
Gross Profit:

  Procurement services                   2,653,960       2,157,762       5,446,159       4,196,998
  Service and consulting                 1,215,963       1,107,430       2,366,234       2,741,676
  Geothermal                                33,116          32,790          57,959          62,891
                                       -----------     -----------     -----------     -----------

    Total Gross Profit                   3,903,039       3,297,982       7,870,352       7,001,565
    ------------------                 -----------     -----------     -----------     -----------
Operating Expenses:

  Selling, general and
   administrative                        2,857,919       3,379,569       5,838,263       6,584,814
  Interest                                  58,727          73,386          97,557         172,552
                                       -----------     -----------     -----------     -----------

    Total Operating Expenses             2,916,646       3,452,955       5,935,820       6,757,366
    ------------------------           -----------     -----------     -----------     -----------

Income (Loss) Before Income Tax Expense    986,393        (154,973)      1,934,532         244,199

Income tax expense (benefit)               370,000         (16,025)        715,000          25,256
                                       -----------     -----------     -----------     -----------


Net Income (Loss)                      $   616,393     $  (138,948)    $ 1,219,532     $   218,943
                                       ===========     ===========     ===========     ===========


Net Income (Loss) Per Share -

Basic                                  $       .08     $      (.02)    $       .17     $       .03

Diluted                                $       .08     $      (.02)    $       .16     $       .03



Weighted Average Number Of
  Shares Outstanding {Basic}             7,380,498       7,080,498       7,380,498       7,080,498

Weighted Average Number Of
  Shares Outstanding {Diluted}           7,518,706       7,486,765       7,502,749       7,439,898






                                        3
               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                   Six Months Ended:
                                              -----------------------------

                                             September 30,     September 30,
                                                 2004              2003
                                             -------------     -------------

Cash Flows From Operating Activities
------------------------------------

Net income for the six months                 $ 1,219,532       $   218,943

Adjustments to Reconcile Net Income To Net
  Cash Used In Operating Activities
Depreciation and amortization                     186,229           387,683
Deferred income tax                                     -            31,876

Changes In Operating Assets and Liabilities
Increase in receivables                        (2,850,051)         (505,338)
(Increase) Decrease in inventories               (536,212)        1,292,858
Decrease (Increase) in prepaid expenses             7,623           (20,188)
(Increase) Decrease in other assets                (2,153)              413
Increase in accounts payable                    1,942,969           864,197
Increase (Decrease)in customer deposits           129,988          (298,127)
Increase in income tax payable                    364,177                 -
(Decrease) Increase in accrued liabilities       (615,346)          163,028
Decrease in deferred revenue                     (125,610)         (227,316)
                                              -----------       -----------
Net Cash (Used In) Provided By
------------------------------
  Operating Activities                           (278,854)        1,908,029
  --------------------                        -----------       -----------

Cash Flows From Investing Activities
------------------------------------
Purchases of equipment                           (144,013)          (91,720)
Additional investment in Geothermal Unit                -                 -
Dispose of other assets                                 -                 -
                                              -----------       -----------
Net Cash Used In Investing Activities            (144,013)          (91,720)
-------------------------------------         -----------       -----------

Cash Flows From Financing Activities
------------------------------------

Net Increase (Decrease) in line of credit       1,081,671        (3,475,808)
Decrease in due to related parties                      -                 -
                                              -----------       -----------
Net Cash Provided By (Used In)
------------------------------
  Financing Activities                          1,081,671        (3,475,808)
  --------------------                        -----------       -----------

Net Increase (Decrease) in Cash and Cash
----------------------------------------
Equivalents                                       658,804        (1,659,499)
-----------

Beginning Cash and Cash Equivalents                 4,792         1,792,101
-----------------------------------           -----------       -----------


Ending Cash and Cash Equivalents              $   663,595       $   132,602
--------------------------------              ===========       ===========



                                        4
               The accompanying notes are integral parts of these
                       consolidated financial statements.

                                   EMTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (unaudited)

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

    2.   Stock-Based Compensation

The Company did not change to the fair value based method of accounting for stock-based employees' compensation. Accordingly, the adoption of SFAS No. 148 did not affect the Company's financial condition or results of operations. However, SFAS No. 148 requires that information be provided as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net income
(loss) and earnings (loss) per share. The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. No compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was set at the quoted market price of Company stock at dates of grant. The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model. The Company did not make any stock option grants during the six months ended September 30, 2004 and 2003. Therefore, had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, the Company's net income
(loss) and basic and diluted earnings (loss) per share would have been the same as the reported amounts.

Option activity is summarized in the following table:

          Options outstanding - July 1, 2004                        415,228

          Activity for the three months ended September 30, 2004:
          Options granted                                                 -
          Options exercised                                               -
          Options forfeited or expired                               10,000
                                                                -----------

          Options outstanding - September 30, 2004                  405,228
                                                                ===========

    3.   Line of Credit

On November 21, 2001, the Company entered into a three year $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet") under which the Company may borrow on 85% of its eligible trade receivables. Interest on outstanding loans under the revolving credit facility with Fleet was charged monthly at a fluctuating rate per annum equal to 0.25% above the prime rate and, at the Company's option, interest on up to 50% of the outstanding loans may be charged at LIBOR plus 2.75%. The Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of the Company assets. Since current credit facilities with two of the Company's primary trade vendors (GE Access and Ingram Micro.) were also collateralized by substantially all of the Company's assets, Fleet, GE Access and Ingram Micro have entered into intercreditor agreements, which provide that as regards to these vendors, debt obligations to Fleet are accorded priority. On November 21, 2001, the Company also entered into a Wholesale Financing Security Agreement with IBM. This credit facility, which is collateralized by a $750,000 letter of credit from Fleet in favor of IBM, affords the Company up to a like amount of credit to purchase products floored by IBM Global Financing. On January 9, 2002, Fleet issued a $250,000 letter of credit in favor of the Company's landlord for the Company's New York City office, as a security deposit for the building lease. On July 1, 2003, Fleet also issued a $250,000 letter of credit in favor of Selective Insurance Corporation, as collateral for the performance bond issued to The City of Philadelphia, one of the Company's customers. The maximum credit facility is reduced by the outstanding letters of credit.

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

On November 11, 2004, the Company obtained an extension of the current agreement for 60 days beginning on November 22, 2004. The Company and Bank of America Business Capital Corporation (successor by merger to Fleet Capital Corporation), both believe that this should be sufficient time to reach a final renewal agreement at mutually agreeable terms. If the Company and Bank of America Business Capital Corporation are not successful in reaching a final agreement by January 21, 2005, then the Company will have to find a substitute lender or obtain another extension.

As of September 30, 2004, the Company was in compliance with all its financial covenants and had a $3,390,086 outstanding balance under the credit facility and an unused availability of $5,359,914.

    4.   Trade Receivables

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of the accounts. Trade accounts receivable consists of the following:

--------------------------------------------------------------------------------
                                       September 30, 2004       March 31, 2004
--------------------------------------------------------------------------------
Trade Receivable                              $18,246,186          $15,570,374
--------------------------------------------------------------------------------
Allowance for doubtful accounts                  (438,149)            (363,402)
                                              -----------          -----------
--------------------------------------------------------------------------------
Trade Receivable, net                         $17,808,037          $15,206,972
                                              -----------          -----------
--------------------------------------------------------------------------------


    5.   Inventory

Inventories are stated at lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase price. The Company provides an inventory reserve for obsolescence and deterioration based on management's review of product sales. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $741,605 and $722,551 at September 30, 2004 and March 31, 2004, respectively.


    6.   Major Customers

Four major customers in the aggregate accounted for approximately 63% and 66% of the Company's net sales for the three months ended September 30, 2004 and 2003, respectively. The same four major customers accounted for in the aggregate approximated 65% and 67% of the Company's net sales for the six months ended September 30, 2004 and 2003, respectively.

While the Company believes its relationship with these customers will continue, there can be no assurance that sales to these customers will continue at all or at the same level.


    7.   Segment Information

The Company has adopted Statements of Financial Accounting Standards No. 131, "Disclosures about segments of an Enterprise and Related Information,". The Company's business activities are considered to be in two business segments, our Information Technology Division and our Geothermal Division.

         Summarized financial information relating to the Company's operating segments are as follows:

    For the three months ended September 30:            2004             2003
    ----------------------------------------------------------------------------


         Revenues
         --------

         Information Technology                     $29,083,729     $25,769,166
         Geothermal                                      49,407          45,388
                                                    -----------     -----------

              Total Revenues                        $29,133,136     $25,814,554
              --------------                        ===========     ===========

         Operating Profit/(Loss)
         -----------------------

         Information Technology                     $   964,776     $  (172,314)
         Geothermal                                      21,617          17,341
                                                    -----------     -----------

         Net Segment Operating
           Income/(Loss)                            $   986,393     $  (154,973)

         Income Tax (Benefit)Expense                    370,000         (16,025)

                                                    -----------     -----------
         Net Income (Loss)                          $   616,393     $  (138,948)
                                                    ===========     ===========


         For the six months ended September 30:         2004             2003
         -----------------------------------------------------------------------


         Revenues
         --------

         Information Technology                     $57,647,936     $54,201,921
         Geothermal                                      92,035          92,973
                                                    -----------     -----------

              Total Revenues                        $57,739,971     $54,294,894
              --------------                        ===========     ===========

         Operating Profit/(Loss)
         -----------------------

         Information Technology                     $ 1,899,961     $   209,201
         Geothermal                                      34,571          34,998
                                                    -----------     -----------

         Net Segment Operating
           Income                                   $ 1,934,532     $   244,199

         Income Tax Expense                             715,000          25,256
                                                    -----------     -----------


         Net Income                                 $ 1,219,532     $   218,943
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

    o    Trade Receivables

         We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a "critical accounting estimate" because changes in it can significantly affect net income. Allowance for doubtful accounts was $438,149 and $363, 402 as of September 30, 2004 and March 31, 2004, respectively.

    o    Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase prices. We provide an inventory reserve for obsolescence and deterioration based on management's review of the current status of the excess inventory, its age, and net realizable value based upon assumptions about future demand and market condition. At September 30, 2004, and March 31, 2004, inventory reserve was $741,605, and $722,551, respectively.

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

                                                    Original Cost        Estimated Life
                                                    -------------        --------------

                                              Sept. 2004    March 2004          (Years)
                                             -----------   -----------          -------
        Computer equipment                   $ 3,781,367   $ 3,643,052             3
        Furniture and fixtures                   360,205       357,845             5
        Leasehold improvements                   244,847       244,847             5
        Vehicles                                  80,984        80,984             2
                                             -----------   -----------

        Total Property and Equipment         $ 4,467,403   $ 4,326,728

           Less: accumulated depreciation
             and amortization                 (4,094,070)   (3,939,655)
                                             -----------   -----------

        Net book value                       $   373,333   $   387,073
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

         We were assigned a contract to supply computer hardware and services to the State of New Jersey in the August 12, 2002 acquisition of Acentra Technologies, Inc. This contract was valued at $100,000 in the acquisition. Amortization expense was expensed based upon then contract term scheduled to end in May 2004. The contract, which is subject to annual renewal by mutual agreement, was instead extended by the State of New Jersey through December 2004. The net carrying value for this contract amounted to $0 and $9,091 at September 30, 2004 and March 31, 2004, respectively.

    o    Income Taxes

         Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Emtec's financial statements or tax returns. In estimating future tax consequences, Emtec generally considers all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. Income tax expense, as a percentage of income before taxes, increased for the six months ended September 30, 2004, as compared to the three months ended September 30, 2003. This increase is a result of the utilization of approximately $850,000 of federal tax loss carryforwards during the year ended March 31, 2004. The Company had previously recorded significant valuation allowances for deferred tax assets, which effectively reduced the income tax expense percentage during the year ended March 31, 2004.

Results of Operations

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the three months ended September 30, 2004, and 2003.


                                   EMTEC, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        Three Months Ended September 30,

                                                  2004            2003            Change             %
---------------------------------------------------------------------------------------------------------
Revenues

Procurement services                          $ 25,386,725    $ 21,907,100     $  3,479,625        15.9%
Service and consulting                           3,697,004       3,862,066     $   (165,062)       -4.3%
Geothermal                                          49,407          45,388     $      4,019         8.9%
                                              ------------    ------------
Total Revenues                                  29,133,136      25,814,554     $  3,318,582        12.9%
                                              ------------    ------------
Cost of Revenues
Procurement services                            22,732,765      19,749,338     $  2,983,427        15.1%
Service and consulting                           2,481,041       2,754,636     $   (273,595)       -9.9%
Geothermal                                          16,291          12,598     $      3,693        29.3%
                                              ------------    ------------
Total Cost of Revenues                          25,230,097      22,516,572     $  2,713,525        12.1%
                                              ------------    ------------
 Percent of revenues                                 86.60%          87.22%

Gross Profit
Procurement services                             2,653,960       2,157,762     $    496,198        23.0%
Service and consulting                           1,215,963       1,107,430     $    108,533         9.8%
Geothermal                                          33,116          32,790     $        326         1.0%
                                              ------------    ------------
Total Gross Profit                               3,903,039       3,297,982     $    605,057        18.3%
                                              ------------    ------------
 Percent of revenue                                   32.9%           28.7%

Operating Expenses
Sales, General & Administrative Expenses         2,857,919       3,379,569     $   (521,650)      -15.4%
Interest Expense                                    58,727          73,386     $    (14,659)      -20.0%
                                              ------------    ------------
Total Operating Expenses                         2,916,646       3,452,955     $   (536,309)      -15.5%
                                              ------------    ------------
 Percent of revenue                                  10.01%          13.38%

Income (Loss) Before Income Tax                    986,393        (154,973)    $  1,141,366      -736.5%

Income Tax Expense (Benefit)                       370,000         (16,025)    $    386,025     -2408.9%
                                              ------------    ------------

Net Income (Loss)                             $    616,393    $   (138,948)    $    755,341      -543.6%
                                              ============    ============     ============      ======
Income (Loss) Per Share {Basic And Diluted}   $       0.08    $      (0.02)
                                              ============    ============


Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

         Total Revenues

         Total revenues for our IT business, which includes services and consulting revenue, and procurement revenues, increased by 12.9% or $3.31 million, to $29.08 million for the quarter ended September 30, 2004, compared to $25.77 million for the quarter ended September 30, 2003. This increase is primarily attributable to ongoing computer roll-out projects for various school districts in Georgia and growth in our commercial customers' IT spending. Even though computer roll-out projects in the school district in Florida have slowed during the three months ended September 30, 2004, the overall revenues for the six months ended September 30, 2004 have increased by approximately $1.1 million, to $7.65 million compared to $6.55 million the six month ended September 30, 2003.

         Procurement revenues increased by 15.9%, or $3.48 million, to $25.39 million for the quarter ended September 30, 2004. This increase is also attributable to computer roll-out projects for the various school districts in Georgia and sales growth with various commercial customers.

         Services and consulting revenue decreased by 4.3%, or $165,062, to $3.70 million for the quarter ended September 30, 2004 compared to $3.86 million for the quarter ended September 30, 2003. This decrease in services and consulting revenue is mainly due to a slow-down in project start dates with various state agencies in the State of New Jersey.

         Four major customers accounted for in the aggregate approximately 63.0% and 66.0% of our revenues for the quarter ended September 30, 2004 and 2003, respectively. We anticipate that these customer concentrations will continue for the foreseeable future. The loss of any of these customers may cause results of operations to vary materially from those anticipated.

         Geothermal revenues increased by 8.8%, or $4,019, to $49,407 for the quarter ended September 30, 2004. This increase is mainly attributable to higher production of steam. Our average geothermal revenue is approximately $45,000 a quarter. We do not expect any significant change in the average revenue in the future quarters.

         Gross Profit

         Aggregate gross profit for our IT business increased by 18.5%, or $604,731, to $3.87 million for the quarter ended September 30, 2004. This increase is mainly attributable to computer roll-out projects for various school districts in Georgia and sales growth in our commercial customer base. Measured as a percentage of total revenues for our IT business, our overall gross profit margin increased to 13.3% of total revenues for the quarter ended September 30, 2004 from 12.7% for the quarter ended September 30, 2003.

         Gross profit for product sales increased by 23.0%, or $496,198, to $2.65 million for the quarter ended September 30, 2004 as compared with $2.16 million for the quarter ended September 30, 2003. This increase is mainly attributable to $3.48 million increase in procurement revenue as discussed above and an increase in the gross profit margin. Measured as a percentage of procurement revenues, our gross profit margin increased to 10.5% of procurement revenue for the quarter ended September 30, 2004 from 9.8% for the quarter ended September 30, 2003. This percentage increase is primarily attributable to greater selling efforts and favorable price drops by manufacturers. We can not predict that price drops like these are going to repeat in the future.

         Even though service and consulting revenue decreased by 4.3% for the quarter ended September 30, 2004, gross profit for service and consulting increased by 9.8%, or $108,533, to $1.22 million for the quarter ended September 30, 2004 as compared with $1.11 million for the quarter ended September 30, 2002. Measured as a percentage of services and consulting revenues, our gross margin attributable to services and consulting revenue also increased to 32.9% of services and consulting revenue for the quarter ended September 30, 2004 from 28.7% for the quarter ended September 30, 2003. These increases are mainly attributable to higher billing rates (total revenue generated divided by total billable hours available during the period) and higher utilization rates (billable hours divided by paid hours) of engineers during this quarter.

         We must continue to manage billing rates and utilization rates effectively to remain competitive. During July 2004, we outsourced our NOC (Network Operation Center) and Help Desk operations to a third party. By outsourcing this part of our business, we are able to continue to offer these strategic services while allowing us to change the high fixed cost structure of the business to a variable cost structure. Our average costs for NOC and Help Desk have decreased from approximately $70,000 a month to approximately $28,000 a month starting September 2004.

         The geothermal gross profit of $33,116 for the quarter ended September 30, 2004 is consistent with comparable prior period.

         Sales, General, and Administrative Expenses

         Sales, general and administrative expenses decreased by 15.4%, or $521,650, to $2.86 million for the quarter ended September 30, 2004. This decrease is primarily attributable to our continuous focus on cost containment measures and the following:

    o Consolidation of our operations, administrative and inventory warehousing functions from Mt. Laurel, NJ and Cranford, NJ to Trenton, NJ.

    o Lower bonus accrual charged to sales expenses due to lower earning share in connection with the earning share agreements with prior three owners of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. These earning share agreements expired on August 31, 2004.

    o Much lower depreciation expense due to write-down of NOC and Help Desk assets during fiscal 2004.

         In spite of vigorous cost containment efforts, various factors, such as retention of employees, costs associated with marketing and selling activities, costs associated with new

Securities and Exchange Commission rules, and insurance markets may increase our sales, general and administrative expenses and this could have a negative impact on fiscal year 2005.

         Interest expense

         Interest expense decreased by 20.0%, or $14,659, to $58,727 for the quarter ended September 30, 2004 as compared with $73,386 for the quarter ended September 30, 2003. This decrease is primarily attributable to a lower balance on our line of credit, and lower days sales outstanding during the period.


         Income Taxes

         Income tax expense, as a percentage of income before income taxes, increased for the quarter ended September 30, 2004 to $370,000, as compared to income tax benefit of $16,025 for the quarter ended September 30, 2003. This increase is primarily a result of the $1.14 million increase in net income before income taxes for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.

         Net Income

         For the three months ended September 30, 2004, net income was $616,396 compared to net loss of $138,948 for the comparable period in 2003, an increase of 543.6%.
         As discussed, the increase in net income is mainly attributable to computer roll-out projects for various school districts in Georgia, revenue growth in our commercial customer base as well as continuous cost containment efforts undertaken by the Company.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002.

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the six months ended September 30, 2004, and 2003.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         Six Months Ended September 30,

                                              2004            2003          Change             %
---------------------------------------------------------------------------------------------------
Revenues

Procurement services                       $50,147,191    $45,637,829    $ 4,509,362           9.9%
Service and consulting                       7,500,745      8,564,092    $(1,063,347)        -12.4%
Geothermal                                      92,035         92,973    $      (938)         -1.0%
                                           -----------    -----------
Total Revenues                              57,739,971     54,294,894    $ 3,445,077           6.3%
                                           -----------    -----------

Cost of Revenues
Procurement services                        44,701,032     41,440,831    $ 3,260,201           7.9%
Service and consulting                       5,134,511      5,822,416    $  (687,905)        -11.8%
Geothermal                                      34,076         30,082    $     3,994          13.3%
                                           -----------    -----------
Total Cost of Revenues                      49,869,619     47,293,329    $ 2,576,290           5.4%
                                           -----------    -----------
 Percent of revenues                             86.37%         87.10%

Gross Profit
Procurement services                         5,446,159      4,196,998    $ 1,249,161          29.8%
Service and consulting                       2,366,234      2,741,676    $  (375,442)        -13.7%
Geothermal                                      57,959         62,891    $    (4,932)         -7.8%
                                           -----------    -----------
Total Gross Profit                           7,870,352      7,001,565    $   868,787          12.4%
                                           -----------    -----------
 Percent of revenue                              13.63%         12.90%

Operating Expenses
Sales, General & Administrative Expenses     5,838,263      6,584,814    $  (746,551)        -11.3%
Interest Expense                                97,557        172,552    $   (74,995)        -43.5%
                                           -----------    -----------
Total Operating Expenses                     5,935,820      6,757,366    $  (821,546)        -12.2%
                                           -----------    -----------
 Percent of revenue                              10.28%        12.45%

Income (Loss) Before Income Tax              1,934,532        244,199    $ 1,690,333         692.2%

Income Tax Expense (Benefit)                   715,000         25,256    $   689,744        2731.0%
                                           -----------    -----------
Net Income (Loss)                          $ 1,219,532    $   218,943    $ 1,000,589         457.0%
                                           ===========    ===========    ===========      ========

Income (Loss) Per Share Basic              $      0.17    $      0.03
                                           ===========    ===========
Income (Loss) Per Share  Diluted           $      0.16    $      0.03
                                           ===========    ===========


         Total Revenues


         Total revenues for our IT business, which includes services and consulting revenue, and procurement revenues, increased by 6.4% or $3.45 million, to $57.65 million for the six months ended September 30, 2004, compared to $54.20 million for the six months ended September 30,

2003. This increase is primarily attributable to computer roll-out projects for various school districts in Georgia, and Florida as well as recent sales growth in our commercial customer base. Even though computer roll-out projects in the school district in Florida have slowed during the three months ended September 30, 2004, the overall revenues for the six months ended September 30, 2004 have increased by approximately $1.1 million compared to the six month ended September 30, 2003.

         Procurement revenues increased by 9.9%, or $4.51 million, to $50.15 million for the six months ended September 30, 2004. This increase is also attributable to computer roll-out projects for various school districts in Georgia, and Florida as well as recent sales growth in our commercial customer base.

         Services and consulting revenue decreased by 12.4%, or $1.06 million, to $7.50 million for the six months ended September 30, 2004 compared to $8.56 million for the six months ended September 30, 2003. This decrease is mainly due to an over-all decrease in our customer's IT spending particularly with various state agencies in the State of New Jersey, and our inability to attract new major customers.

         Four major customers accounted for in the aggregate approximately 65% and 67% of our revenues for the six months ended September 30, 2004 and 2003, respectively. We anticipate that these customer concentrations will continue for the foreseeable future. The loss of any one of these customers may cause results of operations to vary materially from those anticipated.

         Geothermal revenues of $92,035 for the six months ended September 30, 2004 is consistent with comparable prior period.

         Gross Profit

         Aggregate gross profit for our IT business increased by 12.6%, or $873,719, to $7.8 million for the six months ended September 30, 2004. This increase is mainly attributable to computer roll-out projects for various school districts in Georgia and Florida, and sales growth in our commercial customer base. Measured as a percentage of total revenues for our IT business, our overall gross profit margin increased to 13.6% of total revenues for the six months ended September 30, 2004 from 12.9% for the six months ended September 30, 2003.

          Gross profit for product sales increased by 29.8%, or $1.25 million, to $5.45 million for the six months ended September 30, 2004 as compared with $4.20 million for the six months ended September 30, 2003. This increase is mainly attributable to the $4.51 million increase in procurement revenue as discussed above and and increase in the gross profit margin. Measured as a percentage of procurement revenues, our gross profit margin increased to 10.9% of procurement revenue for the six months ended September 30, 2004 from 9.2% for the six months ended September 30, 2003. This percentage increase is primarily attributable to greater selling efforts and favorable price drops by manufacturers. We can not predict that price drops like these are going to repeat in the future.

         Gross profit for service and consulting decreased by 13.7%, or $375,442, to $2.37 million for the six months ended September 30, 2004 as compared with $2.74 million for the six months ended September 30, 2003. This decrease is mainly due to an over-all decrease in IT spending particularly with various state agencies in the State of New Jersey, and our inability to attract new major customers. Measured as a percentage of service and consulting revenue, our gross margin attributable to service and consulting revenue decreased to 31.6% of service and consulting revenue for the six months ended September 30, 2004 from 32.0% for the six months ended September 30, 2003. This decrease in services and consulting gross margin was mainly due to lower billing rates (total revenue generated divided by total billable hours available during the period) and lower utilization rates (billable hours divided by paid hours) of engineers during this period.

         The geothermal gross profit of $57,959 for the six months ended September 30, 2004 decreased by 7.8%, or $4,932, as compared with $62,891 for the six months ended September 30, 2003. This decrease is mainly due to higher operating and maintenance costs paid during this period.

         Sales, General, and Administrative Expenses

         Sales, general and administrative expenses decreased by 11.3%, or $746,551, to $5.84 million for the six months ended September 30, 2004. This decrease is primarily attributable to the following:

             o   Elimination of non-productive sales staff;

             o Eliminated duplication of non-essential administrative support services.

             o Consolidation of our operations, administrative and inventory warehousing functions from Mt. Laurel, NJ and Cranford, NJ to Trenton, NJ.

             o Lower bonus accrual charged to sales expense due to lower earning share in connection with the earning share agreements with prior three owners of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. These earning share agreements expired on August 31, 2004.

             o Much lower depreciation expense due to write-down of NOC and Help Desk assets during fiscal 2004.

         In spite of our vigorous cost containment efforts, various factors, such as retention of employees, costs associated with marketing and selling activities, costs associated with new Securities and Exchange Commission rules, and insurance markets may increase our sales, general and administrative expenses and this could have a negative impact on fiscal year 2005.

         Interest expense

         Interest expense decreased by 43.5%, or $74,995, to $97,557 for the six months ended September 30, 2004 as compared with $172,552 for the six months ended September 30, 2003. This decrease is primarily attributable to a lower balance on our line of credit, and lower days sales outstanding during the period.

         Income Taxes

         Income tax expense, as a percentage of income before income taxes, increased for the six months ended September 30, 2004 to $715,000, as compared to $25,256 for the six months ended September 30, 2003. This increase is primarily a result the $1.69 million increase in net income before income taxes for the six months ended September 30, 2004 compared to the six months ended September 30, 2003.

         Net Income

         For the six months ended September 30, 2004, net income was $1.22 million compared to net income of $218,943 for the comparable period in 2003, an increase of 457.0%.

         As discussed, the increase in net income is mainly attributable to computer roll-out projects for various school districts in Georgia and Florida, and revenue growth in our commercial customer base as well as continuous cost containment efforts undertaken by the Company.

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

       Since our inception, we have funded our operations primarily from borrowings under our credit facility. We are in compliance with the covenants contained in our loan and security agreement at September 30, 2004. Although we expect to remain in compliance with the financial covenants, no assurance can be given. Our loan and security agreement with Fleet Capital is expiring on November 21, 2004, and we have obtained an extension of the current agreement for 60 days beginning November 22, 2004. The Company and Bank of America Business Capital Corporation (successor by merger to Fleet Capital Corporation) believe that this should be sufficient time to reach a final renewal agreement at mutually agreeable terms. If the Company and Bank of America Business Capital Corporation are not successful in reaching a final agreement by January 21, 2005, the Company will have to find a substitute lender or obtain another extension.

         Our credit facilities as of the current date with our primary trade vendors, GE Access, Ingram Micro, and Tech Data are $6.0 million, $5.0 million and $2.5 million, respectively. Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice. These credit lines could be reduced or eliminated without a notice, and this action could have a material adverse affect our business, result of operations, and financial condition.

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

Liquidity and Capital Resources

         Cash and cash equivalents at September 30, 2004 of $663,595 represented an increase of $658,803 from $4,792 at March 31, 2004. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit. At September 30, 2004, our working capital was increased to $3.32 million from $2.08 as of March 31, 2004. This increase in working capital was primarily attributable to net earnings for the six months ended September 30, 2004.

         Since our inception, we have funded our operations primarily from borrowings under our credit facility. On November 21, 2001, we entered into a three year $10.0 million revolving credit facility with Fleet Capital Corporation, formerly Summit Business Capital Corporation ("Fleet"), under which we may borrow on 85% of our eligible trade receivables. Interest on outstanding loans under the revolving credit facility with Fleet was charged monthly at a fluctuating rate per annum equal to 0.25% above the prime rate and, at our option, interest on up to 50% of the outstanding loans may be charged at LIBOR plus 2.75%. The Fleet revolving credit facility is collateralized by a lien upon and security interest in substantially all of our assets. Since current credit facilities with two of our primary trade vendors (GE Access and Ingram Micro.) were also collateralized by substantially all of our assets, Fleet, GE Access and Ingram Micro have entered into intercreditor agreements, which provide that as regards to these vendors, debt obligations to Fleet are accorded priority. On November 21, 2001, we also entered into a Wholesale Financing Security Agreement with IBM. This credit facility, which is collateralized by a $750,000 letter of credit from Fleet in favor of IBM, affords us up to a like amount of credit to purchase products floored by IBM Global Financing. On January 9, 2002, Fleet issued a $250,000 letter of credit in favor of our landlord for our New York City office, as a security deposit for the building lease. On July 1, 2003, Fleet also issued a $250,000 letter of credit in favor of Selective Insurance Corporation, as collateral for the performance bond issued to The City of Philadelphia, one of our customers. The maximum credit facility is reduced by the outstanding letters of credit.

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

         On November 11, 2004, we obtained an extension of the current agreement for 60 days beginning November 22, 2004. We believe that this should be sufficient time to reach a final renewal agreement at mutually agreeable terms. If we are not successful in reaching a final agreement with Bank of America Business Capital Corporation (successor by merger to Fleet Capital Corporation) by January 21, 2005, then we will have to find a substitute lender or obtain another extension.

         As of September 30, 2004, we were in compliance with all of our financial covenants and we had a $3,390,086 outstanding balance under the credit facility and unused availability of $5,359,514.

         At September 30, 2004, our credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows:

             o Our credit line with GE Access was $6.0 million, with an outstanding principal balance of $5.1 million.

             o Our credit line with Ingram Micro was $5.0 million, with an outstanding principal balance of $2.6 million.

             o Our credit line with Tech Data was $2.5 million, with an outstanding balance of $462,000.

         Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice.

         Capital expenditures of $144,013 during six months ended September 30, 2004 were primarily for the purchase of computer equipment for internal use, and furniture and fixtures. We anticipate our capital expenditures for fiscal year ending March 31, 2005 will be approximately $400,000.

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

Item 3.  Quantitative and Qualitative Information About Market Risk

         We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at September 30, 2004 was approximately $3.4 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $34,000 annually.

Item 4.  Controls and Procedures

         Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 5.  Other Information

         On November 11, 2004, we entered into an agreement with Bank of America Business Capital Corporation (successor by merger to Fleet Capital Corporation) pursuant to which the termination date of the Loan and Security Agreement between Bank of America Business Capital Corporation and us was extended through January 21, 2005. All other material terms of this agreement remain unchanged. This agreement had been schedule to expire on November 21, 2005.

Item 6.  Exhibits

         Exhibit 10.1 - Amendment to Loan and Security Agreement dated as of November 11, 2004, by and between Bank of America Business Capital Corporation (successor by merger to Fleet Capital Corporation) and Emtec, Inc.

         Exhibit 31.1 - Rule 13a-14(a)/15 d-14(a) Certification of John P. Howlett, Principal Executive Officer, of Emtec, Inc. dated November 15, 2004.

         Exhibit 31.2 - Rule 13a-14(a)/15 d-14(a) Certification of Sam Bhatt, Principal Financial Officer, of Emtec, Inc. dated November 15, 2004.

         Exhibit 32.1 - Section 1350 Certificate of John P. Howlett, Principal Executive Officer, of Emtec, Inc. dated November 15, 2004.

         Exhibit 32.2 - Section 1350 Certificate of Sam Bhatt, Principal Financial Officer, of Emtec, Inc. dated November 15, 2004

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


                                          By: /s/ SAM BHATT
                                              ------------------------
                                                  Sam Bhatt
                                                  Vice President - Finance
                                                  (Principal Financial and
                                                  Accounting Officer)

Date: November 15, 2004

                            STATEMENT OF DIFFERENCES

The section symbol shall be expressed as.................................. 'SS'