Form 10-Q
period 2004-12-31
EMTEC INC/NJ
filed 2005-02-14
CIK 5117

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004





                         Commission file number: 0-32789

                                   EMTEC, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                              87-0273300
State of incorporation or organization)                 (I.R.S. Employer Identification No.)


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

         As of February 9, 2005, there were outstanding 7,380,498 shares of the registrant's common stock.

                                   EMTEC, INC.
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2004

                                Table of Contents


PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

         Consolidated Balance Sheets
         December 31, 2004 (Unaudited) and March 31, 2004.....................................................1-2

         Consolidated Statements of Operations
         Three and nine months ended December 31, 2004 (Unaudited)
         and 2003 (Unaudited) ..................................................................................3

         Consolidated Statements of Cash Flows
         Nine months ended December 31, 2004 (Unaudited)
         and 2003 (Unaudited) ..................................................................................4

         Notes to Consolidated Financial Statements (Unaudited) ..............................................5-9

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Result of Operations ..............................................................10-25

Item 3 - Quantitative and Qualitative Information About Market Risk ...........................................26

Item 4 - Controls and Procedures ..............................................................................27

PART II - OTHER INFORMATION

Item 6 - Exhibits..............................................................................................28

SIGNATURES  ...................................................................................................29

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS




                                               December 31,     March 31,
                                                   2004           2004
                                               -----------       --------
                                               (unaudited)

    Assets

Current Assets

Cash and cash equivalents                     $    385,507   $     4,792
Receivables:
  Trade, net                                    16,138,064    15,206,972
  Others                                         1,865,795       289,445
Inventories                                      5,727,382     1,599,166
Prepaid expenses                                   348,039       396,313
Deferred tax assets                                186,368       186,368
                                                ----------    ----------

    Total Current Assets                        24,651,155    17,683,056

Property and equipment, net                        313,935       387,073
Investment in geothermal power unit                542,129       569,960
Deferred tax assets                                103,813       103,813
Intangible assets                                  106,191       118,198
Other assets                                        65,755        46,512
                                               -----------   -----------

    Total Assets                               $25,782,978   $18,908,612
                                               ===========   ===========


        The accompanying notes are integral parts of these consolidated financial statements.

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS







                                               December 31,    March 31,
                                                    2004          2004
                                               ------------   ------------
                                               (unaudited)

    Liabilities and Shareholders' Equity

Current Liabilities

Line of credit                                  $ 4,738,746   $ 2,308,416
Accounts payable                                 12,265,465     9,295,882
Deposits                                            531,790       332,667
Income Tax Payable                                  663,945       279,397
Accrued liabilities                               2,315,055     2,529,885
Deferred revenues                                   689,721       853,393
                                                 ----------    ----------

    Total Current Liabilities                    21,204,722    15,599,640

Deferred revenue                                    682,735       714,573

Deferred tax liability                               25,924        25,924
                                                 ----------    ----------

    Total Liabilities                            21,913,381    16,340,137
                                                 ----------    ----------

Shareholders' Equity

Common stock, $.01 par value; 25,000,000
  shares authorized; 7,380,498 shares issued
  and outstanding                                    73,805        73,805
Additional paid-in capital                        2,294,805     2,294,805
Accumulated earnings                              1,500,987       199,865
                                                -----------   -----------


    Total Shareholders' Equity                    3,869,597     2,568,475
                                                -----------   -----------


    Total Liabilities and
      Shareholders' Equity                      $25,782,978   $18,908,612
                                                ===========   ===========


        The accompanying notes are integral parts of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           Three Months Ended             Nine Months Ended
                                               December 31,                   December 31,
                                        ------------------------         ------------------------
                                          2004           2003              2004           2003
                                        --------       ---------         --------       ---------

Revenues:
  Procurement services                 $21,208,639    $19,648,683    $71,355,830    $65,286,512
  Service and consulting                 3,751,018      4,969,881     11,251,763     13,533,973
  Geothermal                                47,886         47,900        139,921        140,873
                                        ----------     ----------    -----------     ----------

     Total Revenues                     25,007,543     24,666,464     82,747,514     78,961,358
                                        ----------     ----------    -----------     ----------

Cost of Revenues:
  Procurement services                  18,701,165     17,686,595     63,402,197     59,127,426
  Service and consulting                 2,571,789      3,094,958      7,706,300      8,917,374
  Geothermal                                20,741         61,167         54,817         91,249
                                        ----------     ----------    -----------     ----------

     Total Cost of Revenues             21,293,695     20,842,720     71,163,314     68,136,049
                                        ----------     ----------    -----------     ----------
Gross Profit:

  Procurement services                   2,507,474      1,962,088      7,953,633      6,159,086
  Service and consulting                 1,179,229      1,874,923      3,545,463      4,616,599
  Geothermal                                27,145        (13,267)        85,104         49,624
                                        ----------     -----------   -----------     ----------

     Total Gross Profit                  3,713,848      3,823,744     11,584,200     10,825,309
                                        ----------     ----------    -----------     ----------
Operating Expenses:

  Selling, general and
   administrative                        3,517,096      3,350,077      9,355,359      9,934,891
  Interest                                  47,686         75,333        145,243        247,885
                                        ----------     ----------    -----------      ---------

     Total Operating Expenses            3,564,782      3,425,410      9,500,602     10,182,776
                                        ----------     ----------    -----------     ----------

Income Before Income Tax Expense           149,066        398,334      2,083,598        642,533

Income tax expense                          67,476         78,008        782,476        103,264
                                        ----------    -----------    -----------    -----------

Net Income                              $   81,590    $   320,326    $ 1,301,122    $   539,269
                                        ==========    ===========    ===========    ===========

Net Income Per Share -

Basic                                   $    .01      $      .04     $     .18      $    .08

Diluted                                 $    .01      $      .04     $     .17      $    .07

Weighted Average Number Of
  Shares Outstanding {Basic}             7,380,498       7,194,628      7,380,498      7,118,680

Weighted Average Number Of
  Shares Outstanding {Diluted}           7,659,171       7,504,498      7,588,946      7,470,137

        The accompanying notes are integral parts of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                     Nine Months Ended:
                                                  -----------------------
                                                 December 31,   December 31,
                                                     2004          2003
                                                  ----------    -----------
Cash Flows From Operating Activities

Net income for the nine months                   $ 1,301,122    $   539,269

Adjustments to Reconcile Net Income To Net
  Cash Used In Operating Activities
Depreciation and amortization                        274,799        504,071
Impairment charges                                      -           223,858
Deferred income tax                                     -           106,876
Issuance of stock compensation                          -            87,000

Changes In Operating Assets and Liabilities
Increase in receivables                           (2,507,443)    (4,505,974)
(Increase) Decrease in inventories                (4,128,216)     1,106,455
Decrease (Increase) in prepaid expenses               48,274        (11,426)
(Increase) Decrease in other assets                  (19,243)         2,313
Increase in accounts payable                       2,969,581      5,956,235
Increase (Decrease)in deposits                       199,123       (298,127)
Increase in income tax payable                       384,548         -
Decrease in accrued liabilities                     (215,220)       (32,373)
Decrease in deferred revenue                        (195,509)      (413,067)
                                                  ----------     ----------
Net Cash (Used In) Provided By
  Operating Activities                            (1,888,184)     3,265,110
                                                  ----------     ----------

Cash Flows From Investing Activities
Purchases of equipment                              (161,432)       (82,369)
                                                  ----------     ----------

Net Cash Used In Investing Activities               (161,432)       (82,369)
                                                  ----------     ----------

Cash Flows From Financing Activities

Net Increase (Decrease) in line of credit          2,430,330     (4,783,935)
                                                  ----------   ------------

Net Cash Provided By (Used In)
  Financing Activities                             2,430,330     (4,783,935)
                                                  ----------   ------------

Net Increase (Decrease) in Cash and Cash
Equivalents                                          380,715     (1,601,194)

Beginning Cash and Cash Equivalents                    4,792      1,792,101
                                                  ----------   ------------

Ending Cash and Cash Equivalents                  $  385,507   $    190,907
                                                  ==========   ============


        The accompanying notes are integral parts of these consolidated financial statements.

                                   EMTEC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (unaudited)

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

The Company did not elect to change to the fair value based method of accounting for stock-based employees' compensation during the quarter ended December 31, 2004. Accordingly, the adoption of SFAS No. 148 did not affect the Company's financial condition or results of operations. However, SFAS No. 148 requires that information be provided as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net income (loss) and earnings (loss) per share.

Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, the Company's net income (loss) and basic and diluted earnings (loss) per share would have been changed from the "as reported" amounts to the "pro forma" amounts as follows:

                                     Three Months Ended             Nine Months Ended
                                        December 31,                   December 31,
                                  ------------------------     ---------------------------
    Pro Forma:
                                     2004          2003            2004            2003
                                  ---------     ----------     ------------     ----------
Net Income as reported            $  81,590     $  320,326     $  1,301,122     $  539,269

Less: Stock-based compensation
under SFAS 123                      (24,288)          (900)         (24,288)       ( 2,703)
                                    -------        -------          -------        -------

Pro Forma Net Income              $  57,302     $  319,426     $  1,276,834     $  536,566
                                  ---------     ----------     ------------     ----------

Pro Forma:

Net Income Per Share Basic        $  .01        $  .04         $    .17         $  .08
                                  --------------------------------------------------------
Net Income Per Share Diluted      $  .01        $  .04         $    .17         $  .07
                                  --------------------------------------------------------

Option activity is summarized in the following table:

       Options outstanding - October 1, 2004                      405,228

       Activity for the three months ended December 31, 2004:
       Options granted                                             60,000
       Options exercised                                             -
       Options forfeited or expired                               (17,106)
                                                                  -------

       Options outstanding - December 31, 2004                    448,122
                                                                  =======

3.       Line of Credit

On December 10, 2004, the Company entered into an amendment to the Loan and Security Agreement with Bank of America Business Capital Corporation(successor by merger to Fleet Capital Corporation) ("BOA") extending its credit facility through November 21, 2006. The amendment increased the Company's credit facility from $10 million to $12 million. The Company can borrow up to a lesser of $12 million minus outstanding letter of credits or 85% of eligible accounts receivable minus the outstanding letter of credit obligations. Interest on outstanding loans under the revolving credit facility with BOA is charged monthly at a fluctuating rate per annum equal to 0.25% above the Prime Rate and, at the Company's option, interest on the outstanding loans may be charged at LIBOR plus 2.75%. The BOA revolving credit facility is collateralized by a lien upon and security interest in substantially all of the Company assets. Since current credit facilities with two of the Company's primary trade vendors (GE Access and Ingram Micro.) were also collateralized by substantially all of the Company's assets, BOA, GE Access and Ingram Micro have entered into intercreditor agreements, which provide that as regards to these vendors, debt obligations to BOA are accorded priority.

As of December 31, 2004, the Company was in compliance with all its financial covenants and had a $4.74 million outstanding balance under the credit facility and an unused availability of $6.26 million and the Company had $1 million in outstanding letter of credit obligations.


4.       Trade Receivables

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of the accounts. Trade accounts receivable consists of the following:

--------------------------------------------------------------------------------------
                                          December 31, 2004            March 31, 2004
--------------------------------------------------------------------------------------
Trade Receivable                               $ 16,698,606               $15,570,374
--------------------------------------------------------------------------------------
Allowance for doubtful accounts                    (560,542)                 (363,402)
                                                  ---------                 ---------
--------------------------------------------------------------------------------------
Trade Receivable, net                          $ 16,138,064               $15,206,972
                                               ------------               -----------
--------------------------------------------------------------------------------------

5.       Inventory

Inventories are stated at lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase price. The Company provides an inventory reserve for obsolescence and deterioration based on management's review of product sales. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $595,928 and $722,551 at December 31, 2004 and March 31, 2004, respectively. The Company disposed of $159,000 of old and obsolete inventory during this quarter of which $143,000 was charged against the inventory reserve and the remaining $16,000 was charged to the cost of revenues.

6.       Major Customers

Five major customers in the aggregate accounted for approximately 87% and 62% of the Company's net sales for the three months ended December 31, 2004 and 2003, respectively. The same five major customers accounted for in the aggregate approximately 67% and 65% of the Company's net sales for the nine months ended December 31, 2004 and 2003, respectively.

While the Company believes its relationship with these customers will continue, there can be no assurance that sales to these customers will continue at all or at the same level.

7.       Related Party Transactions

The Company moved its 2990 Gateway Drive, Norcross, GA office and warehouse location to 500 Satellite Blvd., Suwanee, GA on December 1, 2004. The Company is occupying approximately 21,000 square feet of office and warehouse space out of a total of approximately 70,000 square feet. This space is leased from GS&T Properties, LLC, in which Messrs. John Howlett and Ronald Seitz, each an executive officer and director of the Company, are passive investors, each owning an approximately 10% equity interest. The lease term is for 5 years with monthly base rent of $12,500.

8.       Office Consolidation

At December 31, 2004, the Company completed the final phase of its office consolidation plan by entering into an agreement to sub-lease its office space at 880 3rd Avenue in New York City. The June 2008 term of the sublease coincides with the term of the Company's underlying lease. The sublease is expected to generate approximately $15,000 in monthly rental receipts to the Company to partially offset approximately $25,000 in monthly rent payments to be made by the Company pursuant to its underlying lease commitment through June 2008.

The Company has recorded a one-time charge of $470,000 to sales, general and administrative expenses for the three months ended December 31, 2004. This charge was computed based upon the net present value of the Company's remaining lease obligation in excess of the present value of expected rental receipts under the sub-lease.

The company has moved its New York City office to a much smaller shared office space located at 116 West 23rd Street, New York. The term of this lease is for fourteen months at monthly base rent of $1300.

9.       Segment Information

The Company has adopted Statements of Financial Accounting Standards No. 131, "Disclosures about segments of an Enterprise and Related Information,". The Company's business activities are considered to be in two business segments, our Information Technology Division and our Geothermal Division.

Summarized financial information relating to the Company's operating segments are as follows:

    For the three months ended December 31:        2004              2003
    ------------------------------------------------------------------------

         Revenues

         Information Technology                 $ 24,959,657     $ 24,618,564
         Geothermal                                   47,886           47,900
                                                      ------           ------

              Total Revenues                    $ 25,007,543     $ 24,666,464
                                                ============     ============
         Operating Profit/(Loss)

         Information Technology                 $    133,408     $    426,641
         Geothermal                                   15,658          (28,307)
                                                      ------          -------

         Net Segment Operating
           Income                               $    149,066     $    398,334
         Income Tax Expense                           67,476           78,008
                                                ------------           ------

         Net Income                             $     81,590     $    320,326
                                                ============     ============

    For the nine months ended December 31:         2004              2003
    ------------------------------------------------------------------------
         Revenues

         Information Technology                 $ 82,607,593     $ 78,820,485
         Geothermal                                  139,921          140,873
                                                     -------          -------

              Total Revenues                    $ 82,747,514     $ 78,961,358
                                                ============     ============

         Operating Profit/(Loss)

         Information Technology                 $  2,033,369     $    635,717
         Geothermal                                   50,229            6,816
                                                      ------            -----

         Net Segment Operating
           Income                               $  2,083,598     $    642,533
         Income Tax Expense                          782,476          103,264
                                                ------------          -------

         Net Income                             $  1,301,122     $    539,269
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

     o  Revenue Recognition

     We recognize revenues when the earning process is complete, evidenced by an agreement between us and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. Procurement services revenue represents sales of computer hardware and pre-packaged software. These arrangements often include software installations, configurations, and imaging, along with delivery and set-up of hardware. We follow the criteria contained in EITF 00-21 and SAB 104 in recognizing revenue associated with these transactions. We perform all software installations, configurations and imaging services at our locations prior to the delivery of the product. Some customer arrangements include "set-up" services performed at customer locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at customer workstations by plugging in all necessary connections, etc. This service is usually done on the same day as delivery. Revenue is recognized at date of delivery, except as follows:

         o In some instances, the "set-up" service is performed after date of delivery. We recognize revenue for the "hardware" component at date of delivery when the amount of revenue allocable to this component is not contingent upon the completion of "set-up" services and therefore, our customer has agreed that the transaction is complete as to the "hardware" component. In instances where our customer does not accept delivery until "set-up" services are completed, we defer all revenue in the transaction until customer acceptance occurs.

         o There are occasions when a customer requests a transaction on a "bill & hold" basis. We follow the SAB 104 criteria and recognize revenue prior to date of physical delivery only when all the criteria are met as follows:

                o  Risks of ownership have passed to our customer

                o  The customer has made a fixed commitment, in writing.

                o  A fixed delivery schedule is established

                o  We have not retained any specific performance obligations.

                o We segregate the customer's ordered goods from our general inventory and the order is complete and ready for shipment.

     We do not modify our normal billing and credit terms for such customers. Our customer is invoiced at the date of revenue recognition when all of the above criteria have been met.

     We have experienced minimal customer returns. Since all eligible products must be returned to us within 30 days from the date of the invoice, we reduce the procurement services revenue and cost of procurement services in each accounting period based on the actual returns that occurred in the next 30 days after the close of the accounting period

     Service and consulting contracts include time billings based upon billable hours charged to the customers, fixed price short-term projects, hardware maintenance contracts, and manufacturer support service contracts. These contracts generally are task specific and do not involve multiple deliverables. Revenues from time billings are recognized as services are delivered. Revenues from short-term fixed price projects are recognized using the percentage of completion method, whenever reliable estimates of progress toward completion are available. Revenues from hardware maintenance contracts are recognized ratably over the contract period. Net revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately on their contract sale date. Manufacturer support service contracts contain cancellation privileges that allow our customers' to terminate a contract with 90 days written notice. In this event, the customer is entitled to a pro-rated refund based on the remaining term of the contract and we would owe the manufacturer a pro-rated refund of the cost of the contract. However, we have experienced no customer cancellations of any significance during our most recent 3-year history and do not expect cancellations of any significance in the future.

     o   Trade Receivables

         We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a "critical accounting estimate" because changes in it can significantly affect net income. Allowance for doubtful accounts was $560,542 and $363,402 as of December 31, 2004 and March 31, 2004, respectively.

     o   Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase prices. We provide an inventory reserve for obsolescence and deterioration based on management's review of the current status of the excess inventory, its age, and net realizable value based upon assumptions about future demand and market condition. At December 31, 2004, and March 31, 2004, inventory reserve was $595,928 and $722,551, respectively. We disposed of $159,000 of old and obsolete inventory during this quarter of which $143,000 was charged against the inventory reserve and the remaining $16,000 was charged to the cost of revenues.


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

                                                     Original Cost         Estimated Life
                                                     -------------         --------------

                                               Dec. 2004       March 2004     (Years)
                                               ---------       ----------     -------

        Computer equipment                    $ 3,799,176     $ 3,643,052        3
        Furniture and fixtures                    360,205         357,845        5
        Leasehold improvements                    244,847         244,847        5
        Vehicles                                   80,984          80,984        2
                                              -----------     -----------

        Total Property and Equipment          $ 4,485,212     $ 4,326,728

           Less: accumulated depreciation
           and amortization                    (4,171,277)     (3,939,655)
                                              -----------     -----------

        Net book value                        $   313,935     $   387,073
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

         We were assigned a contract to supply computer hardware and services to the State of New Jersey in the August 12, 2002 acquisition of Acentra Technologies, Inc. This contract was valued at $100,000 in the acquisition. Amortization expense was expensed based upon then contract term scheduled to end in May 2004. The contract, which is subject to annual renewal by mutual agreement, was instead extended by the State of New Jersey through June 2005. The net carrying value for this contract amounted to $0 and $9,091 at December 31, 2004 and March 31, 2004, respectively.

     o   Income Taxes

         Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. Income tax expense, as a percentage of income before taxes, increased for the nine months ended December 31, 2004, as compared to the nine months ended December 31, 2003. This increase is a result of the utilization of approximately $850,000 of federal tax loss carryforwards during the year ended March 31, 2004. The Company had previously recorded significant valuation allowances for deferred tax assets, which effectively reduced the income tax expense percentage during the year ended March 31, 2004.

Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the three months ended December 31, 2004, and 2003.


                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         Three Months Ended December 31,



                                                2004           2003            Change           %
-----------------------------------------------------------------------------------------------------
Revenues

Procurement services                       $ 21,208,639    $ 19,648,683     $  1,559,956        7.9%
Service and consulting                        3,751,018       4,969,881     $ (1,218,863)     -24.5%
Geothermal                                       47,886          47,900     $        (14)       0.0%
                                           ------------    ------------
Total Revenues                               25,007,543      24,666,464     $    341,079        1.4%
                                           ------------    ------------

Cost of Revenues
Procurement services                         18,701,165      17,686,595     $  1,014,570        5.7%
Service and consulting                        2,571,789       3,094,958     $   (523,169)     -16.9%
Geothermal                                       20,741          61,167     $    (40,426)     -66.1%
                                           ------------    ------------
Total Cost of Revenues                       21,293,695      20,842,720     $    450,975        2.2%
                                           ------------    ------------
 Percent of revenues                               85.1%           84.5%

Gross Profit
Procurement services                          2,507,474       1,962,088     $    545,386       27.8%
Service and consulting                        1,179,229       1,874,923     $   (695,694)     -37.1%
Geothermal                                       27,145         (13,267)    $     40,412      304.6%
                                           ------------    ------------
Total Gross Profit                            3,713,848       3,823,744     $   (109,896)     -2.9%
                                           ------------    ------------
 Percent of revenue                               14.9%            15.5%

Operating Expenses
Sales, General & Administrative Expenses      3,517,096       3,350,077     $    167,019        5.0%
Interest Expense                                 47,686          75,333     $    (27,647)     -36.7%
                                           ------------    ------------
Total Operating Expenses                      3,564,782       3,425,410     $    139,372        4.1%
                                           ------------    ------------
 Percent of revenue                                14.3%           13.9%

Income Before Income Tax                        149,066         398,334     $   (249,268)     -62.6%

Income Tax Expense                               67,476          78,008     $    (10,532)     -13.5%
                                           ------------    ------------

Net Income                                 $     81,590    $    320,326     $   (238,736)     -74.5%
                                           ============    ============     ============      =====

Income Per Share Basic                     $       0.01    $       0.04
                                           ============    ============
Income Per Share  Diluted                  $       0.01    $       0.04
                                           ============    ============


Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003.

         Total Revenues

         Total revenues for our IT business, which includes services and consulting revenue, and procurement revenues, increased by 1.4% or $341,093, to $24.96 million for the quarter ended December 31, 2004, compared to $24.62 million for the quarter ended December 31, 2003. This increase is primarily attributable to a growth in our commercial customers' IT spending. Total IT revenue associated with our commercial customers increased by approximately $2.8 million as compared with the prior quarter; this increase was partially off-set by approximately $2.4 million decrease in computer roll-out projects for the various state agencies in the State of New Jersey.

         Procurement revenues increased by 7.9%, or $1.56 million, to $21.21 million for the quarter ended December 31, 2004, as compared to $19.65 million for the quarter ended December 31, 2003. This change is primarily attributable to reasons discussed above.

         Services and consulting revenue decreased by 24.5%, or $1.22 million, to $3.75 million for the quarter ended December 31, 2004 compared to $4.97 million for the quarter ended December 31, 2003. This decrease in services and consulting revenue is mainly due to overall decrease in our installation services associated with computer roll-out projects for the various state agencies in the State of New Jersey, and decrease in our manufacturers' support service contract revenue. The decrease in manufacturers' support service contract is mainly due to the non-renewal of an annual maintenance contract by one of our major commercial customers. Net revenue associated with this sale was approximately $800,000 recognized in the quarter ended December 31, 2003.

         During the fourth quarter of our fiscal year ending March 31, 2005, our contract with the State of New Jersey was extended through June 30, 2005, and we expect our revenues from commercial customer base will continue to grow, and to roll-out over 1200 computers to a school district in GA. Our inventory at December 31, 2004 was increased by approximately 350% as compared with the inventory at March 31, 2004. This increase was mainly due to our receipt of products from our distributors that were ordered by a customer for computer roll-out projects starting in January 2005 for a school district in GA.

         Five major customers accounted in the aggregate for approximately 87.0% and 62.0% of our revenues for the quarter ended December 31, 2004 and 2003, respectively. These top five customers are Gwinnett County Schools, Duval County Schools, General Electric, Cox Communications and the State of New Jersey. We anticipate that these customer concentrations will continue for the foreseeable future. The loss of any of these customers may cause results of operations to vary materially from those anticipated.

         Geothermal revenues of $47,886 for the quarter ended December 31, 2004 are consistent with prior quarter. Our average geothermal revenue is approximately $45,000 a quarter. We do not expect any significant change in the average revenue in the future quarters.

         Gross Profit

         Aggregate gross profit for our IT business decreased by 3.9%, or $150,308, to $3.69 million for the quarter ended December 31, 2004. Measured as a percentage of total revenues for our IT business, our overall gross profit margin decreased to 14.8% of total revenues for the quarter ended December 31, 2004 from 15.6% for the quarter ended December 31, 2003. The reasons for these decreases are discussed in the two paragraphs below.

         Gross profit for product sales increased by 27.8%, or $545,386, to $2.51 million for the quarter ended December 31, 2004 as compared with $1.96 million for the quarter ended December 31, 2003. This increase is primarily attributable to a growth in our commercial customers' IT spending and our greater selling efforts. Measured as a percentage of procurement revenues, our gross profit margin increased to 11.8% of procurement revenue for the quarter ended December 31, 2004 from 10.0% for the quarter ended December 31, 2003. This percentage increase is primarily attributable to greater selling efforts and favorable price drops and other incentives offered by manufacturers. We can not predict that price drops like these are going to repeat in the future.

         Gross profit for service and consulting revenues decreased by 37.1%, or $695,694, to $1.18 million for the quarter ended December 31, 2004 as compared with $1.87 million for the quarter ended December 31, 2003. Also, measured as a percentage of services and consulting revenues, our gross margin attributable to services and consulting revenue decreased to 31.4% of services and consulting revenue for the quarter ended December 31, 2004 from 37.7% for the quarter ended December 31, 2003. Even though our billing rates (total revenue generated divided by total billable hours available during the period) and utilization rates (billable hours divided by paid hours) of engineers were higher during this quarter, both of these decreases were mainly due to the non-renewal of a manufacturers' support service contract sold to one customer in the prior quarter as discussed in the revenue section.

         We must continue to manage billing rates and utilization rates effectively to remain competitive.

         The geothermal gross profit increased by 304.6%, or $40,412, to $27,415 for the quarter ended December 31, 2004 compared with $(13,267) for the quarter ended December 31, 2003. This is mainly due to approximately $40,000 higher operating and maintenance expense associated with the geothermal unit in the quarter ended December 31, 2003 that was unusual in nature. We have not seen such a high operating and maintenance expense in the last four quarters nor do we expect to see such an expense in the foreseeable future.

         Sales, General, and Administrative Expenses

         Sales, general and administrative expenses increased by 5.0%, or $167,019, to $2.51 million for the quarter ended December 31, 2004. This increase is mainly due to a one-time charge of $470,000 associated with the sub-lease of our New York office located at 880 3rd Avenue. This charge is a present value of the difference between obligations to the landlord at 880 3rd Avenue minus the expected future rental income to be received from the sub-tenant through June 30, 2008. Without this one time charge of $470,000, our sales, general and administrative expenses would have decreased by 9.0%, or $302,981, to $3.05 million for the quarter ended December 31, 2004 as compared with $3.35 million for the quarter ended December 31, 2003. This decrease is primarily attributable to our continuous focus on cost containment measures and the following:

     o Consolidation of our operations, administrative and inventory warehousing functions from Mt. Laurel, NJ and Cranford, NJ to Trenton, NJ.

     o No bonus charges in connection with the earning share agreements with prior three owners of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. These earning share agreements expired on August 31, 2004.

     o Much lower depreciation expense due to write-down of Network Operation Center and Help Desk assets during fiscal 2004.

          We estimate starting January 2005, our cash flow will be improved by approximately $165,000 annually, and our net rent expense will be reduced by approximately $300,000 annually attributable to the sub-lease of our former NYC office.

         In spite of vigorous cost containment efforts, various factors, such as retention of employees, costs associated with marketing and selling activities, compliance costs associated with new Securities and Exchange Commission rules, and insurance markets may increase our sales, general and administrative expenses and this could have a negative impact on fiscal year 2005.

         Interest expense

         Interest expense decreased by 36.7%, or $27,647, to $47,686 for the quarter ended December 31, 2004 as compared with $75,333 for the quarter ended December 31, 2003. This decrease is primarily attributable to a lower balance on our line of credit, lower days sales outstanding, and lower interest charged by our lender starting this quarter than prior quarters.

         Income Taxes

         Income tax expense, as a percentage of income before income taxes, increased for the quarter ended December 31, 2004 as compared to the quarter ended December 31, 2003. This increase is a result of the utilization of federal tax loss carryforwards during the year ended March 31, 2004. The Company had previously recorded significant valuation allowances for deferred tax assets, which effectively reduced the income tax expense percentage during the year ended March 31, 2004.

         Net Income

         For the three months ended December 31, 2004, net income was $81,590 compared to net income of $320,326 for the comparable period in 2003, a decrease of 74.5%.

         As discussed, the decrease in net income is mainly due to the loss of a manufacturers' support service contract sold to one customer in the prior quarter and an increase in SG&A expenses due to a one-time charge of $470,000 associated with the sub-lease of our New York office. Without this one-time charge, net of income tax, our net income for the quarter ended December 31, 2004 would have been approximately $400,000 for the quarter ended December 31, 2004.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended
December 31, 2004.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the nine months ended December 31, 2004, and 2003.

                                 EMTEC, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                      Nine Months Ended December 31,


                                                       2004                2003            Change           %
--------------------------------------------------------------------------------------------------------------------
Revenues

Procurement services                                 $ 71,355,830        $ 65,286,512      $ 6,069,318         9.3%
Service and consulting                                 11,251,763          13,533,973      $(2,282,210)      -16.9%
Geothermal                                                139,921             140,873      $      (952)       -0.7%
                                                     ------------        ------------
Total Revenues                                         82,747,514          78,961,358      $ 3,786,156         4.8%
                                                     ------------        ------------

Cost of Revenues
Procurement services                                   63,402,197          59,127,426      $ 4,274,771         7.2%
Service and consulting                                  7,706,300           8,917,374      $(1,211,074)      -13.6%
Geothermal                                                 54,817              91,249      $   (36,432)      -39.9%
                                                     ------------        ------------
Total Cost of Revenues                                 71,163,314          68,136,049      $ 3,027,265         4.4%
                                                     ------------        ------------
 Percent of revenues                                        86.0%               86.3%

Gross Profit
Procurement services                                    7,953,633           6,159,086      $ 1,794,547        29.1%
Service and consulting                                  3,545,463           4,616,599      $(1,071,136)      -23.2%
Geothermal                                                 85,104              49,624      $    35,480        71.5%
                                                     ------------        ------------
Total Gross Profit                                     11,584,200          10,825,309      $   758,891         7.0%
                                                     ------------        ------------
 Percent of revenue                                         14.0%               13.7%

Operating Expenses
Sales, General & Administrative Expenses                9,355,359           9,934,891       $ (579,532)       -5.8%
Interest Expense                                          145,243             247,885       $ (102,642)      -41.4%
                                                     ------------        ------------
Total Operating Expenses                                9,500,602          10,182,776       $ (682,174)       -6.7%
                                                     ------------        ------------
 Percent of revenue                                         11.5%               12.9%

Income Before Income Tax                                2,083,598             642,533       $1,441,065       224.3%

Income Tax Expense                                        782,476             103,264       $  679,212       657.7%
                                                     ------------        ------------

Net Income                                           $  1,301,122        $    539,269       $  761,853       141.3%
                                                     ============        ============       ==========
Income Per Share Basic                               $     0.18          $     0.08
                                                     ============        ============
Income Per Share  Diluted                            $     0.17          $     0.07
                                                     ============        ============


         Total Revenues


Total revenues for our IT business, which includes services and consulting revenue, and procurement revenues, increased by 4.8% or $3.79 million, to $82.61 million for the nine months ended December 31, 2004, compared to $78.82 million for the nine months ended December 31, 2003. This increase is primarily attributable to computer roll-out projects for various school districts in Georgia, and Florida as well as recent sales growth in our commercial customer base. Total IT revenue associated with our commercial customers and revenue associated with computer roll-out projects increased by approximately $15.0 million as compared with the prior period, this increase was off-set partially by approximately $11.3 million decrease in computer roll-out projects for the various state agencies in the State of New Jersey.

         Procurement revenues increased by 9.3%, or $6.07 million, to $71.36 million for the nine months ended December 31, 2004. This change is primarily attributable to reasons discussed above.

         Services and consulting revenue decreased by 16.9%, or $2.28 million, to $11.25 million for the nine months ended December 31, 2004 compared to $13.53 million for the nine months ended December 31, 2003. This decrease in services and consulting revenue is mainly due to overall decrease in our installation services associated with computer roll-out projects for the various state agencies in the State of New Jersey, and decrease in our manufacturers' support service contract revenue. The decrease in manufacturers' support service contract is mainly due to the non-renewal of an annual maintenance contract by one of our major commercial customers.

         Five major customers accounted in the aggregate for approximately 67% and 65% of our revenues for the nine months ended December 31, 2004 and 2003, respectively. We anticipate that these customer concentrations will continue for the foreseeable future. The loss of any one of these customers may cause results of operations to vary materially from those anticipated.

         Geothermal revenues of $139,921 for the nine months ended December 31, 2004 is consistent with comparable prior period.

         Gross Profit

         Aggregate gross profit for our IT business increased by 6.7%, or $723,411, to $11.50 million for the nine months ended December 31, 2004. This increase is mainly attributable to computer roll-out projects for various school districts in Georgia and Florida, and sales growth in our commercial customer base. Measured as a percentage of total revenues for our IT business, our overall gross profit margin increased to 13.9% of total revenues for the nine months ended December 31, 2004 from 13.7% for the nine months ended December 31, 2003. The reasons for this increase are discussed in the two paragraphs below.

          Gross profit for product sales increased by 29.1%, or $1.79 million, to $7.95 million for the nine months ended December 31, 2004 as compared with $6.16 million for the nine months ended December 31, 2003. This increase is primarily attributable to computer roll-out projects for various school districts in Georgia, and Florida as well as recent sales growth in our commercial customer base as discussed in the revenue section above and increase in the gross profit margin. Measured as a percentage of procurement revenues, our gross profit margin increased to 11.1% of procurement revenue for the nine months ended December 31, 2004 from 9.4% for the nine months ended December 31, 2003. This percentage increase is primarily attributable to greater selling efforts and favorable price drops and other incentives offered by manufacturers. We can not predict that price drops like these are going to repeat in the future.

         Gross profit for service and consulting revenue decreased by 23.2%, or $1.07 million, to $3.55 million for the nine months ended December 31, 2004 as compared with $4.62 million for the nine months ended December 31, 2003. This decrease is mainly due to an over-all decrease in IT spending particularly with various state agencies in the State of New Jersey, a non-renewal of manufacturers' support service contract sold to one customer in the prior period as discussed in the revenue section and our inability to attract new major customers. Measured as a percentage of service and consulting revenue, our gross margin attributable to service and consulting revenue decreased to 31.5% of service and consulting revenue for the nine months ended December 31, 2004 from 34.1% for the nine months ended December 31, 2003. This decrease in services and consulting gross margin was mainly due to the non-renewal of manufacturers' support service contract sold to one customer during the nine months ended December 31, 2003.

         The geothermal gross profit increased by 71.5%, or $35,480, to $85,104 for the nine months ended December 31, 2004 compared with $49,624 for the nine months ended December 31, 2003. This is mainly due to approximately $40,000 higher operating and maintenance expense associated with the geothermal unit in the quarter ended December 31, 2003 that was unusual in nature. We have not seen such a high operating and maintenance expense in the last four quarters nor do we expect to see such an expense in the foreseeable future periods.

          Sales, General, and Administrative Expenses

         Sales, general and administrative expenses decreased by 5.8%, or $579,532, to $9.36 million for the nine months ended December 31, 2004. This decrease includes a one-time charge of $470,000 associated with the sub-lease of our New York office located at 880 3rd Avenue. This charge is a present value of the difference between obligations to the landlord minus the expected future rental income to be received from the sub-tenant through June 30, 2008. Without this one time charge of $470,000, our sales, general and administrative expenses would have decreased by 10.6%, or $1.05 million, to $8.89 million for the nine months ended December 31, 2004 as compared with $9.93 million for the nine months ended December 31, 2003. This decrease is primarily attributable to our continuous focus on cost containment measures and the following:

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

          o Much lower depreciation expense in the current fiscal year due to write-down of NOC and Help Desk assets during fiscal 2004.

         We estimate starting January 2005, our cash flow will be improved by approximately $165,000 annually, and our net rent expense will be reduced by approximately $300,000 annually attributable to the sub-lease of our former NYC office.

         In spite of our vigorous cost containment efforts, various factors, such as retention of employees, costs associated with marketing and selling activities, compliance costs associated with new Securities and Exchange Commission rules, and insurance markets may increase our sales, general and administrative expenses and this could have a negative impact on fiscal year 2005.

         Interest expense

         Interest expense decreased by 41.4%, or $102,642, to $145,243 for the nine months ended December 31, 2004 as compared with $247,885 for the nine months ended December 31, 2003. This decrease is primarily attributable to a lower balance on our line of credit, lower days sales outstanding, and lower interest charged by the lender during the period than prior period.

         Income Taxes

         Income tax expense, as a percentage of income before income taxes, increased for the nine months ended December 31, 2004 to $785,476, as compared to $103,264 for the nine months ended December 31, 2003. This increase is primarily a result the $1.44 million increase in net income before income taxes for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 and the utilization of federal tax loss carryforwards during the year ended March 31, 2004. The Company had previously recorded significant valuation allowances for deferred tax assets, which effectively reduced the income tax expense percentage during the year ended March 31, 2004.

         Net Income

         For the nine months ended December 31, 2004, net income was $1.30 million compared to net income of $539,269 for the comparable period in 2003, an increase of 141.3%.

         As discussed, the increase in net income is mainly attributable to computer roll-out projects for various school districts in Georgia and Florida, and revenue growth in our commercial customer base as well as continuous cost containment efforts undertaken by the Company. The reported net income for the nine months ended December 31, 2004 includes a one-time charge of $470,000 associated with the sub-lease of our New York office. Without this one-time charge, net of income tax, our net income for the nine months ended December 31, 2004 would have been approximately $1.61 million for the nine months ended December 31, 2004.

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

       Since our inception, we have funded our operations primarily from borrowings under our credit facility. We are in compliance with the covenants contained in our loan and security agreement at December 31, 2004. Although we expect to remain in compliance with the financial covenants, no assurance can be given.

        At December 31, 2004, credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows: $6.6 million, $5.0 million and $1.5 million, respectively. Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice. These credit lines could be reduced or eliminated without a notice, and this action could have a material adverse affect our business, result of operations, and financial condition.

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

Liquidity and Capital Resources

         Cash and cash equivalents at December 31, 2004 of $385,507 represented an increase of $380,715 from $4,792 at March 31, 2004. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit. At December 31, 2004, our working capital was increased to $3.45 million from $2.08 as of March 31, 2004. This increase in working capital was primarily attributable to net earnings for the nine months ended December 31, 2004.

         Since our inception, we have funded our operations primarily from borrowings under our credit facility. On December 10, 2004, we entered into an amendment to the Loan and Security Agreement with Bank of America Business Capital Corporation (successor by merger to Fleet Capital Corporation) ("BOA") extending our credit facility through November 21, 2006. This amendment increased our credit facility from $10 million to $12 million. We can borrow up to a lesser of $12 million minus the outstanding letter of credit obligations or 85% of eligible accounts receivable minus the outstanding letter of credit obligations. Interest on outstanding loans under our revolving credit facility with BOA is charged monthly at a fluctuating rate per annum equal to 0.25% above the Prime Rate and, at our option, interest on the outstanding loans may be charged at LIBOR plus 2.75%. The BOA revolving credit facility is collateralized by a lien upon and security interest in substantially all of our assets. Since current credit facilities with two of our primary trade vendors (GE Access and Ingram Micro.) were also collateralized by substantially all of our assets, Fleet, GE Access and Ingram Micro have entered into intercreditor agreements, which provide that as regards to these vendors, debt obligations to BOA are accorded priority.

         As of December 31, 2004, we were in compliance with all of our financial covenants and we had a $4.74 million outstanding balance under the credit facility and an unused availability of $6.26 million and we had $1 million in outstanding letter of credit obligations.

         At December 31, 2004, our credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows:

          o Our credit line with GE Access was $6.6 million, with an outstanding principal balance of $6.6 million.

          o Our credit line with Ingram Micro was $5.0 million, with an outstanding principal balance of $2.6 million.

          o Our credit line with Tech Data was $1.5 million, with an outstanding balance of $519,000.

         Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice.

         Capital expenditures of $161,432 during nine months ended December 31, 2004 were primarily for the purchase of computer equipment for internal use, and furniture and fixtures. We anticipate our capital expenditures for fiscal year ending March 31, 2005 will be approximately $250.000.

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

Item 3.           Quantitative and Qualitative Information About Market Risk

         We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at December 31, 2004 was approximately $3.3 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $33,000 annually.

Item 4.    Controls and Procedures

           Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                         By:  /s/ SAM BHATT
                                              ---------------------------------
                                                  Sam Bhatt
                                                  Vice President - Finance
                                                  (Principal Financial and
                                                  Accounting Officer)

Date: February 14, 2005

                          STATEMENT OF DIFFERENCES

The section symbol shall be expressed as.............................. 'SS'