Form 10-K
period 2004-12-31
EMTEC INC/NJ
filed 2005-07-14
CIK 5117

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 ______________ FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from.................to.........................

Commission file number: 0-32789

EMTEC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	87-0273300 (I.R.S. Employer Identification No.)

572 Whitehead Road, Bldg#1 Trenton, New Jersey 08619 (Address of principal executive offices, including zip code)

(609)-528-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
————————————————

Title of class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2004 was approximately $4,040,696 computed by reference to the closing price of the common stock for that date.

                As of July 11, 2005, there were outstanding 7,566,888 shares of the registrant’s common stock.

- i -

                References in this Annual Report to “we,” “us,” or “our” are to Emtec, Inc. and its subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

                You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended March 31, 2005 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

- ii -

PART I

Item 1.          Business

Introduction

                Emtec (OTC: ETEC) is a systems integrator focused on providing technology solutions that enable its customers to effectively use and manage their data to grow their businesses. Our areas of specialization in information technology (“IT”) services include enterprise computing, data communications, data access, network design, enterprise backup and storage consolidation, managed services and staff augmentation. Emtec’s solutions are crafted to enable our customers to become more efficient and effective, thereby giving them a competitive advantage. To date, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively endeavoring to increase the portion of our revenues that are derived from IT services. We anticipate that an increasing percentage of our future revenues will be derived from such business.

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

                Prior to January 17, 2001, we were engaged in the oil and gas exploration and development business under the name American Geological Enterprises, Inc. At that time our principal asset, other than cash, was a 5.49% working interest in a geothermal power unit. On January 17, 2001, we completed a merger with Emtec, Inc., a privately held New Jersey corporation (“Emtec-NJ”), which since 1980 had been engaged in the business of providing IT products and services to the computer industry. Upon the merger we retained all of our assets, subject to liabilities, and assumed all of the assets and liabilities of Emtec-NJ. In March 2005, we disposed of our geothermal investment through an assignment of our 5.49% working interest in the Roosevelt Hot Spring geothermal power unit as well as some other minor oil and gas rights to Energy Minerals, Inc., a Nevada corporation for $150,000 in cash.

                Our executive offices are located at 572 Whitehead Road, Building#1, Trenton, New Jersey; telephone: (609) 528-8500. Our website is located at www.emtecinc.com. We have made available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not part of this Annual Report.

Recent Development

                On July 14, 2005, we announced that we had entered into a definitive agreement to merge with DARR Westwood Technology Corporation, the parent company of Westwood Computer Corporation.

                Westwood Computer Corporation, headquartered in Springfield, New Jersey and established in 1964, is a privately held information technology company and a leading supplier of information technology products and services to the Federal Government. It has been recognized as one of the top 20 General Services Administration vendors in the IT industry during each of the past eight years and was named in data compiled by the GSA as the ninth largest such vendor for the Federal Government’s 2004 fiscal year. Westwood Computer has additional locations in New York and Virginia, as well as five regional offices in the South and Western United States.

                Upon the effectiveness of the merger, which is expected to occur within the next several weeks, DARR Westwood’s shareholders will acquire approximately 55% of our then issued and outstanding shares of common stock and our board of directors will be comprised solely of DARR Westwood’s designees, thereby resulting in a change in our control. Dinesh Desai, Chairman of Westwood Computer Corporation, will become our Chairman and CEO. John Howlett and Ron Seitz, currently our CEO and our COO, respectively, will remain in our employ as our President, Northeast and as our President, Southeast, respectively.

                The combined companies will continue to operate under our current name. Westwood Computer’s revenues for the 12 months ended August 31, 2004 were $129.87 million. Our revenues for our fiscal year ended March 31, 2005 were $112.70 million.

                Completion of the merger is subject, among other matters, to regulatory filings and the expiration of a subsequent 10 day waiting period. Subject to the receipt of institutional financing, which is also a condition to the completion of the merger, we will initiate within 30 days thereafter a self-tender offer to repurchase up to 2,864,584 shares of our then issued and outstanding shares of common stock having an aggregate purchase price of up to $5.5 million at a price of $1.92 per share.

                Our shareholders and other interested parties are urged to read our offer to purchase and other relevant documents filed with the SEC when they become available because they will contain important information. Our shareholders will be able to obtain such documents free of charge at the SEC’s website: www.sec.gov or from us at 572 Whitehead Road, Bldg. #1, Trenton, New Jersey 08619, Attn: Secretary.

Industry Background

                The broad market in which we compete is the provision of IT services. This marketplace consists of traditional IT services such as hardware and software procurement, life-cycle services, and network consulting, as well as new and innovative Internet services such as web enablement, remote network monitoring, help desk services, and information security.

                As the market for IT products has matured over the past several years, price competition has intensified. That factor, combined with abbreviated product lifecycles, has forced IT product manufacturers to pursue lower cost manufacturing and distribution strategies. Resellers who were able to serve the needs of corporate end users requiring diverse brands of products and related IT services were initial beneficiaries of this heightened competition. More recently, however, continuing competition and manufacturers’ renewed efforts to improve their cost structures have led to both consolidations and business failures among resellers. Manufacturers have shifted from exclusive distribution partners to “open sourcing” and some have begun direct selling efforts with a view toward capturing market share from resellers.

                At the same time that the market for IT products is consolidating, the market for IT services is expanding. Many companies have become increasingly dependent on the use of IT as a competitive tool in today’s business environment. The need to distribute and access data on a real-time basis throughout an organization and between organizations has led to the rapid growth in network computing infrastructures that connect numerous and geographically dispersed end users through local and wide area networks. This growth has been driven by the emergence of industry standard hardware, software, and communications tools, as well as the significant improvement in the performance, capacity, and utility of such network-based equipment and applications.

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

        Capitalizing on Existing Relationships

                We have invested in training and committed resources to obtain company certifications from key industry manufacturers, and have entered into written agreements with most of these manufacturers, such as Sun, IBM, HP, Dell, CISCO, Microsoft, Novell and Citrix. These agreements grant us a nonexclusive right to purchase the manufacturer’s hardware and license its software for our internal business use and for commercial integration and resale. Typically, our agreements with such manufacturers, such as those with Sun, IBM, CISCO, Microsoft, Novell and Citrix, provide for a one-year term, renewable by the parties for successive one-year terms and are terminable by either party on prior written notice ranging from 30 to 45 days. They generally do not contain financial terms for resale of the manufacturer’s products, which terms are separately governed by purchase orders.

                Moreover, we believe that our history of satisfying the IT product requirements of our larger customers is facilitating the marketing of our broad range of services to this important segment of our clientele.

Our Business

•	IT Services

                Enterprise Computing Solutions: We offer a full spectrum of IT product acquisition and support services needed to support client/server environments, including product sourcing, network design and implementation, technical support, server consolidation, and clustering and load balancing for high availability.

                Managed Services and Staff Augmentation Solutions: We manage and support customers’ networks through the utilization of outsourced help desk and network monitoring services as well as through our own on-site engineering resources. This allows organizations to focus the majority of their efforts on their businesses - not on managing their IT infrastructures.

                Data Communications Solutions: We offer Local Area Network/ Wide Area Network and data wireless connectivity, voice over IP and structured cabling solutions that are designed to enhance communication capabilities, while decreasing costs.

                Data Access Solutions: We enable on-demand access to information from anywhere over any network; our mobility, messaging, and management solutions provide secure data access, increased business productivity, and reduced IT costs for any organization.

                Lifecycle Management Services: Our lifecycle management services are designed to provide customers with continuous availability of service and support throughout the lifecycle of their IT investments, including the full spectrum of IT product acquisition and support services needed to support server environments. Our services include:

•	Evaluation and prioritization of business objectives to determine the best course of action for our customers;

•	Consultation with customers to identify the right IT products and services for their needs;

•	Leveraging our vendor relationships to quickly source the right combination of products;

•	Providing logistical support needed to deploy a major technology roll out;

•	Offering assistance to reduce the overall operating cost of maintaining current technology through a private label lease program; and

•	Providing continuous support to enable a client to improve end-user satisfaction, minimize downtime, and lower the total cost of ownership.

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

                Our IT services activities accounted for approximately 13.4%, 18.0%, and 17.5% of our total revenues for fiscal years 2005, 2004 and 2003, respectively.

•	IT Reseller

                IT Reseller: We are an authorized reseller of the products of many leading IT manufacturers, such as 3Com, CISCO, HP, IBM, Intel, Microsoft, NEC, Veritas, Novell, Dell, and Sun. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Our business depends in large part upon our ongoing access to well established aggregators, in particular GE Access, Ingram Micro, Inc. and Tech Data Corp. as well as directly with Dell Computers to enable us to acquire IT products at competitive prices and on reasonable terms for resale to our customers.

                Through our alliances with GE Access, Ingram, Tech Data and Dell Computers, we provide our customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing, and delivery. Our relationships with our aggregators and Dell Computers allow us to minimize inventory risk by ordering products primarily on an as-needed basis. We believe that in most cases our ability to acquire products on a cost-plus basis affords us the opportunity to avail ourselves of prices lower than those that could be obtained independently from manufacturers or other vendors. We utilize electronic ordering and pricing systems that provide real-time status checks on the aggregators’ inventories and maintain electronic data interchange links to other suppliers. Our sales team is thereby able to schedule shipments more accurately and to provide electronically-generated client price lists.

                We have not entered into any long-term supply contracts with any of our suppliers, as we purchase computers, computer systems, components, and parts on a purchase order basis. Our agreements with GE Access, Ingram, Tech Data and Dell, who collectively supplied approximately 99.8%, 93.5%, and 84.7% of our resale products in the fiscal years 2005, 2004, and 2003, respectively, may be terminated by such companies at any time upon 30 days’ prior written notice.

                We receive manufacturer rebates resulting from certain equipment sales. In addition, we receive volume discounts and other incentives from various suppliers. Our accounting policy is to reduce cost of revenues of procurement services for rebates, discounts, and other incentives received from these suppliers. Except for products in transit or products awaiting configuration at our facility, we generally do not maintain large inventory balances. Our primary vendors limit price protection to that provided by the manufacturer (generally less than 30 days) and they restrict product returns, other than defective returns, to a percentage (the percentage varies depending on the vendor and when the return is made) of products purchased. Those returns must occur during a defined period, at the lower of the invoiced price or the current price, subject to the specific manufacturer’s requirements and restrictions.

                Our IT reseller activities accounted for approximately for 86.6% 82.0%, and 82.5% of our total revenues for the fiscal years ended March 31, 2005, 2004, and 2003, respectively.

Marketing

                Our marketing efforts are focused on:

•	Broadening our public image as an IT service provider;

•	Promoting our offerings to current customers, prospects, partners, and investors;

•	Maintaining a constant flow of marketing communications to increase and maintain our market presence;

•	Driving prospects to our web site; and

•	Increasing overall inquiries and sales from all sources.

                Our marketing division is charged with sales lead generation. Through diverse efforts that include seminars, tradeshows, direct mail, telemarketing, a bi-monthly newsletter, and through our website we create multiple and frequent “touches” of our prospective customers. The primary goal – to increase the number of face to face meeting opportunities between our account team and prospective clients, and to drive additional opportunities through our sales pipeline.

Customers

                Our targeted customers are primarily Fortune 2000 companies, state and local governments, local school districts, and other large and mid-sized companies located principally in the New York/New Jersey Metropolitan area and the Southeastern United States. Although we have over 150 customers, our three largest customers, Gwinnett County School System (Georgia), State of New Jersey, and Duval County School System, accounted, respectively, for approximately 24.2%, 15.2% and 10.6% of our revenues for the year ended March 31, 2005. These same three customers accounted, respectively, for approximately

16.0%, 31.0% and 10.8% of our revenues in fiscal year 2004 and approximately 22.7%, 17.3% and 10.5% of our revenues in fiscal year 2003. The State of New Jersey computer supply and service contract was acquired in the August 12, 2002 asset acquisition from Acentra Technologies. The State of New Jersey contract is subject to annual renewals. In June 2005, the State of New Jersey extended the contract terms through June 2006. An additional seven customers, General Electric, Cingular Wireless, Cox Communications, Bell South, Tiffany & Co., MBNA America, and The Bank of New York, collectively accounted for 30.3% of our revenues for the year ended March 31, 2005. We anticipate that these customer concentrations will continue for the foreseeable future. The loss of any one of these customers may cause results of operations to vary materially from those anticipated.

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

Competition

                The IT services industry is highly competitive. Our competitors include:

•	established computer product manufacturers (some of which supply products to us);

•	distributors;

•	computer resellers;

•	systems integrators; and

•	other IT service providers.

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

Employees

                As of July 5, 2005, we employed 153 individuals, including 29 sales, marketing and related support personnel, 79 service and support employees, 19 operations and administration personnel, and 14 employees in accounting, finance, and human resources. We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. We have 12 employees in our Cabling Department who are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW). We believe that our relations with our employees are good.

Item 2.          Properties

                We lease space in seven locations. Our corporate headquarters and principal operational facilities are currently located in Trenton, New Jersey. The following table contains certain information about each of our leased facilities:

Address	Size (in square feet)	Monthly Rent	Expiration Date

572 Whitehead Road, Bldg. #1 Trenton, NJ 08619	16,000	$ 11,600	May 31, 2006

354 North Avenue East Cranford, NJ 07016	1,500	$ 3,000	May 31, 2007

500 Satellite Blvd. Suwanee, GA 30024	21,284	$ 12,416	November 30, 2009

7843 Bayberry Road, Jacksonville, FL 32256	3,340	$ 2,218	February 28, 2006

880 Third Avenue, 12th floor New York, NY 10022	7,635	$ 24,777	June 30, 2008(1)

116 West 23rd Street Suite 500 New York, NY 10011	N/A	$ 2,730	February 29, 2006

572 Whitehead Road, Bldg. #5 Trenton, NJ 08619	9,582	$ 4,432	November 14, 2003(2)

(1)	We assumed this lease on January 9, 2002 in connection with our acquisition of Devise Associates, Inc. We have sub-leased this office space though June 30, 2008 for an approximate monthly rental payment of $15,700.

(2)	This space is strictly a warehouse facility, currently on a month to month lease term.

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

Item 4.          Submission of Matters to a Vote of Security Holders

                Our Annual Meeting of Shareholders (the “Meeting”) was held on March 7, 2005. There were present at the Meeting in person or by proxy shareholders holding an aggregate of 5,938,809 shares of Common Stock of a total number of 7,380,498 shares of Common Stock issued, outstanding and entitled to vote at the Meeting. The results of the vote taken at the Meeting with respect to the election of one director to Class A of the Board of Directors to serve for a three year term and the election of one director to Class B of the Board of Directors to serve for a one year term were as follows:

Nominee	For	Withhold
R. Frank Jerd – Class A	5,925,446	13,363
George F. Raymond – Class B	5,925,446	13,363

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

                Our common stock is quoted on the OTC Bulletin Board under the symbol “ETEC.” The following table sets forth the high and low closing prices of our common stock for the periods indicated:

Three Months Ended	High	Low

March 31, 2005	$3.04	$1.32
December 31, 2004	2.80	.85
September 30, 2004	1.15	.88
June 30, 2004	1.35	.95

March 31, 2004	1.45	.80

December 31, 2003	1.20	.80
September 30, 2003	.96	.37
June 30, 2003	.52	.22

                The above quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions. They do not necessarily represent actual transactions.

                On November 7, 2004, we granted stock options to our non-employee directors to purchase an aggregate of 60,000 shares of common stock. The grants of stock options were not registered under the Securities Act of 1933 because such grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

                As of July 10, 2005, there were 631 record holders of our common stock, although we believe that beneficial holders approximate 850.

                We have never declared any dividends on our common stock and we have no intention to do so in the foreseeable future.

Item 6.          Selected Financial Data

                The following selected consolidated financial data below should be read in conjunction with our consolidated financial statements including the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both elsewhere in this Report. The data as of March 31, 2005 and 2004 and for each of the three years ended March 31, 2005 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report. The data as of March 31, 2003, 2002, and 2001 and for each of the two years ended March 31, 2002 have been derived from our audited financial statements, which are not contained in this Report.

	YEAR ENDED MARCH 31,
	2005	2004	2003	2002	2001

Net revenues	$112,699,998	$100,171,308	$92,084,126	$62,468,218	$88,279,232

Income (loss) from continuing operations	$2,613,530	$620,105	($ 265,989)	$166,691	($1,261,910)
Net Income (loss)	$2,869,860	$642,988	($ 211,471)	$216,972	($1,321,474)
Income (loss) per common share from continuing operations (basic)	$0.35	$0.08	($0.04)	$0.02	($0.22)
Income (loss) per common share from continuing operations (diluted)	$0.34	$0.08	($0.04)	$0.02	($0.22)
Net Income (loss) per common share (basic)	$0.39	$0.09	($0.03)	$0.03	($0.23)
Net Income (loss) per common share (diluted)	$0.37	$0.09	($0.03)	$0.03	($0.23)
	AT MARCH 31,
	2005	2004	2003	2002	2001

Total assets	$30,204,457	$18,908,612	$22,334,584	$11,388,473	$18,699,032

                Emtec had no long-term debt obligations or outstanding preferred stock during the five years ended March 31, 2005. In addition, no dividends were paid to common stockholders during the same period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Reference is made to the “Risk Factors” below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements as of March 31, 2005 and 2004 and for the fiscal years ended March 31, 2005, and 2004 and 2003.

Critical Accounting Policies

                Emtec’s financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, our most critical policies include: revenue recognition, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, and valuation of deferred tax assets.

•	Revenue Recognition

        We recognize revenues when the earning process is complete, evidenced by an agreement between us and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. Procurement services revenue represents sales of computer hardware and pre-packaged software. These arrangements often include software installations, configurations, and imaging, along with delivery and set-up of hardware. We follow the criteria contained in EITF 00-21 and SAB 104 in recognizing revenue associated with these transactions. We perform all software installations, configurations and imaging services at our locations prior to the delivery of the product. Some customer arrangements include “set-up” services performed at customer locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at customer workstations by plugging in all necessary connections, etc. This service is usually done on the same day as delivery. Revenue is recognized at date of delivery, except as follows:

•	In some instances, the “set-up” service is performed after date of delivery. We recognize revenue for the “hardware” component at date of delivery when the amount of revenue allocable to this component is not contingent upon the completion of “set-up” services and therefore, our customer has agreed that the transaction is complete as to the “hardware” component. In instances where our customer does not accept delivery until “set-up” services are completed, we defer all revenue in the transaction until customer acceptance occurs.

•	There are occasions when a customer requests a transaction on a “bill & hold” basis. We follow the SAB 104 criteria and recognize revenue prior to date of physical delivery only when all the criteria are met as follows:

•	Risks of ownership have passed to our customer

•	The customer has made a fixed commitment, in writing.

•	A fixed delivery schedule is established

•	We have not retained any specific performance obligations.

•	We segregate the customer’s ordered goods from our general inventory and the order is complete and ready for shipment.

        We do not modify our normal billing and credit terms for such customers. Our customer is invoiced at the date of revenue recognition when all of the above criteria have been met.

        We have experienced minimal customer returns. Since all eligible products must be returned to us within 30 days from the date of the invoice, we reduce the procurement services revenue and cost of procurement services in each accounting period based on the actual returns that occurred in the next 30 days after the close of the accounting period.

                Service and consulting contracts include time billings based upon billable hours charged to the customers, fixed price short-term projects, hardware maintenance contracts, and manufacturer support service contracts. These contracts generally are task specific and do not involve multiple deliverables. Revenues from time billings are recognized as services are delivered. Revenues from short-term fixed price projects are recognized using the percentage of completion method, whenever reliable estimates of progress toward completion are available. Revenues from hardware maintenance contracts are recognized ratably over the contract period. Net revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately on their contract sale date. Manufacturer support service contracts contain cancellation privileges that allow our customers’ to terminate a contract with 90 days written notice. In this event, the customer is entitled to a pro-rated refund based on the remaining term of the contract and we would owe the manufacturer a pro-rated refund of the cost of the contract. However, we have experienced no customer cancellations of any significance during our most recent 3-year history and do not expect cancellations of any significance in the future.

•	Trade Receivables

                We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income. Allowance for doubtful accounts was $588,415 and $363,402 as of March 31, 2005, and 2004, respectively.

•	Inventories

                Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase prices. We provide an inventory reserve for obsolescence and deterioration based on management’s review of the current status of the excess inventory, its age, and net realizable value based upon assumptions about future demand and market condition. At March 31, 2005, and 2004, inventory reserve was $433,667 and $722,551, respectively. We disposed of $427,520 of old and obsolete inventory during this year which was charged against the inventory reserve.

•	Property and Equipment

                We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over three years. The estimated useful lives are based on the historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be accelerated, resulting in the recognition of increased depreciation and amortization expense in future periods. We evaluate the recoverability of our long-lived assets (other than intangibles and deferred tax assets) in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”(SFAS No. 144). Long-lived assets are reviewed for impairment under SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Property and equipment along with their components are as follows:

	Original Cost		Estimated Life

	March 2005	March 2004	(Years)

Computer equipment	$3,831,311	$3,643,052	3
Furniture and fixtures	357,845	357,845	5
Leasehold improvements	267,307	244,847	5
Vehicles	80,984	80,984	2

Total Property and Equipment	$4,537,447	$4,326,728
Less: accumulated depreciation and amortization	(4,200,279)	(3,939,655)

Net book value	$337,168	$387,073

                We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over three years. The estimated useful lives are based on the historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be accelerated, resulting in the recognition of increased depreciation and amortization expense in future periods. We evaluate the recoverability of our long-lived assets (other than intangibles and deferred tax assets) in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”(SFAS No. 144). Long-lived assets are reviewed for impairment under SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset.

                We invested $687,000 for the purchase of computer hardware, software and consulting services for our Network Operations Center to enhance our offerings in Managed Services during fiscal year ended March 31, 2003. We originally intended to depreciate these assets over 36 months based on the original projections of the future undiscounted net cash flows. We performed an impairment test of these assets as of December 31, 2003, and March 31, 2004. We compared our original projections of the future undiscounted cash flows with actual performance, and reviewed our current sales pipeline. Based on these impairment tests, we recorded impairment charges of $223,858, and $239,057 for December 31, 2003 and March 31, 2004, respectively. Total impairment charges of $462,915 were classified as general and administrative expense during the twelve months ended March 31, 2004. The net book value of these assets after the impairment charge was $0.

•	Intangible Assets

                We have adopted Statement of Financial Accounting Standards No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. As a result, amortization of goodwill was discontinued. Based on the impairment tests performed during the fiscal year ended March 31, 2005 , we found no impairment of the remaining goodwill. The next annual impairment test shall be performed during the fourth quarter of the fiscal year 2006.

            We were assigned a contract to supply computer hardware and services to the State of New Jersey in the August 12, 2002 acquisition of Acentra Technologies, Inc. This contract was valued at $100,000 in the acquisition. Amortization expense of $9,091 and $54,545 was expensed in fiscal years ended March 31, 2005 and 2004, based upon then contract term scheduled to end in May 2004. The contract is subject to annual renewals. In May of 2004, the State of New Jersey extended the contract term through December 2004. Currently, the contract is extended through June 30, 2006. The net carrying value for this contract amounted to $ 0 and $ 9,091 at March 31, 2005 and 2004, respectively.

•	Income Taxes

                Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. Income tax expense, as a percentage of income before taxes, increased to 27.5% for the year ended March 31, 2005 as compared to 16.4% for the year ended March 31, 2004. This increase is a result of the utilization of approximately $850,000 of federal tax loss carryovers during the year ended March 31, 2004. The Company had previously recorded significant valuation allowances for deferred tax assets, which effectively reduced the income tax expense percentage during the year ended March 31, 2004. The income tax expense of 27.5% of pre-tax income for 2005 was below the expected tax expense at U.S. statutory income tax rates due to a 2005 change in the valuation allowance estimate to reduce the beginning valuation allowance of $435,271 to zero. The change in estimate was a result of our fiscal 2005 operating results that caused us to believe that it is more likely than not that we will realize our deferred tax assets in future periods.

                Results of Operations

                The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended March 31, 2005, and 2004.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31,

	2005	2004	Change	%

Revenues

Procurement services	$97,605,588	$82,184,744	$15,420,844	18.8%
Service and consulting	15,094,410	17,986,564	$(2,892,154)	-16.1%

Total Revenues	112,699,998	100,171,308	$12,528,690	12.5%

Cost of Revenues
Procurement services	85,879,341	74,282,388	$11,596,953	15.6%
Service and consulting	10,467,370	11,497,465	$(1,030,095)	-9.0%

Total Cost of Revenues	96,346,711	85,779,853	$10,566,858	12.3%

Percent of revenues	85.5%	85.6%

Gross Profit
Procurement services	11,726,247	7,902,356	$3,823,891	48.4%
Service and consulting	4,627,040	6,489,099	$(1,862,059)	-28.7%

Total Gross Profit	16,353,287	14,391,455	$1,961,832	13.6%

Percent of revenue	14.5%	14.4%

Operating Expenses
Sales, General & Administrative Expenses	12,532,580	13,321,726	$(789,146)	-5.9%
Interest Expense	217,860	328,296	$(110,436)	-33.6%
Loss on impairment, Goodwill	—	—	$—	N/M

Total Operating Expenses	12,750,440	13,650,022	$(899,582)	-6.6%

Percent of revenue	11.3%	13.6%

Income(Loss) From Continuing Operations Before Income Taxes	3,602,847	741,433	$2,861,414	385.9%
Income Tax Expense (Benefit)	989,317	121,328	$867,989	715.4%

Income(Loss) From Continuing Operations	2,613,530	620,105	$1,993,425	321.5%

Income From Discontinued Geothermal Operations, net of tax	48,052	22,883	$25,169	110.0%
Gain on the Sale of the Geothermal Investment, net of tax	208,278	—	$208,278	N/M

Net Income (Loss)	$2,869,860	$642,988	$2,226,872	346.3%

Net Income (Loss) Per Share - Basic	$0.39	$0.09

Net Income (Loss) Per Share - Diluted	$0.37	$0.09

N/M = not meaningful

Comparison of Years Ended March 31, 2005 and 2004

                Total Revenues

                Total revenues, which include services and consulting revenues, and procurement revenues, increased by 12.5% or $12.53 million, to $112.70 million for the year ended March 31, 2005, compared to $100.17 million for the year ended March 31, 2004. This increase is primarily attributable to computer roll-out projects for various school districts in Georgia, and Florida as well as recent sales growth in our commercial customer base. Total revenues associated with our commercial customers and revenue associated with computer roll-out projects increased by approximately $27.00 million as compared with the prior year, this increase was off-set partially by approximately $14.60 million decrease in computer roll-out projects for the various state agencies in the State of New Jersey.

                Procurement revenues increased by 18.8%, or $15.42 million, to $97.61 million for the year ended March 31, 2005. This change is primarily attributable to reasons discussed above.

                Services and consulting revenue decreased by 16.1%, or $2.89 million, to $15.09 million for the year ended March 31, 2005 compared to $17.99 million for the year ended March 31, 2004. This decrease in services and consulting revenue is mainly due to overall decrease in our installation services associated with computer roll-out projects for the various state agencies in the State of New Jersey, and decrease in our manufacturers’ support service contract revenue. The decrease in manufacturers’ support service contract is mainly due to the non-renewal of an annual maintenance contract by one of our major commercial customers.

                During the first quarter of our fiscal year ending March 31, 2006, our contract with the State of New Jersey was extended through June 30, 2006, and we expect our revenues from commercial customer base will continue to grow, and to continue to roll-out computers to school districts in GA and FL.

                Our three largest customers, Gwinnett County School System (Georgia), State of New Jersey, and Duval County School System, accounted, respectively, for approximately 24.2%, 15.2% and 10.6% of our revenues for the year ended March 31, 2005. These same three customers accounted, respectively, for approximately 16.0%, 31.0% and 10.8% of our revenues in fiscal year 2004 and approximately 22.7%, 17.3% and 10.5% of our revenues in fiscal year 2003. We anticipate that these customer concentrations will continue for the foreseeable future. The loss of any one of these customers may cause results of operations to vary materially from those anticipated.

                Gross Profit

                Aggregate gross profit increased by 13.6%, or $1.96 million, to $16.35 million for the year ended March 31, 2005. This increase is mainly attributable to computer roll-out projects for various school districts in Georgia and Florida, and sales growth in our commercial customer base. Measured as a percentage of total revenues, our overall gross profit margin increased to 14.5% of total revenues for the year ended March 31, 2005 from 14.4% for the year ended March 31, 2004.

                 Gross profit for product sales increased by 48.4%, or $3.82 million, to $11.73 million for the year ended March 31, 2005 as compared with $7.90 million for the year ended March 31, 2004. This increase is primarily attributable to computer roll-out projects for various school districts in Georgia, and Florida as well as recent sales growth in our commercial customer base as discussed in the revenue section above. Measured as a percentage of procurement revenues, our gross profit margin increased to 12.0% of procurement revenue for the year ended March 31, 2005 from 9.6% for the year ended March 31, 2004. This percentage increase is primarily attributable to greater selling efforts and favorable price drops and other incentives offered by manufacturers. We can not predict that price drops like these are going to repeat in the future.

                Gross profit for service and consulting revenue decreased by 28.7%, or $1.86 million, to $4.63 million for the year ended March 31, 2005 as compared with $6.49 million for the year ended March 31, 2004. This decrease is mainly due to an over-all decrease in IT spending particularly with various state agencies in the State of New Jersey, a non-renewal of manufacturers’ support service contract sold to one customer in the prior year as discussed in the revenue section and our inability to attract new major customers. Measured as a percentage of service and consulting revenue, our gross margin attributable to service and consulting revenue decreased to 30.7% of service and consulting revenue for the year ended March 31, 2005 from 36.1% for the year ended March 31, 2004. Even though our billing rates (total revenue generated divided by total billable hours available during the period) and utilization rates (billable hours divided by paid hours) of engineers were higher during this year, this decrease was mainly due to the non-renewal of a manufacturers’ support service contract sold to one customer in the prior year as discussed in the revenue section.

                We must continue to manage billing rates and utilization rates effectively to remain competitive.

                Sales, General, and Administrative Expenses

                Sales, general and administrative expenses decreased by 5.9%, or $789,146, to $12.53 million for the year ended March 31, 2005. This decrease includes a one-time charge of $470,000 associated with the sub-lease of our New York office located at 880 3rd Avenue. This charge is a present value of the difference between obligations to the landlord minus the expected future rental income to be received from the sub-tenant through June 30, 2008. Without this one time charge of $470,000, our sales, general and administrative expenses would have decreased by 9.5%, or $1.26 million, to $12.06 million for the year ended March 31, 2005 as compared with $13.32 million for the year ended March 31, 2004. This decrease is primarily attributable to our continuous focus on cost containment measures and the following:

•	Elimination of non-productive sales staff;

•	Eliminated duplication of non-essential administrative support services.

•	Consolidation of our operations, administrative and inventory warehousing functions from Mt. Laurel, NJ and Cranford, NJ to Trenton, NJ.

•	Lower bonus accrual charged to sales expense due to lower earning share in connection with the earning share agreements with prior three owners of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. These earning share agreements expired on August 31, 2004.

•	Lower depreciation expense in the current fiscal year due to write-down of NOC and Help Desk assets during fiscal 2004.

                We estimate our cash flow will be improved by approximately $165,000 annually, and our net rent expense will be reduced by approximately $300,000 annually attributable to the sub-lease of our former NYC office.

                In spite of our vigorous cost containment efforts, various factors, such as retention of employees, costs associated with marketing and selling activities, compliance costs associated with new Securities and

Exchange Commission rules, and insurance markets may increase our sales, general and administrative expenses and this could have a negative impact on fiscal year 2006.

                Interest expense

                Interest expense decreased by 33.6%, or $110,436, to $217,860 for the year ended March 31, 2005 as compared with $328,296 for the year ended March 31, 2004. This decrease is primarily attributable to a lower balance on our line of credit, lower days sales outstanding, and lower interest charged by the lender during the year than prior year.

                Income Taxes

                Income tax expense, as a percentage of income before income taxes, increased for the year ended March 31, 2005 to 27.5% or $989,317, as compared to 16.4% or $121,328 for the year ended March 31, 2004. This increase is primarily a result the $3.09 million increase in income before income taxes for the year ended March 31, 2005 compared to the year ended March 31, 2004 and the utilization of federal tax loss carryovers during the year ended March 31, 2004. We had previously recorded significant valuation allowances for deferred tax assets, which effectively reduced the income tax expense percentage during both years below the expected income tax expense at U.S. statutory rates.

                Net Income

                For the year ended March 31, 2005, net income was $2.87 million compared to net income of $642,988 for the comparable period in 2004, an increase of 346.3%.

                As discussed, the increase in net income is mainly attributable to computer roll-out projects for various school districts in Georgia and Florida, and revenue growth in our commercial customer base as well as continuous cost containment efforts undertaken by us. The reported income from continuing operations before income taxes for the year ended March 31, 2005 includes a one-time charge of $470,000 associated with the sub-lease of our New York office. Without this one-time charge, our income from continuing operations before income taxes for the year ended March 31, 2005 would have been approximately $4.07 million, compared to a income from continuing operations before taxes of $741,433 for the year ended March 31, 2004, an increase of 449.3%.

Comparison of Years Ended March 31, 2004 and 2003

                The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended March 31, 2004, and 2003.

EMTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended March 31,

	2004	2003	Change	%

Revenues

Procurement services	$82,184,744	$75,943,230	$6,241,514	8.2%
Service and consulting	17,986,564	16,140,896	$1,845,668	11.4%

Total Revenues	100,171,308	92,084,126	$8,087,182	8.8%

Cost of Revenues
Procurement services	74,282,388	67,525,430	$6,756,958	10.0%
Service and consulting	11,497,465	11,915,844	$(418,379)	-3.5%

Total Cost of Revenues	85,779,853	79,441,274	$6,338,579	8.0%

Percent of revenues	85.6%	86.3%

Gross Profit
Procurement services	7,902,356	8,417,800	$(515,444)	-6.1%
Service and consulting	6,489,099	4,225,052	$2,264,047	53.6%

Total Gross Profit	14,391,455	12,642,852	$1,748,603	13.8%

Percent of revenue	14.4%	13.7%

Operating Expenses
Sales, General & Administrative Expenses	13,321,726	12,533,905	$787,821	6.3%
Interest Expense	328,296	160,803	$167,493	104.2%
Loss on impairment, Goodwill	—	254,894	$(254,894)	N/M

Total Operating Expenses	13,650,022	12,949,602	$700,420	5.4%

Percent of revenue	13.6%	14.1%

Income(Loss) From Continuing Operations Before Income Taxes	741,433	(306,750)	$1,048,183	341.7%
Income Tax Expense (Benefit)	121,328	(40,761)	$162,089	397.7%

Income(Loss) From Continuing Operations	620,105	(265,989)	$886,094	333.1%

Income From Discontinued Geothermal Operations, net of tax	22,883	54,518	$(31,635)	-58.0%
Gain on the Sale of the Geothermal Investment, net of tax	—	—	$—	0.0%

Net Income (Loss)	$642,988	$(211,471)	$854,459	404.1%

Net Income (Loss) Per Share - Basic	$0.09	$(0.03)

Net Income (Loss) Per Share - Diluted	$0.09	$(0.03)

N/M = not meaningful

                Total Revenues

                Total revenues, which include services and consulting revenues, and procurement revenues, increased by 8.8% or $8.09 million, to $100.17 million for the year ended March 31, 2004, compared to $92.08 million for the year ended March 31, 2003. This increase is primarily attributable to our acquisition of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc. in August 2002. IT revenues associated with these acquisitions increased by $12.93 million because in the fiscal year ended March 31, 2004, we recognized a full twelve months of revenue versus eight months in the fiscal year ended March 31, 2003. Without these acquisitions, revenues associated with our IT business would have decreased by 5.26% or $4.84 million for the year ended March 31, 2004. This decrease is mainly due to an over-all decrease in our customers’ IT spending, a slow-down in the economy and our inability to attract new major customers.

                Services and consulting revenue increased by 11.4%, or $1.84 million, to $17.99 million for the year ended March 31, 2004 compared to $16.14 million for the year ended March 31, 2003. This increase is also attributable to our acquisition of Acentra Technologies Inc. and Turnkey Computer Systems, Inc. Services and consulting revenues associated with these acquisitions increased by $2.65 million due to the same reasons discussed in the above paragraph. Without these acquisitions, services and consulting revenue would have decreased by 5.0% or $806,060, to $15.33 million for the year ended March 31, 2004. This decrease is mainly due to an overall decrease in the economy and our inability to attract new major customers.

                Procurement revenues increased by 8.2%, or $6.24 million, to $82.18 million for the year ended March 31, 2004. This increase is also attributable to the acquisitions discussed in the above paragraph. Without these acquisitions, procurement revenue would have decreased by 5.3%, or $4.04 million, for the year ended March 31, 2004. This decrease is mainly due to reasons mentioned above regarding total IT revenues.

                Gross Profit

                Aggregate gross profit increased by 13.8%, or $1.75 million, to $14.39 million for the year ended March 31, 2004. This increase is mainly attributable to a 11.4% increase in our services and consulting revenues, and a 3.5% decrease in our cost of revenues for services and consulting. Measured as a percentage of total revenues, our overall gross profit margin increased to 14.4% of total revenues for the year ended March 31, 2004 from 13.7% for the year ended March 31, 2003. This increase is also mainly attributable to increase in our services and consulting revenues.

                 Gross profit for product sales decreased by 6.1%, or $515,444, to $7.90 million for the year ended March 31, 2004 as compared with $8.42 million for the year ended March 31, 2003. Measured as a percentage of procurement revenues, our gross profit margin decreased to 9.6% of procurement revenue for the year ended March 31, 2004 from 11.1% for the year ended March 31, 2003. This decrease is mainly due to continued downward pricing pressure on product sales from our customers.

                Gross profit for service and consulting increased by 53.6%, or $2.26 million, to $6.49 million for the year ended March 31, 2004 as compared with $4.22 million for the year ended March 31, 2003. Measured as a percentage of service and consulting revenue, our gross margin attributable to service and consulting revenue increased to 36.1% of service and consulting revenue for the year ended March 31, 2004 from 26.2% for the year ended March 31, 2003. This increase in services and consulting gross profit and margin was mainly attributable to installation services associated with computer roll-out projects for the various state agencies in the State of New Jersey, and school districts in Georgia and Florida as well as our ability to manage our billing rates (total revenue generated divided by total billable hours available during the period) and utilization rates (billable hours divided by paid hours) of engineers more effectively.

                We must continue to manage billing rates and utilization rates effectively to remain competitive.

                Sales, General, and Administrative Expenses

                Sales, general and administrative expenses increased by 6.3%, or $787,821, to $13.32 million for the year ended March 31, 2004. This increase is mainly due to our acquisition of Acentra Technologies, Inc. and Turnkey Computer Systems, Inc., and an impairment charge of $462,915 associated with our investment in Network Operation Center. Sales, general and administrative expenses associated with these acquisitions increased by $1.46 million because in the fiscal year ended March 31, 2004, we recorded a full twelve months of expenses versus eight months in the fiscal year ended March 31, 2003. Without these acquisitions and impairment charge, our sales, general and administrative expenses would have decreased by approximately 8.9%, or $1.12 million, for the year ended March 31, 2004. This decrease is mainly attributable to the following:

•	Elimination of non-productive sales staff;

•	Reduction in sales commission compensation plans; and

•	Eliminated duplication of non-essential administrative support services.

                Interest expense

                Interest expense increased by 104.2%, or $167,493, to $328,296 for the year ended March 31, 2004 as compared with $160,803 for the year ended March 31, 2003. This increase is mainly due to increased borrowings activities, higher day’s sales outstanding as well as higher interest rate charged by our lender starting October 2003.

                Income Taxes

                Income tax expense for the year ended March 31, 2004 was $121,328, as compared with benefit of $40,761 for the year ended March 31, 2003. For the year ended March 31, 2004, we recognized a deferred income tax benefit of $176,047 which was netted against the income tax expense of $297,375.

                Net Income

                Net income increased by 404.1%, or $854,459, to $642,988 or $0.09 per share for the year ended March 31, 2004 as compared with net loss of $(211,471) or $(0.03) per share for the year ended March 31, 2003.

                As discussed, the increase in net income is mainly attributable to increased installation services associated with computer roll-out projects for the various state agencies in the State of New Jersey, and school districts in Georgia and Florida as well as our ability to manage utilization rates of engineers more effectively.

Recently Issued Accounting Standards

                    In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, and an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle  of  ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe that implementing SFAS No. 151 should not have any material impact on its financial condition, results of operations or cash flows.

                    In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

                    SFAS No. 123R will apply to awards granted or modified by us after April 1, 2006. Compensation cost will also be recorded for prior option grants that vest after that date. The effect of adopting SFAS 123 on our consolidated results of operations will depend on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods provided by such awards and, therefore, cannot currently be estimated. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Liquidity and Capital Resources

                Cash and cash equivalents at March 31, 2005 of $2,357,972 represented an increase of $2,353,180 from $4,792 at March 31, 2004. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit. At March 31, 2005, our working capital was increased to $4.45 million from $2.08 as of March 31, 2004. This increase in working capital was primarily attributable to net earnings for the year ended March 31, 2005.

                Since our inception, we have funded our operations primarily from borrowings under our credit facility. On December 10, 2004, we entered into an amendment to the Loan and Security Agreement with Bank of America Business Capital Corporation (successor by merger to Fleet Capital Corporation) (“BOA”) extending our credit facility through November 21, 2006. This amendment increased our credit facility from $10 million to $12 million. We can borrow up to a lesser of $12 million minus the outstanding letter of credit obligations or 85% of eligible accounts receivable minus the outstanding letter of credit obligations. Interest on outstanding loans under our revolving credit facility with BOA is charged monthly at a fluctuating rate per annum equal to 0.25% above the Prime Rate and, at our option, interest on the outstanding loans may be charged at LIBOR plus 2.75%. The BOA revolving credit facility is collateralized by a lien upon and security interest in substantially all of our assets. Since current credit facilities with two of our primary trade vendors (GE Access and Ingram Micro.) were also collateralized by substantially all of our assets, BOA, GE Access and Ingram Micro have entered into intercreditor agreements, which provide that as regards to these vendors, debt obligations to BOA are accorded priority.

                Effective February 11, 2005, Wells Fargo Business Credit, Inc. (“Wells Fargo”) acquired our loan from BOA. All terms and conditions remain unchanged.

                As of March 31, 2005, we were in compliance with all of our financial covenants and we had a $4.65 million outstanding balance under the credit facility and an unused availability of $6.35 million and we had $1 million in outstanding letter of credit obligations.

                At March 31, 2005, our credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows:

•	Our credit line with GE Access was $7.5 million, with an outstanding principal balance of $7.3 million.

•	Our credit line with Ingram Micro was $5.5 million, with an outstanding principal balance of $4.7 million.

•	Our credit line with Tech Data was $1.5 million, with an outstanding balance of $363,000.

                Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice.

                Capital expenditures of $215,168 during the year ended March 31, 2005 were primarily for the purchase of computer equipment for internal use, and furniture and fixtures. We anticipate our capital expenditures for fiscal year ending March 31, 2006 will be approximately $400,000.

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

                The following are our contractual obligations associated with lease commitments. We lease warehouse and office facilities, vehicles and certain office equipment under noncancellable operating leases. Future minimum lease payments under such leases are as follows:

Fiscal Years

2006	$675,200
2007	484,193
2008	447,277
2009	173,533
Thereafter	2,451

Total	$1,782,654

                 We have no other long-term commitments.

Risk Factors

                We cannot assure you that we can successfully increase the portion of our revenues derived from IT services. If we are unsuccessful our future results may be adversely affected.

                Our transition from an emphasis on reselling IT products to an emphasis on providing IT services has placed significant demands on our managerial, administrative, and operational resources. Our ability to manage this transition effectively is dependent upon our ability to develop and improve operational, financial, and other internal systems, as well as our business development capabilities, and to attract, train, retain, motivate, and manage our employees. If we are unable to do so, our ability to effectively deliver and support our services may be adversely affected. Further, our transitional efforts to access higher-margin services and consulting revenues have resulted in reduced IT product sales. If we successfully expand our IT services offerings, periods of variability in utilization may continue to occur. In addition, we are likely to incur greater technical training costs during such periods. Historically, our IT reseller activities accounted for 86.6%, or $97.61 million, of our total revenue of $112.70 million for the fiscal year ended March 31, 2005, 82.0%, or $82.18 million, of our total revenue of $100.17 million for the fiscal year ended March 31, 2004, and 82.5%, or $75.94 million, of our total revenue of $92.08 million for the fiscal year ended March 31, 2003. In contrast, our IT services activities accounted for approximately 13.4%, or $15.09 million, 18.0%, or $17.99 million, and 17.5%, or $16.14 million, of our total revenue for the fiscal years ended March 31, 2005, 2004 and 2003, respectively

                Our new services have not achieved widespread client acceptance. If they do not achieve market acceptance, our profit potential may be adversely affected.

                While we have offered IT services to our customers since 1983, our major emphasis on IT consulting and services began in 1995 and we started focusing on our new managed services and network security during fiscal year 2002.

                We have limited experience in developing, marketing, or providing these services. We cannot assure you that we will be able to successfully market such services to either new or existing customers, that our services will achieve market acceptance, or that we will be able to effectively hire, integrate, and manage additional technical personnel to enable us to perform these services to our customers’ expectations.

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

                Our operating results have been, and will continue to be, impacted by changes in technical personnel billing and utilization rates. Further, there are numerous other factors, which are not within our control that can contribute to fluctuations in our operating results, including the following:

•	patterns of capital spending by customers;

•	the timing, size, and mix of product and service orders and deliveries;

•	the timing and size of new projects, including projects for new customers; and

•	changes in trends affecting outsourcing of IT services;

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

                Our lending agreement with Wells Fargo contains financial covenants that require us to maintain a maximum leverage ratio, and a minimum debt ratio on a quarterly basis. As of March 31, 2005 we were in compliance with all our financial covenants and we had a $4.65 million outstanding balance under the credit facility and an unused line of $6.35 million. However, there can be no assurance that we will be in compliance will all of our financial covenants through November 2006 and Wells Fargo will not immediately call for repayment of the outstanding borrowings under the credit facility.

                We do not have long-term commitments from any of our customers and our product sales are on a purchase order basis. Our revenues are concentrated and a loss of any one of our two top customers could materially affect our operations and business.

                In general, there are no ongoing written commitments by customers to purchase products from us. All product sales we make are on a purchase order basis. Moreover, our client base is highly concentrated, with our three largest customers, Gwinnett County School System (Georgia), State of New Jersey, and Duval County School System, accounted, respectively, for approximately 24.2%, 15.2% and 10.6% of our revenues for the year ended March 31, 2005. These same three customers accounted, respectively, for approximately 16.0%, 31.0% and 10.8% of our revenues in fiscal year 2004 and approximately 22.7%, 17.3% and 10.5% of our revenues in fiscal year 2003. The State of New Jersey computer supply and service contract was acquired in the August 12, 2002 asset acquisition from Acentra Technologies. The State of New Jersey contract is subject to annual renewals. In June 2005, the State of New Jersey extended the contract terms through June 2006. An additional seven customers, General Electric, Cingular Wireless, Cox Communications, Bell South, Tiffany & Co., MBNA America, and The Bank of New York, collectively accounted for 30.3% of our revenues for the year ended March 31, 2005. We anticipate that these customer concentrations will continue for the foreseeable future. The loss of any one of these customers may cause results of operations to vary materially from those anticipated.

                We may not be able to compete effectively in the highly competitive IT services industry.

                The IT services business is highly competitive. Our competitors include:

•	established computer product manufacturers, some of which supply products to us;

•	distributors;

•	computer resellers;

•	systems integrators; and

•	other IT service providers.

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

                We are materially dependent on our continued status as an approved reseller of IT products and our continued authorization as an IT service provider. Without such authorizations, we would be unable to provide the range of products and services we currently offer, including warranty services, and manufacturers support services contracts. Our resale agreements with manufacturers generally are terminable by manufacturers upon 30 days’ prior written notice. The loss of one or more of such authorizations could have a material adverse effect on our business and results of operations.

                We have no long-term sales commitments from any of our suppliers. A loss of any of our four principal suppliers would material adversely affect our IT reseller business.

                Our IT reseller business depends on large part upon our access to aggregators and manufacturers, in particular GE Access, Ingram, Tech Data, and Dell to supply us with products at competitive prices and on reasonable terms for resale by us to our customers. Our agreements with Ingram, Tech Data and Dell may be terminated by such companies upon 30 days prior written notice. Our agreement with GE Access is effective until February 28, 2006. After February 28, 2006, our agreement with GE Access can be renewed or terminated by either party. We cannot assure you that we will be able to continue to obtain products from GE Access, Ingram, Tech Data, and Dell or our other vendors at prices or on terms acceptable to us, if at all.

                Reduction in or elimination of our credit facilities with our primary trade vendors could have a material adverse effect on our business and operations.

                Our credit facilities as of March 31, 2005 with our primary trade vendors, GE Access, Ingram Micro, and Tech Data are $7.5 million, $5.5 million and $1.5 million, respectively. Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice. These credit lines could be reduced or eliminated without a notice, and this action could have a material adversely affect our business, result of operations, and financial condition.

                Our client engagements entail significant risks; a failure to meet a client’s expectations could materially adversely affect our reputation and business.

                Many of our engagements involve projects that are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. Our failure or inability to meet a client’s expectations in the performance of our services could result in a material adverse change to the client’s operations and therefore could give rise to claims against us or damage our reputation, adversely affecting our business, results of operations, and financial condition.

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

                As a part of our business development strategy, we intend to pursue acquisitions of IT product and service businesses in order to expand our service offerings, to add to or enhance our base of technical or sales personnel, or to provide desirable client relationships. The success of this strategy depends not only upon our ability to acquire complementary businesses on a cost-effective basis, but also upon our ability to integrate acquired operations into our organization effectively, to retain and motivate key personnel, and to retain customers of acquired firms. We cannot assure you that we will be able to acquire or integrate such businesses successfully. Furthermore, we cannot assure you that financing for any such acquisitions will be available on satisfactory terms, or that we will be able to accomplish our strategic objectives as a result of any such transaction or transactions. In addition, we expect to compete for attractive acquisition candidates with other companies or investors in the IT industry, which could have the effect of increasing the cost of pursuing our acquisition strategy, or it could reduce the number of attractive candidates to be acquired. Acquisitions also may involve a number of specific risks, including:

•	possible adverse short-term effects on our operating results;

•	dependence on retaining key customers and personnel;

•	diversion of management’s attention;

•	amortization or impairment of acquired intangible assets; and

•	risks associated with unanticipated problems, liabilities, or contingencies.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

                We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our average balance on the line of credit at March 31, 2005 was approximately $3.63 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $36,300 annually.

Item 8.          Financial Statements and Supplementary Data

               Reference is made to Item 15(a)(i) herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

               None

Item 9A.       Controls and Procedures

                Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

                There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

                Not Applicable

PART III

Item 10.        Directors and Executive Officers of the Registrant

               The following table sets forth certain information as to each of our executive officers and directors:

Name	Age	Positions and Offices Presently Held

John P. Howlett	61	Chairman of the Board and Chief Executive Officer

Ronald A. Seitz	58	President and Chief Operating Officer and Director

R. Frank Jerd	63	Director

George F. Raymond	68	Director

Sam Bhatt	37	Vice President Finance and Treasurer

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

                R. Frank Jerd was appointed as a director upon the consummation of our merger with Emtec-NJ. Mr. Jerd is the CEO of Viecore FSD and has been since 2002. From 1994 to 2002 he was a technology consultant for Montauk Capital in New York . He was CEO of Gandalf Systems Corporation from 1993 to 1994 From 1992 to 1993, he was CEO of Benesys, Inc. Prior to that Mr., Jerd spent 20 years with Memorex Telex as Executive VP and General Manager. Mr. Jerd earned a Bachelor of Science Degree in Mathematics at Marshall University.

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

                Sam Bhatt  has been Vice President – Finance and Treasurer of Emtec since January 17, 2001 and of Emtec-NJ since July 2000. Prior to that and from July, 1997, he was Director of Accounting for Emtec-NJ. He also held the positions at Emtec-NJ of Accounting Manager (from 1994 to July, 1997) and of Senior Accountant (from 1992 to 1994). Mr. Bhatt holds a Bachelor of Science Degree in business administration from Drexel University in Pennsylvania and a Diploma in Hotel Management from the Institute of Hotel Management and Catering Technology in Bombay, India.

                Our Board usually meets four times a year in regularly scheduled meetings. It may meet more often if necessary. The Board held eight meetings in fiscal 2005. Each director attended all of the meetings. The Chairman usually determines the agenda for the meetings. Board members receive the agenda and supporting information in advance of the meetings. Board members may also raise other matters at the meetings.

                Since we are not a listed company, we are not required to establish an audit committee. Our board of directors believes it can conduct all the functions of an audit committee without unduly burdening the duties and responsibilities of the board members. Our board of directors has determined that Mr. George F. Raymond, an independent member of our board of directors, meets the definition of an “audit committee financial expert.”

                Our Board of Directors has adopted a Code of Ethics applicable to all of its employees, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as well as the members of its board of directors.

                Currently, there is no compensation committee. The members of the entire board deliberate and decide compensation. Neither Mr. Jerd nor Mr. Raymond is or has been an employee or an officer of our company. Mr. Howlett is our Chairman, and Chief Executive Officer, and Mr, Seitz is our President and Chief Operating Officer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

                Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with Emtec, Emtec believes that during the past four fiscal years, such reporting persons complied with the filing requirements of said Section 16(a) or any filing delinquencies by such persons were reported under the Exchange Act, except that George F. Raymond did not file on a timely basis a Form 3 reflecting his initial statement of beneficial ownership and did not file on a timely basis five Form 4s reflecting one transaction, one transaction, one transaction, two transactions and three transactions, respectively, and R. Frank Jerd did not file on a timely basis four Form 4s reflecting one transaction, one transaction, one transaction and four transactions, respectively.

Item 11.        Executive Compensation

                The following table sets forth the aggregate compensation that we paid for services rendered to us in all capacities during our fiscal years ended March 31, 2005, 2004 and 2003 by our chief executive officer and by our other executive officers whose cash compensation exceeded $100,000 per year in any such year.

Summary Compensation Table

						Long Term Compensation

		Annual Compensation				Awards		Payouts
Name and Principal Position				Other Annual Compensation
	Fiscal Year	Salary	Bonus			Restricted Stock Awards	Number of Options	Long Term Incentive Payouts	All Other Compensation

John P. Howlett	2005	$229,280		—		—	—	—	$15,250	(1)
- Chief Executive	2004	$216,300	—	—		—	—	—	$18,553	(1)
Officer	2003	$212,000	—	—		—	—	—	$16.750	(1)

Ronald A. Seitz	2005	$229,280	$25,000	—		—	—	—	$4,544	(2)
- Chief Operating	2004	$216,300	—	—		—	—	—	$6,642	(2)
Officer	2003	$212,000	—	—		—	—	—	$6,704	(2)
and President

Sam Bhatt	2005	$127,300	—	—		—	—	—	—
-Vice President	2004	$128,757	—	—		—	—	—	—
-Finance	2003	$120,000	—	—		—	—	—	—

Guy Fessenden	2005	$200,192	$7,500	$13,454	(3)	—	—	—	$47,692	(4)
-Executive Vice-	2004	$176,154	—	$17,500	(3)	—	—	—	—
President	2003	$150,000		$83,330	(3)				—

_____________
(1)	Reflects employer contributions for life insurance premiums and for disability insurance premiums.

(2)	Reflects employer contribution for life insurance premiums.

(3)	Reflects paid commissions during fiscal 2005, 2004 and 2003.

(4)	Reflects severance paid to terminated officer.

Stock Options

                None of the named executive officers listed in the Summary Compensation Table were granted stock options during the fiscal year ended March 31, 2005.

                Set forth below is information with respect to unexercised options held by our named executive officers to purchase our common stock

Aggregated Option Exercises in Fiscal Year 2005
and Fiscal Year End Option Values

	Number of Shares Acquired on Exercise	Value Realized	Number of Unexercised Securities Underlying Options at March 31, 2005		Value of Unexercised In-the-Money Options

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

John P. Howlett	—	$ 0	0	0	$ 0	$ 0
Ronald A. Seitz	—	$ 0	0	0	$ 0	$ 0
Sam Bhatt	—	$ 0	4,877	0	$1,609	$ 0
Guy Fessenden	—	$ 0	0	0	$ 0	$ 0

Compensation of Directors

                Non-employee directors receive annual compensation of $10,000. Directors also receive stock options at the discretion of the Board. Each of our non-employee directors received options to purchase an aggregate of 45,000 shares of common stock for services performed during the past three fiscal years. Non-employee directors receive reimbursement of out-of-pocket expenses incurred for each board meeting or committee meeting attended.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management

              The following table sets forth, as of July 11, 2005, based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock held by:

•	each person known by us to be the owner of more than 5% of our outstanding shares;

•	each director;

•	each executive officer named in the Summary Compensation Table; and

•	all executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Percentage of Beneficial Ownership(2)

John P. and Rosemary A. Howlett	1,400,910		18.5%
Ronald A. Seitz	829,519	(3)	11.0%
Sam Bhatt	27,631.4%
R. Frank Jerd	88,030	(4)	1.2%
George F. Raymond	65,000	(5)	0.9%
Tom Dresser	1,029,774		13.6%
3505 S. Ocean Boulevard
Hollywood, FL 33019
Richard Landon	955,974		12.6%
142 York Road
Delran, NJ 08075
Carla Seitz	782,707	(6)	10.3%
P.O. Box 2243
Mt. Pleasant, SC 29465
All executive officers and directors as a group (5 persons)	2,411,090	(3)(7)	31.4%

(1)	Each stockholder’s address is c/o Emtec, 572 Whitehead Road, Bldg#1, Trenton, New Jersey, unless otherwise indicated.

(2)	As used herein, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, all persons named herein have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to their shares; also includes any shares issuable upon exercise of options or warrants that are currently exercisable or will become exercisable within 60 days of June 30, 2005.

(3)	Excludes 782,707 shares owned by Carla Seitz, Mr. Seitz’s spouse. Mr. Seitz disclaims any beneficial interest in these shares.

(4)	Includes 75,000 shares issuable upon the exercise of options.

(5)	Includes 45,000 shares issuable upon the exercise of options.

(6)	Excludes 829,519 shares owned by Ronald A. Seitz, Mrs. Seitz’s spouse. Mrs. Seitz disclaims any beneficial ownership in these shares.

(7)	Includes 120,000 shares issuable upon the exercise of options.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securites remaining available for future issuance underequity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	336,522	$0.83	551,878
Total	336,522	$0.83	551,878

(1)	Our 1996 Stock Option Plan (the Plan) (amended in 1999) authorizes the granting of stock options to directors and eligible employees. We have reserved 1,000,000 shares of its common stock for issuance under the Plan at prices not less than 100% of the fair value of our common stock on the date of grants (110% in the case of shareholders owning more than 10% of our common stock).As of March 31, 2005, 111,600 options have been exercised under the Plan.

Item 13.        Certain Relationships and Related Transactions

            We moved our 2990 Gateway Drive, Norcross, GA office and warehouse location to 500 Satellite Blvd., Suwanee, GA on December 1, 2004. We are occupying approximately 21,000 square feet of office and warehouse space out of a total of approximately 70,000 square feet. This space is leased from GS&T Properties, LLC, in which Messrs. John Howlett and Ronald Seitz, each an executive officer and director of our company, are passive investors, each owning an approximate 10% equity interest. The lease term is for 5 years with monthly base rent of $12,500.

Item 14.        Principal Accountants Fees and Services

                Baratz & Associates, P.A. (“BA”) was retained as our independent auditors for our fiscal year ended March 31, 2005. We did not consult with BA during either the prior fiscal years or the interim period with respect to (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

                 The following table sets forth the aggregate fees incurred by us for the fiscal years ended March 31, 2005 and 2004 to our principal auditing firm:

	2005	2004

Audit Fees	$88,000	$86,000
Audit Related Fees	$500	$500
Tax Fees	$22,000	$20,000
All Other Fees	$8,000	$7,000

Total	$118,500	$113,500

                Audit Fees: The Audit Fees billed by BA for the fiscal years ended March 31, 2005 and March 31, 2004 were for professional services rendered for the audits of the financial statements of the Company, quarterly reviews, and assistance with the review of documents filed with the Securities and Exchange Commission.

                Audit Related Fees: The Audit Related Fees for the fiscal years ended March 31, 2005 and March 31, 2004 were for attendance at the annual stockholders meeting.

                Tax Fees: The Tax Fees billed by BA for the fiscal years ended March 31, 2005 and March 31, 2004 were for services performed in connection with income tax compliance.

                All Other Fees: All Other fees billed by BA for the fiscal years ended March 31, 2005 and March 31, 2004 were for professional services rendered for the 401K audit.

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

PART IV

Item 15.        Exhibits, Financial Statement Schedules

(a) Financial Statements

(b) Financial Statement Schedules

None

(c) Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of December 14, 2000 between Registrant, then known as American Geological Enterprises, Inc., and Emtec, Inc. (1)

3.1	Certificate of Incorporation, as amended(2)

3.2	Amended and Restated Bylaws(2)

4.1	Certificate evidencing shares of common stock(2)

10.1	Resale Agreement dated September 29, 1997 between Registrant and Ingram Micro, Inc.(2)

10.2	Volume Purchase Agreement dated January 28, 1998 between Registrant and Tech Data Corporation(2)

10.3	Microsoft Certified Partner Agreement, dated December 20, 2000, between Microsoft and Registrant(3)

10.4	IBM Business Partner Agreement, dated May 31, 2000, between International Business Machines Corporation and Registrant(3)

10.5	Letter Agreement, dated April 24, 2001, between Novell Inc. and Registrant(3)

10.6	Citrix Solutions Network Gold Renewal Membership Agreement, dated April 30, 2001, between Citrix Systems, Inc. and Registrant(3)

10.7	U.S. Systems Integrator Agreement, dated December 22, 1999, between Cisco System, Inc. and Registrant.(3)

10.8	Sun Microsystem, Inc. Channel Agreement, dated February 1, 2000, between Sun Microsystems, Inc. and Emtec, Inc. .(6)

Exhibit No.	Description

10.9	Loan and Security Agreement, dated November 21, 2001, by and between Fleet Capital Corporation and Registrant.(4)

10.10	Agreement for Wholesale Financing, dated November 21, 2001, by and between IBM Credit Corporation and Registrant.(4)

10.11	Subordination Agreement, dated as of the 21st day of November, 2001, among Registrant, MRA Systems, Inc. dba GE Access and Fleet Capital Corporation.(4)

10.12	Intercreditor Agreement, dated as of November 21, 2001, between Fleet Capital Corporation and Ingram Micro Inc. and accepted by Registrant.(4)

10.13	Asset Acquisition Agreement dated December 5, 2001 by and between Devise Associates, Inc. and Registrant.(5)

10.14	Lease Agreement dated January 9, 2002 between Registrant and Vandergrand Properties Co., L.P., for New York, New York facility.(9)

10.15	Lease Agreement dated March 1, 2002 between Registrant and G. F. Florida Operating Alpha, Inc.,, for Jacksonville, Florida facility.(9)

10.16	Lease Agreement dated November 15, 2002 between Registrant and Hamilton Transit Corporate Center, for warehouse facility in Trenton, New Jersey.(10)

10.17	Asset Acquisition Agreement dated August 12, 2002 by and between Acentra Technologies, Inc. and Registrant.(7)

10.18	Asset Acquisition Agreement dated August 31, 2002 by and between Turnkey Computer Systems, Inc. and Registrant.(8)

10.19	Assignment of State of New Jersey Contract from Acentra Technologies, Inc. to the Registrant.(7)

10.20	Remarketer/Integrator Agreement dated August 15, 2002 between Dell Marketing L.P. and the Registrant.(7)

10.21	Lease Agreement dated June 1, 2004 between Registrant and Hamilton Transit Corporate Center, for office space in Trenton, New Jersey.(11)

10.22	Lease Agreement dated May 20, 2004 between Registrant and Facstore, for office space in Cranford, New Jersey. (11)

10.23	Amendment to Loan and Security Agreement, dated as of December 10, 2004 , between Bank of America Business Capital Corporation and Emtec, Inc.(12)

10.24	Lease Agreement dated September 2, 2004 between Registrant and GS&T Properties, LLC, for Suwanee, GA facility.

10.25	Lease Agreement dated January 1, 2005 between Registrant and Select Office Suites, for a sales office space in New York, New York.

10.26	Sub- lease Agreement dated November 24, 2004 between Registrant and vFinance, Inc., for office space in New York, New York.

10.27	1996 Stock Option Plan, as amended in 1999(2)

14.1	Code of Ethics(11)

21.1	Subsidiaries(2)

23.1	Consent of Baratz & Associates, P.A.

Exhibit No.	Description

31.1	Certification of John P. Howlett, Principal Executive Officer, of Emtec, Inc. dated July 14, 2005. Rule 13a-14(a)/15 d-14(a)

31.2	Certification of Sam Bhatt, Principal Financial Officer, of Emtec, Inc. dated July 14, 2005. Rule 13a-14(a)/15 d-14(a)

32.1	Certificate of John P. Howlett, Principal Executive Officer, of Emtec, Inc. dated July 14, 2005. Section 1350

32.2	Certificate of Sam Bhatt, Principal Financial Officer, of Emtec, Inc. dated July 14, 2005. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8K dated January 17, 2001, filed on January 31, 2001, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10 filed on May 21, 2001, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form 10, filed on July 12, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Current Report on Form 8K dated November 21, 2001, filed on November 26, 2001, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Current Report on Form 8K dated December 5, 2001, filed on December 20, 2001, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Form 10-K dated March 31, 2001, filed on July 12, 2001, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8K dated August 12, 2002 filed on August 26, 2002, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8K dated August 31, 2002 filed on September 13, 2002, and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Form 10-K dated March 31, 2002, filed on June 30, 2002, and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Form 10-K dated March 31, 2003, filed on July 15, 2003, and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Form 10-K dated March 31, 2004, filed on July 14, 2004, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8K dated December 10, 2004, filed on December 14, 2004, and incorporated herein by reference.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Emtec, Inc.
572 Whitehead Road, Bldg #1
Trenton, New Jersey 08619

We have audited the accompanying consolidated balance sheets of Emtec, Inc. as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emtec, Inc. as of March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2002, the Company changed its method for accounting for goodwill and other intangible assets by adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Baratz & Associates, P.A.
Baratz & Associates, P.A.

Marlton, New Jersey
June 6, 2005
(except for Note 18, as to which the date is July 14, 2005)

EMTEC, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND 2004

	2005	2004
Assets

Current Assets

Cash and cash equivalents	$2,357,972	$4,792
Receivables:
Trade, net	21,396,698	15,206,972
Others	1,640,613	289,445
Inventories	2,945,018	1,599,166
Prepaid expenses	395,228	396,313
Deferred tax assets	437,923	186,368

Total Current Assets	29,173,452	17,683,056

Property and equipment, net	337,168	387,073

Investment in geothermal power unit, net	—	569,960
Deferred tax assets	359,907	103,813
Intangible assets	105,219	118,198
Restricted cash	150,534	—
Other assets	78,177	46,512

Total Assets	$30,204,457	$18,908,612

The accompanying notes are an integral part
of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND 2004

	2005	2004

Liabilities and Shareholders’ Equity

Current Liabilities

Line of credit	$4,648,559	$2,308,416
Accounts payable	13,385,997	9,295,882
Customer deposits	1,571,274	332,667
Income taxes payable	1,400,312	279,397
Accrued liabilities	2,703,708	2,529,885
Deferred revenues	1,016,574	853,393

Total Current Liabilities	24,726,424	15,599,640

Deferred revenue	—	714,573

Deferred tax liability	—	25,924

Total Liabilities	24,726,424	16,340,137

Shareholders’ Equity

Common stock, $.01 par value; 25,000,000 shares authorized; 7,492,098 and 7,380,498 shares issued and outstanding at March 31, 2005 and 2004	74,921	73,805
Additional paid-in capital	2,333,387	2,294,805
Retained earnings	3,069,725	199,865

Total Shareholders’ Equity	5,478,033	2,568,475

Total Liabilities and
Shareholders’ Equity	$30,204,457	$18,908,612

The accompanying notes are an integral part
of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2005, 2004 AND 2003

	2005	2004	2003
Revenues:
Procurement services	$97,605,588	$82,184,744	$75,943,230
Service and consulting	15,094,410	17,986,564	16,140,896

Total Revenues	112,699,998	100,171,308	92,084,126

Cost of Revenues:
Procurement services	85,879,341	74,282,388	67,525,430
Service and consulting	10,467,370	11,497,465	11,915,844

Total Cost of Revenues	96,346,711	85,779,853	79,441,274

Gross Profit:
Procurement services	11,726,247	7,902,356	8,417,800
Service and consulting	4,627,040	6,489,099	4,225,052

Total Gross Profit	16,353,287	14,391,455	12,642,852

Operating Expenses:
Selling, general and administrative	12,532,580	13,321,726	12,533,905
Interest	217,860	328,296	160,803
Loss on impairment,Goodwill	—	—	254,894

Total Operating Expenses	12,750,440	13,650,022	12,949,602

Income (loss) from continuing operations before income taxes	3,602,847	741,433	(306,750)

Income tax expense (benefit)	989,317	121,328	(40,761)

Income(loss) from continuing operations	2,613,530	620,105	(265,989)

Income from discontinued geothermal operations, net of tax	48,052	22,883	54,518
Gain on sale of geothermal investment, net of tax	208,278	—	—

Net Income (Loss)	$2,869,860	$642,988	$(211,471)

Per Share:

Income (Loss) From Continuing Operations
Basic	$0.35	$0.08	$(0.04)
Diluted	$0.34	$0.08	$(0.04)
Income (Loss) From Discontinued Operations
Basic	$0.03	$0.00	$0.01
Diluted	$0.03	$0.00	$0.01
Net Income (Loss)
Basic	$0.39	$0.09	$(0.03)
Diluted	$0.37	$0.09	$(0.03)

Weighted Average Number of Shares
Outstanding:
Basic	7,389,798	7,380,498	7,080,498
Diluted	7,726,320	7,483,549	7,123,831

The accompanying notes are an integral part
of these consolidated financial statements.

EMTEC, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2005, 2004 AND 2003

			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity

	Common Stock
	Shares	Amount

Balance, April 1, 2002	7,080,498	$70,805	$2,210,805	$(231,652)	$2,049,958

Net loss for the year				(211,471)	(211,471)

Balance, March 31, 2003	7,080,498	$70,805	$2,210,805	$(443,123)	$1,838,487

Stock issued as payment for services	300,000	3,000	84,000		87,000

Net income for the year				642,988	642,988

Balance, March 31, 2004	7,380,498	$73,805	$2,294,805	$199,865	$2,568,475

Stock issued upon exercise of options	111,600	1,116	38,582		39,698

Net income for the year				2,869,860	2,869,860

Balance, March 31, 2005	7,492,098	$74,921	$2,333,387	$3,069,725	$5,478,033

The accompanying notes are an integral part
of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2005, 2004 AND 2003

	2005	2004	2003
Cash Flows From Operating Activities

Net income (loss) for the year	$2,869,860	$642,988	$(211,471)

Adjustments to Reconcile Net Income
(Loss) To Net Cash Provided By (Used
In) Operating Activities
Depreciation and amortization	315,163	605,309	590,293
Impairment Charges	—	462,915	254,894
Deferred income tax benefit	(533,573)	(176,047)	(78,907)
Stock issued as payment for services	—	87,000	—
Gain from sale of geothermal unit	(289,275)	—	—

Changes In Operating Assets and
Liabilities
Increase in receivables	(7,540,893)	(466,611)	(8,444,852)
(Increase) decrease in inventories	(1,345,852)	1,282,702	(1,791,919)
Decrease (increase) in prepaid expenses	1,084	66,515	(74,520)
Increase in restricted cash	(150,534)	—	—
(Increase) decrease in other assets	(31,665)	2,313	(903)
Increase in accounts payable	4,090,114	1,096,092	1,589,955
Increase (decrease) in customer deposits	1,238,607	(155,460)	242,740
Increase in income taxes payable	1,120,915	253,616	23,694
Increase in accrued liabilities	173,823	1,080,759	686,931
Increase (decrease) in deferred revenues	120,731	(510,070)	438,150

Net Cash Provided By (Used In)
Operating Activities	38,505	4,272,021	(6,775,915)

Cash Flows From Investing Activities
Purchases of equipment	(215,168)	(164,456)	(1,003,962)
Additional investment in geothermal unit	—	—	(64,978)
Acquisition of a business unit	—	—	(100,000)
Proceeds from sale of geothermal unit	150,000

Net Cash Used In Investing Activities	(65,168)	(164,456)	(1,168,940)

Cash Flows From Financing Activities
Net increase (decrease) in line of credit	2,340,145	(5,894,874)	8,203,290
Payment of related party debt	—	—	(19,000)
Proceeds from issuance of stock	39,698	—	—

Net Cash Provided By (Used In)
Financing Activities	2,379,843	(5,894,874)	8,184,290

Net Increase (Decrease) in
Cash and Cash Equivalents	2,353,180	(1,787,309)	239,435

Beginning Cash and Cash Equivalents	4,792	1,792,101	1,552,666

Ending Cash and Cash Equivalents	$2,357,972	$4,792	$1,792,101

The accompanying notes are an integral part
of these consolidated financial statements.

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2005, 2004 AND 2003

1.       Organization and Summary of Significant Accounting Policies

Emtec (OTC: ETEC) is a systems integrator focused on providing technology solutions that enable our customers to effectively use and manage their data to grow their businesses. Our areas of specialization in IT services include enterprise computing, data communications, data access, network design, enterprise backup and storage consolidation, managed services and staff augmentation. Emtec’s solutions are crafted to enable our customers to become more efficient and effective, thereby giving them a competitive advantage. Our customers are primarily Fortune 2000 companies, state and local governmental agencies, local school districts, and other large and mid-sized companies located principally in the New York/New Jersey Metropolitan area and the Southeastern United States. We service our customer base from leased facilities in New Jersey, New York, Georgia, and Florida.

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

Revenue Recognition

The Company recognizes revenues when the earning process is complete, evidenced by an agreement between the Company and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. Procurement services revenue represents sales of computer hardware and pre-packaged software. These arrangements often include software installations, configurations, and imaging, along with delivery and set-up of hardware. The Company follows the criteria contained in EITF 00-21 and SAB 104 in recognizing revenue associated with these transactions. The Company performs all software installations, configurations and imaging services at our locations prior to the delivery of the product. Some customer arrangements include “set-up” services performed at customer locations where the Company’s personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at customer workstations by plugging in all necessary connections, etc. This service is usually done on the same day as delivery. Revenue is recognized at date of delivery, except as follows:

•	In some instances, the “set-up” service is performed after date of delivery. The Company recognizes revenue for the “hardware” component at date of delivery when the amount of revenue allocable to this component is not contingent upon the completion of “set-up” services and therefore, the Company’s customer has agreed that the transaction is complete as to the “hardware” component. In instances where the Company’s customer does not accept delivery until “set-up” services are completed, the Company defers all revenue in the transaction until customer acceptance occurs.

•	There are occasions when a customer requests a transaction on a “bill & hold” basis. The Company follows the SAB 104 criteria and recognizes revenue prior to date of physical delivery only when all the criteria are met as follows:

	•	Risks of ownership have passed to the customer

	•	The customer has made a fixed commitment, in writing.

	•	A fixed delivery schedule is established

	•	The Company has not retained any specific performance obligations.

	•	The Company segregates the customer’s ordered goods from its general inventory and the order is complete and ready for shipment.

The Company does not modify its normal billing and credit terms for such customers. The customer is invoiced at the date of revenue recognition when all of the above criteria have been met.

The Company has experienced minimal customer returns. Since all eligible products must be returned to the Company within 30 days from the date of the invoice, the Company reduces the procurement services revenue and cost of procurement services in each accounting period based on the actual returns that occurred in the next 30 days after the close of the accounting period.

Service and consulting contracts include time billings based upon billable hours charged to the customers, fixed price short-term projects, hardware maintenance contracts, and manufacturer support service contracts. These contracts generally are task specific and do not involve multiple deliverables. Revenues from time billings are recognized as services are delivered. Revenues from short-term fixed price projects are recognized using the percentage of completion method, whenever reliable estimates of progress toward completion are available. Revenues from hardware maintenance contracts are recognized ratably over the contract period. Net revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately on their contract sale date. Manufacturer support service contracts contain cancellation privileges that allow our customers’ to terminate a contract with 90 days written notice. In this event, the customer is entitled to a pro-rated refund based on the remaining term of the contract and we would owe the manufacturer a pro-rated refund of the cost of the contract. However, the Company has experienced no customer cancellations of any significance during our most recent 3-year history and do not expect cancellations of any significance in the future.

Cash Equivalents

Cash equivalents include items almost as liquid as cash with maturity periods of three months or less when purchased. The carrying amount of cash and cash equivalents approximates fair value.

Trade Receivables

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of the accounts.

Other Receivables

Other receivables represent rebates, price protection receivables and amounts due from vendors for purchase returns made in the ordinary course of business. The Company’s accounting policy is to reduce cost of revenues of procurement services for rebates, discounts and other incentives received from suppliers.

Concentration of Credit Risk

The Company provides its services to a wide variety of commercial, governmental and institutional customers. Financial instruments which potentially subject the Company to concentrations of credit risk are cash (and cash equivalents) and trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, does not require collateral from its customers. The Company has not experienced significant credit losses. The Company maintains deposit accounts with reputable financial institutions; at times, such deposits may exceed Federal Depository Insurance Limits.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase prices. The Company provides an inventory reserve for obsolescence and deterioration based on management’s review of products and sales.

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

Valuation of Long Lived Assets

The Company evaluates the recoverability of its long-lived assets (other than intangibles and deferred tax assets) in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”(SFAS No. 144). Long-lived assets are reviewed for impairment under SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset.

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price over the fair value of the net assets acquired in a business combination accounted for under the purchase method. Beginning April 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142), goodwill and indefinite-lived assets are no longer amortized, but instead tested for impairment at least annually. Intangible assets that have finite useful lives are amortized over their useful lives.

Income Taxes

Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value of financial instruments at March 31, 2005 and 2004.

Short-term financial instruments (cash equivalents, receivables, payables, customer deposit and accrued liabilities) - cost approximates fair value because of the short maturity period.

Line of credit - cost approximates fair value because of the short interest-reset period.

Advertising Costs

Advertising and marketing costs are charged to expense as incurred. Advertising and marketing expenses for the years ended March 31, 2005, 2004 and 2003 were $399,682, $370,800, and $492,481, respectively.

Stock-Based Compensation

The Company did not change to the fair value based method of accounting for stock-based employees’ compensation. Accordingly, the adoption of SFAS No. 148 did not affect the Company’s financial condition or results of operations. However,SFAS No. 148 requires that information be provide as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing proforma information regarding net income (loss) and earnings (loss) per share. The Company accounts for stock based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

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

New Accounting Pronouncement

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised), “Share-Based Payments” (“SFAS 123R”), which is effective for the first annual period beginning after June 15, 2005. Under SFAS 123R, the Company will be required to measure the cost of employee service received in exchange for awards of stock options based upon the fair value of the options as of their grant date. The cost of the employee service will be recognized as compensation cost ratably over the option vesting period. Currently, the Company recognizes compensation expense pursuant to APB 25, whereby compensation expense is recognized to the extent that an option price is less than the market price of the stock at the date of the grant (the “Intrinsic Value”). Because Emtec’s practice is to set the option exercise price equal to the market price of the stock as of the date of the grant, no compensation expense is recognized for financial reporting purposes. SFAS 123R allows the use of either the Black-Scholes or a lattice option-pricing model to calculate the fair value of options. Currently, the Company is evaluating the adoption alternatives under SFAS 123R. The impact on future operating results will be dependent on the type and extent of stock-based compensation to be issued in future periods and cannot be determined at this time.

2.       Trade Receivables

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of the accounts. Trade accounts receivable consists of the following:

	March 31, 2005	March 31, 2004
Trade Receivable	$ 21,985,113	$ 15,570,374
Allowance for doubtful accounts	(588,415)	(363,402)
Trade Receivable, net	$ 21,396,698	$ 15,206,972

3.       Inventories

Inventories are stated at lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase price. The Company provides an inventory reserve for obsolescence and deterioration based on management’s review of product sales. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $433,667 and $722,551 at March 31, 2005 and March 31, 2004, respectively.

The components of inventories at March 31, are as follows:

	2005	2004
Hardware, software and accessories	$3,246,361	$2,151,818
Service parts	132,324	169,899

	3,378,685	2,321,717
Less inventory reserve	(433,667)	(722,551)

	$2,945,018	$1,599,166

4.       Financing Arrangements

On December 10, 2004, the Company entered into an amendment to the Loan and Security Agreement with Bank of America Business Capital Corporation (successor by merger to Fleet Capital Corporation) (“BOA”) extending its credit facility through November 21, 2006. The amendment increased the Company’s credit facility from $10 million to $12 million. The Company can borrow up to a lesser of $12 million minus outstanding letter of credits or 85% of eligible accounts receivable minus the outstanding letter of credit obligations. Interest on outstanding loans under the revolving credit facility with BOA is charged monthly at a fluctuating rate per annum equal to 0.25% above the Prime Rate and, at the Company’s option, interest on the outstanding loans may be charged at LIBOR plus 2.75%. The BOA revolving credit facility is collateralized by a lien upon and security interest in substantially all of the Company assets. Since current credit facilities with two of the Company’s primary trade vendors (GE Access and Ingram Micro.) were also collateralized by substantially all of the Company’s assets, BOA, GE Access and Ingram Micro have entered into intercreditor agreements, which provide that as regards to these vendors, debt obligations to BOA are accorded priority.

Effective February 11, 2005, Wells Fargo Business Credit, Inc. (“Wells Fargo”) acquired our credit facility from BOA. All terms and conditions remain unchanged.

As of March 31, 2005 the Company is in compliance with all its financial covenants.

At March 31, 2005, the Company had a $4.65 million outstanding balance under the credit facility and an unused availability of $6.35 million and the Company had $1.00 million in outstanding letter of credit obligations.

At March 31, 2005, the Company’s credit facilities with its primary vendors, GE Access, Ingram Micro and Tech Data were as follows: 1) Credit line with GE Access was $7.5 million, no interest charged, with an outstanding principal balance of $7.3 million. 2) Credit line with Ingram Micro was $5.5 million, at an 18% APR interest rate after 30 days from the date of the invoice, with an outstanding principal balance of $4.7 million. 3) Credit line with Tech Data was $1.5 million, no interest charged, with an outstanding principal balance of $363,000. Under these credit lines, the Company is obligated to pay each invoice within 30 days from the date of such invoice.

5.       Intangible Assets

The Company adopted SFAS No. 142, effective April 1, 2002. As a result, the Company performed its initial goodwill impairment test as of April 1, 2002 and another impairment test as of March 31, 2003. Based on the impairment test performed as of March 31, 2003, the goodwill of $254,894 associated with the acquisition of Devise Associates, Inc. was determined to be fully impaired and charged to earnings. This determination was based upon the operating and cash flow losses of this business unit since the January 9, 2002 acquisition date and budgeted fiscal 2004 operating and cash flow losses for this business unit. The Company found no impairment of its remaining goodwill for the years ended March 31, 2005, 2004 and 2003, respectively.

The Company was assigned a contract to supply computer hardware and services to the State of New Jersey in the August 12, 2002 acquisition of Acentra Technologies, Inc. This contract was valued at $100,000 in the acquisition. Amortization expense of $ 9,091 and $54,545 was expensed in fiscal years ended March 31, 2005 and 2004, respectively, based upon the prior contract term that ended at May 2004. The contract is subject to annual renewals. In May of 2004, the State of New Jersey extended the contract term through December 2004. Currently, the contract is extended through June 30, 2006. The net carrying value for this contract amounted to $ 0 and $ 9,091 at March 31, 2005 and 2004, respectively.

6.       Property and Equipment

The Company estimates the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over three years. The estimated useful lives are based on the historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be accelerated, resulting in the recognition of increased depreciation and amortization expense in future periods. The Company evaluates the recoverability of its long-lived assets (other than intangibles and deferred tax assets) in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”(SFAS No. 144). Long-lived assets are reviewed for impairment under SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset.

The Company invested $687,000 for the purchase of computer hardware, software and consulting services for its Network Operations Center to enhance its offerings in Managed Services during fiscal year ended March 31, 2003. The Company originally intended to depreciate these assets over 36 months based on the original projections of the future undiscounted net cash flows. The Company performed impairment tests of these assets as of December 31, 2003 and March 31, 2004. The company compared its original projections of the future undiscounted cash flows with actual performance, and reviewed its current sales pipeline. Based on these impairment tests, the Company recorded an impairment charge of $223,858 and $239,057 for three months ended December 31, 2003, and March 31, 2004, respectively. The total impairment charge of $462,915 was classified as general and administrative expense during the twelve months ended March 31, 2004. The net book value of this asset after impairment charge was $0 at March 31, 2004.

Property and equipment along with their components are as follows:

	Original Cost		Estimated Life

	March 2005	March 2004	(Years)

Computer equipment	$3,831,311	$3,643,052	3
Furniture and fixtures	357,845	357,845	5
Leasehold improvements	267,307	244,847	5
Vehicles	80,984	80,984	2

Total Property and Equipment	$4,537,447	$4,326,728
Less: accumulated depreciation and amortization	(4,200,279)	(3,939,655)

Net book value	$337,168	$387,073

7.       Income Tax Expense (Benefit)

Deferred income taxes reflect the net tax effects of (a) temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) net operating loss carryforwards (when available).

Income tax expense (benefit) consisted of the following for the years ended March 31:

	2005	2004	2003

Continuing Operations

Current taxes
Federal	$1,124,457	$196,296	$4,870
State and local	372,509	101,078	33,276

	1,496,966	297,374	38,146
Deferred taxes
Federal	(393,257)	(137,091)	(61,616)
State and local	(114,392)	(38,955)	(17,291)

	(507,649)	(176,046)	(78,907)

Net Income Tax Expense (Benefit)- Continuing Operations	$989,317	$121,328	$(40,761)

Discontinued Operations
Income tax expense-Discontinued Operations	$18,688	$4,359	$8,146
Income tax expense-Sale of Geothermal Investment	80,996	—	—

Total Income Tax Expense/ (Benefits)	1,089,001	125,687	(32,615)

Reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	2005	2004	2003

Expected tax expense (benefit) at statutory rates	$1,346,013	$261,350	$(82,989)
Effect of state taxes, net	275,918	63,486	19,118
Valuation allowances	(506,945)	(212,138)	23,927
Permanent differences	(25,985)	12,989	7,329

Actual Income Tax Expense/ (Benefit)	$1,089,001	$125,687	$(32,615)

Significant items comprising the Company’s deferred tax assets and liability at March 31, are as follows:

	2005	2004

Deferred Tax Assets

Differences between book and tax basis:
Trade receivables	$235,012	$145,142
Inventories	182,636	298,477
Property and equipment	113,348	172,715
Accrued liabilities	186,804	22,301
Intangible Assets	80,030	86,817
Net Operating loss carryforwards	—	—

	797,830	725,452

Less Valuation Allowance	—	(435,271)

Net Deferred Tax Assets	$797,830	$290,181

Deferred Tax Liability

Differences between book and tax basis:
Investment in geothermal power unit	$—	$25,924

At March 31, 2004 the Company recorded a valuation allowance against its deferred tax assets, as stated in the above table, reducing those assets to amounts which, conservatively, are more likely than not to be realized. Federal net operating loss carryovers approximated $850,000 at March 31, 2003. The federal net operating losses were utilized in their entirety in 2004 to reduce current federal income taxes payable. The Company reduced the estimated valuation allowance to zero during the fourth quarter of fiscal 2005. The change in estimate was the result of strong fiscal 2005 operating results that cause us to believe that it more likely than not that we will fully realize our deferred tax assets in future periods.

8.       Major Customers

Major customers approximated 50%, 57%, and 44% of the Company’s net revenues in the years 2005, 2004 and 2003 respectively. Major customer revenues are as follows:

	% Of Total Revenues	Customers

	24%	Gwinnett County Public Schools
	15%	The State of New Jersey Contract
	11%	Duval County Public Schools

2005	50%

	31%	The State of New Jersey Contract
	16%	Gwinnett County Public Schools
	11%	Duval County Public Schools

2004	58%

	23%	Gwinnett County Public Schools
	17%	The State of New Jersey Contract
	10%	Duval County Public Schools

2003	50%

While the Company believes its relationship with these customers will continue, there can be no assurance that sales to these customers will continue at all or at the same level.

9.       401(k) Plan

The Company sponsors a 401(k) plan for all employees with at least 6 months of service and who are at least 20 years of age. Eligible employees may contribute 2% to 15% of their annual compensation to the plan. The Company matches 25% of the first 6% of employee plan contributions and may contribute additional amounts at the Company’s discretion. Participants are vested 20% for each year of service and are fully vested after 6 years. Company contributions to the plan were $107,480, $86,436, and $119,911 for the years ended March 31, 2005, 2004, and 2003, respectively.

10.       Stock Option Plan

The Company’s 1996 Stock Option Plan (the Plan) (amended in 1999) authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,000,000 shares of its common stock for issuance under the Plan at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company’s common stock). The Black-Scholes option pricing model has been used to determine the fair value of options granted subsequent to January 17, 2001.

        Option activity is summarized as follows:

For the year ended March 31, 2003:

Options Outstanding - April 1, 2002	381,328

Options granted	180,000
Options exercised	—
Options forfeited or expired	(99,900)

Options outstanding - March 31, 2003	461,428

For the year ended March 31, 2004:

Options granted	—
Options exercised	—
Options forfeited or expired	(46,200)

Options outstanding - March 31, 2004	415,228

For the year ended March 31, 2005:

Options granted	60,000
Options exercised	(111,600)
Options forfeited or expired	(27,106)

Options outstanding- March 31, 2005	336,522

Information with respect to stock options outstanding and exercisable at March 31, 2005 is as follows:

Options Outstanding and Exercisable

Outstanding as of 3/31/05	Weighted Avg. Remaining Life in Years	Exercise Price

56,000	2.3	$ 0.29
15,000	2.6	$ 0.44
15,000	1.6	$ 0.55
60,000	4.5	$ 0.86
39,712	1.1	$ 1.00
150,810	0.4	$ 1.03

SFAS No. 123 requires pro forma disclosure under the fair value method of net income (loss) and income (loss) per share when stock options are granted to employees and directors. The fair value for options was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The weighted average fair value of options granted in 2005, 2004, and 2003 and the assumptions used in estimating fair value under the Black-Scholes model are as follows:

	2005		2004	2003

Estimated weighted average values of options granted	$0.59	$	n/a	$0.24

Principal assumptions in applying the Black-Scholes valuation model:

Expected life, in years	2.50	n/a	2.50
Risk-free interest rate	2.62%	n/a	3.01%
Expected volatility	1.26	n/a	1.54
Expected dividend yield	0.00%	n/a	0.00%

For purposes of pro forma disclosures, the estimated fair value of options granted to employees and directors is amortized to expense over the options’ vesting period and the pro forma expense is adjusted for the effect of income taxes. Had the Company adopted FASB Statement No. 123 in lieu of APB No. 25, the Company’s net income (loss) and income (loss) per share would have been the pro forma amounts indicated below:

	2005	2004	2003

Net income (loss) as reported	$2,869,860	$642,988	$(211,471)

Less: Stock-based compensation under
SFAS 123	25,843	—	21,473

Pro forma net income (loss)	$2,844,017	$642,988	$(232,944)

Pro forma net income (loss) per share:

Basic -	$0.38	$0.09	$(0.03)

Diluted -	$0.37	$0.09	$(0.03)

Net income (loss) per share as reported:

Basic -	$0.39	$0.09	$(0.03)

Diluted -	$0.37	$0.09	$(0.03)

Shares used in calculation of pro forma
per shares amounts: basic	7,389,798	7,380,498	7,080,498

diluted	7,726,320	7,483,549	7,123,831

11.       Commitments and Contingencies

Leases:

The Company leases offices, warehouse facilities, vehicles and office equipment under noncancellable operating leases. Future minimum lease payments under such leases are as follows:

Fiscal Years

2006	675,200
2007	484,193
2008	447,277
2009	173,533
Thereafter	2,451

Total	$1,782,654

Aggregate rent expense for offices and warehouse facilities amounted to $1,252,601, $1,066,962, and $920,893 for the years ended March 31, 2005, 2004, and 2003, respectively. Aggregate rent expense for vehicles and office equipment amounted to $58,946, $71,903, and $118,026 for the years ended March 31, 2005, 2004, and 2003, respectively.

Litigation:

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

Contingencies:

At March 16, 2005, the Company sold its 5.49% working interest in the Roosevelt Hot Springs geothermal unit to Energy Minerals, Inc. (“buyer”). As part of the transaction, the buyer assumed the remaining liability under the geothermal steam purchase agreement with Pacificorp (d/b/a Utah Power & Light Company). Under the 30-year agreement executed in 1993, a $1 million prepayment was received by the Company from Pacificorp. The agreement gives Pacificorp the right to recover a pro-rated portion of their original $1 million pre-payment should the geothermal unit fail to produce steam at levels specified under the agreement. The Company recorded the pre-payment as deferred revenue and was amortizing the amount as earned revenue over the 30-year term of the steam purchase agreement. Energy Minerals, Inc. has been assigned rights to the steam purchase agreement with Pacificorp and has assumed the remaining $672,123 deferred revenue liability as of March 16, 2005. However, should the geothermal unit fail to produce steam at levels specified under the agreement during the remaining 30 year term of the agreement, PacifiCorp could potentially make a claim against Emtec as a former owner, if the current ownership of the geothermal unit failed to satisfy PacifiCorp’s claims. The Company believes that the probability of this occurrence is remote due to the strong production and operating history of the geothermal unit.

12.       Supplemental Cash Flow Information

Cash paid for interest and income taxes were as follows:

	2005	2004	2003

Interest	$217,860	$328,296	$160,803
Income Taxes	$256,225	$50,341	$17,128

13.       Related Party Transactions

The Company moved its 2990 Gateway Drive, Norcross, GA office and warehouse location to 500 Satellite Blvd., Suwanee, GA on December 1, 2004. The Company is occupying approximately 21,000 square feet of office and warehouse space out of a total of approximately 70,000 square feet. This space is leased from GS&T Properties, LLC, in which Messrs. John Howlett and Ronald Seitz, each an executive officer and director of the Company, are passive investors, each owning an approximate 10% equity interest. The lease term is for 5 years with monthly base rent of $12,500.

14.       Office Consolidation

In December 2004, the Company completed the final phase of its office consolidation plan by entering into an agreement to sub-lease its office space at 880 3rd Avenue in New York City. The June 2008 term of the sublease coincides with the term of the Company’s underlying lease. The sublease is expected to generate approximately $15,700 in monthly rental receipts to the Company to partially offset approximately $25,000 in monthly rent payments to be made by the Company pursuant to its underlying lease commitment through June 2008.

The Company has recorded a one-time charge of $470,000 to sales, general and administrative expenses for the year ended March 31, 2005. This charge was computed based upon the net present value of the Company’s remaining lease obligation in excess of the present value of expected rental receipts under the sub-lease.

The company has moved its New York City office to a much smaller shared office space located at 116 West 23rd Street, New York. The term of this lease is for fourteen months at monthly base rent of $1300.

15.       Discontinued Operations

At March 16 2005, Emtec sold its 5.49% working interest in the Roosevelt Hot Springs geothermal unit located in Beaver County, Utah for $150,000 cash to Energy Minerals, Inc. The Company recorded a gain of $ 289,275 on the disposition as follows:

Cash proceeds	$150,000
Deferred Revenue liability assumed in transaction	672,123

Total Consideration	822,123
Carrying Value of Investment @3/16/05	532,849

Net Gain from disposition	$289.274

The net gain as reported in the statement of operations was reduced to

$208,278 after giving effect to income taxes of $80,996.

The operating results of the geothermal investment, net of income taxes, for the three years ended March 31, 2005, 2004 and 2003 are reclassified as discontinued operations in the statement of operations.

Continuing operations include the results of the Company’s continuing information technology business.

16.       Quarterly Financial Information - (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	2005
Revenues	$28,564,207	$29,083,729	$24,959,657	$30,092,405	$112,699,998
Gross Profit	3,942,470	3,869,923	3,686,703	4,854,191	16,353,287
Income (Loss) From Continuing Operations	$595,367	$603,423	$72,195	$1,342,545	$2,613,530
Net Income (Loss)	$603,139	$616,393	$81,590	$1,568,738	$2,869,860

Per share:

Income (Loss) From Continuing Operations

Basic	$.08	$.08	$0.01	$.18	$.35
Diluted	$.08	$.08	$0.01	$.17	$.34

Net Income (Loss)

Basic	$.08	$.08	$0.01	$.21	$.39
Diluted	$.08	$.08	$0.01	$.20	$.37

	2004
Revenues	$28,432,755	$25,769,166	$24,618,564	$21,350,823	$100,171,308
Gross Profit	3,673,482	3,265,192	3,837,011	3,615,770	14,391,455
Income (Loss) From Continuing Operations	$347,677	$(149,727)	$337,229	$84,926	$620,105
Net Income (Loss)	$357,891	$(138,948)	$320,326	$103,719	$642,988

Per share:

Income (Loss) From Continuing Operations

Basic	$.05	$(.02)	$0.04	$.01	$.08
Diluted	$.05	$(.02)	$0.04	$.01	$.08

Net Income (Loss)

Basic	$.05	$(.02)	$0.05	$.01	$.09
Diluted	$.05	$(.02)	$0.04	$.01	$.09

17.       Accounts Receivable and Inventory Allowances

            The following table provides information regarding accounts receivable and inventory valuation allowance activity for the three years ended March 31, 2005.

	Allowances
	Accounts Receivable	Inventory
Balance, April 1, 2002	$152,602	$451,715

Charged to costs and expenses	88,245	23,536
Write-offs	( —)	(4,048)

Balance, March 31, 2003	$240,847	$471,203

Charged to costs and expenses	165,054	251,348
Write-offs	(42,499)	( —)

Balance, March 31, 2004	$363,402	$722,551

Charged to costs and expenses	306,304	138,636
Write-offs	(81,291)	(427,520)

Balance, March 31, 2005	$588,415	$433,667

18.        Subsequent Event

On July 14, 2005, the Company announced that it had entered into a definitive agreement to merge with DARR Westwood Technology Corporation, the parent company of Westwood Computer Corporation. Westwood Computer Corporation, headquartered in Springfield, New Jersey and established in 1964, is a privately held information technology company and a supplier of information technology products and services to the Federal Government. Westwood Computer has additional locations in New York and Virginia, as well as five regional offices in the South and Western United States.

Upon the effectiveness of the merger, which is expected to occur within the next several weeks, DARR Westwood's shareholders will acquire approximately 55% of the Company’s then issued and outstanding shares of common stock and the Company’s board of directors will be comprised solely of DARR Westwood's designees, thereby resulting in a change in the Company’s control. Dinesh Desai, Chairman and CEO of Westwood Computer, will become the Company’s Chairman and CEO. John Howlett and Ron Seitz, currently the Company’s CEO and our COO, respectively, will remain as President, Northeast and President, Southeast, respectively.

Completion of the merger is subject, among other matters, to regulatory filings and the expiration of a subsequent 10 day waiting period. Subject to the receipt of institutional financing, which is also a condition to the completion of the merger, the Company will initiate within 30 days thereafter a self-tender offer to repurchase up to 2,864,584 shares of its then issued and outstanding shares of common stock having an aggregate purchase price of up to $5.5 million at a price of $1.92 per share.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    July 14, 2005

EMTEC, INC.

By:	/s/ John P. Howlett
John P. Howlett
Chairman and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/John P. Howlett	Chairman and	July 14, 2005
John P. Howlett	Chief Executive Officer

/s/Sam Bhatt	Vice President-Finance	July 14, 2005
Sam Bhatt	(Principal Financial Officer)
(Principal Accounting Officer)

/s/Ronald A. Seitz	President, Chief Operating	July 14, 2005
Ronald A. Seitz	Officer, and Director

/s/Frank Jerd	Director	July 14, 2005
Frank Jerd

/s/George F. Raymond	Director	July 14, 2005
George F. Raymond