Form 10-Q
period 2005-06-30
EMTEC INC/NJ
filed 2005-08-19
CIK 5117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission file number: 0-32789

EMTEC, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	87-0273300 (I.R.S. Employer Identification No.)

572 Whitehead Road, Bldg.#1

Trenton, New Jersey 08619

(Address of principal executive offices, including zip code)

(609) 528-8500

(Registrant’s telephone number, including area code)

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

As of August 14, 2005, there were outstanding 17,204,134 shares of the registrant’s common stock.

EMTEC, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EMTEC, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	March 31, 2005
Assets	(unaudited)

Current Assets

Cash & cash equivalents	$916,563	$2,357,972
Receivables:
Trade, net	$15,846,909	$21,396,698
Others	$1,225,909	$1,640,613
Inventories	$2,587,738	$2,945,018
Prepaid expenses	$441,126	$395,228
Deferred tax assets	$437,923	$437,923

Total Current Assets	$21,456,168	$29,173,452

Property and equipment, net	$315,046	$337,168
Deferred tax assets	$359,907	$359,907
Intangible assets	$105,219	$105,219
Restricted cash	$150,825	$150,534
Other assets	$55,677	$78,177

Total Assets	$22,442,842	$30,204,457

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	March 31, 2005
Liabilities and Shareholder’s Equity	(unaudited)

Current Liabilities

Line of credit	$3,052,202	$4,648,559
Accounts payable	$9,084,385	$13,385,997
Customer deposits	$944,352	$1,571,274
Income taxes payable	$413,114	$1,400,312
Accrued liabilities	$1,787,256	$2,703,708
Deferred revenues	$918,032	$1,016,574

Total Current Liabilities	$16,199,341	$24,726,424

Total Liabilities	$16,199,341	$24,726,424

Shareholders’ Equity

Common stock, $0.01 par value; 25,000,000 shares authorized; 7,547,135 and 7,492,098 shares issued outstanding at June 30, 2005 and March 31, 2004	$75,471	$74,921
Additional paid-in capital	$2,372,876	$2,333,387
Retained Earnings	$3,795,154	$3,069,725

Total Shareholders’ Equity	$6,243,501	$5,478,033

Total Liabilities and Shareholders’ Equity	$22,442,842	$30,204,457

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended:
	June 30, 2005	June 30, 2004
Revenues:
Procurement services	$22,494,891	$24,760,466
Service and consulting	4,257,023	3,803,741
Total Revenues	26,751,914	28,564,207

Cost of Revenues:
Procurement services	19,823,812	21,968,266
Service and consulting	2,999,152	2,653,471
Total Cost of Revenues	22,822,964	24,621,737

Gross Profit:
Procurement services	2,671,079	2,792,200
Service and consulting	1,257,871	1,150,270
Total Gross Profit	3,928,950	3,942,470

Operating Expenses:
Sales, general and administrative	2,663,719	2,968,455
Interest	59,802	38,830
Total Operating Expenses	2,723,521	3,007,285

Income from continuing operations before income taxes	1,205,429	935,185
Income tax expense	480,000	339,818

Income from continuing operations	725,429	595,367

Income From Discontinued Geothermal Operations, net of tax	–	7,772

Net Income	$725,429	$603,139

Per Share:
Income From Continuing Operations
Basic	$0.10	$0.08
Diluted	$0.09	$0.08
Net Income
Basic	$0.10	$0.08
Diluted	$0.09	$0.08
Weighted Average Number of Shares Outstanding:
Basic	7,528,368	7,380,498
Diluted	7,664,408	7,538,255

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended:
	June 30, 2005	June 30, 2004
Cash Flows From Operating Activities
Net income for the three months	$725,429	$603,139

Adjustments to Reconcile Net Income to Net Cash Provided by (Used In) Operating Activities
Depreciation and amortization	$47,483	$97,660

Changes In Operating Assets and Liabilities
Decrease (Increase) in receivables	$5,964,491	$(3,778,398)
Decrease (Increase) in inventories	$357,280	$(198,313)
(Increase) Decrease in prepaid expenses	$(45,898)	$15,623
Increase in restricted Cash	$(292)	$–
Decrease in other asset	$22,500	$9,448
(Decrease) Increase in accounts payable	$(4,301,817)	$3,555,345
(Decrease) Increase in customer deposits	$(626,918)	$58,363
(Decrease) Increase in income taxes payable	$(987,199)	$65,361
Decrease in accrued liabilities	$(916,247)	$(176,451)
(Decrease) Increase in deferred revenues	$(98,543)	$199,349

Net Cash Provided By Operating Activities	$140,269	$451,126

Cash Flows From Investing Activities
Purchases of equipment	$(25,360)	$(30,813)

Net Cash Used In Investing Activities	$(25,360)	$(30,813)

Cash Flows From Financing Activities
Net (Decrease) Increase in line of credit	$(1,596,357)	$377,444
Proceeds from issuance of stock	$40,039	$–

Net Cash (Used In) Provided By Financing Activities	$(1,556,318)	$377,444

Net (Decrease) Increase in Cash and Cash Equivalents	$(1,441,409)	$797,757

Beginning Cash and Cash Equivalents	$2,357,972	$4,792

Ending Cash and Cash Equivalents	$916,563	$802,549

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Quarterly results are not necessarily indicative of results for the full year. For further information, refer to the annual financial statements and notes thereto included in the Company’s Form 10-K for the year ended March 31, 2005.

2.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount the employee must pay to acquire the stock. No compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations since the price of the options was set at the quoted market price of Company stock at dates of grant. The weighted average fair value of all of the employee options was estimated on the date of grant using the Black-Scholes model.

The Company did not elect to change to the fair value based method of accounting for stock-based employees’ compensation during the quarter ended June 30, 2005. Accordingly, the adoption of SFAS No. 148 did not affect the Company’s financial condition or results of operations. However, SFAS No. 148 requires that information be provided as if the Company had accounted for employee stock options under the fair value method of this statement, including disclosing pro forma information regarding net income per share.

Had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation, the Company’s net income per share would have been changed from the “as reported” amounts to the “pro forma” amounts as follows:

	Three Months Ended June 30,
Pro Forma:
	2005	2004
Net income as reported	$725,429	$603,139
Less: Stock-based compensation under SFAS 123	(22,500)	–

Pro forma net income	$702,929	$603,139

Pro forma net income per share:

Net Income Per Share Basic	$.09	$.08
Net Income Per Share Diluted	$.09	$.08

Net income per share as reported:

Net Income Per Share Basic	$.10	$.08
Net Income Per Share Diluted	$.09	$.08

Option activity is summarized in the following table:

Options outstanding – April 1, 2005	336,522
Activity for the three months ended June 30, 2005:
Options granted	30,000
Options exercised	(55,037)
Options forfeited or expired	(37,760)
Options outstanding – June 30, 2005	273,725
3.	Line of Credit

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

At June 30, 2005, the Company was in compliance with its financial covenants, and had a $3.05 million outstanding balance under the credit facility with Wells Fargo and an unused availability of $7.95 million and the Company had $1.00 million in outstanding letter of credit obligations.

At June 30, 2005, the Company’s credit facilities with its primary vendors, GE Access, Ingram Micro and Tech Data were as follows: 1) Credit line with GE Access was $6.6 million, no interest charged, with an outstanding principal balance of $4.01 million. 2) Credit line with Ingram Micro was $5.5 million, at an 18% APR interest rate after 30 days from the date of the invoice, with an outstanding principal balance of $4.26 million. 3) Credit line with Tech Data was $1.5 million, no interest charged, with an outstanding principal balance of $383,000. Under these credit lines, the Company is obligated to pay each invoice within 30 days from the date of such invoice.

4.	Trade Receivables

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of the accounts. Trade accounts receivable consists of the following:

	June 30, 2005	March 31, 2005
Trade Receivable	$16,463,231	$21,985,113
Allowance for doubtful accounts	(616,322)	(588,415)
Trade Receivable, net	$15,846,909	$21,396,698
5.	Inventory

Inventories are stated at lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase price. The Company provides an inventory reserve for obsolescence and deterioration based on management’s review of product sales. Inventory is recorded on the balance sheet net of allowances for inventory valuation of $455,499 and $433,667 at June 30, 2005 and March 31, 2005, respectively.

The components of inventories at June 30, and March 31, 2005 are as follows:

	June 30,	March 31,
Hardware, software and accessories	$2,913,051	$3,246,361
Service parts	130,186	132,324
	3,043,237	3,378,685
Less inventory reserve	(455,499)	(433,667)

	$2,587,738	$2,945,018
6.	Major Customers

Major customers approximated 58%, and 65% of the Company’s net revenues in the quarters ended June 30, 2005, and 2004 respectively.

Major customer revenues are as follows:

	% Of Total Revenues	Customers
	36%	Gwinnett County Public Schools
	12%	The State of New Jersey Contract
	10%	General Electric

1Q 2006	58%

	33%	Gwinnett County Public Schools
	21%	Duval County Public Schools
	11%	The State of New Jersey Contract

1Q 2005	65%

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

8.	Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised), “Share-Based Payments” (“SFAS 123R”), which is effective for the first fiscal year beginning after June 15, 2005. Under SFAS 123R, the Company will be required to measure the cost of employee service received in exchange for awards of stock options based upon the fair value of the options as of their grant date. The cost of the employee service will be recognized as compensation cost ratably over the option vesting period. Currently, the Company recognizes compensation expense pursuant to APB 25, whereby compensation expense is recognized to the extent that an option price is less than the market price of the stock at the date of the grant (the “Intrinsic Value”). Because Emtec’s practice is to set the option exercise price equal to the market price of the stock as of the date of the grant, no compensation expense is recognized for financial reporting purposes. SFAS 123R allows the use of either the Black-Scholes or a lattice option-pricing model to calculate the fair value of options. Currently, the Company is evaluating the adoption alternatives under SFAS 123R. The impact on future operating results will be dependent on the type and extent of stock-based compensation to be issued in future periods and cannot be determined at this time.

9.	Discontinued Operations

At March 16 2005, Emtec sold its 5.49% working interest in the Roosevelt Hot Springs geothermal unit located in Beaver County, Utah for $150,000 cash to Energy Minerals, Inc.

The operating results of the geothermal investment, net of income taxes, for the three months ended June 30, 2004 are reclassified as discontinued operations in the statement of operations.

Continuing operations include the results of the Company’s continuing information technology business.

10.	Subsequent Event

On August 5, 2005, the Company completed a merger under the Agreement and Plan of Merger dated as of July 14, 2005 (the “Merger Agreement”), by and among the Company, Emtec Viasub LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“MergerCo”), and Darr Westwood Technology Corporation, a Delaware corporation (“Darr”). Pursuant to the terms of the Merger Agreement, Darr merged with and into MergerCo, with MergerCo remaining as the surviving company (the “Surviving Company”) and a wholly-owned subsidiary of the Company (the “Merger”).

In connection with the Merger, and as provided in the Merger Agreement, each of the 500 shares of Darr common stock issued and outstanding immediately prior to the Merger were canceled and extinguished and automatically converted into (i) 19,056.22 shares of Company common stock and (ii) a 5-year warrant to purchase shares of Company common stock, which is subject to adjustment. The total number of Company shares issued to Darr shareholders in the Merger were 9,528,110. The warrant evidences the variable obligation of the Company to issue shares of its capital stock in the aggregate equal to ten percent (10%) of the total issued and outstanding shares of the Company’s stock at any point during the term of the warrants, calculated on a fully diluted basis for an aggregate exercise price of $3,645,752. The per share exercise price will be equal to such former Darr stockholder’s aggregate exercise price divided by the number of warrant shares received by the Darr stockholder.

In connection with the closing of the Merger, the employment agreements dated as of July 14, 2005, between the Company and each of Messers. John P. Howlett and Ronald A. Seitz became effective, pursuant to which Messers. Howlett and Seitz are to serve as the President of Northeast Operations and President of Southeast Operation, respectively, for a period commencing on August 5, 2005 and terminating on August 31, 2008, although this term may be extended annually for additional one-year periods with the mutual consent of the parties. Under the terms of this agreement, Messers. Howlett and Seitz are entitled to receive a base salary of $230,000 each, which shall be increased by 5% each year of the initial term of employment. In addition, they are eligible to receive both an annual bonus of $100,000 and a bonus targeted at 50% of their base salary based upon the achievement by the Company of performance criteria set forth in the employment agreements.

On August 5, 2005, the Company’s subsidiaries, Emtec Inc., a New Jersey corporation (“Emtec NJ”) and Westwood Computer Corporation, a New Jersey corporation and subsidiary of Darr (“Westwood” and together with the Emtec NJ, the “Borrower”), entered into a Business Financing Agreement with GE Commercial Distribution Finance Corporation (“Lender”) pursuant to which the Lender has agreed to provide to Borrower an accounts receivable facility (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $35.0 million or 85% of eligible accounts receivable, plus 100% of unsold inventory financed by the lender, minus a $3.15 million reserve. The Credit Facility is subject to certain mandatory prepayments upon the occurrence of certain events, subject to certain exceptions set forth in the Business Financing Agreement.

In connection with the Credit Facility, Emtec NJ and Westwood (together, the “Dealer”) entered into the Agreement for Wholesale Financing with the Lender on August 5, 2005 (the “Wholesale Agreement”). The Wholesale Agreement provides for an extension of credit subject to the maximum aggregate borrowings set forth in the Credit Facility by the Lender to the Dealer from time to time to purchase inventory from approved vendors and for other purposes. The financial terms of any advance by the Lender are not set forth in the Wholesale Agreement because such terms depend upon many variable factors, including availability of vendor discounts, payment terms or other incentives and floorplanning volume. The Wholesale Agreement contains certain customary representations and warranties and events of default, including failure to pay interest, principal or fees, any material inaccuracy of any representation and warranty, bankruptcy and insolvency events.

In connection with the entry into the Credit Facility, the Company terminated the Loan and Security Agreement dated November 21, 2001, as amended, by and between Wells Fargo Business Credit, Inc., as assignee of Fleet Capital Corporation and Emtec NJ.

In connection with the closing of the Merger, each of John P. Howlett, Ronald A. Seitz, George Raymond, R. Frank Jerd resigned as a director of the Company effective as of August 5, 2005. Effective as of August 5, 2005, Dinesh Desai, Keith Grabel, Brian McAdams and Gregory Chandler were appointed as directors of the Company.

As discussed in Form 8-K filed on August 11, 2005, in connection with the closing of the Merger, the Company determined to change their fiscal year end from March 31 to August 31 effective as of August 31, 2005. We will account for the Merger as a “reverse acquisition.” Consequently, we will not file a transition report reflecting the change of our fiscal year to that of Darr, given the fact that for accounting purposes, Darr is deemed to be the “accounting acquirer” in the “reverse acquisition.” The historical financial statements of the registrant will become those of the accounting acquirer “Darr” in all future quarterly Form 10-Q and annual Form 10-K reports to be filed by us.

In accordance with the terms of the Merger, Emtec will initiate a self tender offer sometime within the 30 day period after the Merger to repurchase up to 2,864,584 shares of its then issued and outstanding common stock having an aggregate purchase price of up to $5.50 million at a price of $1.92 per share. On August 5, 2005, we have drawn down $5.5 million from our Credit Facility, and have setup an escrow account for the purposes of the self tender offer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview and Recent Developments

Emtec, Inc. established in 1981, is an information technology company, providing services and products to commercial, federal, education, state and local verticals. Areas of specific practices include communications, data availability, enterprise computing, managed services, storage and data center planning and Development.

On August 5, 2005, we completed our merger under the Agreement and Plan of Merger dated as of July 14, 2005 (the “Merger Agreement”), by and among us, Emtec Viasub LLC, a Delaware limited liability company and wholly-owned subsidiary of Emtec (“MergerCo”), and Darr Westwood Technology Corporation, a Delaware corporation (“Darr”). Pursuant to the terms of the Merger Agreement, Darr merged with and into MergerCo, with MergerCo remaining as the surviving company (the “Surviving Company”) and a wholly-owned subsidiary of Emtec (the “Merger”).

Westwood Computer Corporation (“Westwood”), headquartered in Springfield, New Jersey and established in 1964, was a wholly owned subsidiary of Darr and is a supplier of information technology products and services to the Federal Government. It has been recognized as one of the top 20 General Services Administration vendors in the IT industry during each of the past eight years and was named in data compiled by the GSA as the ninth largest such vendor for the Federal Government’s 2004 fiscal year. Westwood has additional locations in New York and Virginia, as well as five regional offices in the South and Western United States.

In connection with the Merger, and as provided in the Merger Agreement, each of the 500 shares of Darr common stock issued and outstanding immediately prior to the Merger were canceled and extinguished and automatically converted into (i) 19,056.22 shares of our common stock and (ii) a 5-year warrant to purchase shares of our common stock, which is subject to adjustment. The total number of our shares issued to Darr shareholders in the Merger were 9,528,110. The warrant evidences our obligation to issue shares of its capital stock in the aggregate equal to ten percent (10%) of such stock calculated on a fully diluted basis for an aggregate exercise price of $3,645,752. The per share exercise price will be equal to such former Darr stockholder’s aggregate exercise price divided by the number of warrant shares received by the Darr stockholder.

In connection with the closing of the Merger, the employment agreements dated as of July 14, 2005, between us and each of Messers. John P. Howlett, and Ronald A. Seitz became effective, pursuant to which Messers. Howlett and Seitz are to serve as the President of Northeast Operations and President of Southeast Operation, respectively, for a period commencing on August 5, 2005 and terminating on August 31, 2008, although this term may be extended annually for additional one-year periods with the mutual consent of the parties. Under the terms of this agreement, Messers. Howlett and Seitz are entitled to receive a base salary of $230,000 each, which shall be increased by 5% each year of the initial term of employment. In addition, they are eligible to receive both an annual bonus of $100,000 and a bonus targeted at 50% of their base salary based upon the achievement of performance criteria set forth in the employment agreements.

On August 5, 2005, our subsidiaries, Emtec Inc., a New Jersey corporation (“Emtec NJ”) and Westwood (together with the Emtec NJ, the “Borrower”), entered into a Business Financing Agreement with GE Commercial Distribution Finance Corporation (“Lender”) pursuant to which the Lender has agreed to provide to Borrower an accounts receivable facility (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $35.0 million or 85% of eligible accounts receivable, plus 100% of unsold inventory financed by the lender, minus a $3.15 million reserve. The Credit Facility is subject to certain mandatory prepayments upon the occurrence of certain events, subject to certain exceptions set forth in the Business Financing Agreement.

In connection with the Credit Facility, Emtec NJ and Westwood (together, the “Dealer”) entered into the Agreement for Wholesale Financing with the Lender on August 5, 2005 (the “Wholesale Agreement”). The Wholesale Agreement provides for an extension of credit subject to the maximum aggregate borrowings set forth in the Credit Facility by the Lender to the Dealer from time to time to purchase inventory from approved vendors and for other purposes. The financial terms of any advance by the Lender are not set forth in the Wholesale Agreement because such terms depend upon many variable factors, including availability of vendor discounts, payment terms or other incentives and floorplanning volume. The Wholesale Agreement contains certain customary representations and warranties and events of default, including failure to pay interest, principal or fees, any material inaccuracy of any representation and warranty, bankruptcy and insolvency events.

In connection with the closing of the Merger, each of John P. Howlett, Ronald A. Seitz, George Raymond, R. Frank Jerd resigned as a director of the Company effective as of August 5, 2005. Effective as of August 5, 2005, Dinesh Desai, Keith Grabel, Brian McAdams and Gregory Chandler were appointed as directors of the Company.

As discussed in Form 8-K filed on August 11, 2005, in connection with the closing of the Merger, we determined to change our fiscal year end from March 31 to August 31 effective as of August 31, 2005. We will account for the Merger as a “reverse acquisition.” Consequently, we will not file a transition report reflecting the change of our fiscal year to that of Darr, given the fact that for accounting purposes, Darr is deemed to be the “accounting acquirer” in the “reverse acquisition.” The historical financial statements of the registrant will become those of the accounting acquirer “Darr” in all future quarterly Form 10-Q and annual Form 10-K reports to be filed by us.

In accordance with the terms of the merger, Emtec will initiate a self tender offer sometime within the 30 day period after the merger to repurchase up to 2,864,584 shares of its then issued and outstanding common stock having an aggregate purchase price of up to $5.50 million at a price of $1.92 per share.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, our most critical policies include: revenue recognition, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, and valuation of deferred tax assets.

•	Revenue Recognition

We recognize revenues when the earning process is complete, evidenced by an agreement between us and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. Procurement services revenue represents sales of computer hardware and pre-packaged software. These arrangements often include software installations, configurations, and imaging, along with delivery and set-up of hardware. We follow the criteria contained in EITF 00-21 and SAB 104 in recognizing revenue associated with these transactions. We perform all software installations, configurations and imaging services at our locations prior to the delivery of the product. Some customer arrangements include “set-up” services performed at customer locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at customer workstations by plugging in all necessary connections, etc. This service is usually done on the same day as delivery. Revenue is recognized at date of delivery, except as follows:

•

In some instances, the “set-up” service is performed after date of delivery. We recognize revenue for the “hardware” component at date of delivery when the amount of revenue allocable to this component is not contingent upon the completion of “set-

up” services and therefore, our customer has agreed that the transaction is complete as to the “hardware” component. In instances where our customer does not accept delivery until “set-up” services are completed, we defer all revenue in the transaction until customer acceptance occurs.

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

We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income. Allowance for doubtful accounts was $616,322 and $588,415 as of June 30, 2005, and March 31, 2005, respectively.

•	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is based on standard costs generated principally by the most recent purchase prices. We provide an inventory reserve for obsolescence and deterioration based on management’s review of the current status of the excess inventory, its age, and net realizable value based upon assumptions about future demand and market condition. At June 30, 2005 and March 31, 2005, inventory reserve was $455,499 and $433,667, respectively.

•	Property and Equipment

We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over three years. The estimated useful lives are based on the historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be accelerated, resulting in the recognition of increased depreciation and amortization expense in future periods. We evaluate the recoverability of our long-lived assets (other than intangibles and deferred tax assets) in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”(SFAS No. 144). Long-lived assets are reviewed for impairment under SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset. Property and equipment along with their components at June 30, 2005 and March 31, 2005 are as follows:

	Original Cost		Estimated Life

	June 2005	March 2005	(Years)
Computer equipment	$3,850,882	$3,831,311	3
Furniture and fixtures	357,845	357,845	5
Leasehold improvements	267,307	267,307	5
Vehicles	86,773	80,984	2
Total Property and Equipment	$4,562,807	$4,537,447
Less: accumulated depreciation
and amortization	(4,247,761)	(4,200,279)
Net book value	$315,046	$337,168

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

We were assigned a contract to supply computer hardware and services to the State of New Jersey in the August 12, 2002 acquisition of Acentra Technologies, Inc. This contract was valued at $100,000 in the acquisition. Amortization expense of $9,091 and $54,545 was expensed in fiscal years ended March 31, 2005 and 2004, based upon then contract term scheduled to end in May 2004. The contract is subject to annual renewals. In May of 2004, the State of New Jersey extended the contract term through December 2004. Currently, the contract is extended through June 30, 2006. The net carrying value for this contract amounted to $ 0 at June 30, 2005 and March 31, 2005.

•	Income Taxes

Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. Income tax expense, as a percentage of income before taxes, increased to 39.8% for the quarter ended June 30, 2005 as compared to 36.3% for the quarter ended June 30, 2004. We believe that it is more likely than not that we will realize our deferred tax assets in future periods.

Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the three months ended June 30, 2005, and 2005.

EMTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months Ended June 30,

	2005	2004	Change	%
Revenues

Procurement services	$22,494,891	$24,760,466	$(2,265,575)	-9.1%
Service and consulting	4,257,023	3,803,741	$453,282	11.9%
Total Revenues	26,751,914	28,564,207	$(1,812,293)	-6.3%

Cost of Revenues
Procurement services	19,823,812	21,968,266	$(2,144,454)	-9.8%
Service and consulting	2,999,152	2,653,471	$345,681	13.0%
Total Cost of Revenues	22,822,964	24,621,737	$(1,798,773)	-7.3%
Percent of revenues	85.3%	86.2%

Gross Profit
Procurement services	2,671,079	2,792,200	$(121,121)	-4.3%
Service and consulting	1,257,871	1,150,270	$107,601	9.4%
Total Gross Profit	3,928,950	3,942,470	$(13,520)	-0.3%
Percent of revenue	14.7%	13.8%

Operating Expenses
Sales, General & Administrative Expenses	2,663,719	2,968,455	$(304,736)	-10.3%
Interest Expense	59,802	38,830	$20,972	54.0%
Total Operating Expenses	2,723,521	3,007,285	$(283,764)	-9.4%
Percent of revenue	10.2%	10.5%

Income From Continuing Operations Before Income Taxes	1,205,429	935,185	$270,244	28.9%
Income Tax Expense	480,000	339,818	$140,182	41.3%

Income From Continuing Operations	725,429	595,367	$130,062	21.8%

Income From Discontinued Geothermal Operations, net of tax	–	7,772	$(7,772)	-100.0%

Net Income	$725,429	$603,139	$122,290	20.3%

Net Income Per Share - Basic	$0.10	$0.08
Net Income Per Share - Diluted	$0.09	$0.08

Comparison of Three Months Ended June 30, 2005 and 2004

Total Revenues

Total revenues, which include services and consulting revenues, and procurement revenues, decreased by 6.3% or $1.18 million, to $26.75 million for the quarter ended June 30, 2005, compared to $28.56 million for the quarter ended June 30, 2004. This decrease is mainly due to a large Q1 2005 one-time product order of approximately $4.0 million from one of the school districts in Florida, which was not repeated during the current quarter. Excluding this one-time order from the total revenues for the quarter ended June 30, 2004, our total revenue would have increased by 8.9%, or $2.19 million for the quarter ended June 30, 2005. This increase is mainly attributable to continuous computer roll-out projects for various school districts in Georgia as well as recent sales growth in our commercial customer base.

Services and consulting revenue increased by 11.9%, or $453,282, to $4.26 million for the quarter ended June 30, 2005 compared to $3.80 million for the quarter ended June 30, 2004. This increase in services and consulting revenue is mainly attributable to overall increase in our installation services associated with computer roll-out projects for the various school districts in GA, various state agencies in the State of New Jersey, and in our commercial customer base.

Procurement revenues decreased by 9.1%, or $2.26 million, to $22.49 million for the quarter ended June 30, 2005. This change is primarily attributable to reasons discussed above in the total revenue paragraph.

During this quarter, our contract with the State of New Jersey was extended through June 30, 2006, and we expect that our revenues from our commercial customer base will continue to grow, and that computer roll-out with school districts in GA and FL will continue as well. As a result of our merger with Darr, we believe that we have expanded our platform for growth into federal, state and local government, education and commercial verticals.

Our three largest customers, Gwinnett County School System (Georgia), State of New Jersey, and General Electric, accounted, respectively, for approximately 36%, 12% and 10% of our revenues for the quarter ended June 30, 2005. These same three customers accounted, respectively, for approximately 33%, 11% and 3% of our revenues for the quarter ended June 30, 2004. We anticipate that these customer concentrations will continue for the foreseeable future. The loss of any one of these customers may cause results of operations to vary materially from those anticipated.

Gross Profit

Aggregate gross profit decreased slightly by 0.3%, or $13,520, to $3.93 million for the quarter ended June 30, 2005. Measured as a percentage of total revenues, our overall gross profit margin increased to 14.7% of total revenues for the quarter ended June 30, 2005 from 13.8% for the quarter ended June 30, 2004.

Gross profit for service and consulting revenue increased by 9.4%, or $107,601, to $1.26 million for the quarter ended June 30, 2005 as compared with $1.15 million for the quarter ended June 30, 2004. This increase is mainly attributable to an overall increase in our installation services associated with computer roll-out projects for the various school districts in GA, various state agencies in the State of New Jersey and in our commercial customer base. Also attributable are higher effective billing rates and utilization rates of our engineers. Measured as a percentage of service and consulting revenue, our gross margin attributed to service and consulting revenue are consistent with prior period, approximately 30.0% of service and consulting revenue for the quarter ended June 30, 2005, and 2004.

We must continue to manage billing rates and utilization rates effectively to remain competitive.

Gross profit for product sales decreased by 4.3%, or $121,121, to $2.67 million for the quarter ended June 30, 2005 as compared with $2.79 million for the quarter ended June 30, 2004. This decrease is mainly due to a large Q1 2005 one-time product order of approximately $4.0 million from one of the school districts in Florida, which was not repeated during the current quarter. Measured as a percentage of procurement revenues, our gross profit margin increased to 11.9% of procurement revenue for the quarter ended June 30, 2005 from 11.3% for the quarter ended June 30, 2004. This percentage increase is primarily attributable to greater selling efforts, favorable price drops and incentives offered by manufacturers. We can not predict that price drops and incentives are going to repeat in the future.

Sales, General, and Administrative Expenses

Sales, general and administrative expenses decreased by 10.3%, or $304,736, to $2.66 million for the quarter ended June 30, 2005. This decrease is primarily attributable to our continuous focus on cost containment measures and the following:

•	Reduction of some under performing sales staff;
•	Eliminated duplication of non-essential administrative support services.
•	Consolidation of our operations, administrative and inventory warehousing functions from Mt. Laurel, NJ and Cranford, NJ to Trenton, NJ.
•	Sub-leased our New York office in November 2004

We estimate our cash flow will be improved by approximately $165,000 annually, and our net rent expense will be reduced by approximately $300,000 annually attributable to the sub-lease of our former NYC office.

In spite of our vigorous cost containment efforts, various factors, such as retention of employees, costs associated with marketing and selling activities, compliance costs associated with new Securities and Exchange Commission rules, and insurance markets may increase our sales, general and administrative expenses and this could have a negative impact on future periods.

Interest expense

Interest expense increased by 54.0%, or $20,972, to $59,802 for the quarter ended June 30, 2005 as compared with $38,830 for the quarter ended June 30, 2004. This increase is mainly due to higher days sales outstanding during the quarter than prior quarter.

Income Taxes

Income tax expense, as a percentage of income before income taxes, increased for the quarter ended June 30, 2005 to 39.8% or $480,000, as compared to 36.8% or $339,818 for the quarter ended

June 30, 2004. This increase is primarily a result of $270,244 increase in income before income taxes for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004.

Net Income

Net income for the quarter ended June 30, 2005, rose to $725,429 or $0.10 per share compared to a net income of to $603,139 or $0.08 per share for the quarter ended June 30, 2004, an increase of 20.3%. Management attributes this increase in net income to the following:

•	increased services and consulting revenues mainly attributable to computer roll-out projects for various school districts in GA, and growth in our commercial customer base;
•	increased services and consulting gross profit mainly attributable to higher effective billing rates and utilization rates of our engineers, and
•	decreased sales, general and administrative expenses mainly attributable to continuous cost containment efforts undertaken by the Company.

Factors That May Affect Future Results

Our future operating results may be affected by a number of factors, including uncertainties relative to national economic conditions, especially as such factors affect interest rates, business insurance industry factors, our ability to successfully increase business, and effectively manage expense margins.

Since our inception, we have funded our operations primarily from borrowings under our credit facility. We are in compliance with the covenants contained in our loan and security agreement at June 30, 2005. Although we expect to remain in compliance with the financial covenants, no assurance can be given.

At June 30, 2005, credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows: $6.6 million, $5.5 million and $1.5 million, respectively. Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice. These credit lines could be reduced or eliminated without a notice, and this action could have a material adverse affect our business, result of operations, and financial condition.

In general, there are no ongoing written commitments by customers to purchase products from us. All product sales we make are on a purchase order basis. Moreover, our client base is highly concentrated, with our three largest customers, Gwinnett County School System (Georgia), State of New Jersey, and General Electric, accounted, respectively, for approximately 36%, 12% and 10% of our revenues for the quarter ended June 30, 2005. These same three customers accounted, respectively, for approximately 33%, 11% and 3% of our revenues for the quarter ended June 30, 2004. We anticipate that these customer concentrations will continue for the foreseeable future. The loss of any one of these customers may cause results of operations to vary materially from those anticipated.

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

We were established in 1981, is an information technology company, providing services and products to commercial, federal, education, state and local verticals. Areas of specific practices include communications, data availability, enterprise computing, managed services, storage and data center planning and Development. While we have offered IT services to our customers since 1983, our major emphasis on IT consulting and services began in 1995. We have limited experience in developing, marketing, or providing these services. We cannot assure that we will be able to successfully market such services to either new or existing customers, that our services will achieve market acceptance, or that we will be able to effectively hire, integrate, and manage additional technical personnel to enable us to perform these services to our customers’ expectations. This industry has been characterized by rapid technological advances that have resulted in frequent introductions of new products, product enhancements and aggressive pricing practices, which also impacts pricing of service activities. Our operating results could be adversely affected by industry-wide pricing pressures, the ability to recruit, train and retain personnel integral to our operations and the presence of competitors with greater financial and other resources. Also, our operating results could also be adversely impacted should our company be unable to effectively achieve the revenue growth necessary to provide profitable operating margins in various operations. Our plan for growth includes marketing efforts, acquisitions that expand market share. There can be no assurances these efforts will be successful, or if successful the timing thereof.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2005 of $916,563 represented a decrease of $1.44 million from $2.36 million at March 31, 2005. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit. At June 30, 2005, our working capital was increased to $5.26 million from $4.45 as of March 31, 2005. This increase in working capital was primarily attributable to net earnings for the quarter ended June 30, 2005.

Since our inception, we have funded our operations primarily from borrowings under our credit facility. On August 5, 2005, our subsidiaries, Emtec and Westwood (together with the Emtec NJ, the “Borrower”), entered into a Business Financing Agreement with GE Commercial Distribution Finance Corporation (“Lender”) pursuant to which the Lender has agreed to provide to Borrower an accounts receivable facility (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $35.0 million or 85% of eligible accounts receivable, plus 100% of unsold inventory financed by the lender, minus a $3.15 million reserve. The Credit Facility is subject to certain mandatory prepayments upon the occurrence of certain events, subject to certain exceptions set forth in the Business Financing Agreement.

Borrowings under the Credit Facility will bear interest at an annual rate equal to the greater of (i) the rate of interest which JP Morgan Chase Bank (or its successor) publicly announces from time to time as its prime rate or reference rate or (ii) four percent (4%). Interest will be calculated by multiplying (i) the annual rate divided by 360 and (ii) the amount of the outstanding principal balance under the Credit Facility at the end of each day.

To secure the payment of the obligations under the Credit Facility, Borrower granted to Lender a security interest in all of Borrower’s interests in certain of its assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.

In connection with the Credit Facility, Emtec NJ and Westwood (together, the “Dealer”) entered into the Agreement for Wholesale Financing with the Lender on August 5, 2005 (the “Wholesale Agreement”). The Wholesale Agreement provides for an extension of credit subject to the maximum aggregate borrowings set forth in the Credit Facility by the Lender to the Dealer from time to time to purchase inventory from approved vendors and for other purposes. The financial terms of any advance by the Lender are not set forth in the Wholesale Agreement because such terms depend upon many variable factors, including availability of vendor discounts, payment terms or other incentives and floorplanning volume. The Wholesale Agreement contains certain customary representations and warranties and events of default, including failure to pay interest, principal or fees, any material inaccuracy of any representation and warranty, bankruptcy and insolvency events.

The Company is a guarantor of the Credit Facility and the Wholesale Agreement.

In connection with the entry into the Credit Facility, we terminated the Loan and Security Agreement dated November 21, 2001, as amended, by and between Wells Fargo Business Credit, Inc., as assignee of Fleet Capital Corporation and Emtec NJ.

As of June 30, 2005, we were in compliance with all of our financial covenants with Wells Fargo and had a $3.05 million outstanding balance under the credit facility and an unused availability of $7.95 million and we had $1 million in outstanding letter of credit obligations.

At June 30, 2005 our credit facilities with our primary trade vendors, GE Access, Ingram Micro, and Tech Data were as follows:

•	Our credit line with GE Access was $6.6 million, with an outstanding principal balance of $4.01 million.
•	Our credit line with Ingram Micro was $5.5 million, with an outstanding principal balance of $4.26 million.
•	Our credit line with Tech Data was $1.5 million, with an outstanding balance of $383,000.

Under these credit lines, we are obligated to pay each invoice within 30 days from the date of such invoice.

Capital expenditures of $25,360 during quarter ended June 30, 2005 were primarily for the purchase of computer equipment for internal use, and furniture and fixtures. We anticipate our capital expenditures for fiscal year ending August 31, 2005 will be approximately $250.000.

As discussed in Form 8-K filed on August 11, 2005, in connection with the closing of the Merger, we determined to change our fiscal year end from March 31 to August 31 effective as of August 31, 2005. We will account for the Merger as a “reverse acquisition.” Consequently, we will not file a transition report reflecting the change of our fiscal year to that of Darr, given the fact that for accounting purposes, Darr is deemed to be the “accounting acquirer” in the “reverse acquisition.” The historical financial statements of the registrant will become those of the accounting acquirer “Darr” in all future quarterly Form 10-Q and annual Form 10-K reports to be filed by us.

In connection with this merger, we will initiate a self tender offer sometime within the 30 day period after the merger to repurchase up to 2,864,584 shares of our then issued and outstanding common stock having an aggregate purchase price of up to $5.50 million at a price of $1.92 per share. Our combined short term and long term financial commitments have increased. We anticipate that our working capital will decrease due to the self tender offer. We will be filing Pro Forma financial information required by Item 9.01 relative to the Company and Darr Westwood Technology Corporation under the cover of the Form 8K/A as soon as practicable but not later than October 21, 2005.

We have no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital resources.

We believe that funds generated from operations and bank borrowings should be sufficient to meet our current operating cash requirements through the next twelve months, although there can be no assurance that all of the aforementioned sources of cash can be realized.

Item 3.	Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit with Wells Fargo at July 31, 2005 was approximately $3.0 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $30,000 annually.

Item 4.	Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit 10.1 – Business Financing Agreement, dated August 5, 2005, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant.

Exhibit 10.2 – Agreement for Wholesales Financing, dated August 5, 2005, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant.

Exhibit 10.3 – Addendum to Agreement for Wholesales Financing and Business Financing Agreement, dated August 5, 2005, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant.

Exhibit 31.1 - Rule 13a-14(a)/15 d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated August 19, 2005.

Exhibit 31.2 - Rule 13a-14(a)/15 d-14(a) Certification of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated August 19, 2005.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated August 19, 2005.

Exhibit 32.2 - Section 1350 Certificate of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated August 19, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

EMTEC, INC.
By:	/s/ DINESH R. DESAI
Dinesh R. Desai Chairman, and Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEPHEN C. DONNELLY
Stephen C. Donnelly Chief Financial Officer (Principal Financial Officer)

Date: August 19, 2005