Form 10-K
period 2005-08-31
EMTEC INC/NJ
filed 2005-12-14
CIK 5117

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
______________

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from……….to……………

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

Common Stock, $0.01 par value
Title of class

                                Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

                                Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2005 was approximately $10,912,085 computed by reference to the closing price of the common stock for that date.

As of November 7, 2005, there were outstanding 14,381,286 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EMTEC, INC.
2005 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	61
	Signatures	89

- i -

References in this Annual Report to “we,” “us,” or “our” are to Emtec, Inc. and its subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended August 31, 2005 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

- ii -

PART I

Item 1. Business

Introduction

                Emtec, Inc. is an information technology company, providing services and products to commercial, federal, education, state and local verticals. Areas of specific practices include communications, data availability, enterprise computing, managed services, storage and data center planning and development. Emtec’s solutions are crafted to enable our customers to become more efficient and effective, thereby giving them a competitive advantage. To date, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively endeavoring to increase the portion of our revenues that are derived from IT services.

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

                Our clients are primarily large business organizations, federal, state and local government, local school districts, and other large and mid-sized companies located principally in the New York/New Jersey Metropolitan area and the southeastern United States. We service our client base from leased facilities in New Jersey, New York, Virginia, Georgia, and Florida as well as five regional offices in the South and western United States. We provide products to federal government civilian and military locations throughout the United States.

                                Prior to January 17, 2001, we were engaged in the oil and gas exploration and development business under the name American Geological Enterprises, Inc. At that time our principal asset, other than cash, was a 5.49% working interest in a geothermal power unit. On January 17, 2001, we completed a merger with Emtec, Inc., a privately held New Jersey corporation (“Emtec NJ”), which since 1980 had been engaged in the business of providing IT products and services to the computer industry. Upon the merger we retained all of our assets, subject to liabilities, and assumed all of the assets and liabilities of Emtec-NJ. In March 2005, we disposed of our geothermal investment through an assignment of our 5.49% working interest in the Roosevelt Hot Spring geothermal power unit as well as some other minor oil and gas rights to Energy Minerals, Inc., a Nevada corporation for $150,000 in cash.

                Our executive offices are located at 572 Whitehead Road, Building #1, Trenton, New Jersey; telephone: (609) 528-8500. Our website is located at www.emtecinc.com. We have made available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not part of this Annual Report.

Recent Developments

                The Merger

                On August 5, 2005, we completed our merger under the Agreement and Plan of Merger dated as of July 14, 2005 (the “Merger Agreement”), by and among us, Emtec Viasub LLC, a Delaware limited liability company and our wholly-owned subsidiary (“MergerCo”), and Darr Westwood Technology Corporation, a Delaware corporation (“Darr”). Pursuant to the terms of the Merger Agreement, Darr merged with and into MergerCo, with MergerCo remaining as the surviving company (the “Surviving Company”) and a wholly-owned subsidiary of Emtec (the “Merger”).

                Upon completion of the Merger, all of the shares of Darr common stock issued and outstanding immediately prior to the merger were exchanged for 9,528,110 shares of our common stock and the former Darr shareholders were issued warrants to purchase an additional 10% of our common stock calculated on a fully diluted basis for an aggregate exercise price of $3,645,752, measured on a post exercise basis. Additional terms of the Merger included the following:

•	Commencement of a self tender offer to repurchase up to 2,864,584 shares of our issued and outstanding common stock having an aggregate purchase price of up to $5.50 million at a price of $1.92 per share. Only pre-merger Emtec’s shareholders participated in the tender offer.

•	Employment agreements dated as of July 14, 2005, were entered into between us and each of Messrs. John P. Howlett, and Ronald A. Seitz. Messrs. Howlett and Seitz are to serve as the President of Northeast Operations and President of Southeast Operations, respectively, for a period commencing on August 5, 2005 and terminating on August 31, 2008, although this term may be extended annually for additional one-year periods with the mutual consent of the parties.

•	Our subsidiaries, Emtec Inc., a New Jersey corporation (“Emtec NJ”) and Westwood Computer Corporation (“Westwood” together with Emtec NJ , the “Borrower”), entered into a Business Financing Agreement with GE Commercial Distribution Finance Corporation (“Lender”) pursuant to which the Lender agreed to provide to Borrower an accounts receivable facility (the “Credit Facility”). The Credit Facility provides for maximum aggregate borrowings of the lesser of $35 million or 85% of eligible accounts receivable, plus 100% of unsold inventory financed by the lender, minus a $3.15 million reserve. The Credit Facility includes certain financial covenants that we must maintain on a quarterly basis and we are also subject to certain mandatory prepayments upon the occurrence of certain events.

•	Emtec NJ and Westwood (together, the “Dealer”) also entered into the Agreement for Wholesale Financing with the Lender (the “Wholesale Agreement”). The Wholesale Agreement provides for an extension of credit subject to the maximum aggregate borrowings set forth in the Credit Facility by the Lender to the Dealer from time to time to purchase inventory from approved vendors and for other purposes.

•	Each of John P. Howlett, Ronald A. Seitz, George Raymond, R. Frank Jerd resigned as our directors. Effective as of August 5, 2005, Dinesh Desai, Keith Grabel, Brian McAdams and Gregory Chandler were appointed as our directors.

                The Darr/Westwood Acquisition

                Prior to the Merger, Darr was a holding company formed in April 2004 in order to effectuate the purchase of all of the outstanding capital stock of Westwood. Darr’s acquisition of Westwood’s capital stock was completed on April 16, 2004 (the “Westwood Acquisition”). Westwood is engaged in the sale and service of computers and peripherals to customers which include departments of the United States, state and local governments and commercial businesses throughout the United States.

                Westwood is headquartered in Springfield, New Jersey and was established in 1964. It is a supplier of information technology products and services primarily to the Federal Government. It has been recognized as one of the top 20 General Services Administration vendors in the IT industry during each of the past eight years and was named in data compiled by the GSA as the ninth largest such vendor for the Federal Government’s 2004 fiscal year. Westwood has additional locations in New York and Virginia, as well as five regional offices in the South and Western United States.

                The majority of Westwood’s sales are drawn from various civilian and military U.S. governmental departments and agencies. These customers include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During the last three fiscal years ended on August 31, 2005, 2004, and 2003, U.S. governmental department and agency related accounts for approximately 76.1%, 75.6%, and 75.7%, respectively. The federal government business typically experiences increased activity during the months August through November.

                The government utilizes a variety of contracting methods, including negotiated bids, pre-negotiated blanket purchase agreement contracts and open market procurements when purchasing from Westwood. We participate in formal government bids for all contract types, and also process orders received against existing contracts on an ongoing basis.

                Substantially, all of these bids are awarded on a “best value” to the government basis (which depending on the bid can be a combination of price, technical expertise, past performance on other government and commercial contracts and other factors). Westwood seeks to use our partner contacts, purchasing power, distribution strength, value-added services and procurement expertise to compete successfully on these bids. These major procurements can generate millions of dollars in annual revenue, span multiple years and provide government personnel with an expedited method of purchasing from Westwood.

                Westwood holds a GSA designated Schedule 70 contract for the sale of IT products and services. Schedule 70 contracts are multi-award schedule contracts managed by the GSA IT Acquisition Center. The current contract is valid through March 31, 2007 with two five-year renewals. Additionally, Westwood holds an Electronic Commodity Store III (ECS III) prime contract which also provides various governmental agencies with an efficient cost-effective means for buying commercial products. The ECS-III contract is valid through December 2011. GSA contracts provide all government agencies, and non governmental agencies authorized by GSA, with an efficient cost-effective means for buying commercial products. GSA and ECS III purchasers may place unlimited orders for products under GSA and ECS III contracts. These GSA contracts contain a most favored customer clause requiring us to provide GSA our best pricing.

                Individual GSA eligible ordering agencies may enter into GSA-authorized Blanket Purchase Agreements (“BPAs”) with GSA contract holders. BPAs are similar to second-tier contracts under a contractor’s GSA contract. BPAs enable agencies to obtain better pricing based on volume ordering and they decrease an agency’s administrative costs by streamlining the ordering process.

                Westwood maintains many Federal Supply Schedule BPAs that are authorized under its GSA Schedule 70 contract. GSA authorized BPAs typically include the same terms and conditions as those applied to standard GSA orders, with agency specific additions. The products offered on the BPAs are typically a subset of the products offered on Westwood’s GSA Schedule, often at prices which are pre-negotiated to be lower than those available on the standard GSA schedules, in return for volume purchasing commitments by the customer. Westwood normally enter into separate agreements with partners to offer reduced BPA prices to the government. The BPAs are agency specific and allow us to focus specific partner relationships on specific customers.

                Westwood maintains a Small business designation with the Federal government under its GSA Schedule, ECS III and several BPAs held based upon our size status (headcount based) at the time of the contract’s original award date. As a small business, Westwood enjoys a number of benefits, including being able to compete for small business orders, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering government agencies an avenue to meet their internal small business purchase goals.

                In addition, Westwood owns a 100% of the membership interests in Westwood Solutions, LLC (“Solutions”). Prior to the Westwood Acquisition, Westwood owned an 80% membership interest in Solutions and Westwood’s President owned the remaining 20% interest. Concurrent with the Westwood Acquisition, Westwood acquired the remaining 20% membership interest in Solutions. Solutions has not engaged in any operating activity since 2003. Accordingly, the accompanying consolidated statements of income do not reflect any minority interest in earnings of the subsidiary. The Company considers all of its operating activity to be generated from a single operating segment.

                Accounting Treatment

           The issuance of our common stock in connection with the Merger gave the former Darr shareholders shares equal to approximately 55.7% of our total outstanding common stock post-merger and resulted in a change of control for us. Accordingly, for financial reporting purposes, the Merger was treated as an acquisition of Emtec by Darr and a recapitalization of Darr and the registrant’s historical financial statements for periods prior to the Merger become those of Darr. In addition, for financial accounting purposes, the Westwood Acquisition was treated as an acquisition of Darr by Westwood with the result that the pre-Westwood Acquisition financial statements of Darr, and therefore, the Registrant are those of Westwood. As a result, the consolidated financial statements included in this Form 10-K include (i) the accounts and transactions for Westwood for the year ended August 31, 2003, (ii) the accounts and transactions of Westwood for the period from September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and for Westwood and Darr for the period from April 17, 2004 to August 31, 2004 (Darr Successor Period) and (iii) the accounts and transactions of Darr for the period from September 1, 2004 to August 31, 2005 and including the accounts and transactions of Emtec for the period from August 6, 2005 to August 31, 2005.

Industry Background

                The broad market in which we compete is the provision of IT services and products. This marketplace consists of traditional IT services such as hardware and software procurement, life-cycle services, and network consulting, as well as internet services such as web enablement, remote network monitoring, help desk services, and information security.

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

                Regarding the federal government business, the US federal government is the largest purchaser of IT products and services in the world and the largest user of outside contractors. The use of outside contractors is driven primarily by an effort to address specific skills needed by the federal government. There is high demand requirement for certain service capabilities such as security, storage, networking and integration. Engagements support mission specific goals rather than routine and deferrable office automation efforts. While the government will likely always support small and disadvantaged businesses, efforts toward shared data and IT functions across agencies should increase the need for vendors with scale as prime contractors. Federal IT spending growth is expected to outpace the growth of private sector spending. It is expected that federal IT spending will grow from $70 billion in FY 2005 to $87.7 billion in FY 2009.

Our Strategy

                Our primary business objective is to become a leading single-source provider of high quality and innovative IT products, services, and support. We believe that by working with a single-source provider, organizations will be able to adapt more quickly to technological changes and reduce their overall IT costs. To this end, we are pursuing the following strategies:

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

Capitalizing on Existing Relationships

                We have invested in training and committed resources to obtain company certifications from key industry manufacturers, and have entered into agreements with most of these manufacturers, such as Sun, IBM, HP, Dell, CISCO, Microsoft, Novell and Citrix. These agreements grant us a nonexclusive right to purchase the manufacturer’s hardware and license its software for our internal business use and for commercial integration and resale. Typically, our agreements with such manufacturers, such as those with Sun, IBM, CISCO, Microsoft, Novell and Citrix, provide for a one-year term, renewable by the parties for successive one-year terms and are terminable by either party on prior written notice ranging from 30 to 45 days. They generally do not contain financial terms for resale of the manufacturer’s products, which terms are separately governed by purchase orders.

                Moreover, we believe that our history of satisfying the IT product requirements of our larger customers is facilitating the marketing of our broad range of services to this important segment of our clientele.

Our Business

•	IT Reseller

                We are an authorized reseller of the products of many leading IT manufacturers, such as 3Com, CISCO, HP, IBM, Intel, Microsoft, NEC, Veritas, Novell, Dell, and Sun. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Our business depends in large part upon our ongoing access to well established aggregators, as well as directly with manufacturers to enable us to acquire IT products at competitive prices and on reasonable terms for resale to our customers. Typically, we have not entered into any long-term supply contacts with any of our suppliers, as we purchase computers, computer systems, components, and parts on a purchase order basis. Typically, our agreements with any of our suppliers including manufacturers can be terminated by such companies at any time upon 30 days prior notice.

                Through our vendor alliances, we provide our customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing, and delivery. Our relationships with our suppliers allow us to minimize inventory risk by ordering products primarily on an as-needed basis. We believe that in most cases our ability to acquire products on a cost-plus basis affords us the opportunity to avail ourselves of prices lower than those that could be obtained independently from manufacturers or other vendors. We utilize electronic ordering and pricing systems that provide real-time status checks on the aggregators’ inventories and maintain electronic data interchange links to other suppliers. Our sales team is thereby able to schedule shipments more accurately and to provide electronically-generated client price lists.

                We receive manufacturer rebates resulting from certain equipment sales. In addition, we receive volume discounts and other incentives from various suppliers. Our accounting policy is to reduce cost of revenues for rebates, discounts, and other incentives received from these suppliers. Except for products in transit or products awaiting configuration at our facility, we generally do not maintain large inventory balances. Our primary vendors limit price protection to that provided by the manufacturer (generally less than 30 days) and they restrict product returns, other than defective returns, to a percentage (the percentage varies depending on the vendor and when the return is made) of products purchased. Those returns must occur during a defined period, at the lower of the invoiced price or the current price, subject to the specific manufacturer’s requirements and restrictions.

        Our IT reseller activities accounted for approximately 89.9%, 93.0%, 96.0%, and 96.2% of our total revenues for the twelve months ended August 31, 2005, the period ending August 31, 2004 (successor period), the period ending April 16, 2004 (predecessor period), and the twelve months ended August 31, 2003, respectively.

•      IT Services

                Enterprise Computing Solutions: We offer a full spectrum of IT product acquisition and support services needed to support client/server environments, including product sourcing, network design and implementation, technical support, server consolidation, and clustering and load balancing for high availability.

                Managed Services and Staff Augmentation Solutions: We manage and support customers’ networks through the utilization of help desk and network monitoring services as well as through our own on-site engineering resources. This allows organizations to focus the majority of their efforts on their businesses - not on managing their IT infrastructures.

                Data Communications Solutions: We offer Local Area Network/Wide Area Network and data wireless connectivity, voice over IP and structured cabling solutions that are designed to enhance communication capabilities, while decreasing costs.

                Data Access Solutions: We enable on-demand access to information from anywhere over any network; our mobility, messaging, and management solutions provide secure data access, increased business productivity, and reduced IT costs for any organization.

                Data Storage Solutions: We offer storage needs assessments, solution recommendations with hardware, software and implementation project requirements, implementation and integration services, post-sales training, maintenance and support services.

                Data Center: We consult and design a Data Center plan that addresses facility needs. We organize servers and workstations with modular universal racking systems that take into consideration long-term needs for air flow, security, power distribution and cable management.

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

Backlog

                Since the majority of our sales are on a purchase order basis, we do not have a significant backlog of business. Accordingly, backlog is not material to our business or indicative of future sales.

Distribution

                Through our vendor alliances, we provide our customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing, and delivery. Our relationships with our suppliers allow us to minimize inventory risk by ordering products primarily on an as-needed basis. We believe that in most cases our ability to acquire products on a cost-plus basis affords us the opportunity to avail ourselves of prices lower than those that could be obtained independently from manufacturers or other vendors. We utilize electronic ordering and pricing systems that provide real-time status checks on the aggregators’ inventories and maintain electronic data interchange links to other suppliers. Our sales team is thereby able to schedule shipments more accurately and to provide electronically-generated client price lists. Typically, our agreements with any of our suppliers including manufacturers can be terminated by such companies at any time upon 30 days prior notice.

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

Customers

                Our clients are primarily large business organizations, federal, state and local government, local school districts, and other large and mid-sized companies located principally in the New York/New Jersey Metropolitan area and the southeastern United States. The majority of our sales are drawn from various civilian and military U.S. governmental departments and agencies. We service our client base from leased facilities in New Jersey, New York, Virginia, Georgia, and Florida as well as five regional offices in the South and western United States. We provide products to federal government civilian and military locations throughout the United States.

                Our governmental agency customers include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During the last three fiscal years ended on August 31, 2005, 2004, and 2003, U.S. governmental departments and agencies accounts for approximately 76.1%, 75.6%, and 75.7% respectively. The federal government business typically experiences increased activity during the months August through November.

                Our largest federal governmental agency, United States Department of Agriculture (USDA), accounted for approximately 13.4%, 1.2%, and 1.1% of our total revenues for the years ended August 31, 2005, 2004 and 2003, respectively.

Competition

                The IT services industry is highly competitive. Our competitors include established computer product manufacturers (some of which supply products to us), distributors, computer resellers, systems integrators, and other IT service providers. In addition, many computer product manufacturers also sell to customers through their direct sales organizations and certain of them have announced their intention to enhance such direct sales efforts.

                Many of our current and potential competitors have longer operating histories and financial, sales, marketing, technical, and other resources substantially greater than we do. As a result, our competitors may be able to adapt more quickly to changes in client needs or to devote greater resources than we can to the sales of IT products and the provision of IT services. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with our other competitors or with our customers, offering new or improved products and services to our customers or increasing their efforts to gain and retain market share through competitive pricing. Although, we hold a GSA designated Schedule 70 contract, an Electronic Commodity Store III (ECS III) prime contract and have contracts with the State of New Jersey, Gwinnett County School System, Duval County School System and Tiffany & Co., we typically have no ongoing written commitments from any customers to purchase products, and all product sales are made on a purchase-order basis.

                We are also in direct competition with local, regional, and national distributors of microcomputer products and related services as well as with various IT consulting companies. These competitors run the gamut from consulting companies to the established consulting arms of nationwide accounting and auditing firms. Several of these competitors offer most of the same basic products as we do. We also encounter competition from microcomputer suppliers that sell their products through direct sales forces, rather than through resellers such as ourselves, and from manufacturers and distributors that emphasize mail order and telemarketing sales.

                Depending on the customer, the principal areas of competition may include price, pre-sale and post-sale technical support and service, availability of inventory, and breadth of product line. We have an insignificant market share of sales in the microcomputer industry and of the service markets that we serve. Most of our competitors at the regional and national levels are substantially larger, have more personnel, have materially greater financial, technological and marketing resources, and operate within a larger geographic area than we do.

Employees

                As of November 18, 2005, we employed 230 individuals, including 85 sales, marketing and related support personnel, 85 service and support employees, 36 operations and administration personnel, and 24 employees in accounting, finance, and human resources. We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. We believe that our relations with our employees are good.

Available Information

                The public may read and copy any materials filed by us with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information about the operation of the SEC’s public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

            In addition, we make available free of charge on our website at www.emtecinc.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

We cannot assure you that we can successfully increase the portion of our revenues derived from IT services. If we are unsuccessful our future results may be adversely affected.

Our transition from an emphasis on reselling IT products to an emphasis on providing IT services has placed significant demands on our managerial, administrative, and operational resources. Our ability to manage this transition effectively is dependent upon our ability to develop and improve operational, financial, and other internal systems, as well as our business development capabilities, and to attract, train, retain, motivate, and manage our employees. If we are unable to do so, our ability to effectively deliver and support our services may be adversely affected. Further, our transitional efforts to access higher-margin services and consulting revenues may result in reduced IT product sales. If we successfully expand our IT services offerings, periods of variability in utilization may continue to occur. In addition, we are likely to incur greater technical training costs during such periods. Historically, our IT reseller activities accounted for approximately for 89.9%, 93.0%, 96.0%, and 96.2% of our total revenues for the twelve months ended August 31, 2005, the period ending August 31, 2004 (the Darr successor period), the period ending April 16, 2004 (the Darr predecessor period), and the twelve months ended August 31, 2003, respectively. In contrast, our IT services activities accounted for approximately for 10.1%, 7.0%, 4.0%, and 3.8% of our total revenues for the twelve months ended August 31, 2005, the period ending August 31, 2004 (the Darr successor period), the period ending April 16, 2004 (the Darr predecessor period), and the twelve months ended August 31, 2003, respectively.

Difficulties with the integration of the historical Darr business with the historical Emtec business may impose substantial costs and delays and cause other unanticipated problems for us.

The Merger involves a number of risks relating to our ability to integrate the historical Darr and historical Emtec businesses into one combined operation. The process of integrating these operations, particularly their personnel, could cause interruptions to our business. Some of the risks we face include:

•	retention of key personnel, customers and vendors of both businesses;

•	the occurrence of a material adverse effect on the existing business relationships with customers or vendors, or both, could lead to a termination of or otherwise affect each businesses relationships with such customers or vendors;

•	impairments of goodwill and other intangible assets; and

•	contingent and latent risks associated with the past operations of, and other unanticipated costs and problems arising in either of the historical businesses.

If we are unable to successfully integrate, we could be required to undertake unanticipated charges. These charges could have a material adverse effect on our business.

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

Our revenues are derived from a few major customers, the loss of any of which could cause our results of operations to be adversely affected.

A large potion of Westwood’s revenues is drawn from various civilian and military U.S. governmental departments and agencies. These customers include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During the last three fiscal years ended on August 31, 2005, 2004, and 2003, U.S. governmental department and agency related accounts represented approximately 79%, 78%, and 76%, respectively. The federal government business typically experiences increased activity during the months August through November.

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

We also believe that, to a limited degree, our business is seasonal with a greater proportion of our product sales occurring in the first quarter of our fiscal year due to the capital budgeting and spending patterns of some of our larger customers. Operating results have been, and may in the future also be, affected by the cost, timing, and other effects of acquisitions, including the mix of product and service revenues of acquired companies.

Since our inception, we have funded our operations primarily from borrowings under our credit facility.

Our lending agreement with GE Commercial Distribution Finance Corporation contains financial covenants. As of August 31, 2005 we were in compliance with all our financial covenants and we had a $4.41 million outstanding balance under the working capital credit facility, $10.95 outstanding under wholesale financing credit facility and an unused line of $11.16 million. However, there can be no assurance that we will be in compliance will all of our financial covenants through November 2005 and GE CDF will not immediately call for repayment of the outstanding borrowings under the credit facility.

In general, there are no ongoing commitments by customers to purchase products from us. All product sales we make are on a purchase order basis. Moreover, prior to the Merger, Emtec had a client base which was and continues to be highly concentrated, with Emtec’s three largest pre-Merger customers, Gwinnett County School System (Georgia), State of New Jersey, and Duval County School System, accounting, respectively, for approximately 24.2%, 15.2% and 10.6% of Emtec’s pre-Merger revenues for the year ended March 31, 2005. These same three customers accounted, respectively, for approximately 16.0%, 31.0% and 10.8% of Emtec’s pre-Merger revenues in fiscal year 2004 and approximately 22.7%, 17.3% and 10.5% of Emtec’s pre-Merger revenues in fiscal year 2003. The State of New Jersey computer supply and service contract was acquired in the August 12, 2002 asset acquisition from Acentra Technologies and is subject to annual renewals. In June 2005, the State of New Jersey extended the contract terms through June 2006. An additional seven customers, General Electric, Cingular Wireless, Cox Communications, Bell South, Tiffany & Co., MBNA America, and The Bank of New York, collectively accounted for 30.3% of our revenues for the year ended March 31, 2005. We anticipate that these customer concentrations will continue for the foreseeable future.

The loss of any one of these customers could result in a material adverse effect on our business.

A large portion of our sales are drawn from various civilian and military U.S. governmental departments and agencies. These customers include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA.

During the last three fiscal years ended on August 31, 2005, 2004, and 2003, U.S. governmental departments and agencies related accounts for approximately 76.1%, 75.6%, and 75.7%, respectively. Any of the following additional risk factors could have a material negative impact on our business:

•	Seasonality of federal government related business makes future financial results less predictable;
•	Dependent on governments demand for IT products. A material decline in overall sales to the government as a whole, or to a certain key agency thereof, could have a material adverse effect on our results of operations. Amongst the key factors in maintaining our relationships with the federal government agencies are:
•	Our performance on individual contracts and delivery orders
•	The strength of our professional reputation
•	The relationships of our key executives with customer personnel
•	Our compliance with complex procurement laws and regulations related to the formation, administration and performance of federal government contracts;
•	Adverse changes in federal government fiscal spending could have a negative effect on our business;
•	Changes in federal government spending policies or budget priorities could directly affect our financial performance. Among the factors that could materially harm our business are:
•	Significant decline in spending by the federal government in general or by specific departments or agencies in particular
•	Changes in the structure, composition and/or buying patterns of the government
•	The adoption of new laws or regulations changing procurement practices
•	Delays in the payment of our invoices by government payment offices.

We may not be able to compete effectively in the highly competitive IT services industry.

The IT services business is highly competitive. Our competitors include established computer product manufacturers, some of which supply products to us, distributors, computer resellers, systems integrators; and other IT service providers.

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

We have no long-term sales commitments from any of our suppliers. A loss of any of our principal supplier would material adversely affect our IT reseller business.

Our IT reseller business depends on large part upon our access to aggregators and manufacturers, to supply us with products at competitive prices and on reasonable terms for resale by us to our customers. Certain agreements may be terminated by such companies upon 30 days prior written notice. We cannot assure you that we will be able to continue to obtain products from the aggregators and manufacturers at prices or on terms acceptable to us, if at all.

Reduction in or elimination of our credit facilities with our primary trade vendors could have a material adverse effect on our business and operations.

As of August 31, 2005, our open terms credit lines with our primary trade vendors, including aggregators and manufacturers was $20.75 million. Under these credit lines, we are obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without a notice, and this action could have a material adversely affect our business, result of operations, and financial condition.

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

diversion of management’s attention;

amortization or impairment of acquired intangible assets; and

risks associated with unanticipated problems, liabilities, or contingencies.

Acquisitions may also cause us to:

•	issue common stock or preferred stock or assume stock option plans that would dilute current shareholders’ percentage ownership;

•	use cash, which may result in reduction of our liquidity

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that would be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; and

•	become subject to litigation.

Shareholders of our common stock may face a lack of liquidity.

Our common stock is currently traded on the Over the Counter Bulletin Board. Given the fact that our common stock is thinly traded, there can be no assurance that the desirable characteristics of an active trading market for such securities will ever develop or be maintained. Therefore, each investor’s ability to control the timing of the liquidation of the investment in our common stock will be restricted and an investor may be required to retain his investment in our common stock indefinitely.

The market price of our common stock has been and is likely to continue to be volatile, which may make it difficult for shareholders to resell common stock when they want to and at prices they find attractive.

Our share price has been volatile due, in part, to the general volatile securities market. Factors other than our operating results may affect our share price may include the level of perceived growth of the industries in which we participate, market expectations of our performance success of the partners, and the sale or purchase of large amounts of our common stock.

Item 1B.     Unresolved Staff Comments

            Not applicable.

Item 2.    Properties

           We lease space in eleven locations. Our corporate headquarters and principal operational facilities are currently located in Trenton, New Jersey. The following table contains certain information about each of our leased facilities:

Address	Size (in square feet)	Monthly Rent	Expiration Date

572 Whitehead Road, Bldg. #1 Trenton, NJ 08619	16,000	$11,600	May 31, 2006

354 North Avenue East Cranford, NJ 07016	1,500	$3,000	May 31, 2007

500 Satellite Blvd. Suwanee, GA 30024	21,284	$12,416	November 30, 2009

7843 Bayberry Road, Jacksonville, FL 32256	3,340	$2,218	February 28, 2006

880 Third Avenue, 12th floor New York, NY 10022	7,635	$24,777	June 30, 2008(1)

116 West 23rd Street Suite 500 New York, NY 10011	N/A	$2,730	February 29, 2006

572 Whitehead Road, Bldg. #5 Trenton, NJ 08619	9,582	$4,432	November 14, 2003(2)

11 Diamond Road Springfield, NJ 07081	42,480	$15,000	April 30, 2009

14121 Parke Long Court Suite 200 Chantilly, VA 20151	5,837	$8,610.	August 31, 2010

352 Seventh Avenue, 17th floor New York, NY 10001	1,600	$7,000	May 31, 2007

20 Keyland Court Bohemia, NY 11716	3,500	$1,833	February 28, 2006

(1)	We assumed this lease on January 9, 2002 in connection with our acquisition of Devise Associates, Inc. We have sub-leased this office space though June 30, 2008 for an approximate monthly rental payment of $15,700.

(2)	This space is strictly a warehouse facility, currently on a month to month lease term.

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

                In addition we are subject to legal proceedings that arise in the ordinary course of business, but we do not believe these claims will have a material adverse impact on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters  and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over The Counter Bulletin Board under the symbol “ETEC.” The following table sets forth the high and low closing prices of our common stock for the periods indicated:

Three Months Ended	High	Low

August 31, 2005	$ 2.85	$ 1.60
May 31, 2005	$ 2.00	$ 1.32
February 28, 2005	$ 3.04	$ 1.70
November 30, 2004	$ 2.25	$ 0.88

August 31, 2004	$ 1.15	$ 0.91

May 31, 2004	$ 1.45	$ 0.99
February 29, 2004	$ 1.25	$ 0.82
November 30, 2003	$ 1.20	$ 0.77

            The above quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions. They do not necessarily represent actual transactions.

            As of November 7, 2005, there were 612 record holders of our common stock, although we believe that beneficial holders approximate 850.

                                We have not previously declared any dividends. It is not likely that dividends on the shares will be declared in the forseeable future. Under our current loan agreement, we may not declare any dividends without the consent of our lenders. However, even if our lenders consented, the determination and payment of dividends with respect to the shares in the future will be within the discretion of our board of directors and will depend on our earnings, capital requirements and operating and financial condition, among other factors.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	92,453	$1.22	639,058

Total	92,453	$1.22	639,058

            (1) Our 1996 Stock Option Plan (the “Plan”) (amended in 1999) authorizes the granting of stock options to directors and eligible employees. We have reserved 1,000,000 shares of our common stock for issuance under the Plan at prices not less than 100% of the fair value of our common stock on the date of grants (110% in the case of shareholders owning more than 10% of our common stock). As of August 31, 2005, 268,489 options have been exercised under the Plan. Because we are not including a consent of an independent registered accounting firm with respect to our audited financial statements, we will not be able to incorporate those reports by reference to our current registration statement on Form S-8. As a result, we will not be granting any options to purchase our common stock until the receipt of a consent and the Form S-8 is complete.

            Recent Sales of Unregistered Securities

            In connection with the Merger, all of the shares of Darr common stock issued and outstanding were exchanged for 9,528,110 shares of our common stock and warrants to purchase an additional 10% of our common stock, measured on a post exercise basis. Neither the shares issued nor the shares underlying the warrant were registered in connection with the closing of the Merger. The new issuance of common stock represented approximately 55.7% of the issuer’s total outstanding common stock post-merger and resulted in a change of control of the registrant.

            The warrants to purchase our common stock issued to Darr’s former shareholders evidences our obligation to issue a variable number of shares, in the aggregate, equal to 10% of the total issued and outstanding shares of the Company’s stock, measured on a post exercise basis, at any date during the 5 year term of the warrants ending August 5, 2010. The aggregate exercise price of these warrants is fixed at $3,645,752. The exercise price per warrant shall vary based upon the number of shares issuable under the warrants. As of August 31, 2005, the aggregate number of shares issuable under these warrants totaled 1,914,682 with an exercise price per share of $1.90. In addition, Darr issued a promissory note with a face value of $1,102,794 at an 8% annual interest rate in full redemption of its outstanding $1 million of preferred stock previously issued by Darr in connection with the Westwood Acquisition and in payment of $102,794 of dividends payable on preferred stock at the merger date.

            Pursuant to the Merger, we initiated a self tender offer on September 7, 2005. When the tender offer closed on October 4, 2005, 4,984,185 shares had been properly tendered and not withdrawn. Because the number of shares of common stock tendered exceeded the number of shares that we offered to purchase, 57.473 percent of the shares that were tendered were repurchased. We funded the payment for the shares of our common stock from borrowings of $5.5 million under our revolving credit facility.

Item 6. Selected Financial Data

           The issuance of our common stock in connection with the Merger gave the former Darr shareholders shares equal to approximately 55.7% of our total outstanding common stock post-merger and resulted in a change of control for us. Accordingly, for financial reporting purposes, the Merger was treated as an acquisition of Emtec by Darr and a recapitalization of Darr and the registrant’s historical financial statements for periods prior to the Merger become those of Darr. In addition, for financial accounting purposes, the Westwood Acquisition was treated as an acquisition of Darr by Westwood with the result that the pre-Westwood Acquisition financial statements of Darr, and therefore, the Registrant are those of Westwood. As a result, the consolidated financial statements included in this Form 10-K include (i) the accounts and transactions for Westwood for the year ended August 31, 2003, (ii) the accounts and transactions of Westwood for the period from September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and for Westwood and Darr for the period from April 17, 2004 to August 31, 2004 (Darr Successor Period) and (iii) the accounts and transactions of Darr for the period from September 1, 2004 to August 31, 2005 and including the accounts and transactions of Emtec for the period from August 6, 2005 to August 31, 2005.

            The following selected consolidated financial data below should be read in conjunction with our consolidated financial statements including the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both elsewhere in this Report. The data as of August 31, 2005 and 2004 and for the year ended August 31, 2005, and for the periods from September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and from April 17, 2004 to August 31, 2004 (Darr Successor Period) have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report. The data as of August 31, 2003 and for the year ended August 31, 2003 have been derived from and should be read in conjunction with our unaudited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report. The data as of August 31, 2002, and 2001 and for each of the two years in the period ended August 31, 2002 have been derived from our unaudited financial statements, which are not contained in this Report.

	YEAR ENDED AUGUST 31,
		(Successor Period)	(Predecessor Period)
	2005	2004	2004	2003	2002	2001
				(unaudited)	(unaudited)	(unaudited)

Net revenues	$162,632,042	$41,641,604	$88,229,719	$97,449,611	$94,165,222	$80,184,220

Net Income (loss)	$826,985	$122,281	$885,837	$467,390	$549,605	$612,757

Net Income (loss) per common share (basic & diluted)	$0.08	$0.01	$0.09	$0.05	$0.06	$0.06

	AT AUGUST 31,
	2005	2004	2003	2002	2001
			(unaudited)	(unaudited)	(unaudited)

Total assets	$70,009,919	$21,737,638	$22,984,079	$23,060,145	$14,038,416

Total long-term debt	$3,010,219	$2,405,084		$351,112	$404,445

Total preferred stock *		$1,030,000

Total redeemable common stock	$5,500,000	$0	$0	$0	$0

        *Liquidation value of $1,030,00.00

                There was a dividend in the form of the distribution of a note receivable in the amount of $399,958 paid to the shareholders of Westwood on April 15, 2004. There were no other dividends paid to common stockholders during the five year period ended on August 31, 2005.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Reference is made to the “Risk Factors” outlined in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion as of August 31, 2005 and 2004 and the corresponding data for (i) the year ended August 31, 2005, and (ii) for the periods from (a) September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and (b) from April 17, 2004 to August 31, 2004 (Darr Successor Period) have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report. The data as of August 31, 2003 and for the year ended August 31, 2003 have been derived from and should be read in conjunction with our unaudited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report.

Overview

                 We are an information technology company, providing services and products to commercial, federal, education, state and local verticals. Areas of specific practices include communications, data availability, enterprise computing, managed services, storage and data center planning and development. Our solutions are crafted to enable our customers to become more efficient and effective, thereby giving them a competitive advantage. To date, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively endeavoring to increase the portion of our revenues that are derived from IT services.

Merger with Darr

                 On August 5, 2005, we completed our merger under the Agreement and Plan of Merger dated as of July 14, 2005 (the “Merger Agreement”), by and among us, Emtec Viasub LLC, a Delaware limited liability company and our wholly-owned subsidiary (“MergerCo”), and Darr Westwood Technology Corporation, a Delaware corporation (“Darr”). Pursuant to the terms of the Merger Agreement, Darr merged with and into MergerCo, with MergerCo remaining as the surviving company (the “Surviving Company”) and a wholly-owned subsidiary of Emtec (the “Merger”).

            The Merger has been accounted for as a capital transaction followed by a recapitalization. Our management concluded that the transaction resulted in a change in control of the Company and that the Merger should be accounted for as a reverse acquisition. Accordingly, Darr is deemed to be the acquiring company for financial reporting purposes in the reverse acquisition. The reverse merger was treated as an acquisition of Emtec by Darr and a recapitalization of Darr. Consequently, Emtec’s historical financial statements for periods prior to the Merger become those of Darr.

            Furthermore, in connection with the closing of the Merger, Emtec changed its fiscal year end from March 31 to August 31, effective as of August 5, 2005.

Darr and Its 2004 Merger with Westwood

                Prior to the Merger, Darr was a holding company formed in April 2004 in order to effectuate the purchase of all of the outstanding capital stock of Westwood. Darr’s acquisition of Westwood’s capital stock was completed on April 16, 2004. Westwood is engaged in the sale and service of computers and peripherals to customers which include departments of the United States, state and local governments and commercial businesses throughout the United States.

                We refer to Darr’s acquisition of Westwood as the “Westwood Acquisition.” Darr is referred to as “Darr Predecessor” for the periods prior to the Westwood Acquisition and “Darr” for the periods following the Westwood Acquisition. Similarly to the Emtec-Darr Merger, in the Westwood Acquisition, Westwood was deemed to be the acquiring company for financial reporting purposes in the reverse acquisition. Consequently, Westwood’s historical financial statements for periods prior to the Westwood Acquisition become those of Darr. For the discussion and analysis in this Report we have combined Westwood’s period from September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and Darr’s period from April 17, 2004 to August 31, 2004 (Darr Successor Period).

                Westwood is engaged in the sale and service of computers and peripherals to customers which include departments of the United States, state and local governments and commercial businesses throughout the United States. Westwood is a supplier of information technology products and services primarily to the Federal Government. It has been recognized as one of the top 20 General Services Administration vendors in the IT industry during each of the past eight years and was named in data compiled by the GSA as the ninth largest such vendor for the Federal Government’s 2004 fiscal year. Westwood has additional locations in New York and Virginia, as well as five regional offices in the South and western United States.

                                The majority of Westwood’s sales are drawn from various civilian and military U.S. governmental departments and agencies. These customers include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During the last three fiscal years ended on August 31, 2005, 2004, and 2003, U.S. governmental departments and agencies accounts for approximately 76.1%, 75.6%, and 75.7%, respectively. The federal government business typically experiences increased activity during the months August through November.

Overview of Financial Statements Presented Herein

                 As previously noted, the Merger was treated as an acquisition of Emtec by Darr and a recapitalization of Darr and the registrant. Darr is deemed to be the acquiring company for financial reporting purposes and Emtec’s historical financial statements for periods prior to the Merger become those of Darr.

                                In evaluating our results of operations and financial performance, our management has used combined results for the fiscal year ended August 31, 2005 as a single measurement period. Due to the Merger, we believe that comparisons between the eleven months ended August 5, 2004 and either Darr’s results for the period from September 1, 2004 to August 5, 2005 or Emtec’s results for the period from August 6, 2005 through August 31, 2005 may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the fiscal year ended August 31, 2005. This combined presentation for the fiscal year ended August 31, 2005 simply represents the mathematical addition of the pre-acquisition results of operations of Darr for the period from September 1, 2004 through August 5, 2005 and the results of operations of Emtec, following the Merger, for the period from August 6, 2005 through August 31, 2005.

                 Therefore, the financial statements presented in this Report consist of the following financial statements:

1. Westwood for the fiscal year ended August 31, 2003;

2. Westwood for the period from September 1, 2003 to April 16, 2004 (the Darr Predecessor Period);

3. Darr (following the Westwood Merger on April 16, 2004) for the period from April 17, 2004 to August 31, 2004 (Darr Successor Period);

4. Darr for the fiscal year ended August 31, 2005 (including Emtec, following the Merger, for the period from August 6, 2005 to August 31, 2005).

As mentioned above, for the discussion and analysis in this Report we have combined Westwood’s period from September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and Darr’s period from April 17, 2004 to August 31, 2004 (Darr Successor Period) and our period from September 1, 2004 to August 31, 2005 represents the financial statements of Darr for the 2005 fiscal year plus the financial statements of Emtec for the period from August 6, 2005 to August 31, 2005.

Results of Operations

                The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended August 31, 2005 and 2004. For this discussion and analysis we have combined the periods from September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and from April 17, 2004 to August 31, 2004 (Darr Successor Period and our period from September 1, 2004 to August 31, 2005 represents the results of operations of Darr for the 2005 fiscal year plus the financial statements of Emtec for the period from August 6, 2005 to August 31, 2005.

                Our Report on Form 10-Q that will be filed for the quarter ended November 30, 2005, will be our first quarterly report that will include full three months of results of operations of the combined company.

Comparison of Years Ended August 31, 2005 and 2004

EMTEC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended August 31,

	2005	2004	Change	%

Revenues	$162,632,042	$129,871,323	$32,760,719	25.2%
Cost of revenues	148,587,442	$117,214,228	31,373,214	26.8%

Gross profit	14,044,600	12,657,095	1,387,505	11.0%
Percent of revenues	8.6%	9.7%

Operating expenses:
Selling, general, and administrative expenses	11,872,766	$10,711,020	1,161,746	10.8%
Management fee – related party	350,000	116,664	233,336	200.0%
Rent expense – related party	180,000	$215,333	(35,333)	-16.4%
Depreciation and amortization	174,944	$75,005	99,939	133.2%

Total operating expenses	12,577,710	11,118,022	1,459,688	13.1%

Pecent of revenues	7.7%	8.6%		0.0%

Operating income	1,466,890	1,539,073	(72,183)	-4.7%
Percent of revenues	0.9%	1.2%

Other expense (income):
Forgiveness of debt	—	($405,652)	405,652	-100.0%
Interest income – related party	—	($21,483)	21,483	-100.0%
Interest income – other	(120,520)	($ 70,262)	(50,258)	71.5%
Interest expense	611,479	$257,484	353,995	137.5%
Other expense (income)	(303,604)	—	(303,604)	N/A
Loss on sales of land and building	—	—	—	N/A

Income before income taxes	1,279,535	1,778,986	(499,451)	28.1%
Provision for income taxes	452,550	$770,868	(318,318)	-41.3%

Net income	$826,985	$1,008,118	$(181,133)	-18.0%

Percent of revenues	0.5%	0.8%

                Total Revenues

                Total revenues increased by 25.2% or $32.76 million to $162.63 million for the year ended August 31, 2005, compared to $129.87 million for the year ended August 31, 2004. This increase is primarily attributable to an increase in the federal government business including significant one-time sale to a federal government customer - the United States Department of Agriculture (USDA) of approximately $21.79 million which represented approximately 66% of our total increase in revenue. Additionally, our revenue increased as a result of our merger with Emtec on August 5, 2005. Revenues associated with this merger equaled $6.26 million for the year ended August 31, 2005 which represents approximately 19% of the total revenue increase. Other factors which increased revenue include increased service revenue and higher selling efforts.

                The federal government business typically experiences increased activity during the months of August through November. We do not expect that significant one-time sales like one discussed above will continue to occur in the future periods.

                Gross Profit

                Aggregate gross profit increased by 11.0% or $1.39 million to $14.04 million for the year ended August 31, 2005, as compared to $12.66 million for the year ended August 31, 2004. This increase is primarily attributable to a significant sale to a federal government customer- the USDA discussed above in the revenue section, and the gross profit associated with Emtec post-merger, (Old Emtec) revenues. Gross profits associated with USDA sales approximated $814,000, and gross profit associated with merger equaled approximately $772,000. Without this one-time sale and the Merger, our aggregate gross profit would have decreased by approximately $200,000. Measured as a percentage of revenues, our gross profit margin decreased to 8.6% of total revenues for the year ended August 31, 2005 from 9.7% for the year ended August 31, 2004. Both of these decreases are mainly due to competitive pressures and aggressive pricing strategies which lowered our gross margins.

                Factors that may affect gross margins in the future include changes in product margins, changes in technical employee utilization rates, the mix of products and services sold, and the decision to aggressively price certain products and services.

                Selling, General, and Administrative Expenses

                Selling, general and administrative expenses increased by 10.8% or $1.16 million to $11.87 million for the year ended August 31, 2005, compared to $10.71 million for the year ended August 31, 2004. This increase is mainly due to the Merger with Emec on August 5, 2005. Selling, general and administrative expenses associated with Emtec post-merger (Old Emtec) approximated $857,000. Our increase in head count company-wide and the corresponding compensation and benefits expense associated with our long-term investment in new employees also factored into the to increase of our selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales decreased to 7.3% from 8.2%.

                Factors that may in the future have a negative impact on our selling, general and administrative costs include costs associated with marketing and selling activities, compliance costs associated with Securities and Exchange Commission rules and insurance markets.

                Management Fee-Related Party

                Management fee related-party increased by 200% or $233,336 to $350,000 for the year ended August 31, 2005 compared to $116,664 for the year ended August 31, 2004. The increase in the management fee-related party is due to a full year of management fees paid to DARR Global Holdings, Inc. as compared with only a partial year of management fees in 2004. DARR Global Holdings, Inc. is a management consulting company owned by Dinesh Desai, our Chief Executive Officer.

                Rent Expense-Related Party

                Rent Expense-Related Party decreased by 16.4% or $35,333 to $180,000 for the year ended August 31, 2005 compared to $215,333 for the year ended August 31, 2004. The decrease in Rent Expense-Related Party is due to the decrease in rent for the Springfield, NJ office and warehouse space.

We occupy approximately 43,000 square feet of office and warehouse space in Springfield, New Jersey This space is leased from Westwood Property Holdings, LLC, in which Mr. Keith Grabel, our director and an executive officer, Mrs. Mary Margaret Grabel, spouse of our director and an executive officer, and Mr. David Micales, our Vice President of Operations are members. The lease term is through April 2009 with monthly base rent of $15,000.

                Depreciation and Amortization

                Depreciation and Amortization expense increased by 133.2% or $99,939 to $174,944 for the year ended August 31, 2005 compared to $75,005 for the year ended August 31, 2004. This increase is attributable to the merger with Emtec acquisition on August 5. Old Emtec’s post-merger depreciation and amortization accounted for approximately for $52,000 of the increase. Additionally, we made fixed asset acquisitions of $491,310 during the year ended August 31, 2005. These capital assets acquisitions were primarily for the purchase of computer equipment for internal use, purchase of software licenses to upgrade our computer systems, and for furniture and fixtures, which increased our depreciation expense.

                On August 5, 2005, the Company recorded an Intangible asset, ascribed to customer relationship of $8,378,166 in connection with the acquisition of Old Emtec. Intangible assets at August 31, 2005 and 2004 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $68,868 and $283,546 less accumulated amortization of $7,270, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13-15 years. Amortization expense was $61,598 and $7,270 for the periods ended August 31, 2005 and August 31, 2004, respectively. Amortization expense of $580,356 is expected to be recorded each year through August 31, 2016, $573,085 for the year ended August 31, 2017, $558,544 for the years ended August 31, 2018, and 2019, and $518,755 for the year ended August 31, 2020.

                Interest expense

                Interest expense increased by 137.5% or $353,995 to $611,479 for the year ended August 31, 2005, compared to $257,484 for the year ended August 31, 2004. This is mainly due to a full year of interest expense on notes payable to former stockholders of Westwood, DARR Westwood LLC, and Four Kings Management, LLC, which were associated with the April 2004 acquisition of Westwood by Darr.

                Other expense (income)

                Other income of $303,604 recorded on August 31, 2005, was due to the change in the value of the put options issued on August 5, 2005 using a Black-Scholes option pricing model. Under the Black-Scholes model, the total value of the put options was $315,104. As of August 31, 2005, the total value of the put options was $11,500.

                Income Taxes

                Income taxes decreased by 41.3% or $318,318 to $452,550 for the year ended August 31, 2005, compared to $770,868 for the year ended August 31, 2004. This decrease is primarily attributable to the decrease in taxable income. Taxable income decreased by 28.19% or $499,451 to $1.28 million for the year ended August 31, 2005, compared to $1.78 million for the year ended August 31, 2004.

Comparison  of Years Ended August 31, 2004 and 2003

                                The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended March 31, 2004, and 2003. For this discussion and analysis we have combined the periods from September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and from April 17, 2004 to August 31, 2004 (Darr Successor Period).

EMTEC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended August 31,

	2004	2003 (unaudited)	Change	%

Revenues	$129,871,323	$97,449,611	$32,421,712	33.3%
Cost of revenues	$117,214,228	87,843,440	29,370,788	33.4%

Gross profit	12,657,095	9,606,171	3,050,924	31.8%
Percent of revenues	9.7%	9.9%

Operating expenses:
Selling, general, and administrative expenses	$10,711,020	8,623,016	2,088,004	24.2%

Management fee – related party	116,664	—	116,664	N/A

Rent expense – related party	$215,333	—	215,333	N/A

Depreciation and amortization	$75,005	125,054	(50,049)	-40.0%

Total operating expenses	11,118,022	8,748,070	2,369,952	27.1%

Pecent of revenues	8.6%	9.0%

Operating income	1,539,073	858,101	680,972	79.4%

Percent of revenues	1.2%	0.9%

Other expense (income):
Forgiveness of debt	($ 405,652)	—	(405,652)	N/A

Interest income – related party	($ 21,483)	—	(21,483)	N/A

Interest income – other	($ 70,262)	(48,613)	(21,649)	44.5%

Interest expense	$257,484	42,324	215,160	508.4%

Loss on sales of land and building	—	102,253	—	N/A

Income before income taxes	1,778,986	762,137	1,016,849	133.4%

Provision for income taxes	$770,868	294,747	476,121	161.5%

Net income	$1,008,118	$467,390	$540,728	115.7%

Percent of revenues	0.8%	0.5%

Total Revenues

                Total revenues increased by 33.3% or $32.42 million, to $129.87 million for year ended August 31, 2004, compared to $97.45 for the year ended August 31, 2003. Of this $32.42 million increase, $24.31 million, representing 75.0% of the increase, was attributable to a substantial increase in federal government related business. The increase was amongst various military and civilian departments and agencies including sizable increases in sales to the Department of Defense and the Department of Justice which amounted to approximately $3.23 million and $5.71 million, respectively, for the year ended August 31, 2004. In addition to our federal government related business, our overall revenues from our commercial customer base increased by approximately $8.0 million for the fiscal year ended August 31, 2004 as compared with the year ended August 31, 2003. This is mainly attributable to an overall increase in our commercial customers’ IT spending.

                Gross Profit

                Aggregate gross profit increased by 31.8%, or $3.05 million, to $12.66 million for the year ended August 31, 2004, compared to $9.61 million for the year ended August 31, 2003. This was primarily attributable to an increase in our overall revenues as discussed in the total revenue section above. Measured as a percentage of product revenues, our gross profit margin decreased to 9.7% of revenue for the year ended August 31, 2004, as compared with 9.9% for the year ended August 31, 2003. This decrease is mainly due to continued downward pricing pressure on product sales from our customers.

                Selling, General, and Administrative Expenses

                Selling, general and administrative expenses increased by 26.7%, or $2.33 million to $11.02 million for the year ended August 31, 2004, compared to $8.7 million for the year ended August 31, 2003. This increase was mainly due to payroll and benefits costs associated with increase in employee headcount company-wide, increased management related compensation, increased sales commission expense related to increased revenue and gross profits and increased professional fees as a result of the April 16, 2004 acquisition of Westwood by Darr.

                Depreciation and Amortization

                Depreciation and Amortization expense decreased by 40.0% or $50,049 to $75,005 for the year ended August 31, 2004 as compared to $125,054 for year ended August 31, 2003

                Interest expense

                Interest expense increased by 508.4%, or $215,160, to $257,484 for the year ended August 31, 2004, compared to $42,324 for the year ended August 31, 2003. This is primarily attributable to the interest expense on the notes payable to former stockholders of Westwood, the note payable to DARR Westwood LLC, and the note payable to Four Kings Management, LLC. Partial year interest expense was recorded in 2004. These notes did not exist in 2003.

                Income Taxes

                Income tax expense increased by 161.5%, or $476,121, to $770,868 for the year ended August 31, 2004, compared to $294,747 for the year ended August 31, 2003. This increase is primarily attributable to the increase in taxable income. Taxable income increased by 133.4% or $1.02 million to $1.78 million for the year ended August 31, 2004, compared to $762,137 for the year ended August 31, 2004.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, and an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, “Inventory Pricing,” that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires that fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe that implementing SFAS No. 151 should not have any material impact on our financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

SFAS No. 123R will apply to awards granted or modified by us after August 31, 2005. Compensation cost will also be recorded for prior option grants that vest after that date. The effect of adopting SFAS 123 on our consolidated results of operations will depend on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods provided by such awards and, therefore, cannot currently be estimated. We are evaluating the requirements of SFAS 123R and have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Liquidity and Capital Resources

                Cash and cash equivalents at August 31, 2005 of $1.02 million represented a decrease of $194,680 from $1.22 million at August 31, 2004. Outstanding borrowings under our line of credit at August 31, 2005 represented an increase of $4.11 million from $299,290 at August 31, 2004. At August 31, 2005, our working capital was decreased by $901,605 to $2.90 million from $3.80 million as of August 31, 2004.

                The Merger was treated as a purchase by Darr of Emtec. Working capital of Emtec acquired by Darr amounted to $5.49 million at August 5, 2005. Darr incurred merger transaction costs of $521,134 that reduced its working capital. Pursuant to the merger terms, we executed a self tender offer to purchase up to 2,864,584 shares of its outstanding common stock from pre-merger Emtec stockholders at a price per share of $1.92. We recorded a current liability of $315,104 at August 5, 2005 related to the fair value of the put options granted in the self tender offer. We borrowed $5.5 million on August 5, 2005 under our revolving credit facility with GE Commercial Distribution Finance Corporation; this amount is classified as restricted cash on the balance sheet as a non-current asset and therefore, reduced our working capital. We initiated this self tender offer on September 7, 2005 and closed on October 4, 2005. The net effect of the Merger and related aforementioned transactions reduced the overall working capital of Darr by $846,728 exclusive of post-merger interest costs related to the $5.5 million borrowing.

                The March 1, 2005 acquisition of Proven Technology business was done at a cost of $162,610 which reduced working capital. Earnings from operations for the year ended August 31, 2005 added approximately $1.0 million to our working capital, whereas capital expenditures of $491,000 and debt repayments of $449,000 reduced working capital as of August 31, 2005.

                Since our inception, we have funded our operations primarily from borrowings under our credit facility. On August 5, 2005, our subsidiaries, Emtec NJ and Westwood (together, the “Borrower”), entered into a Business Financing Agreement with GE Commercial Distribution Finance Corporation (“Lender”) pursuant to which the Lender has agreed to provide to Borrower an accounts receivable facility (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $35.0 million or 85% of eligible accounts receivable, plus 100% of unsold inventory financed by the Lender, minus a $3.15 million reserve. The Credit Facility includes certain financial covenants that we must maintain on a quarterly basis and we are also subject to certain mandatory prepayments upon the occurrence of certain events, subject to certain exceptions, set forth in the Business Financing Agreement.

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

                In connection with the Credit Facility, Emtec NJ and Westwood (together, the “Dealer”) entered into the Agreement for Wholesale Financing with the Lender on August 5, 2005 (the “Wholesale

Agreement”). The Wholesale Agreement provides for an extension of credit by the Lender to the Dealer from time to time, subject to the maximum aggregate borrowings set forth in the Credit Facility, to purchase inventory from approved vendors and for other purposes. The financial terms of any advance by the Lender are not set forth in the Wholesale Agreement because such terms depend upon many variable factors, including availability of vendor discounts, payment terms or other incentives and purchase volume. The Wholesale Agreement contains certain customary representations and warranties and events of default, including the failure to pay interest, principal or fees, any material inaccuracy of any representation and warranty, bankruptcy and insolvency events.

                Since our current credit facility with one of our primary trade vendors MRA Systems, Inc dba GE Access was also collateralized by substantially all of our assets, the Lender and GE Access entered into an intercreditor agreement in which the lender agreed to give GE Access first lien position on all future unbilled service maintenance billings and which provide that as regards to GE Access, all debt obligations to the Lender are accorded priority.

                As of August 31, 2005, we were in compliance with all of our financial covenants and we had a $4.41 million outstanding balance under the credit facility and an unused availability of $11.16 million.

                On November 22, 2005, the Lender increased our total credit facility from $35.0 million to $48.0 million. This is a temporary increase available to us only through December 15, 2005.

                Our open terms credit facilities at August 31, 2005 with our primary trade vendors, including aggregators and manufacturers was $20.75 million with outstanding principal of approximately $13.67 million. Under these credit lines, we are obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without a notice, and this action could have a material adversely affect our business, result of operations, and financial condition.

                Capital expenditures of $491,310 during the year ended August 31, 2005 were primarily for the purchase of computer equipment for internal use, purchase of software licenses to upgrade our computer systems, and for furniture and fixtures. We anticipate our capital expenditures for fiscal year ending August 31, 2006 will be approximately $650,000. Approximately $540,000 will primarily be for the upgrade of our computer system across the organization, as well as implementation and data conversion costs, and remaining $110,000 will primarily be for the purchase of computer equipment for internal use.

                                The following are our long-term contractual obligations for leases, debt and other long term liabilities as of August 31, 2005. Other long-term liabilities consists of accrued severance.

	Payments due by period:

Contractual Obligations:	Total	less than 1 year	1-3 years	4-5 years	more than 5 years

Long-term debt obligations	3,535,093	524,874	1,223,027	1,787,192	—

Capital lease obligations	—	—	—	—	—

Operating lease obligations	3,010,259	973,463	1,498,299	538,497	—

Purchase obligations	—	—	—	—	—

Other long-term liabilities	380,356	130,150	235,900	14,306	—

Total	$6,925,708	$1,628,487	$2,957,226	$2,339,995	$—

                                We will need to generate cash flow from operations at a sufficient enough level through fiscal 2009 to finance anticipated capital expenditures and service our current outstanding debt.

                                Cash generated from operations may be negatively affected by a number of factors. See “Forward Looking Statements” and “Business Risk Factors” for a discussion of the factors that can negatively impact the amount of cash we generate from our operations.

                We anticipate that our primary sources of liquidity in fiscal 2006 will be cash generated from operations, trade vendor credit and cash available to us under our revolving credit facility. Our future financial performance will depend on our ability to continue to reduce and manage operating expenses, as well as our ability to grow revenues. Our revenues will continue to be impacted by the loss of customers due to price competition and technological advances. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Business – Risk Factors.”

                Although we have no definite plans to undertake any future debt or equity financing, we will continue to pursue all potential funding alternatives. Among the possibilities for raising additional funds are issuances of debt or equity securities, and other borrowings under secured or unsecured loan arrangements. There can be no assurances that additional funds will be available to us on acceptable terms or in a timely manner.

                                We have no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

                                We believe that funds generated from operations, trade vendor credit and bank borrowings should be sufficient to meet our current operating cash requirements through the next twelve months, although there can be no assurance that all of the aforementioned sources of cash can be realized.

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

Revenue Recognition

                We recognize revenue from the sales of products when risk of loss and title passes which is upon customer acceptance.

                Revenue from the sale of warranties and support service contracts is recognized on a straight-line basis over the term of the contract, in accordance with Financial Accounting Standards Board Technical Bulleting No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (FTB 90-1).

                We may also enter into sales arrangements with customers that contain multiple elements. We recognize revenue from sale arrangements that contain both products and manufacturer warranties in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, based on the relative fair value of the individual components. The relative fair value of individual components is based on historical sales of the components sold separately.

        Product revenue represents sales of computer hardware and pre-packaged software. These arrangements often include software installations, configurations, and imaging, along with delivery and set-up of hardware. We follow the criteria contained in EITF 00-21 and SAB 104 in recognizing revenue associated with these transactions. We perform software installations, configurations and imaging services at our locations prior to the delivery of the product. Some customer arrangements include “set-up” services performed at customer locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at customer workstations by plugging in all necessary connections. This service is usually performed the same day as delivery. Revenue is recognized on the date of acceptance, except as follows:

•	In some instances, the “set-up” service is performed after date of delivery. We recognizes revenue for the “hardware” component at date of delivery when the amount of revenue allocable to this component is not contingent upon the completion of “set-up” services and therefore, our customer has agreed that the transaction is complete as to the “hardware” component. In instances where our customer does not accept delivery until “set-up” services are completed, we defer all revenue in the transaction until customer acceptance occurs.

•	There are occasions when a customer requests a transaction on a “bill & hold” basis. We follow the SAB 104 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of SAB 104 are met. At August 31, 2005, accounts receivable related to bill and hold sales totaled $221,255. Total revenue from bill and hold sales were $768,726 with a gross profit of $86,860 which was included in the results of operations for the year ended August 31, 2005. We do not modify our normal billing and credit terms for these customers. The customer is invoiced at the date of revenue recognition when all of the criteria have been met.

        We have experienced minimal customer returns. Since all eligible projects must be returned to us within 30 days from the date of the invoice, we reduce the product revenue and cost of goods in each accounting period based on the actual returns that occurred in the next 30 days after the close of the accounting period.

        Service and consulting revenue include time billings based upon billable hours charged to the customers, fixed price short-term projects, hardware maintenance contracts, and manufacturer support service contracts. These contracts generally are task specific and do not involve multiple deliverables. Revenues from time billings are recognized as services are delivered. Revenues from short-term fixed price projects are recognized using the proportionate performance method by determining the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to perform the project because this is the most readily reliable measure of output. Revenues from hardware maintenance contracts are recognized ratably over the contract period.

        Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately on their contact sale date. Manufacturer support service contracts contain cancellation privileges that allow our customers’ to terminate a contract with 90 days written notice. In this event, the customer is entitled to a pro-rated refund based on the remaining term of the contract and we would owe the manufacturer a pro-rated refund of the cost of the contract. However, we have experienced no customer cancellations of any significance during our most recent 3-year history and do not expect cancellations of any significance in the future.

                Trade Receivables

                We maintain allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income. Allowance for doubtful accounts was $225,000 and $225,000 as of August 31, 2005, and 2004, respectively.

                Inventories

                Inventory is stated at the lower of average cost (specific identification) or market. Inventory is entirely finished goods purchased for resale and consists of computer hardware, computer software, computer peripherals and related supplies. We provide an inventory reserve for products it determines are obsolete or where salability has deteriorated based on managements review of products and sales.

The components of inventory at August 31 are as follows:

Hardware, software, accessories, and parts	$6,070,728	$644,262

Less: Inventory reserve	$(300,138)	$(120,000)

Net Inventory	$5,770,590	$524,262

                Property and Equipment

                We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over a three-five year period. The estimated useful lives are based on the historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be accelerated, resulting in the recognition of increased depreciation and amortization expense in future periods. We evaluate the recoverability of our long-lived assets (other than intangibles and deferred tax assets) in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). Long-lived assets are reviewed for impairment under SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset.

                                Property and equipment along with their components are as follows:

	2005	2004	Estimated Life Years

Leasehold improvements	$197,903	$132,018	4.67

Computer equipment	572,728	199,504	3 to 5

Furniture and fixtures	31,156	7,738	3 to 5

Automobiles	72,956	27,445	3 to 5

Software	172,410	—	3 to 5

Total Property Plant & Equipment	$1,047,153	$366,705

Less accumulated depreciation	(129,994)	(16,469)

	$917,159	$350,236

                Goodwill and Intangible Assets

                We have adopted Statement of Financial Accounting Standards No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. As a result, amortization of goodwill was discontinued. Goodwill is the excess of the purchase price over the fair value of the net assets acquired in a business combination accounted for under the purchase method. At August 31, 2005, we recorded goodwill related to the acquisition of Old Emtec of $8,974,610. We test goodwill and indefinite-lived assets for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). Intangible assets that have finite useful lives are amortized over their useful lives.

                Intangible assets at August 31, 2005 and 2004 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $68,868 and $283,546 less accumulated amortization of $7,270, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13-15 years. Amortization expense was $61,598 and $7,270 for the periods ended August 31, 2005 and August 31, 2004, respectively. Absent any further acquisitions, amortization expense of $580,356 is expected to be recorded each year through August 31, 2016, $573,085 for the year ended August 31, 2017, $558,544 for the years ended August 31, 2018, and 2019, and $518,755 for the year ended August 31, 2020.

                Property and equipment and customer relationship intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

                Rebates

                Rebates are recorded in the accompanying consolidated statements of income as a reduction of the cost of revenues in accordance with Emerging Issues Task Force Abstract No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). At August 31, 2005 and August 31, 2004, approximately $2,117,290 and $1,009,000, respectively, of rebates receivable are recorded in accounts-receivable-other in the accompanying consolidated balance sheets.

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

Off-Balance Sheet Arrangements

Under SEC regulations, in certain circumstances, we are required to make certain disclosures regarding the following off-balance sheet arrangements, if material:

•	Any obligation under certain guarantee contracts;

•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	Any obligation under certain derivative instruments; and

•	Any obligation arising out of a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

We do not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

                We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at August 31, 2005 was approximately $4.4 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $44,000 annually.

Item 8.  Financial Statements and Supplementary Data

                          Reference is made to Item 15(a)(i) herein.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

           As previously disclosed, the Merger is being treated as a “reverse acquisition” for accounting purposes. As such, the historical financial statements of the accounting acquirer, Darr, become the historical financial statements of Emtec. Because Darr’s independent registered public accounting firm, Ernst & Young LLP (“E&Y”), was different from Emtec’s independent registered public accounting firm, Baratz and Associates, P.A. (“Baratz”), there has been a change in our independent registered public accounting firm as a result of the Merger. Our board of directors formally authorized our change in independent registered public accounting firm from Baratz to E&Y.

           Baratz’s reports on our financial statements for the fiscal years ended March 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During those two fiscal years and through the subsequent period ended August 19, 2005 (the date upon which Baratz completed its SAS 100 review for our June 30, 2005 Form 10-Q) there were no disagreements with Baratz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Baratz, would have caused Baratz to make reference to the subject matter of the disagreement in connection with its reports.

           As a result of being the independent auditors of Darr, E&Y consulted with Darr regarding the Merger, however, prior to the engagement of E&Y as our independent accountants, neither Darr nor pre-Merger Emtec consulted with E&Y regarding any of the matters described in Item 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

           E&Y became Darr’s independent accountants on June 17, 2004. Prior to that time, the financial statements of Westwood (the historical financial statements of which became Darr’s historical financial statements when Darr acquired Westwood in April, 2004), were audited by Glassel & Bonfiglio LLC (“Glassel”), an independent accounting firm that is not registered with the SEC. Glassel was dismissed as the independent accountants of Darr on June 17, 2004. Glassel’s reports on Darr’s financial statements for the fiscal years ended August 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During those two fiscal years and through the subsequent period ended June 17, 2004 there were no disagreements with Glassel on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Glassel, would have caused Glassel to make reference to the subject matter of the disagreement in connection with its reports.

           Prior to the engagement of E&Y by Darr on June 17, 2004, Darr did not consult with E&Y regarding any of the matters described in Item 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

Item 9A.      Controls and Procedures

                Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

                There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

                Not Applicable.

PART III

Item 10.  Directors and Executive Officers  of the Registrant

                              The following table sets forth certain information as to each of our executive officers and directors:

Name	Age	Positions and Offices Presently Held

Dinesh R. Desai	55	Chairman of the Board and Chief Executive Officer

Brian McAdams	63	Vice Chairman and Director

Gregory Chandler	38	Director

Keith Grabel	53	President - Westwood Operations and Director

Stephen C. Donnelly	47	Chief Financial Officer

John P. Howlett	61	President

Ronald A. Seitz	58	President

                    DINESH DESAI -- From 1986 to the present, Mr. Desai has been the Chairman and CEO of DARR Global Holdings, Inc., a management consulting firm. Since 2004, he has served as Chairman on the Board of Directors of two private corporations, Westwood Computer Corporation and DARR Westwood Technology Corporation. Mr. Desai has also served as a member of the Board of Directors of the Enterprise Center, a Nonprofit Organization. Mr. Desai holds a Bachelor of Science Degree in chemical engineering from the Indian Institute of Technology in Bombay, India, and a Masters of Science Degree in both chemical and industrial engineering from Montana State University. He earned a Masters in Business Administration from Temple University in 1978.

                    BRIAN MCADAMS -- Director and Vice Chairman. In the last five years, Mr. McAdams has served as a Senior Partner with DARR Global Holdings, as the Vice Chairman of Westwood Computer Corporation, the CEO of Passport Express Services, Inc., and the CEO of My Help Desk, Inc. He has held prior positions as director at two public companies: Crusader Bank Corporation and National Media Corporation, where he served as both Chairman and CEO.

                    GREGORY CHANDLER -- Director. Mr. Chandler currently works as the Managing Director of the Business and IT Services Investment Banking Practice at Janney Montgomery Scott LLC, where he has been employed since 1999. Prior to this, he worked as a manager in the Office of the CFO consulting practice at PricewaterhouseCoopers. He has also worked in the Business Assurance Practice at Coopers & Lybrand, and served as an officer in the United States Army. Mr. Chandler received his undergraduate degree from the United States Military Academy at West Point and a Masters in Business Administration from Harvard University.

                    KEITH GRABEL -- Since 2000, Mr. Grabel has held the positions of president and director of Westwood Computer Corporation. For the past year, he has also served as president and director of DARR Westwood Technology Corp. Mr. Grabel graduated from the University of Miami School of Business in 1974.

                    STEPHEN DONNELLY -- Since 2002, Mr. Donnelly has been the Chief Financial Officer of DARR Global Holdings, Inc. a management consulting firm. Since 2004, he has served as an officer for Westwood Computer Corporation. Between 1993 and 2002, Mr. Donnelly worked as a Manager and Managing Director for Acquisition Management Services, Inc., a merger and acquisition advisory firm. Prior to that, he has worked as a Director of Operations for a privately-held human resource and employee benefits software developer and as a Financial Manager for a healthcare organization. Mr. Donnelly began his career with the accounting firm of PriceWaterhouse. He is a Certified Public Accountant with a Bachelor’s degree in Accounting from Villanova University (in 1980).

                JOHN P. HOWLETT – Since August 5, 2005, John P. Howlett has been President of Emtec – North East Region. Prior to August 5, 2005 he was our Chairman of the Board and Chief Executive Officer since January 17, 2001 and Chief Executive Officer of Emtec-NJ since August, 1997 and Chairman of Emtec-NJ since August, 1998. He has been a director of Emtec-NJ since October, 1996. Mr. Howlett was the founder (in 1983) of Cranford, New Jersey-based Comprehensive Business Systems, Inc. (CBSI). CBSI primarily provided microcomputer systems, network integration, training, and data communications to mid-size and Fortune 1000 corporations. In October 1996, CBSI merged into Emtec-NJ. Prior to founding CBSI, Mr. Howlett was with the AT&T Long Lines Division for twelve years. He earned a Bachelor of Science degree in Electrical Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana, and a Master of Business Administration degree from Fairleigh Dickinson University in New Jersey. A Vietnam veteran, Mr. Howlett served in the U.S. Army for four years.

                RONALD A. SEITZ – Since August 5, 2005, Ronald A. Seitz has been President of Emtec – South East Region. Prior to August 5, 2005 he was our President and Chief Operating Officer since February 2003 and Executive Vice-President and a director since January 17, 2001 and Executive Vice President of Emtec-NJ since March, 1996. Prior to that he was the Chief Operating Officer of Emtec-NJ. He has been a director of Emtec-NJ since April, 1995. Mr. Seitz was the founder (in 1980) of Charleston, South Carolina-based Computer Source, Inc. (CSI). CSI primarily provided microcomputer systems, network integration, and data communications to mid-size and Fortune 1000 corporations. In April 1995, CSI merged with Landress Information Systems of Mt. Laurel, New Jersey to become Emtec-NJ. Prior to founding CSI, Mr. Seitz was employed for six years as an engineer with the U.S. government in Washington, DC. He graduated from North Carolina State University with a Bachelor of Science degree and from George Washington University with an MBA in computer science. Mr. Seitz also holds a DMD degree from the Dental School at the Medical University of South Carolina.

                Since August 5, 2005 the board held two meetings. Each director attended both of the meetings. The Chairman usually determines the agenda for the meetings. Board members receive the agenda and supporting information in advance of the meetings. Board members may also raise other matters at the meetings.

                Since we are not a listed company, we are not required to establish an audit committee. Our board of directors believes it can conduct all the functions of an audit committee without unduly burdening the duties and responsibilities of the board members. Our board of directors has determined that Mr. Gregory Chandler, an independent member of our board of directors, meets the definition of an “audit committee financial expert.”

                Our Board of Directors has adopted a Code of Ethics applicable to all of its employees, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as well as the members of its board of directors.

                Currently, we do not have a compensation committee. The members of the entire board deliberate and decide compensation. Mr. Chandler is not nor has he been an employee or an officer of our company. Mr. Desai is our Chairman and Chief Executive Officer, and Mr. Grabel is the President of Westwood Operations.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

                Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with Emtec, Emtec believes that during the past four fiscal years, such reporting persons complied with the filing requirements of said Section 16(a) or any filing delinquencies by such persons were reported under the Exchange Act, except that Dinesh Desai, Brian McAdams, Keith Grabel, Stephen Donnelly and Gregory Chandler did not file on a timely basis a Form 3 reflecting their initial statement of beneficial ownership and John Howlett and Ronald Seitz did not file on a timely basis Form 4s reflecting one transaction, respectively.

Item 11.   Executive Compensation

                The following table sets forth the aggregate compensation that we paid for services rendered to our executive officers during our fiscal years ended August 31, 2005, 2004 and 2003 and to our former chief executive officer and president:

SUMMARY COMPENSATION TABLE

						Long Term Compensation

			Annual Compensation			Awards		Payouts
Name and Principal Position		Fiscal Year			Other Annual Compensation					All Other Compensation
						Restricted Stock Awards	Number of Options	Long Term Incentive Payouts
			Salary	Bonus

Dinesh R. Desai	(1)	2005	$19,731						(4)	$350,000
Chief Executive Officer		2004	$—						(4)	$116,664
		2003	$—							$—

Brian McAdams	(1)	2005	$13,846
Vice Chairman		2004	$—
		2003	$—

Keith Grabel	(2)	2005	$258,654	$381,250
President - Westwood Operations		2004	$192,074	$498,750
		2003	$161,408	$217,275

Mary Grabel	(3)	2005	$258,654	$38,201
		2004	$124,901	$542,000
		2003	$58,672	$245,000

Stephen C. Donnelly	(1)	2005	$12,462
Chief Financial Officer		2004	$—
		2003	$—

John P. Howlett	(5)	2005 (August)	$94,310						(6)	$6,354
Former Chief Executive Officer and Current President, Northeast Operations	(5)	2005 (March)	$229,280						(6)	$15,250
	(5)	2004 (March)	$216,300	—					(6)	$18,553

Ronald A. Seitz	(5)	2005 (August)	$94,310						(7)	$1,893
Former Chief Operating Officer	(5)	2005 (March)	$229,280	$25,000					(7)	$4,544
and Former President, Current President, Southeast Operations	(5)	2004 (March)	$216,300	—					(7)	$6,642

_______________
(1)	Members of the new executive management team as of August 5, 2005 pursuant to the merger with Darr. These individuals were not employed by the Company or its predecessors before August 5, 2005.

(2)	Member of the new executive management team as of August 5, 2005 pursuant to the merger with Darr. President of Darr since April 16, 2004. President of Westwood during the entire three year period ended August 31, 2005.

(3)	Spouse of Keith Grabel

(4)	Management fees accrued to DARR Global Holdings, Inc. at an annual rate of $350,000 beginning April 16, 2004.

(5)	Former executive officers of Emtec, Inc. prior to August 5, 2005. Compensation amounts for the two earliest years are based upon former March fiscal year end of Emtec. Compensation amount for the current year is for the period of April 1, 2005 through August 31, 2005. John Howlett is president of Emtec’s Northeast region effective August 5, 2005. Ron Seitz is president of Emtec’s Southeast region effective August 5, 2005.

(6)	Reflects employer contributions for life insurance premiums and for disability insurance premiums.

(7)	Reflects employer contribution for life insurance premiums.

Stock Options

                None of the named executive officers listed in the Summary Compensation Table were granted stock options during the fiscal year ended August 31, 2005 nor did any such officers hold any stock options as of August 31, 2005.

Employment Agreements

                John Howlett.  We entered an employment agreement, dated as of July 14, 2005, with Mr. Howlett, pursuant to which Mr. Howlett is to serve as our President of Northeast Operations for a period commencing on the effective date of the Merger (the “Effective Date”) and terminating on August 31, 2008, although this term may be extended annually for additional one-year periods with the mutual consent of the parties. Under the terms of this agreement, Mr. Howlett is entitled to receive a base salary of $230,000, which shall be increased by 5% each year of the initial term of employment. In addition, Mr. Howlett is eligible to receive both an annual bonus of $100,000 and a bonus targeted at 50% of his base salary based upon the achievement by Emtec of performance criteria set forth in the employment agreement.

                Mr. Howlett’s employment is subject to early termination in the event of his death or disability or in the event that either he or Emtec elect to terminate his employment. In the event his employment is terminated for any reason during the term of the agreement, Mr. Howlett will be entitled to any earned or accrued but unpaid base salary through the date of termination and to all amounts payable and benefits accrued under any applicable plan, policy, program, or practice of Emtec in which he was a participant during his employment with Emtec in accordance with the terms of the employment agreement. In the case that Mr. Howlett’s employment is terminated by us without cause or his employment terminates in the event of death or disability, he will be entitled to his base salary for the entire initial term of employment and to a pro-rata bonus payment for the year of his termination, as set forth in the employment agreement.

                Ronald Seitz.  We entered an employment agreement, dated as of July 14, 2005, with Mr. Seitz, pursuant to which Mr. Seitz is to serve as our President of Southeast Operations for a period commencing on the Effective Date and terminating on August 31, 2008, although this term may be extended annually for additional one-year periods with the mutual consent of the parties. Under the terms of this agreement, Mr. Seitz is entitled to receive a base salary of $230,000, which shall be increased by 5% each year of the initial term of employment. In addition, Mr. Seitz is eligible to receive both an annual bonus of $100,000 and a bonus targeted at 50% of his base salary based upon the achievement by Emtec of performance criteria set forth in the employment agreement.

                Mr. Seitz’s employment is subject to early termination in the event of his death or disability or in the event that either he or Emtec elect to terminate his employment. In the event his employment is terminated for any reason during the term of the agreement, Mr. Seitz will be entitled to any earned or accrued but unpaid base salary through the date of termination and to all amounts payable and benefits accrued under any applicable plan, policy, program, or practice of Emtec in which he was a participant during his employment with Emtec in accordance with the terms of the employment agreement. In the case that Mr. Seitz’s employment is terminated by us without cause or his employment terminates in the event of his death or disability, he will be entitled to his base salary for the entire initial term of employment and a pro-rata bonus payment for the year of his termination, as set forth in the employment agreement.

                Keith Grabel.  Westwood entered an employment agreement, dated as of April 16, 2004, with Mr. Grabel, pursuant to which Mr. Grabel is to serve as president of that company, for an initial period commencing on April 16, 2004, and terminating on April 16, 2009, which will automatically be extended for one (1) additional year at the end of the initial five (5) year term, and again each successive year thereafter. Such annual extensions may cease by either party delivering written notice of such cessation to the other party with at least sixty (60) days notice. Under the terms of this agreement, Mr. Grabel is entitled to receive an annual base salary of (i) $250,000 in the first year of the term of employment, (ii) $275,000 in the second year of the term of employment, (iii) $300,000 in the third year of the term of employment, and (iv) $325,000 in the fourth year of the term of employment. Mr. Grabel’s base salary for each year will be increased to 200% of his then-current salary in the event that Westwood terminates its employment agreement with Margaret Grabel. In addition, Mr. Grabel is to receive an annual bonus of (i) $375,000 in the first year of the term of employment, (ii) $400,000 in the second year of the term of employment, (iii) $440,000 in the third year of the term of employment, and (iv) $400,000 in the fourth year of the term of employment, payable in quarterly installments in each year.

                Mr. Grabel’s employment is subject to early termination in the event of his death or disability or in the event that either he or Westwood elect to terminate his employment under certain circumstances. In the event his employment is terminated by Mr. Grabel during the term of the agreement, Mr. Grabel will be entitled to (i) any earned but unpaid base salary through the date of termination, (ii) a pro rata portion of his termination salary, which shall be (a) $150,000 for the first year of the term of employment, (b) $200,000 for the second year of the term of employment, (c) $250,000 for the third year of the term of employment, (d) $300,000 for the fourth year of the term of employment, and (v) $350,000 for the fifth year of the term of employment, (iii) payment for accrued vacation days, (iv) any bonus payments, and (v) all amounts payable and benefits accrued under any applicable plan, or arrangements of the company. In the event Westwood terminates Mr. Grabel’s employment for any reason, Mr. Grabel will be entitled to (i) all amounts due to him under the agreement, (ii) all amounts due and owing under the note made by Westwood in the amount of $750,000 in favor of Four Kings Management LLC and (iii) all amounts due and owing under the 5% note and 8% note made by Westwood in favor of Mr. Grabel.

                 Mr Desai, Mr. McAdams, and Mr. Donnelly are currently paid a salary of $285,000, $200,000 and $180,000, respectively on an annual basis. The Board of Directors intends to put employment contracts in place in 2006 for these three executives.

Compensation of Directors

                Our two former independent directors each received $15,000 and received 15,000 stock options for service to the Board during the period of April 1, 2005 through August 5, 2005. Each of our former independent directors received options to purchase an aggregate of 45,000 shares of common stock for services performed during the three year period ended March 31, 2005. Mr. Chandler, as our independent director, shall receive an annual fee of $20,000, plus stock options at amount to be determined by board. The independent directors receive reimbursement of out-of-pocket expenses incurred for each board meeting or committee meeting attended and any other expenses incurred while working in his capacity as a Board Member.

Compensation Committee Interlocks and Insider Participation

                Currently, there is no compensation committee. The members of the entire board deliberate and decide compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of November , 2005, based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock held by:

each person known by us to be the owner of more than 5% of our outstanding shares;

each director;

each executive officer named in the Summary Compensation Table; and

all executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class

Dinesh R. Desai	8,900,825	(3)	56.8%

Brian McAdams	0		0.0%

Keith Grabel	1,905,622	(4)	13.3%

Stephen C. Donnelly	0		0.0%

John P. and Rosemary A. Howlett	595,759	(5)	4.1%

Ronald A. Seitz	352,765	(6)	2.5%

Gregory Chandler	0		0.0%

Mary Margaret Grabel	2,225,206	(7)	15.1%

Carla Seitz P.O. Box 2243 Mt. Pleasant, SC 29465	332,858	(8)	2.3%

All executive officers and directors as a group (7 persons)	9,849,349		62.9%

(1)	Each stockholder’s address is c/o Emtec, 572 Whitehead Road, Bldg. #1, Trenton, New Jersey, unless otherwise indicated.

(2)	As used herein, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, all persons named herein have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law and (ii) record and beneficial ownership with respect to their shares; also includes any shares issuable upon exercise of options or warrants that are currently exercisable or will become exercisable within 60 days of August 31, 2005.

(3)	Held by Mr. Desai through DARR Westwood LLC. Includes 1,278,337 shares issuable upon exercise of a warrant equal to 8% of outstanding common stock of the Company.

(4)	Includes 1,905,622 shares owned by Mary Margaret Grabel, Mr. Grabel’s spouse. Mr. Grabel disclaims any beneficial ownership in these shares.

(5)	Owned jointly with Rosemary Howlett, Mr. Howlett’s spouse.

(6)	Excludes 332,858 shares owned by Carla Seitz, Mr. Seitz’s spouse. Mr. Seitz disclaims any beneficial interest in these shares.

(7)	Includes 319,584 shares issuable upon exercise of a warrant equal to 2% of outstanding common stock of the Company.

(8)	Excludes 352,765 shares owned by Ronald A. Seitz, Mrs. Seitz’s spouse. Mrs. Seitz disclaims any beneficial ownership in these shares.

Item 13.  Certain Relationships and Related Transactions

During the period ended April 16, 2004, Westwood held a note receivable from a company controlled by its former stockholders which was repaid through periodic payments. In connection with the Westwood Acquisition, the note receivable was distributed to the former stockholders of Westwood through a dividend in the amount of $399,958. Interest income recorded on this note for the period ended April 16, 2004 totaled $21,483. There were no other dividends paid to common stockholders during the five year period ended on August 31, 2005.

Pursuant to a Management Services Agreement dated April 16, 2004 by and between DARR Global Holdings, Inc. and Westwood, Westwood, is being charged a monthly management fee of $29,166 by DARR Global Holdings, Inc. DARR Global Holdings, Inc. is a management consulting firm, which is 100% owned by Mr. Dinesh Desai, our Chairman and Chief Executive Officer. The initial term of this agreement runs through April 2009.

We occupy approximately 43,000 square feet of office and warehouse space in Springfield, New Jersey This space is leased from Westwood Property Holdings, LLC, in which Mr. Keith Grabel, our director and an executive officer, Mrs. Mary Margaret Grabel, spouse of our director and an executive officer, and Mr. David Micales, our Vice President of Operations are members. The lease term is through April 2009 with monthly base rent of $15,000.

We are occupying approximately 21,000 square feet of office and warehouse space out of a total of approximately 70,000 square feet. This space is leased from GS&T Properties, LLC, in which Messrs. John Howlett and Ronald Seitz, each an executive officer of our company, are passive investors, each owning an approximate 10% equity interest. The lease term is through November 2009 with monthly base rent of $15,000.

                Mr.Gregory Chandler, our independent director is employed by Janney Montgomery Scott (“Janney”) as a Managing Director. Janney has acted as Investment Advisor to Darr in the Merger. Janney received a $10,000 retainer and was paid $250,000 by Darr upon the closing of the Merger.

                In connection with our self tender offer, two of our current officers, John Howlett and Ronald Seitz, tendered shares. After accounting for proration, 805,152 shares were accepted for tender from Mr. Howlett, with an aggregate purchase price of $1,545,891 and 476,754 shares were accepted for tender from Mr. Seitz, with an aggregate purchase price of $915,367.

Other Agreements

           Subordinated Note held by Darr Westwood LLC Westwood has issued a promissory note dated April 16, 2004 to Darr Westwood LLC, a Delaware limited liability company, of which Mr. Desai is the sole member, or permitted assigns, whereby it promises to pay to the holder of such note the principal sum of $750,000. Interest on the unpaid balance of the principal amount of the note is calculated at a floating rate per month equal to the prime rate as published in the Wall Street Journal under “Money Rates” plus four percent (4%), up to a maximum of ten percent (10%). The note reaches maturity on April 16, 2009. Until that date, Westwood must pay to the holder of the note (i) $194,482 on April 16, 2007, (ii) $323,859 on April 16, 2008, and (iii) $231,659 on April 16, 2009, the date the note matures. Accrued interest from April 16, 2004, until March 28, 2007, is due on March 28, 2007. Accrued interest from March 28, 2007, until March 28, 2008, is due on March 28, 2008. Accrued interest from March 28, 2008, until April 16, 2009, is due on April 16, 2009. In addition, the holder of the note is entitled to a quarterly revenue participation fee of 0.0875% of the gross revenue of Westwood, subject to annual adjustments which are capped at $30,000 for any quarter.

           Subordinated Note held by Four Kings Management LLC. Westwood has issued a promissory note dated April 16, 2004 to Four Kings Management LLC, a Delaware limited liability company, which is an affiliate of Keith Grabel, or permitted assigns, whereby it promises to pay to the holder of such note the principal sum of $750,000. Interest on the unpaid balance of the principal amount of the note is calculated at a floating rate per month equal to the prime rate as published in the Wall Street Journal under “Money Rates” plus four percent (4%), up to a maximum of ten percent (10%). The note reaches maturity on April 16, 2009. Until that date, Westwood must pay to the holder of the note a principal monthly repayment beginning on May 16, 2005 of $9,000 until the note has matured. Interest is payable on the last business day of each month beginning on April 30, 2004. In addition, the holder of the note is entitled to a quarterly revenue participation fee of 0.0875% of the gross revenue of Westwood, subject to annual adjustments which are capped at $30,000 for any quarter.

           5% Junior Subordinated Note held by Keith Grabel Westwood has issued certain promissory notes dated April 16, 2004 to Keith Grabel and certain of his family members, whereby it promises to pay to the holders of the notes the aggregate principal sum of $313,695. Interest on the unpaid balance of the aggregate principal amount of the notes is payable at a rate of five percent (5%) per annum. The notes reach maturity on April 16, 2009. Until that date, Westwood must pay to the holders of the notes (i) thirty percent (30%) of the principal amount on April 16, 2006, (ii) thirty percent (30%) of the principal amount on April 16, 2007, (iii) twenty percent (20%) of the principal amount on April 16, 2008, and (iv) twenty percent (20%) of the principal amount on April 16, 2009. Each principal payment is accompanied by all interest then accrued and unpaid on the notes.

           8% Junior Subordinated Note held by Keith Grabel Westwood has issued certain promissory notes dated April 16, 2004 to Keith Grabel and certain of his family members, whereby it promises to pay to the holders of the notes the aggregate principal sum of $941,083. Interest on the unpaid balance of the aggregate principal amount of the notes is payable at a rate of eight percent (8%) per annum. The notes reach maturity on April 16, 2007. Until the date of maturity, Westwood must pay to the holders of the notes 16.67% of the aggregate principal amount due every six months. The first such payment took place on October 16, 2004, and the last payment is scheduled for April 16, 2007, the date the notes mature. Each principal payment is accompanied by all interest then accrued and unpaid on the notes.

           8% Subordinated Promissory Note held by Darr Westwood LLC  In connection with the Merger and in exchange for certain preferred stock in Darr held by Darr Westwood LLC, Darr issued a promissory note dated August 5, 2005 to Darr Westwood LLC whereby it promises to pay to the holder of such note the principal sum of $1.102,794. Interest on the unpaid balance of the principal amount of the note is payable at a rate of eight percent (8%) per annum. The note matures on April 16, 2009. Principal on the note is due in a single payment on the maturity date. Interest is payable annually beginning on August 5, 2008.

Family Relationships

          Mary Margaret Grabel, the spouse of Keith Grabel, is an employee of Westwood and is the owner of fifteen percent (15%) of our outstanding common stock. There are no other family relationships among our director or officers.

Item 14. Principal Accountants Fees and Services

           As previously disclosed, as a result of the Merger, the shareholders of Darr became the majority shareholders of Emtec. The Merger with Darr is being treated as a “reverse acquisition” for accounting purposes.

           As such, the historical financial statements of the accounting acquirer, Darr, have become our historical financial statements. Because Darr’s independent registered public accounting firm, E &Y, was different from our independent registered public accounting firm, Baratz, there has been a change in our independent registered public accounting firm as a result of the Merger. Our board of directors formally authorized a change in our independent registered public accounting firm from Baratz to E&Y.

           E&Y was retained as our independent auditors for our fiscal year ended August 31, 2005 and 2004. We did not consult with E&Y during either the prior fiscal years or the interim period with respect to (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

           The following table sets forth the aggregate fees incurred by us for the fiscal years ended August 31, 2005 and 2004 to our principal auditing firm:

	2005	2004

Audit Fees	$300,000	$115,000

Audit Related Fees	$0	—

Tax Fees	$0	$15,000

All Other Fees	$145,000	$10,000

Total	$445,000	$140,000

Audit Fees: The Audit Fees billed by E&Y for the fiscal years ended August 31, 2005 and August 31, 2004 were for professional services rendered for the audits of the financial statements of the Company, quarterly reviews, and assistance with the review of documents filed with the Securities and Exchange Commission.

Audit Related Fees: The Audit Related Fees for the fiscal years ended August 31, 2005 and August 31, 2004 were for attendance at the annual stockholders meeting.

Tax Fees: The Tax Fees billed by E&Y for the fiscal years ended August 31, 2005 and August 31, 2004 were for services performed in connection with income tax compliance.

All Other Fees: All Other fees billed by E&Y for the fiscal years ended August 31, 2005 and August 31, 2004 were for professional services rendered relating to acquisitions and other technical services.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

Report of Independent Registered Public Accounting Firm	66

Consolidated Balance Sheets as of August 31, 2005 and 2004	67

Consolidated Statements of Operations for the periods ended August 31, 2005, August 31, 2004, April 16, 2004 and August 31, 2003(unaudited)	68

Consolidated Statements of Cash Flows for the periods ended August 31, 2005, August 31, 2004, April 16, 2004 and August 31, 2003(unaudited)	69

Consolidated Statements of Changes in Shareholders’ Equity for the periods ended August 31, 2005, August 31, 2004, April 16, 2004 and August 31, 2003(unaudited)	70

Notes to Consolidated Financial Statements	71-88

(b) Financial Statement Schedules

None.

(c) Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of December 14, 2000, between Registrant, then known as American Geological Enterprises, Inc., and Emtec, Inc.(1)

2.2	Agreement and Plan of Merger, dated as of March 15, 2004, by and among DARR Westwood Technology Corporation, DARR Westwood Acquisition Corporation, the Shareholders of Westwood Computer Corporation Named, Westwood Computer Corporation, and Keith Grabel, as Shareholder’s Agent.

2.3	Agreement and Plan of Merger, dated as of July 14, 2005, by and among the Registrant, Emtec Viasub LLC, and Darr Westwood Technology Corporation.(14)

3.1	Certificate of Incorporation, as amended.(2)

3.2	Amended and Restated Bylaws.(2)

4.1	Certificate evidencing shares of common stock.(2)

10.1	Resale Agreement, dated September 29, 1997, between Registrant and Ingram Micro, Inc.(2)

10.2	Volume Purchase Agreement, dated January 28, 1998, between Registrant and Tech Data Corporation.(2)

10.3	1996 Stock Option Plan, as amended in 1999.(2)

10.4	U.S. Systems Integrator Agreement, dated December 22, 1999, between Cisco System, Inc. and Registrant.(3)

10.5	Sun Microsystem, Inc. Channel Agreement, dated February 1, 2000, between Sun Microsystems, Inc. and Registrant.(5)

Exhibit No.	Description

10.6	IBM Business Partner Agreement, dated May 31, 2000, between International Business Machines Corporation and Registrant.(3)

10.7	Microsoft Certified Partner Agreement, dated December 20, 2000, between Microsoft and Registrant.(3)

10.8	Letter Agreement, dated April 24, 2001, between Novell Inc. and Registrant.(3)

10.9	Citrix Solutions Network Gold Renewal Membership Agreement, dated April 30, 2001, between Citrix Systems, Inc. and Registrant.(3)

10.10	Loan and Security Agreement, dated November 21, 2001, by and between Fleet Capital Corporation and Registrant.(12)

10.11	Agreement for Wholesale Financing, dated November 21, 2001, by and between IBM Credit Corporation and Registrant.(12)

10.12	Subordination Agreement, dated as of November 21, 2001, among Registrant, MRA Systems, Inc., dba GE Access, and Fleet Capital Corporation.(12)

10.13	Intercreditor Agreement, dated as of November 21, 2001, between Fleet Capital Corporation and Ingram Micro, Inc., and accepted by Registrant.(12)

10.14	Asset Acquisition Agreement, dated December 5, 2001, by and between Devise Associates, Inc. and Registrant.(4)

10.15	Lease Agreement, dated January 9, 2002, between Registrant and Vandergrand Properties Co., L.P., for New York, New York facility.(8)

10.16	Lease Agreement, dated March 1, 2002, between Registrant and G. F. Florida Operating Alpha, Inc., for Jacksonville, Florida facility.(8)

10.17	Asset Acquisition Agreement, dated August 12, 2002, by and between Acentra Technologies, Inc. and Registrant.(6)

10.18	Remarketer/Integrator Agreement, dated August 15, 2002, between Dell Marketing L.P. and Registrant.(6)

10.19	Asset Acquisition Agreement, dated August 31, 2002, by and between Turnkey Computer Systems, Inc. and Registrant.(7)

10.20	Lease Agreement, dated November 15, 2002, between Registrant and Hamilton Transit Corporate Center, for warehouse facility in Trenton, New Jersey.(9)

10.21	Lease Agreement, dated April 21, 2003, between V-Sullyfield Properties II LLC and Westwood Computer Corporation, for Chantilly, Virginia facility.

10.22	Lease Agreement, dated July 1, 2003, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility.

10.23	Amendment to Lease Agreement, dated July 14, 2003, between V-Sullyfield Properties II LLC and Westwood Computer Corporation, for Chantilly, Virginia facility.

10.24	Management Services Agreement, dated April 16, 2004, by and between DARR Global Holdings, Inc., and Westwood Computer Corporation.

10.25	Employment Agreement, dated as of April 16, 2004, by and between Keith Grabel and Westwood Computer Corporation.

10.26	Employment Agreement, dated as of April 16, 2004, by and between Mary Margaret Grabel and Westwood Computer Corporation.

Exhibit No.	Description

10.27	Separation Agreement, dated April 16, 2004, between Westwood Computer Corporation and Joyce Tischler.

10.28	Subordinated Note, dated April 16, 2004, in the amount of $750,000, made by DARR Westwood Acquisition Corporation in favor of DARR Westwood LLC.(17)

10.29	Subordinated Note, dated April 16, 2004, in the amount of $750,000, made by DARR Westwood Acquisition Corporation in favor of Four Kings Management LLC.(17)

10.30	5% Junior Subordinated Note, dated April 16, 2004, in the amount of $7,771.63, made by Westwood Computer Corporation in favor of Michael John Grabel.

10.31	5% Junior Subordinated Note, dated April 16, 2004, in the amount of $12,588.89, made by Westwood Computer Corporation in favor of Megan Patricia Grabel.

10.32	5% Junior Subordinated Note, dated April 16, 2004, in the amount of $132,183.32, made by Westwood Computer Corporation in favor of Mary Margaret Grabel.

10.33	5% Junior Subordinated Note, dated April 16, 2004, in the amount of $161,151.16, made by Westwood Computer Corporation in favor of Keith Grabel.(17)

10.34	8% Junior Subordinated Note, dated April 16, 2004, in the amount of $23,314.84, made by Westwood Computer Corporation in favor of Michael John Grabel.

10.35	8% Junior Subordinated Note, dated April 16, 2004, in the amount of $37,766.58, made by Westwood Computer Corporation in favor of Megan Patricia Grabel.

10.36	8% Junior Subordinated Note, dated April 16, 2004, in the amount of $396,549.13, made by Westwood Computer Corporation in favor of Mary Margaret Grabel.

10.37	8% Junior Subordinated Note, dated April 16, 2004, in the amount of $483,452.45, made by Westwood Computer Corporation in favor of Keith Grabel.(17)

10.38	First Amendment to Lease Agreement, dated April 16, 2004, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility.

10.39	Lease Agreement, dated May 20, 2004, between Registrant and Facstore, for office space in Cranford, New Jersey.(10)

10.40	Lease Agreement, dated June 1, 2004, between Registrant and Hamilton Transit Corporate Center, for office space in Trenton, New Jersey.(10)

10.41	Lease Agreement, dated September 2, 2004, between Registrant and GS&T Properties, LLC, for Suwanee, Georgia facility.(11)

10.42	Sublease Agreement, dated November 24, 2004, between Registrant and vFinance, Inc., for office space in New York, New York.(11)

10.43	Amendment to Loan and Security Agreement, dated as of December 10, 2004, between Bank of America Business Capital Corporation and Registrant.(13)

10.44	Lease Agreement, dated January 1, 2005, between Registrant and Select Office Suites, for a sales office space in New York, New York.(11)

10.45	Lease Agreement, dated March 1, 2005, between Twenty Keyland Corporation and Westwood Computer Corporation, for Bohemia, New York facility.

Exhibit No.	Description

10.47	Revocable License Agreement, dated June 1, 2005, between A.M. Property Holding Corporation and Westwood Computer Corporation, for New York, New York facility.

10.48	Employment Agreement, dated as of July 14, 2005, between Registrant and John Howlett.(14)

10.49	Employment Agreement, dated as of July 14, 2005, between Registrant and Ronald Seitz.(14)

10.50	Form of Guaranty issued by Registrant in favor of Four Kings Management LLC, Keith Grabel, Mary Margaret Grabel, Megan Patricia Grabel, Michael John Grabel, Darr Westwood LLC, and Joyce Tischler, dated September, 2005.

10.51	Business Financing Agreement, dated August 5, 2005, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant.(15)

10.52	Agreement for Wholesales Financing, dated August 5, 2005, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant.(15)

10.53	Addendum to Agreement for Wholesales Financing and Business Financing Agreement, dated August 5, 2005, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant.(15)

10.54	Common Stock Purchase Warrant between Registrant and DARR Westwood LLC, dated August 5, 2005.(16)

10.55	Common Stock Purchase Warrant between Registrant and Margaret Grabel, dated August 5, 2005.(16)

10.56	8% Subordinated Promissory Note, dated August 5, 2005, issued by Darr Westwood Technology Corporation in favor of Darr Westwood LLC.(17)

10.57	Assignment of State of New Jersey Contract from Acentra Technologies, Inc. to Registrant.(6)

14.1	Code of Ethics.(10)

21.1	List of Subsidiaries.

31.1	Certification of Dinesh R. Desai, Principal Executive Officer of Registrant, dated December 14, 2005. Rule 13a-14(a)/15 d-14(a).

31.2	Certification of Stephen C. Donnelly, Principal Financial Officer of Registrant, dated December 14, 2005. Rule 13a-14(a)/15 d-14(a).

32.1	Certificate of Dinesh R. Desai, Principal Executive Officer of Registrant, dated December 14, 2005. Section 1350.

32.2	Certificate of Stephen C. Donnelly, Principal Financial Officer of Registrant, dated December 14, 2005. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated January 17, 2001, filed on January 31, 2001, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10, filed on May 21, 2001, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form 10, filed on July 12, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 5, 2001, filed on December 20, 2001, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Form 10-K dated March 31, 2001, filed on July 12, 2001, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated August 12, 2002, filed on August 26, 2002, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated August 31, 2002, filed on September 13, 2002, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2002, filed on June 30, 2002, and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2003, filed on July 15, 2003, and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2004, filed on July 14, 2004, and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2005, filed on July 14, 2005, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated November 21, 2001, filed on November 26, 2001, and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 10, 2004, filed on December 14, 2004, and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated July 14, 2005, filed on July 20, 2005, and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, dated June 30, 2005, filed on August 19, 2005, and incorporated herein by reference.

(16)	Previously filed as an exhibit to Registrant’s Tender Offer Statement on Form SC TO-I, filed September 7, 2005, and incorporated herein by reference.

(17)	Previously filed as an exhibit to Amendment to Registrant’s Tender Offer Statement on Form SC TO-I/A, filed September 22, 2005, and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Board of Directors
Emtec, Inc.

We have audited the accompanying consolidated balance sheets of Emtec, Inc. as of August 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity, for the year ended August 31, 2005, the period from April 17, 2004 to August 31, 2004 (Successor Period) and the period from September 1, 2003 to April 16, 2004 (Predecessor Period). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emtec, Inc at August 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year ended August 31, 2005, the period from April 17, 2004 to August 31, 2004 (Successor Period) and the period from September 1, 2003 to April 16, 2004 (Predecessor Period), in conformity with U.S. generally accepted accounting principles.

/s/  ERNST & YOUNG  LLP

Philadelphia, PA
December 2, 2005

EMTEC, INC. CONSOLIDATED BALANCE SHEETS AUGUST 31, 2005 and 2004

	2005	2004

Assets

Current Assets

Cash & cash equivalents	$1,021,237	$1,215,917
Receivables:
Trade, less allowance for doubtful accounts	34,541,373	17,732,321
Others	3,385,891	1,191,658
Inventories, net	5,770,590	524,262
Prepaid expenses	433,238	79,388
Deferred tax asset - current	603,533	172,232

Total Current Assets	45,755,862	20,915,778

Net property and equipment	917,159	350,236
Deferred tax asset - long term	—	154,344
Customer relationships, net	8,592,844	276,276
Goodwill	8,974,610	—

Restricted cash	5,650,000	—
Other assets	119,443	41,004

Total Assets	$70,009,918	$21,737,638

Liabilities and Shareholders’ Equity

Current Liabilities

Line of credit	4,412,526	299,250
Accounts payable - trade	29,738,061	14,259,738
Accounts payable - related party	133,333	33,333
Current portion of long term debt - related party	524,874	349,694
Income taxes payable	828,659	97,786
Accrued liabilities	4,190,728	1,021,994
Due to former stockholders	631,415	664,567
Customer deposits	1,268,672	—
Deferred revenue	1,125,205	385,422

Total Current Liabilities	42,853,473	17,111,784

Accrued severance	380,356	473,489
Deferred tax liability	2,838,298	—
Long term debt - related party	3,010,219	2,405,084

Total Liabilities	49,082,346	19,990,357

Shareholders’ Equity
Redeemable preferred stock,$0.01 par value	—	10
Common Stock $0.01 par value; 25,000,000 shares authorized; 17,232,134 and 9,528,110 shares issued and outstanding at August 31, 2005 and 2004	172,321	95,281

Additional paid-in capital	19,908,779	1,529,709
Retained earnings	846,472	122,281

Total Shareholders’ Equity	20,927,572	1,747,281

Total Liabilities and Shareholders’ Equity	$70,009,918	$21,737,638

The accompanying notes are an integral part of these consolidated financial statements.

EMTEC, INC. CONSOLIDATED STATEMENTS OF OPERATIONS Periods Ended August 31, 2005, 2004 and 2003

	Year Ended August 31, 2005	Period from April 17, 2004 to August 31, 2004 (Successor Period)	Period from September 1, 2003 to April 16, 2004 (Predecessor Period)	(Unaudited) Year Ended August 31, 2003

Revenues	$162,632,042	$41,641,604	$88,229,719	$97,449,611
Cost of revenues	148,587,442	37,617,860	79,596,368	87,843,440

Gross profit	14,044,600	4,023,744	8,633,351	9,606,171

Operating expenses:
Selling, general, and administrative expenses	11,872,766	3,418,755	7,292,265	8,623,016
Management fee – related party	350,000	116,664	—	—
Rent expense – related party	180,000	60,000	155,333	—
Depreciation and amortization	174,944	23,739	51,266	125,054

Total operating expenses	12,577,710	3,619,158	7,498,864	8,748,070

Operating income	1,466,890	404,586	1,134,487	858,101

Other expense (income):
Forgiveness of debt	—	—	(405,652)	—
Interest income – related party	—	—	(21,483)	—
Interest income – other	(120,520)	(25,783)	(44,479)	(48,613)
Interest expense	611,479	184,665	72,819	42,324
Other expense (income)	(303,604)	—	—	—
Loss on sales of land and building	—	—	—	102,253

Income before income taxes	1,279,535	245,704	1,533,282	762,137
Provision for income taxes	452,550	123,423	647,445	294,747

Net income	826,985	122,281	885,837	467,390

Preferred stock dividends	(72,794)	(30,000)	—	—

Net income allocable to common stockholders	$754,191	$92,281	$885,837	$467,390

Net income per common share
Basic and Diluted	$0.08	$0.01	$0.09	$0.05

Weighted Average Shares Outstanding
Basic	10,075,520	9,528,110	9,528,110	9,597,871

Diluted	10,108,803	9,528,110	9,528,110	9,597,871

The accompanying notes are an integral part of these consolidated financial statements.

Emtec Inc. Consolidated Statements of Cash Flows Periods Ended August 31, 2005, 2004 and 2003

	Year Ended August 31, 2005	Period from April 17, 2004 to August 31, 2004 (Successor Period)	Period from September 1, 2003 to April 16, 2004 (Predecessor Period)	(Unaudited) Year Ended August 31, 2003

Cash Flows From Operating Activities

Net income for the year	$826,985	$122,281	$885,837	$467,390

Adjustments to Reconcile Net Income to Net Cash (Used In) Provided by Operating Activities

Forgiveness of debt	—	—	(405,652)	—
Depreciation and amortization	196,755	23,739	51,266	125,054
Loss on sale of land and building	—	—	—	102,253
Deferred income tax (benefit) expense	(147,382)	50,578	58,303	(203,517)
Put option valuation	(303,604)	—	—	—

Changes In Operating Assets and Liabilities
Receivables	(2,118,382)	(6,854,567)	579,725	4,918,052
Inventories	(3,090,989)	(75,838)	622,947	1,290,429
Prepaid expenses and other assets	(21,380)	7,706	(22,063)	45,233
Accounts payable	5,875,608	8,707,348	(1,238,723)	(1,056,019)
Customer deposits	(43,935)	—	—	—
Income Taxes Payable	148,501	—	—	—
Accrued liabilities	1,362,375	(637,962)	765,315	149,630
Deferred compensation	—	—	—	489,465
Deferred revenue	(74,611)	16,815	(125,914)	291,583

Net Cash (Used In) Provided By Operating Activities	$2,609,941	$1,360,100	$1,171,041	$6,619,553

Cash Flows From Investing Activities

Purchases of property and equipment	$(491,310)	$(147,705)	$(45,616)	$(67,593)
Repurchase of treasury stock	—	—	—	(13,670)
Payments from note receivable	—	—	—	(2,706)
Acquisition of businesses, net of cash acquired	(678,875)	(4,917,499)	—	—

Net Cash Used In Investing Activities	$(1,170,185)	$(5,065,204)	$(45,616)	$(83,969)

Cash Flows From Financing Activities

Net Increase (decrease) in line of credit	$4,054,524	$299,250	$(7,121,955)	$—
Proceeds from issuance of common stock	16,671	625,000	—	—
Proceeds from issuance of preferred stock	—	1,000,000	—	—
Proceeds from long-term debt	—	1,500,000	—	—
Repayment of amount due to former stockholders	(33,152)	—	—	—
Increase in restricted cash	(5,350,000)	—	—	—
Repayment of debt	(322,479)	—	—	(44,445)

Net Cash Provided By (Used In) Financing Activities	$(1,634,436)	$3,424,250	$(7,121,955)	$(44,445)

Net (decrease) increase in Cash and Cash Equivalents	$(194,680)	$(280,854)	$(5,996,530)	$6,491,139

Beginning Cash and Cash Equivalents	$1,215,917	$1,496,771	$7,493,301	$1,002,162

Ending Cash and Cash Equivalents	$1,021,237	$1,215,917	$1,496,771	$7,493,301

The accompanying notes are an integral part of these consolidated financial statements.

Emtec Inc. Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

Predecessor period
Balance at September 1, 2002 (Unaudited)			9,667,645	$96,676	$770,285	$3,664,339	$(1,767)	$4,529,533
Purchase of treasury stock			(139,535)	(1,395)	1,395		(13,670)	(13,670)
Net income						467,390		467,390

Balance at August 31, 2003 (Unaudited)			9,528,110	$95,281	$771,680	$4,131,729	$(15,437)	$4,983,253

Capital contribution			—	—	903,811	—	—	903,811
Noncash distribution			—	—	—	(399,587)	—	(399,587)
Net income			—	—	—	885,837	—	885,837

Balance at April 16, 2004			9,528,110	$95,281	$1,675,491	$4,617,979	$(15,437)	$6,373,314

Successor period
Balance at April 17, 2004	1,000	$10	9,528,110	$95,281	$1,529,709	—	—	$1,625,000
Net income	—	—	—	—	—	122,281	—	122,281

Balance at August 31, 2004	1,000	$10	9,528,110	$95,281	$1,529,709	$122,281	$—	$1,747,281

Common stock deemed to be issued in reverse merger			7,676,024	76,760	19,362,670			19,439,430
Dividends on preferred stock						(102,794)		(102,794)
Conversion of preferred stock into debt	(1,000)	(10)			(999,990)			(1,000,000)
Common stock issued upon exercise of options- post merger			28,000	280	16,390			16,670
Net income						826,985		826,985

Balance at August 31, 2005	—	$—	17,232,134	$172,321	$19,908,779	$846,472	$—	$20,927,572

The accompanying notes are an integral part of these consolidated financial statements.

Emtec, Inc.
Notes to Consolidated Financial Statements
August 31, 2005

1. Organization

Business

On August 5, 2005, Emtec, Inc. (Old Emtec) completed a merger with Darr Westwood Technology Corporation (Darr) pursuant to which the two companies merged and now operate as a consolidated entity that has retained the name Emtec, Inc. (the Company or Emtec) (the August 5, 2005 merger). Management concluded that the transaction resulted in a change in control of the Company and that the transaction should be accounted for as a reverse merger, whereby Darr was considered the accounting acquirer of Old Emtec for financial reporting purposes. In what was regarded as a recapitalization, the historical stockholders’ equity of Darr, the accounting acquirer, prior to the merger, was retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in the par value of Old Emtec’s and Darr’s stock with an offset to paid-in capital. Retained earnings of Darr are carried forward after the merger. Operations prior to the merger are those of Darr. Earnings per share for periods prior to the merger were restated to reflect the equivalent number of shares.

Accordingly, the historical financial statements of Emtec are considered to be those of Darr for all periods presented. The consolidated financial statements include the accounts and transactions of Darr for the year ended August 31, 2005 (and including the accounts and transactions of Emtec for the period from August 6, 2005 to August 31, 2005), the periods from September 1, 2003 to April 16, 2004 (Predecessor Period) and from April 17, 2004 to August 31, 2004 (Successor Period) and for the year ended August 31, 2003 and the accounts and transactions of Old Emtec for the period from August 5, to August 31, 2005. The notes to the consolidated financial statements refer to the following defined periods ended: August 31, 2005, August 31, 2004, April 16, 2004 and August 31, 2003.

The Company is a systems integrator focused on providing technology solutions that enable its customers to use and manage their data to grow their businesses. The Company’s customer base is comprised of departments of the United States, state and local governments, education and commercial businesses throughout the United States. Emtec specializes in information technology services including: enterprise computing, data communications, data access, network design, enterprise backup and storage consolidation, managed services and staff augmentation. The most significant portion of the Company’s revenue is derived from activities as a reseller of IT products, such as workstations, servers, microcomputers, and application software and networking and communications equipment.

The Company considers all of its operating activity to be generated from a single operating segment.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Westwood, and Westwood’s wholly owned subsidiary, Solutions. Significant intercompany account balances and transactions have been eliminated in consolidation.

Unaudited Financial Statements

The results of operations and cash flows for the year ended August 31, 2003 are considered to be unaudited because they were not audited by a registered public accounting firm. The Company is in the process of resolving the matter and intends to amend its form 10-K upon the completion of the audit of the financial statements for the year ended August 31, 2003, by a firm that is a registered public accounting firm.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company typically maintains cash at major financial institutions. At times throughout the year, bank account balances exceed FDIC insurance limits, which are up to $100,000 per account.

The Company has restricted cash from time to time during the year that represents amounts collected on accounts receivable that have not been released to the Company by its financing company. At August 31, 2005 cash that has not been released by the finance company totaled $476,290. In addition, the Company recorded $5,650,000 of restricted cash at August 31, 2005 that represents cash earmarked to fund a self tender offer of $5,500,000 that begins September 7, 2005, and $150,000 to obtain a letter of credit required as a security deposit for a real estate lease.

Concentration of Credit Risk and Significant Customers

Other financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. A substantial portion of the Company’s customer base is related departments of the United States government and state and local governments. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are considered delinquent when payment is not received within standard terms of sale and are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases its collection efforts.

The Company’s revenues comprised of the following customer types for the periods ended:

	August 31, 2005	August 31, 2004	April 16, 2004	August 31, 2003

Departments of the United States Government	$123,823,906	$31,463,023	$66,663,466	$73,816,257
State and Local Governments	17,625,586	3,571,827	7,567,943	11,691,527
Commercial Companies	12,338,163	4,580,576	9,705,269	9,880,240
Education and other	8,844,387	2,026,178	4,293,041	2,061,587

Total Revenues	$162,632,042	$41,641,604	$88,229,719	$97,449,611

The United States Department of Agriculture (USDA), accounted for approximately 13.4%, 1.2%, 1.1% and 1.1% of our total revenues for the periods ended August 31, 2005, August 31 2004, April 16, 2004 and 2003, respectively.

As of August 31, 2005 and 2004, trade accounts receivable are comprised of the following:

	August 31, 2005	August 31, 2004

Trade receivables	$34,766,373	$17,957,321
Allowance for doubtful account	(225,000)	(225,000)

Trade receivables, net	$34,541,373	$17,732,321

Fair Value of Financial Instruments

The carrying amounts of accounts receivable, other receivables accounts payable, accrued expenses and customer deposits approximate fair value because of their short-term nature. The carrying amount of the line of credit and long-term debt approximates their fair value because the interest rates reflect rates the Company would be able to obtain on debt with similar terms and conditions.

Revenue Recognition

The Company recognizes revenue from the sales of products when risk of loss and title passes which is upon customer acceptance.

Revenue from the sale of warranties and support service contracts is recognized on a straight-line basis over the term of the contract, in accordance with Financial Accounting Standards Board Technical Bulleting No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (FTB 90-1).

The Company may also enter into sales arrangements with customers that contain multiple elements. The Company recognizes revenue from sale arrangements that contain both products and manufacturer warranties in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, based on the relative fair value of the individual components. The relative fair value of individual components is based on historical sales of the components sold separately.

Product revenue represents sales of computer hardware and pre-packaged software. These arrangements often include software installations, configurations, and imaging, along with delivery and set-up of hardware. The Company follows the criteria contained in EITF 00-21 and SAB 104 in recognizing revenue associated with these transactions. The Company performs software installations, configurations and imaging services at its locations prior to the delivery of the product. Some customer arrangements include “set-up” services performed at customer locations where the Company’s personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at customer workstations by plugging in all necessary connections. This service is usually performed the same day as delivery. Revenue is recognized on the date of acceptance, except as follows:

•	In some instances, the “set-up” service is performed after date of delivery. The Company recognizes revenue for the “hardware” component at date of delivery when the amount of revenue allocable to this component is not contingent upon the completion of “set-up” services and therefore, the Company’s customer has agreed that the transaction is complete as to the “hardware” component. In instances where the Company’s customer does not accept delivery until “set-up” services are completed, the Company defers all revenue in the transaction until customer acceptance occurs.
•	There are occasions when a customer requests a transaction on a “bill & hold” basis. The Company follows the SAB 104 criteria and recognizes revenue from these sales prior to date of physical delivery only when all the criteria of SAB 104 are met. At August 31, 2005, accounts receivable related to bill and hold sales totaled $221,255. Total revenue from bill and hold sales were $768,726 with a gross profit of $86,860 which was included in the results of operations for the year ended August 31, 2005. The Company does not modify its normal billing and credit terms for these customers. The customer is invoiced at the date of revenue recognition when all of the criteria have been met.

The Company has experienced minimal customer returns. Since all eligible products must be returned to the Company with 30 days from the date of the invoice, the Company reduces the product revenue and cost of goods in each accounting period based on the actual returns that occurred in the next 30 days after the close of the accounting period.

Service and consulting revenue include time billings based upon billable hours charged to the customers, fixed price short-term projects, hardware maintenance contracts, and manufacturer support service contracts. These contracts generally are task specific and do not involve multiple deliverables. Revenues from time billings are recognized as services are delivered. Revenues from short-term fixed price projects are recognized using the proportional performance method by determining the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to perform the project because this is the most readily reliable measure of output. Revenues from hardware maintenance contracts are recognized ratably over the contract period.

Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the customer are recognized immediately on their contact sale date. Manufacturer support service contracts contain cancellation privileges that allow our customers’ to terminate a contract with 90 days written notice. In this event, the customer is entitled to a pro-rated refund based on the remaining term of the contract and we would owe the manufacturer a pro-rated refund of the cost of the contract. However, the Company has experienced no customer cancellations of any significance during our most recent three-year history and do not expect cancellations of any significance in the future.

Rebates

Rebates received on products purchased are recorded in the accompanying consolidated statements of operations as a reduction of the cost of revenues in accordance with Emerging Issues Task Force Abstract No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). At August 31, 2005 and August 31, 2004, approximately $2,117,290 and $1,009,000, respectively, of rebates receivable were recorded in accounts-receivable-other in the accompanying consolidated balance sheets.

Inventory

Inventory is stated at the lower of average cost (specific identification) or market. Inventory is entirely finished goods purchased for resale and consists of computer hardware, computer software, computer peripherals and related supplies. The Company provides an inventory reserve for products it determines are obsolete or where salability has deteriorated based on managements review of products and sales. The components of inventory at August 31 are as follows:

	2005	2004

Hardware, software, accessories, and parts	$6,070,728	$644,262
Less: Inventory reserve	$(300,138)	$(120,000)

Net Inventory	$5,770,590	$524,262

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, which generally are three to five years. Maintenance and repair costs are charged to expense as incurred. The cost and accumulated depreciation relating to property and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gains or losses are credited or charged to income.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the net assets acquired in a business combination accounted for under the purchase method. On August 5, 2005, the Company recorded goodwill related to the acquisition of Old Emtec equal to $8,817,231. On March 1, 2005, the Company recorded goodwill related to the acquisition of Proven Technologies, Inc. equal to $157,739. Total Goodwill at August 31, 2005 is $8,974,610. The Company tests goodwill and indefinite-lived assets for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The Company’s annual impairment test is made on June 1 of each year. Intangible assets that have finite useful lives are amortized over their useful lives.

Identifiable Intangible Asset

On August 5, 2005, the Company ascribed $8,378,166 of the purchase price associated with the acquisition of Old Emtec to customer relationships. Intangible assets at August 31, 2005 and 2004 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $68,868 and $283,546 ascribed to customer relationships less accumulated amortization of $7,270, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13-15 years. Amortization expense was $61,598 and $7,270 for the periods ended August 31, 2005 and August 31, 2004, respectively. Amortization expense of $580,356 is expected to be recorded each year through August 31, 2016, $573,085 for the year ended August 31, 2017, $558,544 for the years ended August 31, 2018, and 2019, and $518,755 for the year ended August 31, 2020.

Property and equipment and customer relationship intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $551,065, $200,690, $217,557, and $320,196 for the periods ending August 31, 2005, August 31, 2004, April 16, 2004 and August 31, 2003, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. Marketing development funds received from various manufacturers are included in selling, general and administrative expense.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Accordingly, no compensation cost for stock options granted to employees is reflected in net income, since all options granted had an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. Stock options in the Company are fully vested and were granted by Old Emtec prior to the August 5, 2005 merger.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised), “Share-Based Payments” (“SFAS 123R”), which is effective for the Company beginning December 15, 2005. Under SFAS 123R, the Company will be required to measure the cost of employee service received in exchange for awards of stock options based upon the fair value of the options as of their grant date. The cost of the employee service will be recognized as compensation cost ratably over the option vesting period. Currently, the Company recognizes compensation expense pursuant to APB 25, whereby compensation expense is recognized to the extent that an option price is less than the market price of the stock at the date of the grant (the “Intrinsic Value”). SFAS 123R allows the use of either the Black-Scholes or a lattice option-pricing model to calculate the fair value of options. Currently, the Company is evaluating the adoption alternatives under SFAS 123R. There will be no impact on future operating results until the Company issues stock options in future periods.

Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.

Earnings Per Share

Basic earnings/(loss) per share is computed based on the weighted average shares outstanding during the reporting period without considering any dilutive effects. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the weighted average shares outstanding reflects all shares that could be issued, including options and warrants.

3. Acquisition

On August 5, 2005, Old Emtec and Darr completed a transaction pursuant to which the two companies merged and will operate as a new consolidated entity that retains the name Emtec, Inc. Under the terms of the merger agreement all shares Darr common stock that were issued and outstanding immediately prior to the merger were exchanged for 9,528,110 shares of Old Emtec’s common stock plus warrants to purchase an additional 10% of the Company, measured on a post exercise basis. Immediately following the merger, Darr’s stockholders owned approximately 55.7% of the outstanding shares of the Company’s common stock. In addition, as a condition of the transaction, the Company was required to initiate a self tender offer to repurchase issued and outstanding shares of the Company for an aggregate purchase price up to $5,500,000 at a fixed price of $1.92 per share. The Company believes that the merger transaction will allow the Company to expand its service offerings, add to or enhance its base of technical or sales personnel, and nurture and expand existing client relationships. The anticipated synergies from the merger include enhanced buying power, cross utilization of resources, and cross selling into existing client relationships.

Management concluded that the transaction resulted in a change in control of the Company and that the transaction should be accounted for as a reverse merger, whereby Darr is considered the accounting acquirer and the purchase price is allocated to the net tangible and intangible assets of Old Emtec (hereinafter net assets) based on their underlying fair values.

The aggregate purchase price was $20,275,670 based on the fair value of the consideration, which consisted of: $19,266,820 for 7,676,024 shares of common stock of Old Emtec deemed to be issued at $2.51 per share, $172,612 for stock options deemed to be issued, $315,104 for put warrants issued under a self tender offer and $521,134 of acquisition costs incurred by Darr. The Company accounted for the acquisition under the purchase method, whereby, amounts were assigned to assets acquired and liabilities assumed based on their respective fair values, on the date of merger. Management determined the fair value of Old Emtec’s net assets on August 5, 2005 was $11,458,800, which resulted in an excess purchase price over fair value of net assets acquired of $8,816,870, which was recognized as goodwill.

The allocation of purchase price by significant component is as follows:

Accounts and other receivables	$16,884,901
Inventories	2,155,339
Deferred tax asset-current	267,574
Prepaid expenses	354,260
Property and equipment	210,770
Customer relationships	8,378,166
Other assets	356,651
Accounts payable	(9,702,715)
Other current liabilities	(4,469,849)
Deferred tax liabilities	(2,976,297)

Fair value of net assets acquired	$11,458,800
Purchase price	20,275,670

Excess purchase price	$8,816,870

The value of the put options issued was estimated on the date of grant (August 5, 2005) using a Black-Scholes option pricing model. Under the Black-Scholes model, the total value of the put options was $315,104. Key assumptions used in the model included: exercise price - $1.92 per share, stock price- $2.15 per share, expected volatility of 0.869; risk free rate of 4.5% and dividend yield of 0.0%. At August 31, 2005, the value of the put options was estimated to be $11,500 and was determined based on the same key assumptions with a stock price of $2.40 per share. In connection with the change in value, the Company recorded other income of $303,600 in the consolidated statement of operation.

On April 16, 2004, Darr purchased substantially all of the net assets of Westwood for $6,697,816. Prior to the acquisition, the Company had no operating history. The acquisition was accounted for under the purchase method of accounting and allowed the Company to enter into the computer and peripheral sales and service industry. The accompanying financial statements present the results of operations for the period from September 1, 2003 to April 16, 2004 under the Predecessor’s basis of accounting (Predecessor Period) and for the period from April 17, 2004 to August 31, 2004 under the Company’s basis of accounting (Successor Period). The purchase price consisted of cash of $5,245,222, assumed liabilities of $1,254,778 and related acquisition costs of $197,816.

The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, on the date of purchase, as follows:

Current assets	$14,152,360
Customer relationships	283,546
Property and equipment	188,420
Deferred tax asset	377,154
Other assets	58,038
Current liabilities	(7,853,970)
Accrued severance	(507,732)

Net assets acquired	$6,697,816

On March 1, 2005, Old Emtec acquired selected assets of Proven Technology LLC, a provider of data storage solutions including hardware, software and support services for $162,610. The acquisition was accounted for under the purchase method of accounting and allowed the Company to enter into the data storage market. The purchase price was allocated to assets acquired, which consisted of property and equipment of $4,871 based on their respective fair values on the date of purchase. There were no liabilities assumed in the transaction and the excess of purchase price over the estimated fair value of assets acquired totaled $157,740 and is recorded as goodwill.

Unaudited pro forma condensed results of operations for the year ended August 31, 2005 and the twelve month (predecessor and successor combined) period ended August 31, 2004 are presented as if the August 5, 2005 merger and the March 1, 2005 asset acquisition had been completed at the beginning of each year as follows:

	2005	2004

Net revenues	$267,658,142	$235,794,558
Gross profit	29,839,291	28,664,004

Income from continuing operations	$1,984,942	$892,829

Income from continuing operations per share (basic and diluted)	$0.12	$0.05

4. Property, Plant and Equipment

Property and equipment consisted of the following at August 31:

			Estimated Life
	2005	2004	Years

Leasehold improvements	$197,903	$132,018	4.67
Computer equipment	572,728	199,504	3 to 5
Furniture and fixtures	31,156	7,738	3 to 5
Automobiles	72,956	27,445	3 to 5
Software	172,410	—	3 to 5

Total Property and Equipment	$1,047,153	$366,705
Less accumulated depreciation	(129,994)	(16,469)

	$917,159	$350,236

Depreciation expense was $113,525, $16,469, $51,266 and $125,054 for the periods ended, August 31, 2005, August 31, 2004, April 16, 2004 and August 31, 2003, respectively.

5. Line of Credit

The Company maintains a credit facility under two agreements with a financing company. The credit facility finances purchases from specified vendors, as defined, and allows for borrowings based on a percentage of eligible accounts receivable, as defined. Borrowings under both agreements are limited to an aggregate of $35,000,000 and bear interest at the greater of the prime rate as published by JP Morgan Chase Bank or 4.0%. The underlying agreements allow for an increased borrowing base during periods of high seasonal activity. At August 31, 2005 and 2004, there were $4,412,526 and $299,250 of borrowings outstanding under this facility. The credit facility was amended on August 5, 2005 and expires on August 31, 2006.

The credit facility is secured by substantially all of the Company’s assets and the underlying agreements contain certain restrictive covenants that limit dividends to stockholders and require the Company to meet defined financial covenants. In addition, the credit facility requires that the Company maintain a lock-box for all cash receipts related to trade accounts receivable, from which the financing company releases funds to the Company for operations pursuant to terms identified in the underlying agreements.

6. Commitments

The Company leases its operating facilities, certain sales offices and transportation equipment under noncancelable operating lease agreements that expire on various dates through August 31, 2010. Rent expense was $385,990, $118,958, $222,329 and $149,291 for the periods ending August 31, 2005, August 31, 2004, April 16, 2004, and August 31, 2003, respectively, and is recorded in general and administrative expenses on the consolidated statements of operations.

The following are our contractual obligations associated with lease commitments. We lease warehouse and office facilities, vehicles and certain office equipment under noncancellable operating leases. Future minimum lease payments under such leases are as follows:

Fiscal Years

2006	$975,743
2007	810,249
2008	688,430
2009	383,428
2010	155,069

Total	$3,012,919

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

In March 2002, a lawsuit was filed against the Company by a competitor seeking damages of an unspecified amount. The competitor is alleging that the Company illegally interfered with customer relationships of the competitor. There has been no change to this litigation matter in the last twelve months. The lawsuit is still in the discovery phase.

At March 16, 2005, Old Emtec sold its 5.49% working interest in the Roosevelt Hot Springs geothermal unit to Energy Minerals, Inc. (‘buyer”). As part of the transaction, the buyer assumed the remaining liability under the geothermal steam purchase agreement with Pacificorp (d/b/a Utah Power & Light Company). Under the 30-year agreement executed in 1993, a $1 million prepayment was received by Old Emtec from Pacificorp. The agreement gives Pacificorp the right to recover a pro-rata portion of their original $1 million pre-payment should the geothermal unit fail to produce steam at levels specified under the agreement. Old Emtec recorded the pre-payment as deferred revenue and was amortizing the amount as earned revenue over the 30-year term of the steam purchase agreement. Energy Minerals, Inc. has been assigned rights to the steam purchase agreement with Pacificorp and assumed the remaining $672,123 deferred revenue liability as of March 16, 2005. However, should the geothermal unit fail to produce steam at levels specified under the agreement during the remaining 30 year term of the agreement, PacifiCorp could potentially make a claim against the Company as a former owner, if the current ownership of the geothermal unit failed to satisfy Pacificorp’s claims. The Company believes that the probability of this occurrence is remote due to the strong production and operating history of the geothermal unit.

The Company was counterparty to deferred compensation arrangements with a spouse (as beneficiary) of a former officer and a former stockholder of Westwood during the periods ended April 16, 2004 and August 31, 2003. Commensurate with the acquisition of Westwood on April 16, 2004, the arrangement with the spouse was forfeited in exchange for a separation agreement. The agreement provides quarterly severance payments to the beneficiary of $22,000 to $33,900 through February 2009. In connection with the exchange, the Company recorded forgiveness of debt of $405,652 for the difference between the estimated present value of future cash flows of the forfeited deferred compensation arrangement and the separation agreement during the period ended April 16, 2004. The Company’s liability at August 31, 2005 and 2004 was $380,356 and $473,489, respectively for the separation agreement. The deferred compensation arrangement between the Company and former stockholder of Westwood was forfeited without recompense. In connection with this forfeiture, the Company recorded a contribution to capital of $1,507,181, net of income tax effect, during the period ended April 16, 2004.

7. Long-Term Debt

The Company’s long-term debt at August 31, consists of the following:

	2005	2004

5% junior subordinated notes payable to former stockholders of Westwood	$313,695	$313,695
8% junior subordinated notes payable to former stockholders of Westwood	627,389	941,083
8% junior subordinated note payable to Darr Westwood LLC, a related entity	1,102,794	—
Subordinate note payable to Darr Westwood
Subordinate note payable to Darr Westwood LLC, a related entity	750,000	750,000
Subordinate note payable to Four Kings Management, a related entity	714,000	750,000
GMAC	27,215	—

Total debt	3,535,093	2,754,778
Less current portion	(524,874)	(349,694)

Long-term debt, net of current portion	$3,010,219	$2,405,084

The 5% junior subordinated notes payable to the former stockholders of Westwood requires annual principal payments of $94,108 plus accrued interest in April 2006 and April 2007. Annual principal payments of $62,739 plus accrued interest are due in April 2008 and April 2009.

The 8% junior subordinated notes payable to the former stockholders of Westwood require principal payments of $156,847 plus accrued interest due semiannually commencing October 2004.

The 8% junior notes payable to Darr Westwood LLC is due in April 2009 with accrued interest payable annually in August of 2008 and annually thereafter. These notes were issued in exchange for 1,000 shares outstanding of series A redeemable preferred stock of Darr in conjunction with the August 5, 2005 merger.

The subordinated note payable to Darr Westwood LLC bears interest at a rate equal to the prime rate, as published in the Wall Street Journal, plus 4%, not to exceed 10%. Annual principal payments are due in April 2007 ($194,482), April 2008 ($323,859) and April 2009 ($231,659). Accrued interest is payable annually beginning in March 2007 through April 2009. The Company is obligated under this note to pay additional interest in the form of a fee based on achieving certain levels of revenue, as defined. The fee, if any, is limited to $30,000 per quarter and is payable in March 2008 and April 2009. Interest expense was $202,870 and $69,879 for the periods ended August 31, 2005 and August 31, 2004, respectively, all of which is accrued at the end of each respective period.

The subordinated note payable to Four Kings Management, LLC (Four Kings) bears interest at a rate equal to the prime rate, as published in the Wall Street Journal, plus 4%, not to exceed 10%. Interest is payable monthly. Monthly principal payments of $9,000 began in May 2005 and continue through March 2009. The remaining balance plus accrued interest is due in April 2009. The Company is obligated under this note to pay additional interest in the form of a fee based on achieving certain levels of revenue, as defined. The fee, if any, is limited to $30,000 per quarter and is payable quarterly. Officers of Westwood own membership interests in Four Kings. Interest expense was $202,203 and $69,879 for the periods ended August 31, 2005 and 2004, respectively, of which $32,198 and $27,217 is accrued at the end of the respective period.

Principal maturities of long-term debt at August 31, 2005 are as follows $524,874, $719,357, $503,670 and $1,787,192 for the respective years ended August 31, 2006 through August 31, 2009.

8. Income Taxes

Income tax expense (benefit) for the periods ended August 31, 2005, August 31, 2004, April 16, 2004, and August 31, 2003 consists of the following:

	Year Ended August 31, 2005	Successor Period	Predecessor Period	Year Ended August 31, 2003

				(unaudited)
Current provision:
Federal	$499,144	$56,208	$454,620	$381,382
State	136,284	16,637	134,522	$116,882

	635,428	72,845	589,142	$498,264
Deferred provision (benefit):
Federal	(141,485)	39,029	45,019	$(157,047)
State	(41,393)	11,549	13,284	$(46,470)

	(182,878)	50,578	58,303	$(203,517)

	$452,550	$123,423	$647,445	$294,747

        A reconciliation of the federal statutory provision to the provision for financial reporting purposes is as follows:

	Year Ended August 31, 2005	Successor Period	Predecessor Period	Year Ended August 31, 2003 (unaudited)

Statutory federal tax Provision	$435,043	$83,539	$521,316	$259,127
State income taxes net of federal	69,696	14,823	92,503	46,441
Fair value adjustment of put options	(103,225)	—	—	—
Other permanent difference	51,036	25,061	33,626	(10,821)

Provision for income taxes	$452,550	$123,423	$647,445	$294,747

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at August 31, 2005 and 2004 are as follows:

Deferred Tax Assets/(Liabilities)	2005
		2004

Differences between book and tax basis:
Deferred tax assets:
Trade receivables	$249,595	$90,074
Inventories	358,996	36,548
Accrued liabilities	80,726	45,609
Goodwill	74,998	—
Property and equipment	44,113	—
Accrued Liabilities	372,939	189,551

	$1,181,367	$411,784

Deferred tax liabilities:
Customer Relationships	$(3,330,347)	$—
Property and equipment	—	(35,208)
Deferred revenue	(85,785)	—

	$(3,416,134)	$(35,208)

Net Deferred tax (liability) asset	$(2,234,765)	$376,576

9. Retirement Plan

The Company maintains a defined contribution 401(k) pension plan. Contributions are based on up to 1% of each covered employees salary and totaled $50,448, $13,317, 19,333, and $22,989 for the periods ending August 31, 2005, August 31, 2004, April 16, 2004 and August 31, 2003, respectively. The expense is included in selling, general and administrative expenses in the consolidated statement of operations.

The Company sponsors a 401(k) plan for all employees who are at least 20 years of age with at least 6 months of service. Eligible employees may contribute 2% to 15% of their annual compensation to the plan. The Company matches 25% of the first 6% of employee plan contributions and could contribute additional amounts at its discretion. Participants are vested 20% for each year of service and are fully vested after 5 years. The Company adopted the provisions of this plan in conjunction with the August 5, 2005 merger. There were contributions to this plan during the period ended August 31, 2005.

10.      Stock Option Plan

The Company’s 1996 Stock Option Plan (amended in 1999) (the Plan) authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,000,000 shares of its common stock for issuance under the Plan at prices not less than 100% of the fair value of the Company’s common stock on the date of grant over a 4 year period (110% in the case of shareholders owning more than 10% of the Company’s common stock). Options under the plan typically terminate after 5 years and vest over a four year period. Options were issued by Old Emtec and no other options were issued by the Company. Options outstanding and exercisable at August 31, 2005 total 92,453 and their estimated weighted average value is $1.22.

11. Equity

In connection with the August 5, 2005 merger, the 500 aggregate shares of outstanding Darr class A and B common stock were exchanged for 9,528,110 shares of the Company’s common stock. The accompanying consolidated financial statements reflect the retroactive effects of the recapitalization.

Concurrent with the purchase of Westwood, Darr authorized 5,000 shares and issued 1,000 shares of series A redeemable preferred stock for $1,000,000. Series A redeemable preferred stock was senior to all securities outstanding. The holders of series A redeemable preferred stock were entitled to dividends at a rate of 8% per annum. Dividends were cumulative and were due and payable after April 2008. The series A redeemable preferred stock had no voting rights and was redeemable at the option of the Company commencing April 17, 2009 at 100% of its liquidation value. The liquidation value of series A redeemable preferred stock was equal to $1,000 plus accumulated but unpaid dividends. The outstanding shares of series A redeemable preferred stock were exchanged for notes payable in connection with the August 5, 2005 acquisition, total notes payable issued was $1,102,794, which represented the carrying value of preferred stock on that date.

12. Supplemental Cash Flow Information

Cash paid for interest and income taxes for the periods ended August 31, 2005, August 31, 2004, April 16, 2004, and August 31, 2003 were as follows:

            Interest               $355,474; $52,500; $28,000; $42,324

            Income Taxes     $417,056; $433,000; $345,000; $318,800

Supplemental noncash investing and financing activities for the periods ended August 31, 2005, August 31, 2004, April 16, 2004 and August 31, 2003 were as follows:

Capital contribution: The deferred compensation arrangement between the Company and former stockholder of Westwood was forfeited without recompense. In connection with this forfeiture, the Company recorded a contribution to capital of $1,507,181, net of income tax effect $603,370, during the period ended April 16, 2004.

Notes Receivable Distributed: Note receivable distributed to the former stockholders in the amount of $399,587 during the period ended April 16, 2004.

Issuance of long-term debt: Issuance of long-term debt with a face value of $1,102,794 at an 8% annual rate to former preferred stockholders in full redemption of preferred stock previously issued by Darr during the period ended August 31, 2005. Issuance of $664,567 of notes payable to former stockholders during the period ended August 31, 2004, in connection with the April 16, 2004 acquisition of Westwood.

13. Related Party Transactions

During the period ended April 16, 2004, the Company held a note receivable from a company controlled by former stockholders of Westwood which was repaid through periodic payments.

The note receivable was distributed to the former stockholders of Westwood through a dividend on April 16, 2004. Interest income recorded on this note for the period ended April 16, 2004 totaled $21,483.

Beginning April 17, 2004, the Company is charged a monthly management fee of $29,166 by Darr Global Holdings, Inc. Darr Global Holdings, Inc is a management consulting company 100% owned by the majority stockholder of Darr Westwood LLC. For the periods ended August 31, 2005, and August 31, 2004, the Company recorded $350,000 and $116,664, respectively for this management fee in the accompanying consolidated statements of operations. At August 31, 2005, and August 31, 2004 $133,333 and $33,333 of the fee is included in accounts payable – related party.

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by officers of Westwood. Rent expense recorded for the period ended August 31, 2005, August 31, 2004, April 16, 2004 and August 31, 2003 totaled $180,000, $60,000, $155,333 and $38,833, respectively.

The Company is occupying approximately 21,000 square feet of office and warehouse space out of a total of approximately 70,000 square feet. This space is leased from GS&T Properties, LLC, in which officers of the Company are passive investors, owning approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the period ended August 31, 2005, the Company recorded $14,190 in expense under this lease.

14. Accrued Expenses

Accrued expenses consisted of the following at August 31:

	2005	2004

Accrued payroll	$1,042,864	$263,952
Accrued commissions	511,858	334,551
Accrued state sales taxes	579,056	—
Accrued third party service fees	627,526	—
Industrial funding fee	216,126	—
Other accrued expenses	1,213,298	423,491

	$4,190,728	$1,021,994

15. Quarterly Financial Information – (Unaudited)

	Period ended August 31, 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2005

Revenue	$45,528,612	$45,177,383	$29,414,963	$36,898,839	$155,813,976

Gross Profit	$3,753,505	$3,419,976	$3,036,804	$3,157,129	$13,271,832

Net Income (Loss)	$472,110	$246,022	$70,142	$(143,705)	$600,083

Net Income (Loss) per share:
Basic and Diluted	$0.05	$0.02	$0.01	0.01	$0.08

	Predecessor and Successor periods ended April 16, 2004 and August 31, 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2004

Revenues - Predecessor	$54,525,132	$21,989,226	$11,715,361	$—	$88,229,719
Revenues - Successor	$—	$—	$12,313,070	$29,328,534	$41,641,604

Gross Profit - Predecessor	$4,834,128	$2,619,462	$1,179,761	$—	$8,633,351
Gross Profit- Successor	$—	$—	$1,389,473	$2,634,271	$4,023,744

Net Income (Loss) - Predecessor	$683,152	$46,507	$156,178	$—	$885,837
Net Income (Loss) - Successor	$—	$—	$44,606	$77,675	$122,281

Combined net income	$683,152	$46,507	$200,784	$77,675	$1,008,118

Net Income(Loss) per share:
Basic and Diluted	$0.07	$0.00	$0.02	0.01	$0.11

Earnings per share for the third quarter ended May 31, 2004 is calculated based on the combined net income from the predessor and successor periods for the quarter.

16.      Accounts Receivable and Inventory Allowances

The following table provides information regarding accounts receivable and inventory valuation allowance activity for the periods ending August 31, 2005, August 31, 2004, April 16, 2004 and August 31, 2003:

	Receivable Allowance	Inventory Allowance

Balance,September 1, 2002	$180,000	$—

Charged to costs and expenses	20,000	—
Write-offs	—	—

Balance, August 31, 2003	$200,000	—

Charged to costs and expenses	25,000	120,000
Write-offs	—	—

Balance, April 16, 2004	$225,000	$120,000
Charged to costs and expenses	—	—
Write-offs	—	—

Balance, August 31, 2004	$225,000	$120,000
Charged to costs and expenses	—	180,138
Write-offs	—	—

Balance, August 31, 2005	$225,000	$300,138

17.      Subsequent Event

Pursuant to the August 5, 2005 merger agreement, the Company initiated a self tender offer on September 7, 2005 to repurchase up to 2,864,584 shares of its then issued and outstanding common stock having an aggregate purchase price of up to $5.5 million at a price of $1.92 per share. The tender offer closed on October 4, 2005. In the tender offer 4,984,185 shares were properly tendered and not withdrawn. Because the number of shares of common stock tendered exceeded the number of shares that the Company offered to purchase 57.473 percent of the shares that were tendered were repurchased by the Company. The Company funded the payment for the 2,864,584 shares of common stock validly tendered and accepted under the tender offer from borrowings of $5.5 million under its revolving credit facility made prior to August 31, 2005.

SIGNATURES

                                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    December 14, 2005

EMTEC, INC.

By:	/s/ Dinesh R. Desai

Dinesh R. Desai
Chairman and Chief Executive Officer

                                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Dinesh R. Desai Dinesh R. Desai	Chairman and Chief Executive Officer	December 14, 2005

/s/Brian McAdams Brian McAdams	Vice Chairman, Director	December 14, 2005

/s/Stephen C. Donnelly Stephen C. Donnelly	Chief Financial Officer (Principal Financial Officer)	December 14, 2005

/s/Keith Grabel Keith Grabel	Director, President -Westwood Division	December 14, 2005

/s/Gregory Chandler Gregory Chandler	Director	December 14, 2005