Form 10-Q
period 2005-11-30
EMTEC INC/NJ
filed 2006-01-23
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

Commission file number: 0-32789

EMTEC, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0273300
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

572 Whitehead Road, Bldg.#1
Trenton, New Jersey 08619
(Address of principal executive offices, including zip code)

(609) 528-8500
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Check one: Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer    ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

          As of January 13, 2006, there were outstanding 14,381,286 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EMTEC, INC.
CONSOLIDATED BALANCE SHEET

Assets
	November 30, 2005	August 31, 2005

Current Assets
Cash & cash equivalents	$415,032	$1,021,237
Receivables:
Trade, less allowance for doubtful accounts	55,087,448	34,541,373
Others	3,871,800	3,385,891
Inventories, net	4,565,502	5,770,590
Prepaid expenses	459,038	433,238
Deferred tax asset - current	603,533	603,533

Total Current Assets	65,002,353	45,755,862

Net property and equipment	1,070,538	917,159
Customer Relationships	8,448,392	8,592,844
Goodwill	8,999,055	8,974,610
Restricted cash	150,000	5,650,000
Other assets	132,490	119,444

Total Assets	$83,802,828	$70,009,918

Liabilities and Shareholders’ Equity

Current Liabilities

Line of credit	17,959,333	4,412,526
Accounts payable - trade	35,692,789	29,738,061
Accounts payable - related party	158,333	133,333
Current portion of long term debt	524,874	524,874
Income taxes payable	137,331	828,659
Accrued liabilities	5,168,392	4,190,728
Due to former stockholders	631,415	631,415
Customer deposits	654,043	1,268,672
Deferred revenue	1,162,453	1,125,205

Total Current Liabilities	62,088,963	42,853,473

Accrued severance	346,806	380,356
Deferred tax liability	2,782,698	2,838,298
Long term debt	2,824,860	3,010,219

Total Liabilities	68,043,327	49,082,346

Shareholders’ Equity
Common Stock $0.01 par value; 25,000,000 shares authorized; 17,245,875 and 17,232,134 shares issued and 14,381,286 and 17,232,134 outstanding at November 30, and August 31, 2005	172,459	172,321
Additional paid-in capital	19,920,577	19,908,779
Retained Earnings	1,262,512	846,472
Less: Treasury stock	(5,596,047)

Total Shareholders’ Equity	15,759,501	20,927,572

Total Liabilities and Shareholders’ Equity	$83,802,828	$70,009,918

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED NOVEMBER 30,
	2005	2004

Revenues	$84,780,685	$45,528,612
Cost of revenues	76,558,518	41,775,107

Gross profit	8,222,167	3,753,505

Operating expenses:
Selling, general, and administrative expenses	6,923,785	2,654,706
Management fee – related party	87,500	87,500
Rent expense – related parties	88,154	45,000
Depreciation and amortization	213,504	25,216

Total operating expenses	7,312,943	2,812,422

Operating income	909,224	941,083

Other expense (income):
Interest income – other	(9,324)	(22,988)
Interest expense	256,235	134,506
Other expense (income)	(27,563)	(546)

Income before income taxes	689,876	830,111
Provision for income taxes	273,836	358,000

Net income	$416,040	$472,111

Preferred stock dividends	—	(19,945)

Net income available to common stockholders	$416,040	$452,166

Net income per common share
Basic and Diluted	$0.03	$0.05

Weighted Average Shares Outstanding
Basic	15,447,752	9,528,110

Diluted	15,476,018	9,528,110

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED NOVEMBER 30,
	2005	2004

Cash Flows From Operating Activities

Net income for the three months	$416,040	$472,111

Adjustments to Reconcile Net Income to Net Cash (Used In) Provided by Operating Activities

Depreciation and amortization	213,504	25,216
Deferred income tax (benefit) expense	(55,600)	—
Put option valuation	(11,500)	—

Changes In Operating Assets and Liabilities
Receivables	(21,031,984)	(7,327,941)
Inventories	1,205,088	(1,957,391)
Prepaid expenses and other assets	(38,846)	(7,277)
Accounts payable	5,979,728	4,282,600
Customer deposits	(614,629)	—
Income Taxes Payable	(691,328)	292,370
Accrued liabilities	989,166	(19,288)
Deferred compensation	(33,550)	(22,000)
Deferred revenue	37,248	1,614

Net Cash Used In Operating Activities	(13,636,663)	(4,259,986)

Cash Flows From Investing Activities

Purchases of property and equipment	(222,432)	—
Decrease in restricted cash	5,500,000	—
Acquisition of businesses, net of cash acquired	(24,445)	—

Net Cash Used In Investing Activities	5,253,123	—

Cash Flows From Financing Activities

Net Increase in line of credit	13,546,807	4,574,039
Proceeds from issuance of common stock	11,933	—
Purchase of treasury stock	(5,596,044)	—
Repayment of debt	(185,360)	(156,847)

Net Cash Provided By Financing Activities	7,777,336	4,417,192

Net (decrease) increase in Cash and Cash Equivalents	(606,204)	157,206

Beginning Cash and Cash Equivalents	1,021,237	1,215,917

Ending Cash and Cash Equivalents	$415,032	$1,373,123

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Operating results for the three months ended November 30, 2005 are not necessarily indicative of results that may be expected for the year ended August 31, 2006. For further information, refer to the annual financial statements and notes thereto included in the Company’s Form 10-K for the year ended August 31, 2005.

Overview of Business

On August 5, 2005, Emtec, Inc. (“Old Emtec”) completed a merger with Darr Westwood Technology Corporation (“Darr”) pursuant to which the two companies merged and now operate as a consolidated entity that has retained the name Emtec, Inc. (the “Company” or “Emtec”) (the “Merger”). Management concluded that the transaction resulted in a change in control of the Company and that the transaction should be accounted for as a reverse Merger, whereby Darr was considered the accounting acquirer of Old Emtec for financial reporting purposes. In what was regarded as a recapitalization, the historical stockholders’ equity of Darr, the accounting acquirer, prior to the Merger, was retroactively restated for the equivalent number of shares received in the Merger after giving effect to any difference in the par value of Old Emtec’s and Darr’s stock with an offset to paid-in capital. Retained earnings of Darr are carried forward after the Merger. Operations prior to the Merger are those of Darr. Earnings per share for periods prior to the Merger were restated to reflect the equivalent number of shares.

The consolidated financial statements include the accounts and transactions of the combined company for the quarter ended November 30, 2005 and only of Darr for the quarter ended November 30, 2004.

The Company is an information technology company, providing consulting, services and products to commercial, federal, education, state and local verticals. The Company's areas of specific practices include communications, data management, enterprise computing, managed services, storage and data center planning and development. The Company’s client base is comprised of departments of the United States Federal Government, U.S. state and local governments, schools and commercial businesses throughout the United States. The most significant portion of the Company’s revenue is derived from activities as a reseller of Information Technology (“IT”) products, such as workstations, servers, microcomputers, and application software and networking and communications equipment.

The Company considers all of its operating activity to be generated from a single operating segment.

2.	Stock Options and Warrants

The Company’s 1996 Stock Option Plan (amended in 1999) (the Plan) authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,000,000 shares of its common stock for issuance under the Plan at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company’s common stock). Options under the plan typically terminate after 5 years and vest over a four year period. Options have been issued by Old Emtec prior to August 5, 2005 and no other options were issued by the Company. Options outstanding and exercisable at November 30, 2005 totaled 48,712 and their weighted average exercise price is $0.87.

          Option activity is summarized in the following table:

Options outstanding – September 1, 2005	92,453

Activity for the three months ended November 30, 2005:
Options granted	—
Options exercised	(13,741)
Options forfeited or expired	(30,000)

Options outstanding – November 30, 2005	48,712

Because the Company did not include a consent of its independent registered accounting firm with its audited financial statements included in its Form 10-K for the year ended August 31, 2005, the Company has not incorporated those financial statements by reference to its registration statement on Form S-8. As a result, until the receipt of a consent and completion of the Form S-8, the Company will not be granting any options to purchase its common stock.

In connection with the Merger, stock warrants were issued to the former Darr shareholders that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of the total issued and outstanding shares of the Company’s common stock, measured on a post exercise basis, at any date during the 5 year term of the warrants, which ends August 5, 2010. The aggregate exercise price of these warrants is fixed at $3,645,752. The exercise price per warrant will vary based upon the number of shares issuable under the warrants. The number of shares issuable under the warrants decreased to 1,597,921 with an exercise price of $2.28 per share as of November 30, 2005. This decrease was the result of the net decrease in the number of shares of outstanding common stock during the three months ended November 30, 2005. The outstanding stock warrants were anti-dilutive for the three months ended November 30, 2005.

3.	Line of Credit

The Company maintains a credit facility under two agreements with GE Commercial Distribution Finance Corporation (“Lender”). The credit facility finances purchases from specified vendors, as defined, and allows for borrowings based on a percentage of eligible accounts receivable, as defined. Borrowings under both agreements are limited to an aggregate borrowing of the lesser of $35,000,000 or 85% of eligible accounts receivable, plus 100% of unsold inventory financed by the Lender, minus $3.15 million. Borrowings under both agreements bear interest at the greater of the prime rate as published by JP Morgan Chase Bank or 4.0%. The underlying agreements allow for an increased borrowing base during periods of high seasonal activity. On November 22, 2005, the Lender increased the Company’s credit facility from $35.0 million to $48.0 million. This temporary increase was available to the Company through December 15, 2005.

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

At November 30, 2005, the Company had a $17.96 million outstanding balance under the accounts receivable credit facility, and an $18.70 outstanding plus $3.19 in open approvals under the floor plan credit facility with the Lender and an aggregate unused availability of $8.15 million of which $2.72 million was available under the accounts receivable credit facility.

At November 30, 2005, the Company determined that it was not in compliance with its financial covenants with the Lender. The Company is in discussions with the Lender, who is currently considering the Company’s request for a waiver and the Company believes, based on these discussions, that the Company will obtain a waiver, however the Company cannot state with any certainty the terms, if any, upon which the Lender will waive such non-compliance; the terms, if any, upon which the credit facility will be continued; or the duration of the facility. The Company’s non-compliance could result in a demand for immediate repayment or revised terms that could materially limit our financial and operating flexibility.

4.	Concentration of Credit Risk and Significant Clients

A substantial portion of the Company’s client base is related departments of the United States government and state and local governments. The Company does not require collateral or other security to support credit sales, but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are considered delinquent when payment is not received within standard terms of sale and are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases its collection efforts.

The Company’s revenues are comprised of the following client types for the periods ended:

	November 30, 2005	November 30, 2004

Departments of the United States Government	$53,539,406	$39,850,941
State and Local Governments	7,032,406	2,604,685
Commercial Companies	15,827,882	2,466,757
Education and other	8,380,990	606,229

Total Revenues	$84,780,685	$45,528,612

	November 30, 2005	November 30, 2004

Departments of the United States Government	63.2%	87.5%
State and Local Governments	8.3%	5.7%
Commercial Companies	18.7%	5.4%
Education and other	9.9%	1.3%

Total Revenues	100.0%	100.0%

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of the accounts. Trade accounts receivable consists of the following:

	November 30, 2005	August 31, 2005

Trade Receivables	$55,312,448	$34,766,373
Allowance for doubtful accounts	(225,000)	(225,000)

Trade Receivables, net	$55,087,448	$34,541,373

5.	Inventory

Inventory is stated at the lower of average cost (specific identification) or market. Inventory is finished goods purchased for resale and consists of computer hardware, computer software, computer peripherals and related supplies. The Company provides an inventory reserve for products it determines are obsolete or where salability has deteriorated based on management’s review of products and sales. The Company disposed of $105,882 of old and obsolete inventory during this quarter which was charged against the inventory reserve.

          The components of inventory at November 30, and August 31, 2005 are as follows:

	November 30, 2005	August 31, 2005

Hardware, software, accessories, and parts	$4,712,804	$6,070,728
Less: Inventory reserve	(147,302)	(300,138)

Net Inventory	$4,565,502	$5,770,590

6.	Accrued Liabilities

          Accrued liabilities consisted of the following at November 30, 2005 and August 31, 2005.

	November 30, 2005	August 31, 2005

Accrued payroll	$1,138,989	$1,042,864
Accrued commissions	998,171	511,858
Accrued state sales taxes	142,351	366,432
Accrued third party service fees	1,078,600	627,526
Industrial funding fee	331,870	216,126
Other accrued expenses	1,478,411	1,425,923

	$5,168,392	$4,190,728

7.	Related Party Transactions

The Company is charged a monthly management fee of $29,166 by Darr Global Holdings, Inc. Darr Global Holdings, Inc. is a management consulting company 100% owned by the Company’s Chief Executive Officer. For the three months ended November 30, 2005 and 2004, the Company recorded $87,500 for this management fee in the accompanying condensed consolidated statements of operations.

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by officers of the Company. Rent expense was $45,000 for the three months ended November 30, 2005 and 2004.

The Company is occupying approximately 21,000 square feet of office and warehouse space out of a total of approximately 70,000 square feet. This space is leased from GS&T Properties, LLC, in which certain officers of the Company are passive investors, owning approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the three months ended November 30, 2005, the Company recorded $43,154 in expense under this lease. The lease commenced on November 30, 2004 with Old Emtec, and thus there were no related expenses during the three months ended November 30, 2004.

8.	Treasury Stock

Pursuant to the Merger, the Company initiated a self tender offer on September 7, 2005. When the self tender offer closed on October 4, 2005, 4,984,185 shares had been properly tendered and not withdrawn. Because the number of shares of common stock tendered exceeded the number of shares that the Company offered to purchase 57.473 percent of the shares that were tendered were repurchased by the Company. The Company funded the payment for the 2,864,584 shares of common stock validly tendered and accepted under the self tender offer from borrowings of $5.5 million under its revolving credit facility made prior to August 31, 2005. Treasury stock of $5,596,047 was recorded during this quarter.

Self Tender Offer (purchased 2,864,584 @ $1.92 per share	$5,500,000

Add: Legal costs incurred	96,047

Treasury stock	$5,596,047

9.	Subsequent Event

On December 19, 2005, the Company shipped products to a client via a third party freight carrier which were damaged in-transit. The replacement value of these products is approximately $483,000. The Company is currently in discussion with the freight carrier and is pursuing an insurance claim with its insurance carrier and a negligence claim with the freight carrier. The Company does not anticipate the loss to exceed $263,000.

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

Overview of Emtec

          We are an information technology company, providing consulting, services and products to commercial, U.S. Federal Government, education, state and local clients. Our services and products address technology needs of our clients including communications, data management, enterprise computing, managed services, storage and data center planning and development. Our solutions are crafted to enable our clients to become more efficient and effective, thereby making them more profitable and giving them a competitive advantage. To date, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively endeavoring to increase the portion of our revenues that are derived from IT services.

          Our primary business objective is to become a leading single-source provider of high quality and innovative IT consulting, services and products. With the Merger, we believe we have created a strong, stable platform for growth with management depth. We have an expanded array of products through our strategic partners and technology solutions to offer our clients.

          Our goal is to improve our profitability. In an effort to achieve the highest level of operational efficiencies within the organization, we have undertaken various cost containment initiatives including a review of personnel levels, the elimination of certain non-essential services and we have made several operational and management changes to our business. Many of the cost containment strategies have been implemented in the current quarter and will be implemented over the next several months. We continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within the cost of services, selling, marketing, general and administrative expenses.

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

          The Merger has been accounted for as a capital transaction followed by a recapitalization. Our management concluded that the transaction resulted in a change in control of the Company and that the

Merger should be accounted for as a reverse acquisition. Accordingly, Darr is deemed to be the acquiring company for financial reporting purposes and its financial statements became the historical financial statements of Emtec. In conjunction with the Merger, Emtec changed its fiscal year end from March 31 to August 31.

Overview of Financial Statements Presented Herein

          The consolidated financial statements include the accounts and transactions of the combined company for the quarter ended November 30, 2005 and only of the Darr for the quarter ended November 30, 2004.

Results of Operations

          The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the three months ended November 30, 2005, and 2004.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended November 30,

	2005	2004	Change	%

Revenues	$84,780,685	$45,528,612	$39,252,073	86.2%
Cost of revenues	76,558,518	$41,775,107	34,783,411	83.3%

Gross profit	8,222,167	3,753,505	4,468,662	119.1%
Percent of revenues	9.7%	8.2%

Operating expenses:
Selling, general, and administrative expenses	6,923,785	$2,656,078	4,267,707	160.7%
Management fee – related party	87,500	87,500	—	0.0%
Rent expense – related party	88,154	$45,000	43,154	95.9%
Depreciation and amortization	213,504	$23,844	189,660	795.4%

Total operating expenses	7,312,943	2,812,422	4,500,521	160.0%

Pecent of revenues	8.6%	6.2%		0.0%

Operating income	909,224	941,083	(31,859)	-3.4%
Percent of revenues	1.1%	2.1%

Other expense (income):
Interest income – other	(9,324)	($22,988)	13,664	-59.4%
Interest expense	256,235	$134,506	121,729	90.5%
Other expense (income)	(27,563)	(546)	(27,017)	4948.2%

Income before income taxes	689,876	830,111	(140,235)	-16.9%
Provision for income taxes	273,836	$358,000	(84,164)	-23.5%

Net income	$416,040	$472,111	$(56,071)	-11.9%

Percent of revenues	0.5%	1.0%

Comparison of Three Months Ended November 30, 2005 and 2004

          Total Revenues

                    Total revenues, increased by 86.2% or $39.25 million to $84.78 million for the three months ended November 30, 2005, compared to $45.53 million for the three months ended November 30, 2004. This increase is primarily attributable to the Merger with Old Emtec in August 2005. Total additional revenue attributed to this acquisition approximated $25.01 million for the three months ended November 30, 2005. Even without this incremental revenue that resulted from the acquisition, our total revenue would have increased by 31.1% or $14.15 million for the three months ended November 30, 2005. This increase is primarily attributable to an overall increase in the federal government business during this quarter.

          A large potion of our revenues is drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During the three months ended November 30, 2005 and 2004, U.S. governmental department and agency related revenues represented approximately 63.2% and 87.5% of total revenues, respectively. The federal government business typically experiences increased activity during the months August through November.

          Gross Profit

          Aggregate gross profit increased by 119.1% or $4.47 million to $8.22 million for the three months ended November 30, 2005, as compared to $3.75 million for the three months ended November 30, 2004. This increase is primarily attributable to the Merger with Old Emtec in August 2005. Gross profit associated with this acquisition equaled $3.22 million for the three months ended November 30, 2005, which represented approximately 85.9% of our total increase in gross profit. Even without this acquisition, our gross profit would have increased by 33.1% or $1.24 million for the three months ended November 30, 2005. This increase is primarily attributable to an overall increase in the federal government business during this quarter as outlined in the section of total revenue above.

          Measured as a percentage of revenues, our gross profit margin increased to 9.7% of total revenues for the three months ended November 30, 2005 from 8.2% for the three months ended November 30, 2004. This increase is also mainly attributable to the acquisition of Old Emtec. Gross profit margin of the Old Emtec business equaled to 12.8% of Old Emtec total revenues for the three months ended November 30, 2005. Without this acquisition our gross profit margin would have only increased to 8.4% of total revenues for the three months ended November 30, 2005 from 8.2% for the three months ended November 30, 2004.

          Factors that may affect gross margins in the future include changes in product margins, changes in technical employee utilization rates, the mix of products and services sold, and the decision to aggressively price certain products and services.

          Selling, General, and Administrative Expenses

          Selling, general and administrative expenses increased by 160.7% or $4.27 million to $6.92 million for the three months ended November 30, 2005, compared to $2.66 million for the three months ended November 30, 2004. This increase is mainly due to the Merger with Old Emtec; selling, general and administrative expenses associated with Old Emtec approximated $2.75 million for the three months ended November 30, 2005. Without this acquisition, our selling, general and administrative expenses would have increased by 58.6%, or $1.56 million to $4.21 million for the three months ended November 30, 2005. This increase in selling, general and administrative expenses is mainly due to the following:

o	Professional fees increased approximately $385,000 due to compliance costs associated with the Securities and Exchange Commission and in connection with the Merger and the self tender offer;

o	Compensation and benefits expense increased approximately $500,000 due to an increase in head count company-wide associated with our long-term investment in new employees;

o	Variable sales compensation increased approximately $375,000 due to increased sales levels;

o	Advertising and promotional expenses increased approximately $140,000 increase due to investment in building our revenue base.

          The remaining increase of approximately $150,000 in selling, general and administrative expenses is mainly due to various expenses such as travel, meals, entertainment, telephones, postage, utilities and other related expenses.

          In an effort to improve operational efficiencies within the organization, we have made several operational and management changes to our business. In recent months, we have eliminated approximately $1.4 million in annualized expenses related to the integration of Darr and Old Emtec. We anticipate that our total expenses will decrease beginning in January 2006 and we will continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within selling, marketing, general and administrative expenses.

          Factors that may in the future have a negative impact on our selling, general and administrative costs include costs associated with marketing and selling activities, compliance costs associated with Securities and Exchange Commission rules and insurance markets.

          Management Fee-Related Party

          The is no change in the management fee paid to a related-party for the three months ended November 30, 2005 compared to the three months ended November 30, 2004. DARR Global Holdings, Inc. (“DARR Global”) is a management consulting company owned by Dinesh Desai, our Chief Executive Officer. DARR Global charges us a management fee of $350,000 annually.

          Rent Expense-Related Party

          Rent Expense-Related Party increased by 95.9% or $43,154 to $88,154 for the three months ended November 30, 2005 compared to $45,000 for the three months ended November 30, 2004. The increase in rent expense-related party is due to the Merger with Emtec on August 5, 2005. We occupy approximately 21,000 square feet of office and warehouse space out of a total of approximately 70,000 square feet in Suwannee, GA. This space is leased from GS&T Properties, LLC, a company in which officers of our company are passive investors, owning approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the period ended November 30, 2005, we recorded $43,154 in expense under this lease.

          We also occupy approximately 43,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from Westwood Property Holdings, LLC, in which Mr. Keith Grabel, our director and an executive officer, Mrs. Mary Margaret Grabel, spouse of our director and an executive officer, and Mr. David Micales, our Vice President of Operations are members. The lease term is through April 2009 with monthly base rent of $15,000.

          Depreciation and Amortization

          Depreciation and Amortization expense increased by 795.4% or $189,660 to $213,504 for the three months ended November 30, 2005 compared to $23,844 for the three months ended November 30, 2004. This increase is primarily attributable to the Merger with Old Emtec acquisition on August 5, 2005. Old Emtec’s post-merger depreciation and amortization accounted approximately for $166,819 of increase. Additionally, we made fixed asset acquisitions of $222,432 and $491,310 during the three months ended November 30, 2005 and the year ended August 31, 2005, which increased our depreciation expense. These capital assets acquisitions were primarily for the purchase of computer equipment for internal use, purchase of software licenses to upgrade our accounting systems, and for furniture and fixtures.

          Intangible assets at November 30, 2005 and August 31, 2005 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $213,320, and $68,868, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $144,452 and $5,453 for the three months ended November 30, 2005 and, 2004, respectively. Amortization expense of $580,356 is expected to be recorded each year through August 31, 2016, $573,085 for the year ended August 31, 2017, $558,544 for the years ended August 31, 2018 and 2019, and $518,755 for the year ended August 31, 2020.

          Interest expense

          Interest expense increased by 90.5% or $121,729 to $256,235 for the three months ended November 30, 2005, compared to $134,506 for the three months ended November 30, 2004. This is mainly due to a higher balance on our line of credit, and higher days sales outstanding during the period.

          Income Taxes

          Income taxes decreased by 23.5% or $84,164 to $273,836 for the three months ended November 30, 2005, compared to $358,000 for the three months ended November 30, 2004. This decrease is primarily attributable to the decrease in taxable income. Taxable income decreased by 20.1% or $167,046 to $663,065 for the three months ended November 30, 2005, compared to $830,111 for the three months ended November 30, 2004.

Liquidity and Capital Resources

          Cash and cash equivalents at November 30, 2005 of $415,032 represented a decrease of $606,205 from $1.02 million at August 31, 2005. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit. Borrowing under our line of credit at November 30, 2005 represented an increase of $13.55 million from $4.41 million at August 31, 2005. At November 30, 2005, our working capital was approximately $11,000 more than that of at August 31, 2005.

          Since our inception, we have funded our operations primarily from borrowings under our credit facility. On August 5, 2005, our subsidiaries, Emtec, Inc. (“Emtec NJ”) and Westwood Computer Corporation (“Westwood” and together with the Emtec NJ, the “Borrower”), entered into a Business Financing Agreement with GE Commercial Distribution Finance Corporation (“Lender”) pursuant to which the Lender has agreed to provide to Borrower an accounts receivable facility (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $35.0 million or 85% of eligible accounts receivable, plus 100% of unsold inventory financed by the Lender, minus $3.15 million. The Credit Facility includes certain financial covenants that we must maintain on a quarterly basis and we are also subject to certain mandatory prepayments upon the occurrence of certain events, subject to certain exceptions, set forth in the Business Financing Agreement.

          Borrowings under the Credit Facility bear interest at an annual rate equal to the greater of (i) the rate of interest which JP Morgan Chase Bank (or its successor) publicly announces from time to time as its prime rate or reference rate or (ii) four percent (4%).

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

          In addition, our current credit facility with one of our primary trade vendors MRA Systems, Inc. (dba GE Access) was also collateralized by substantially all of our assets, the Lender and GE Access entered into an intercreditor agreement in which the Lender agreed to give GE Access a first lien position on all future unbilled service maintenance billings and which provide that as regards to GE Access, all debt obligations to the Lender are accorded priority.

          We determined that we were not in compliance with our financial covenants with the Lender as of November 30, 2005. We had $17.96 million outstanding balance under the Credit Facility, and $18.70 million outstanding plus $3.19 million in open approvals under the Wholesale Agreement with the Lender. As of November 30, 2005 we had an aggregate unused availability of $8.15 million under our lending agreements, of which $2.72 million was available under the Credit Facility. We are in discussions with the Lender, who is currently considering our request for waiver and believe, based on these discussions, that we will obtain a waiver, however there can be no assurance that the Lender will grant a waiver and if it does the terms, if any, upon which the Lender will waive such non-compliance, the terms, if any, upon which the credit facility will be continued, or the duration of the facility. This non-compliance could result in a demand for immediate repayment or revised terms that could materially limit our financial and operating flexibility.

          On November 22, 2005, the Lender increased our total credit facility from $35.0 million to $48.0 million. This is a temporary increase available to us through December 15, 2005.

          As of January 19, 2006, we had $5.29 million outstanding balance under the Credit Facility, and $7.80 million outstanding plus $1.43 million in open approvals under the Wholesale Agreement with the Lender and an aggregate unused availability of $20.48 million of which $6.25 million was available under the Credit Facility.

          Our open term credit facilities at November 30, 2005 with our primary trade vendors, including aggregators and manufacturers, was $25.50 million with outstanding principal of approximately $10.07 million. Under these lines, we are obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have material adverse affect our business, result of operations, and financial condition.

          Capital expenditures of $222,432 during the quarter ended November 30, 2005 were primarily for the purchase of computer equipment for internal use, purchase of software licenses to upgrade our accounting systems, and for furniture and fixtures. We anticipate our capital expenditures for fiscal year ending August 31, 2006 will be approximately $650,000 of which approximately $540,000 will be for the upgrade of our organizational computer system, including the implementation and data conversion costs, and the remaining $110,000 will primarily be for the purchase of computer equipment for internal use.

          We anticipate that our primary sources of liquidity in fiscal 2006 will be cash generated from operations, trade vendor credit and cash available to us under our Credit Facility. Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues. Our revenues will continue to be impacted by the loss of clients due to price competition and technological advances. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Business – Risk Factors” discussed in our Form 10-K for the year ended August 31, 2005.

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

          We believe that funds generated from operations, trade vendor credit and bank borrowings should be sufficient to meet our current operating cash requirements through the next twelve months. However, there can be no assurance that all of the aforementioned sources of cash can be realized.

Critical Accounting Policies

          Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, our most critical policies include: revenue recognition, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, rebates, and income taxes.

          Revenue Recognition

          We recognize revenue from the sales of products when risk of loss and title passes which is upon client acceptance.

          Revenue from the sale of warranties and support service contracts is recognized on a straight-line basis over the term of the contract, in accordance with Financial Accounting Standards Board Technical Bulleting No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (FTB 90-1).

          We may also enter into sales arrangements with clients that contain multiple elements. We recognize revenue from sale arrangements that contain both products and manufacturer warranties in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with

Multiple Deliverables”, based on the relative fair value of the individual components. The relative fair value of individual components is based on historical sales of the components sold separately.

          Product revenue represents sales of computer hardware and pre-packaged software. These arrangements often include software installations, configurations, and imaging, along with delivery and set-up of hardware. We follow the criteria contained in EITF 00-21 and SAB 104 in recognizing revenue associated with these transactions. We perform software installations, configurations and imaging services at our locations prior to the delivery of the product. Some client arrangements include “set-up” services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at client workstations by plugging in all necessary connections. This service is usually performed the same day as delivery. Revenue is recognized on the date of acceptance, except as follows:

▪

In some instances, the “set-up” service is performed after date of delivery. We recognize revenue for the “hardware” component at date of delivery when the amount of revenue allocable to this component is not contingent upon the completion of “set-up” services and therefore, our client has agreed that the transaction is complete as to the “hardware” component. In instances where our client does not accept delivery until “set-up” services are completed, we defer all revenue in the transaction until client acceptance occurs.

▪

There are occasions when a client requests a transaction on a “bill & hold” basis. We follow the SAB 104 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of SAB 104 are met. We do not modify our normal billing and credit terms for these clients. The client is invoiced at the date of revenue recognition when all of the criteria have been met.

          We have experienced minimal customer returns. Since all eligible products must be returned to us within 30 days from the date of the invoice, we reduce the product revenue and cost of goods in each accounting period based on the actual returns that occurred in the next 30 days after the close of the accounting period.

          Service and consulting revenue include time billings based upon billable hours charged to the clients, fixed price short-term projects, hardware maintenance contracts, and manufacturer support service contracts. These contracts generally are task specific and do not involve multiple deliverables. Revenues from time billings are recognized as services are delivered. Revenues from short-term fixed price projects are recognized using the proportionate performance method by determining the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to perform the project because this is the most readily reliable measure of output. Revenues from hardware maintenance contracts are recognized ratably over the contract period.

          Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the client are recognized immediately on their contact sale date. Manufacturer support service contracts contain cancellation privileges that allow our clients’ to terminate a contract with 90 days written notice. In this event, the client is entitled to a pro-rated refund based on the remaining term of the contract and we would owe the manufacturer a pro-rated refund of the cost of the contract. However, we have experienced no client cancellations of any significance during our most recent 3-year history and do not expect cancellations of any significance in the future.

          Trade Receivables

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our clients were to deteriorate, additional allowances may be required. We believe the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because changes in it can significantly affect net income. The allowance for doubtful accounts was $225,000 and $225,000 as of November 30, and August 31, 2005, respectively.

          Inventories

          Inventory is stated at the lower of average cost (specific identification) or market. Inventory is entirely finished goods purchased for resale and consists of computer hardware, computer software, computer peripherals and related supplies. We provide an inventory reserve for products we determine are obsolete or where salability has deteriorated based on management’s review of products and sales. We disposed of $105,882 of old and obsolete inventory during this quarter which was charged against the inventory reserve.

The components of inventory at November 30, and August 31, 2005 are as follows:

	November 30, 2005	August 31, 2005

Hardware, software, accessories, and parts	$4,712,804	$6,070,728
Less: Inventory reserve	(147,302)	(300,138)

Net Inventory	$4,565,502	$5,770,590

          Property and Equipment

          We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. The majority of our equipment is depreciated over a three to five year period. The estimated useful lives are based on the historical experience with similar assets as well as taking into account anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be accelerated, resulting in the recognition of increased depreciation and amortization expense in future periods. We evaluate the recoverability of our long-lived assets (other than intangibles and deferred tax assets) in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). Long-lived assets are reviewed for impairment under SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 requires recognition of impairment of long-lived assets in the event that the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds the fair value of such asset.

          Property and equipment along with their components are as follows:

	November 30, 2005	August 31, 2005	Estimated Life Years

Leasehold improvements	$245,472	$197,903	4.67
Computer equipment	623,598	572,728	3 to 5
Furniture and fixtures	114,648	31,156	3 to 5
Automobiles	72,956	72,956	3 to 5
Software	212,911	172,410	3 to 5

Total Property Plant & Equipment	$1,269,585	$1,047,153
Less accumulated depreciation	(199,047)	(129,994)

	$1,070,538	$917,159

          Goodwill and Intangible Assets

          We have adopted Statement of Financial Accounting Standards No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets”. As a result, amortization of goodwill was discontinued. Goodwill is the excess of the purchase price over the fair value of the net assets acquired in a business combination accounted for under the purchase method. During this quarter, we recorded goodwill related to the acquisition of Old Emtec of $24,445. At November 30, and August 31, 2005, goodwill related to the acquisition of Old Emtec was $8,999,055, and $8,974,610, respectively. We test goodwill and indefinite-lived assets for impairment at least annually in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). Our annual impairment test is made on June 1 of each year. Intangible assets that have finite useful lives are amortized over their useful lives.

          Intangible assets at November 30, 2005 and August 31, 2005 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $213,320, and $68,868, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $144,452 and $5,453 for the three months ended November 30, 2005 and, 2004, respectively. Amortization expense of $580,356 is expected to be recorded each year through August 31, 2016, $573,085 for the year ended August 31, 2017, $558,544 for the years ended August 31, 2018, and 2019, and $518,755 for the year ended August 31, 2020.

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

Item 3. Quantitative and Qualitative Information About Market Risk

          We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at November 30, 2005 was approximately $17.96 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $180,000 annually.

Item 4. Controls and Procedures

           Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

          There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

Since our inception, we have funded our operations primarily from borrowings under our credit facility.

Our lending agreement with GE Commercial Distribution Finance Corporation contains financial covenants. As of November 30, 2005 we have determined that we are not in compliance with all of our financial covenants under the lending agreement. As of November 30, 2005, we had a $17.96 million outstanding balance under the working capital credit facility, an $18.70 million outstanding balance under the wholesale financing credit facility and an unused line of $8.15 million. GE CDF is currently considering our request for waiver and we believe, based on these discussions, that we will obtain a waiver, however there can be no assurance that GE CDF will grant a waiver and if it does the terms, if any, upon which GE CDF will waive such non-compliance; the terms, if any, upon which it will continue the lending agreements and there can be no assurance that GE CDF will not restrict our borrowing ability or immediately call for repayment of the outstanding borrowings under the credit facility. If any of our indebtedness were accelerated, our assets may not be sufficient to repay in full that indebtedness.

Item 6. Exhibits

Exhibit 31.1 - Rule 13a-14(a)/15 d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated January 23, 2006.

Exhibit 31.2 - Rule 13a-14(a)/15 d-14(a) Certification of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated January 23, 2006.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated January 23, 2006.

Exhibit 32.2 - Section 1350 Certificate of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated January 23, 2006.

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

Date: January 23, 2006