Form 10-Q
period 2006-02-28
EMTEC INC/NJ
filed 2006-04-14
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

Commission file number: 0-32789

EMTEC, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0273300
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

572 Whitehead Road, Bldg.#1
Trenton, New Jersey 08619
(Address of principal executive offices, including zip code)

(609) 528-8500
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one)

          Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

          As of April 4, 2006 there were outstanding 14,381,286 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2006

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EMTEC, INC.
CONSOLIDATED BALANCE SHEET

	February 28, 2006 (Unaudited)	August 31, 2005

Assets

Current Assets

Cash and cash equivalents	$320,384	$1,021,237
Receivables:
Trade, less allowance for doubtful accounts	26,890,343	34,541,373
Others	1,605,497	3,385,891
Inventories, net	4,808,533	5,770,590
Prepaid expenses	400,064	433,238
Deferred tax asset - current	553,185	603,533

Total current assets	34,578,006	45,755,862

Property and equipment, net	1,194,539	917,159
Customer relationships, net	8,303,304	8,592,844
Goodwill	9,014,055	8,974,610
Restricted cash	150,000	5,650,000
Other assets	104,718	119,443

Total assets	$53,344,622	$70,009,918

Liabilities and Stockholders’ Equity

Current Liabilities

Line of credit	$4,045,391	$4,412,526
Accounts payable - trade	22,227,050	29,738,061
Accounts payable - related party	183,333	133,333
Current portion of long term debt	524,874	524,874
Income taxes payable	—	828,659
Accrued liabilities	3,156,323	4,190,728
Due to former stockholders	631,415	631,415
Customer deposits	237,130	1,268,672
Deferred revenue	1,082,535	1,125,205

Total current liabilities	32,088,051	42,853,473

Accrued severance	328,409	380,356
Deferred tax liability	2,761,604	2,838,298
Long term debt	2,795,592	3,010,219

Total liabilities	37,973,656	49,082,346

Stockholders’ Equity
Common stock $0.01 par value; 25,000,000 shares authorized; 17,245,875 and 17,232,134 shares issued and 14,381,286 and 17,232,134 outstanding at February 28, 2006 and August 31, 2005	172,459	172,321
Additional paid-in capital	19,920,577	19,908,779
Retained earnings	873,977	846,472

	20,967,013	20,927,572
Less: treasury stock, at cost	(5,596,047)	—

Total stockholders’ equity	15,370,966	20,927,572

Total liabilities and stockholders’ equity	$53,344,622	$70,009,918

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended February 28,		Six months ended February 28,

	2006	2005	2006	2005

Revenues	$41,419,415	$44,821,474	$126,200,100	$90,350,086
Cost of revenues	36,297,550	41,445,042	112,856,068	83,220,149

Gross profit	5,121,865	3,376,432	13,344,032	7,129,937

Operating expenses:
Selling, general, and administrative expenses	4,878,597	2,770,370	11,802,382	5,425,076
Management fee – related party	87,501	87,500	175,001	175,000
Rent expense – related party	88,933	45,000	177,087	90,000
Depreciation and amortization	224,967	28,652	438,471	53,868

Total operating expenses	5,279,998	2,931,522	12,592,941	5,743,944

Operating income (loss)	(158,133)	444,910	751,091	1,385,993

Other expense (income):
Interest income – other	(14,743)	(11,864)	(24,067)	(34,852)
Interest expense	337,530	60,358	593,765	194,864
Other expense (income)	(753)	(408)	(28,316)	(954)

(Loss) Income before income taxes	(480,167)	396,824	209,709	1,226,935
Provision for income taxes	(91,631)	171,000	182,205	529,000

Net (loss) income	$(388,536)	$225,824	$27,504	$697,935

Preferred stock dividends	—	(19,726)	—	(39,671)

Net (loss) income available to common stockholders	$(388,536)	$206,098	$27,504	$658,264

Net (loss) income per common share
Basic and diluted	$(0.03)	$0.02	$0.00	$0.07

Weighted average shares outstanding
Basic	14,381,286	9,528,110	15,039,273	9,528,110

Diluted	14,406,484	9,528,110	15,065,753	9,528,110

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended February 28,

	2006	2005

Cash Flows from Operating Activities
Net income	$27,504	$697,935

Adjustments to Reconcile Net Income to Net
Cash (Used In) Provided By Operating Activities
Depreciation and amortization	438,471	53,869
Deferred income tax (benefit) expense	(26,346)	—
Put option valuation	(11,500)	—

Changes in Operating Assets and Liabilities
Receivables	9,431,424	(98,742)
Inventories	962,057	(2,320,556)
Prepaid expenses and other assets	47,900	6,121
Accounts payable	(7,461,011)	(532,821)
Customer deposits	(1,031,541)	—
Income Taxes Payable	(828,659)	268,419
Accrued liabilities	(1,022,906)	1,317,049
Deferred compensation	(51,947)	(44,000)
Deferred revenue	(42,670)	(15,807)

Net Cash Provided By (Used In) Operating Activities	430,776	(668,533)

Cash Flows from Investing Activities
Purchases of property and equipment	(426,311)	(88,851)
Decrease in restricted cash	5,500,000	—
Business acquistion costs	(39,445)	—

Net Cash Provided By (Used In) Investing Activities	5,034,244	(88,851)

Cash Flows from Financing Activities
Net (decrease) increase in line of credit	(367,135)	1,077,247
Proceeds from issuance of common stock	11,936	—
Purchase of treasury stock	(5,596,047)	—
Repayment of debt	(214,627)	(156,847)

Net Cash (Used In) Provided By Financing Activities	(6,165,873)	920,400

Net (Decrease) Increase in Cash and Cash Equivalents	(700,852)	163,016

Beginning Cash and Cash Equivalents	1,021,237	1,215,917

Ending Cash and Cash Equivalents	$320,384	$1,378,933

Supplemental Disclosure of Cash Flow Information
Cash paid during the six months for:
Income taxes	$1,129,349	$297,350

Interest	322,918	111,061

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Quarterly results are not necessarily indicative of results for the full year. For further information, refer to the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.

2. General

Description of Business

On August 5, 2005, Emtec, Inc. (“Old Emtec”) completed a merger with Darr Westwood Technology Corporation (“Darr”) pursuant to which the two companies merged (the “Merger”) and now operate as a consolidated entity that has retained the name Emtec, Inc. (the “Company” or “Emtec”).Management concluded that the transaction resulted in a change in control of the Company and that the transaction should be accounted for as a reverse merger, whereby Darr was considered the accounting acquirer of Old Emtec for financial reporting purposes. In what was regarded as a recapitalization, the historical stockholders’ equity of Darr, the accounting acquirer, prior to the Merger was retroactively restated for the equivalent number of shares received in the Merger after giving effect to any difference in the par value of Old Emtec’s and Darr’s stock with an offset to paid-in capital. Retained earnings of Darr were carried forward after the Merger. Operations prior to the Merger are those of Darr. Earnings per share for periods prior to the Merger were restated to reflect the equivalent number of shares received in the Merger.

The consolidated financial statements include the accounts and transactions of the combined company for the three and six months ended February 28, 2006 and only of Darr for the three and six months ended February 28, 2005.

The Company is an information technology company, providing consulting, services and products to commercial, federal, education, state and local verticals. The Company’s areas of specific practices include communications, data management, enterprise computing, managed services, storage and data center planning and development. The Company’s client base is comprised of departments of the United States Federal Government, U.S. state and local governments, schools and commercial businesses throughout the United States. The most significant portion of the Company’s revenue is derived from activities as a reseller of Information Technology (“IT’) products, such as workstations, servers, microcomputers, and application software and networking and communications equipment.

The Company considers all of its operating activity to be generated from a single operating segment.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, receivable valuations, impairment of goodwill, and income taxes. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. The Company reviews these matters and reflects changes in estimates as appropriate. Actual results could differ from those estimates.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and as a result, goodwill is not amortized but tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company set an annual impairment testing date of June 1. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

Changes in the carrying amounts of goodwill for the six months ended February 28, 2006 are as follows:

Balance, beginning	$8,974,610

Adjustement to previously recorded purchase price	39,445

Balance, ending	$9,014,055

Earnings Per Share

Basic earnings (loss) per share amounts are computed by dividing net (loss) income available to common stockholders (the numerator) by the weighted average shares outstanding, reduced by treasury shares, (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

Diluted earnings (loss) per share amounts are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options and warrants had been exercised. The assumed conversion of options and warrants resulted in 25,198 and 26,480 additional shares for the three months and six months ended February 28, 2006, respectively. Outstanding stock warrants to purchase 1,597,921 common shares as of February 28, 2006 were not included in the computation of diluted earnings per share for the three months and six months ended February 28, 2006 because the exercise price was greater than the average market price of the Company’s common shares. There were no options or warrants outstanding during the three months and six months ended February 28, 2005 and therefore no adjustment was made to dilutive earnings per shares during the period.

3. Stock Options and Warrants

The Company’s 1996 Stock Option Plan (amended in 1999) (the “Plan”) authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,000,000 shares of its common stock for issuance under the Plan at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company’s common stock). Options under the Plan typically terminate after 5 years and vest over a four year period. Options were issued by Old Emtec prior to August 5, 2005 and no other options have been issued by the Company. No options were granted or exercised during the three months ended February 28, 2006. Options outstanding and exercisable at February 28, 2006 totaled 46,571 and their weighted average exercise price is $0.86.

Because the Company did not include the consent of its independent registered accounting firm with its audited financial statements included in its Annual Report on Form 10-K for the year ended August 31, 2005, the Company has not incorporated those financial statements by reference to its registration statement on Form S-8. As a result, until the receipt of a consent and completion of the Form S-8, the Company will not be granting any options to purchase its common stock.

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, the Company is required to recognize compensation cost for 1) all share-based payments granted prior to, but not yet vested as of, September 1, 2005 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards 123; and 2) for all share-based payments granted on or after September 1, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

The Company did not grant any share-based compensation awards during the six months ended February 28, 2006 and all outstanding stock options as of September 1, 2005 were fully vested, thus no compensation expense was recognized.

In connection with the Merger, stock warrants were issued to the former Darr shareholders that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of the total issued and outstanding shares of the Company’s common stock, measured on a post exercise basis, at any date during the 5 year term of the warrants, which ends August 5, 2010. The aggregate exercise price of these warrants is fixed at $3,695,752. The exercise price per warrant will vary based upon the number of shares issuable under the warrants. The number of shares issuable under the warrants totaled 1,597,921 shares with an exercise price of $2.31 per share as of February 28, 2006. The outstanding stock warrants were anti-dilutive for the three and six months ended February 28, 2006.

4. Line of Credit

On August 5, 2005, the Company entered into a credit facility under two agreements with GE Commercial Distribution Finance Corporation (the “Lender”). The credit facility finances purchases from specified vendors, as defined, and allows for borrowings based on a percentage of eligible accounts receivable, as defined. Borrowings under both agreements are limited to an aggregate borrowing of the lesser of $35,000,000 or 85% of eligible accounts receivable, plus 100% of unsold inventory financed by the Lender, minus a $3.15 million reserve. Borrowings under both agreements bear interest at the greater of the prime rate as published by JP Morgan Chase Bank or 4.0%. The underlying agreements allow for an increased borrowing base during periods of high seasonal activity. On November 22, 2005, the Lender increased the permitted aggregate borrowings under the Company’s credit facility from $35.0 million to $48.0 million. This temporary increase was available to the Company through December 15, 2005.

The credit facility is secured by substantially all of the Company’s assets, and the underlying agreements contain certain restrictive covenants that limit dividends to stockholders and require the Company to meet defined financial covenants. In addition, the credit facility requires that the Company maintain a lock-box for all cash receipts related to trade accounts receivable, from which the financing company releases funds to the Company for operations pursuant to terms identified in the underlying agreements.

On February 13, 2006, the Company entered into an addendum to its credit facility with the Lender. This addendum amended the credit facility by increasing the reserve amount to $5.00 million and the

Company paid a waiver fee of $50,000 for its non-compliance with certain financial covenants as of November 30, 2005.

At February 28, 2006, the Company had a $4.05 million outstanding balance under the accounts receivable credit facility, and a $3.55 million (included in the Company’s accounts payable) outstanding balance plus $2.49 million in open approvals under the floor plan credit facility with Lender. Net availability of $4.31 million was available under the accounts receivable credit facility, and $20.61 million was available under the floor plan credit facility.

At February 28, 2006, the Company determined that it was in compliance with its financial covenants with the Lender.

5. Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, are comprised of the following:

	For the Three Months Ended February 28,

	2006		2005

Departments of the United States Government	$17,514,707	42.3%	$38,087,073	85.0%
State and Local Governments	8,938,469	21.6	3,338,766	7.4
Commercial Companies	10,733,709	25.9	2,800,663	6.2
Education and other	4,232,530	10.2	594,972	1.3

Total Revenues	$41,419,415	100.0%	$44,821,474	100.0%

The Company’s revenues, by client type, are comprised of the following:

	For the Six Months Ended February 28,

	2006		2005

Departments of the United States Government	$71,054,112	56.3%	$77,938,014	86.3%
State and Local Governments	15,970,876	12.7	5,943,451	6.6
Commercial Companies	26,561,592	21.0	5,267,420	5.8
Education and other	12,613,520	10.0	1,201,201	1.3

Total Revenues	$126,200,100	100.0%	$90,350,086	100.0%

The Company does not require collateral or other security to support credit sales but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Accounts receivable are considered delinquent when payment is not received within standard terms of sale and are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases its collection efforts.

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of the accounts. The Trade account receivables consist of the following:

	February 28,

	2006	2005

Trade receivables	$27,073,340	$34,766,373
Allowance for doubtful accounts	(182,997)	(225,000)

Trade receivables, net	$26,890,343	$34,541,373

At February 28, 2006, accounts receivable related to bill and hold sales totaled to $185,840. Total revenue from bill and hold sales were $185,840 with a gross profit of $35,871which was included in the result of operations for the three and six months ended February 28, 2006. The Company does not modify its normal billing and credit terms for these customers. The customer is invoiced at the date of revenue recognition when all of the criteria have been met.

6. Inventories

Inventory is stated at the lower of average cost (specific identification) or market. Inventory is finished goods purchased for resale and consists of computer hardware, computer software, computer peripherals and related supplies. The Company provides an inventory reserve for products it determines are obsolete or where salability has deteriorated based on management’s review of products and sales. During the quarter ending February 28, 2006, the Company shipped products to a client via a third party freight carrier which were damaged in-transit. As a result of the damaged inventory, the Company is currently pursuing an insurance claim with its insurance carrier and a negligence claim with its freight carrier. The Company recorded a loss of $338,000 included in cost of sales during three months ended February 28, 2006 pending a resolution of the claim.

The components of inventory are as follows:

	February 28,

	2006	2005

Hardware, software, accessories and parts	$4,945,778	$6,070,728
Less: inventory reserve	(137,245)	(300,138)

Net inventories	$4,808,533	$5,770,590

7. Customer Relationships

Customer relationships represent the value ascribed to customer relationships purchased during the Merger. Customer relationships acquired totaled $8,661,712 and are presented on the balance sheet net of accumulated amortization of $358,408 and $68,868 as of February 28, 2006 and August 31, 2005, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	As of February 28, 2006	As of August 31, 2005

Accrued payroll	$605,248	$1,042,864
Accrued commissions	751,189	511,858
Accrued state sales taxes	104,562	366,432
Accrued third party service fees	453,752	627,526
Industrial funding fee	68,767	216,126
Other accrued expenses	1,172,805	1,425,923

	$3,156,323	$4,190,728

9. Related Party Transactions

The Company accrues a monthly management fee of $29,166 per the management services agreement between DARR Global Holdings, Inc. and Westwood Computer Corporation, dated April 16, 2004. DARR Global Holdings, Inc. is a management consulting company 100% owned by the Company’s Chief Executive Officer. For each of the three months ended February 28, 2006 and 2005, respectively, the Company recorded $87,500 for this management fee in the accompanying consolidated statements of operations. For each of the six months ended February 28, 2006 and 2005, respectively, the Company recorded $175,000 for this management fee in the accompanying consolidated statements of operations.

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by officers of the Company. Rent expense was $90,000 for each of the six months ended February 28, 2006 and 2005, respectively. The facilities consist of office and warehouse space totaling 43,000 square feet, located in Springfield, New Jersey. Management believes the lease payments are at or below market rate for similar facilities.

The Company is occupying approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building. This space is leased from GS&T Properties, LLC, in which certain officers of the Company are passive investors, owning approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the three months ended February 28, 2006, the Company recorded $44,322 in expense under this lease. During the six months ended February 28, 2006, the Company recorded $87,476 in expense under this lease. The lease commenced on November 30, 2004 with Old Emtec, and thus there was no related party expense during the six months ended February 28, 2005.

10. Treasury Stock

Pursuant to the Merger, the Company initiated a self tender offer on September 7, 2005. When the self tender offer closed on October 4, 2005, 4,984,185 shares had been properly tendered and not withdrawn. Because the number of shares of common stock tendered exceeded the number of shares that the Company offered to purchase, 57.473 percent of the shares that were tendered were repurchased by the Company. The Company funded the payment for the 2,864,584 shares of common stock validly tendered and accepted under the self tender offer from borrowings of $5.5 million under its revolving credit facility made prior to August 31, 2005. Treasury stock of $5,596,047 was recorded during the quarter ended November 30, 2005 as follows:

Self tender offer *	$5,500,000

Add: legal and transaction costs incurred	96,047

Treasury stock	$5,596,047

* Purchased 2,864,584 shares @ $1.92 per share

11. Subsequent Event

On April 10, 2006, the Company executed an Addendum to Agreement for Wholesale Financing and Business Financing Agreement with the Lender. This addendum amended the credit facility by decreasing the reserve amount from $5.00 million to $3.01 million, increasing eligibility of the all U.S. Federal Government accounts receivable up to 120 days from the date of the invoice, and set revised financial covenants for the quarter ending February 28, 2006 through May 31, 2007. All other terms remain unchanged.

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

Cautionary Statement Regarding Forward-Looking Statements

          You should carefully review the information contained in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this Quarterly Report on Form 10-Q contains our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. We undertake no obligation to publicly release any revisions to forward-looking statements after the date of this report. In evaluating those statements, you should specifically consider various factors, including the risk factors discussed in our Annual Report on Form 10-K for the year ended August 31, 2005 and other reports or documents that we file from time to time with the SEC. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

Overview of Emtec

          We are an information technology company, providing consulting, services and products to commercial, U.S. Federal Government, education, U.S. state and local clients. Our services and products address technology needs of our clients including communications, data management, enterprise computing, managed services, storage and data center planning and development. Our solutions are crafted to enable our clients to become more efficient and effective, thereby making them more profitable and giving them a competitive advantage. To date, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively endeavoring to increase the portion of our revenues that are derived from IT services.

          Our primary business objective is to become a leading single-source provider of high quality and innovative IT consulting, services and products. With the Merger, we believe we have created a strong, stable platform for growth and management depth. Through our strategic partners, we have an expanded array of products and technology solutions to offer our clients.

          Our goal is to improve our profitability. In an effort to achieve the highest level of operational efficiencies within the organization, we have undertaken various costs containment initiatives including a review of personnel levels, the elimination of certain non-essential services and making several operational and management changes to our business. Many of the cost containment strategies have been implemented in the current quarter and will be implemented over the next several months. We continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within the cost of services, selling, marketing and general and administrative expenses.

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

          The Merger has been accounted for as a capital transaction followed by a recapitalization. Our management concluded that the transaction resulted in a change in control of the Company and that the Merger should be accounted for as a reverse acquisition. Accordingly, Darr is deemed to be the acquiring company for financial reporting purposes and its financial statements became the historical financial statements of Emtec. In conjunction with the Merger, we changed our fiscal year end from March 31 to August 31.

Overview of Financial Statements Presented Herein

          The consolidated financial statements include the accounts and transactions of the combined company for the three and six months ended February 28, 2006 and only of Darr for the three and six months ended February 28, 2005.

Results of Operations

          The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the three months ended February 28, 2006 and 2005.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended February 28,

	Consolidated 2006	% of Revenue	Only of Darr 2005	% of Revenue	Change	% Change

Revenues	$41,419,415	100%	$44,821,474	100%	$(3,402,059)	(7.6)%
Cost of revenues	36,297,550	87.6	41,445,042	92.5	(5,147,492)	(12.4)%

Gross profit	5,121,865	12.4%	3,376,432	7.5%	1,745,433	51.7%

Operating expenses:
Selling, general, and administrative expenses	4,878,598	11.8	2,770,370	6.2	2,108,228	76.1%
Management fee – related party	87,500	0.2	87,500	0.2	—	0.0%
Rent expense – related party	88,933	0.2	45,000	0.1	43,933	97.6%
Depreciation and amortization	224,967	0.5	28,652	0.1	196,315	685.2%

Total operating expenses	5,279,998	12.7%	2,931,522	6.5%	2,348,476	80.1%

Operating income	(158,133)	(0.4)	444,910	1.0	(603,043)	(135.5)%

Other expense (income):
Interest income – other	(14,743)	(0.0)	(11,864)	(0.0)	(2,879)	24.3%
Interest expense	337,530	0.8	60,358	0.1	277,172	459.2%
Other expense (income)	(753)	(0.0)	(408)	(0.0)	(345)	84.6%

Income before income taxes	(480,167)	(1.2)	396,824	0.9	(876,991)	(221.0)%
Provision for income taxes	(91,631)	(0.2)	171,000	0.4	(262,631)	(153.6)%

Net income	$(388,536)	(0.9)%	$225,824	0.5%	$(614,360)	(272.1)%

Comparison of Three Months Ended February 28, 2006 and 2005

          Total Revenues

          Total revenues decreased by 7.6% or $3.40 million to $41.42 million for the three months ended February 28, 2006, compared to $44.82 million for the three months ended February 28, 2005. This decrease is mainly due to an overall decrease in the federal government business during this quarter. Total revenue of $41.42 million for the three months ended February 28, 2006 includes $15.86 million of revenues attributed to Old Emtec as a result of the Merger in August 2005. Without this incremental revenue that resulted from the acquisition, our total revenue would have decreased by 43.0% or $19.26 million to $25.56 million for the three months ended February 28, 2006, compared to $44.82 million for the three months ended February 28, 2005. This decrease is mainly due to a one-

time sale to the United States Department of Agriculture (“USDA”) of approximately $21.79 million during the three months ended February 28, 2005. We do not expect that significant one-time sales like the one discussed above will continue to occur in the future periods.

          A large portion of our revenue is drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During each of the three months ended February 28, 2006 and 2005, U.S. governmental department and agency related revenues represented approximately 42.3% and 85.0% of total revenues, respectively. The federal government business typically experiences increased activity during the months of August through November.

          Revenues from various commercial, education, state and local clients have increased as a result of the Merger. Our revenues are comprised of the following client types for the three months ended:

	February 28,

	2006		2005

Departments of the United States Government	$17,514,707	42.3%	$38,087,073	85.0%
State and Local Governments	8,938,469	21.6	3,338,766	7.4
Commercial Companies	10,733,709	25.9	2,800,663	6.2
Education and other	4,232,530	10.2	594,972	1.3

Total Revenues	$41,419,415	100.0%	$44,821,474	100.0%

          Gross Profit

          Aggregate gross profit increased by 51.7% or $1.74 million to $5.12 million for the three months ended February 28, 2006 as compared to $3.38 million for the three months ended February 28, 2005. This increase is primarily attributable to the Merger with Old Emtec in August 2005. Gross profit associated with this acquisition equaled $2.50 million for the three months ended February 28, 2006, which represented approximately 143.2% of our total increase in gross profit. Without this acquisition, our gross profit would have decreased by 22.3% or $754,133 for the three months ended February 28, 2006. This decrease is mainly due to the effect of the significant sale to the USDA discussed above in the revenue section, and inventory damage that occurred to a large shipment during this quarter. Gross profit associated with the USDA sales approximated $814,000 during three months ended February 28, 2005, and the cost of sales charge recorded during the three months ended February 28, 2006 associated with inventory damage approximated $338,000. Without this one-time sale and inventory loss, our gross profit would have increased by $397,867 or 15.5% for the three months ended February 28, 2006.

          Measured as a percentage of revenues, our gross profit margin increased to 12.4% of total revenues for the three months ended February 28, 2006 from 7.5% for the three months ended February 28, 2005. This increase is also mainly attributable to the Merger. Gross profit margin of the Old Emtec business was 15.8% of Old Emtec total revenues for the three months ended February 28, 2006. Excluding Old Emtec’s results, our gross profit margin would have increased to 10.3% of total revenues for the three months ended February 28, 2006 from 7.5% for the three months ended February 28, 2005. This percentage increase is primarily attributable to greater selling efforts, favorable price drops and incentives offered by manufacturers. We cannot predict that price drops and incentives are going to repeat in the future.

          Factors that may affect gross margins in the future include changes in product margins, rebates and other incentives offered by various manufacturers, changes in technical employee utilization rates, the mix of products and services sold, and the decision to aggressively price certain products and services.

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased by 76.1% or $2.11 million to $4.88 million for the three months ended February 28, 2006, compared to $2.77 million for the three months ended February 28, 2005. This increase is mainly due to the Merger. Selling, general and administrative expenses associated with Old Emtec approximated $2.17 million for the three months ended February 28, 2006. Without this acquisition, our selling, general and administrative expenses would have decreased by 2.3%, or $63,000. Selling, general and administrative expenses include accounting related professional fees of approximately $200,000 related to compliance costs associated with the Securities and Exchange Commission.

          In an effort to improve operational efficiencies within the organization, we have made several operational and management changes to our business. In recent months, we eliminated approximately $1.4 million in annualized expenses related to the integration of Darr and Old Emtec. We expect to see the impact of these changes in future quarters and we will continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within selling, marketing, general and administrative expenses.

          Factors that may in the future have a negative impact on our selling, general and administrative costs include costs associated with marketing and selling activities, compliance costs associated with Securities and Exchange Commission rules and increases in our insurance costs.

          Management Fee-Related Party

          There was no change in the management fee to a related party for the three months ended February 28, 2006 compared to the three months ended February 28, 2005. DARR Global Holdings, Inc. (“DARR Global”) is management services firm 100% owned by our Chief Executive Officer. DARR Global charges us a management fee of $350,000 annually.

          Rent Expense-Related Party

          Rent Expense-related party increased by 97.6% or $43,933 to $88,933 for the three months ended February 28, 2006, compared to $45,000 for the three months ended February 28, 2005. The increase in rent expense-related party is due to the Merger. We occupy approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, a company in which officers of our company are passive investors, owning approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the period ended February 28, 2006, we recorded $43,933 in expense under this lease.

          We also occupy approximately 43,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from Westwood Property Holdings, LLC, in which Keith Grabel, our director and an executive officer, Mary Margaret Grabel, spouse of our director and an executive officer, and David Micales, our Vice President of Operations, are members. The lease term is through April 2009 with monthly base rent of $15,000. During the period ended February 28, 2006, we recorded $45,000 in expense under this lease.

          Depreciation and Amortization

          Depreciation and Amortization expense increased by 685.2% or $196,315 to $224,967 for the three months ended February 28, 2006, compared to $28,652 for the three months ended February 28, 2005. This increase is primarily attributable to the Merger. Old Emtec’s post-Merger depreciation and amortization accounted approximately for $172,281 of increase. Additionally, we made fixed asset acquisitions of $426,311 and $491,310 during each of the six months ended February 28, 2006 and the year ended August 31, 2005, respectively, which increased our depreciation expense. These capital assets acquisitions were primarily for the purchase of computer equipment for internal use, the purchase of software licenses to upgrade our accounting systems, and for furniture and fixtures.

          Intangible assets at February 28, 2006 and August 31, 2005 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $358,408 and $68,868, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $145,089 and $5,453 for each of the three months ended February 28, 2006 and 2005, respectively. Amortization expense of $580,356 is expected to be recorded each year through August 31, 2016, $573,085 for the year ended August 31, 2017, $558,544 for each of the years ended August 31, 2018 and 2019, and $518,755 for the year ended August 31, 2020.

          Interest expense

          Interest expense increased by 459.2% or $277,172 to $337,530 for the three months ended February 28, 2006, compared to $60,358 for the three months ended February 28, 2005. This is mainly due to a higher balance on our line of credit, a higher interest rate due to an increasing prime rate, and higher days sales outstanding during the period.

          Income Taxes

          We recorded an income tax benefit of $91,631 for the three months ended February 28, 2006 compared to an income tax expense of $171,000 for the three months ended February 28, 2005. Income tax benefit of $91,631 is net of approximately $73,000 in estimated income tax expense related to the Internal Revenue Services (“IRS”) income tax audit for the prior years. Without this income tax expense related to the income tax audit, our income tax benefit would have been approximately $164,631. This is mainly due to decrease in taxable income.

Comparison of Six Months Ended February 28, 2006 and 2005

          The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the six months ended February 28, 2006 and 2005.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended February 28,

	Consolidated	% of	Only of Darr	% of		%
	2006	Revenue	2005	Revenue	Change	Change

Revenues	$126,200,100	100.0%	$90,350,086	100%	$35,850,014	39.7%
Cost of revenues	112,856,068	89.4	83,220,149	92.1	29,635,919	35.6%

Gross profit	13,344,032	10.6%	7,129,937	7.9%	6,214,095	87.2%

Operating expenses:
Selling, general, and administrative expenses
	11,802,383	9.4	5,425,076	6.0	6,377,307	117.6%
Management fee – related party	175,000	0.1	175,000	0.2	—	0.0%
Rent expense – related party	177,087	0.1	90,000	0.1	87,087	96.8%
Depreciation and amortization	438,471	0.3	53,868	0.1	384,603	714.0%

Total operating expenses	12,592,941	10.0%	5,743,944	6.4%	6,848,997	119.2%

Operating income	751,091	0.6	1,385,993	1.5	(634,902)	(45.8)%

Other expense (income):
Interest income – other	(24,067)	(0.0)	(34,852)	(0.0)	10,785	(30.9)%
Interest expense	593,765	0.5	194,864	0.2	398,901	204.7%
Other expense (income)	(28,316)	(0.0)	(954)	(0.0)	(27,362)	2868.1%

Income before income taxes	209,709	0.2	1,226,935	1.4	(1,017,226)	(82.9)%
Provision for income taxes	182,205	0.1	529,000	0.6	(346,795)	(65.6)%

Net income	$27,504	0.0%	$697,935	0.8%	$(670,431)	(96.1)%

          Total Revenues

          Total revenues increased by 39.7% or $35.85 million to $126.20 million for the six months ended February 28, 2006, compared to $90.35 million for the six months ended February 28, 2005. This increase is primarily attributable to the Merger. Total additional revenue attributed to this acquisition approximated $40.96 million for the six months ended February 28, 2006. Without this incremental revenue that resulted from the acquisition, our total revenue would have decreased by 5.7% or $5.11 million for the six months ended February 28, 2006. This decrease is mainly due to our one-time sale to the USDA of approximately $21.79 million during the three months ended February 28, 2005.

          A large portion of our revenue is drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During each of the six months ended February 28, 2006 and 2005, U.S. governmental department and agency related revenues represented approximately 55.8% and 86.3% of total revenues, respectively. The federal government business typically experiences increased activity during the months of August through November.

          Revenues from various commercial, education, state and local clients have increased as a result of the Merger. Our revenues are comprised of the following client types for the six months ended:

	February 28,

	2006		2005

Departments of the United States Government	$71,054,112	56.3%	$77,938,014	86.3%
State and Local Governments	15,970,876	12.7	5,943,451	6.6
Commercial Companies	26,561,592	21.0	5,267,420	5.8
Education and other	12,613,520	10.0	1,201,201	1.3

Total Revenues	$126,200,100	100.0%	$90,350,086	100.0%

          Gross Profit

          Aggregate gross profit increased by 87.2% or $6.21 million to $13.34 million for the six months ended February 28, 2006 as compared to $7.13 million for the six months ended February 28, 2005. This increase is primarily attributable to Old Emtec’s post-Merger gross profit of $5.72 million for the six months ended February 28, 2006, which represented approximately 92.1% of our total increase in gross profit. The remainder of the $489,661 increase in our gross profit is attributable to favorable price drops and incentives offered by manufacturers. Overall gross profit for the six months ended February 28, 2006 includes a reduction due to an inventory loss of approximately $338,000, as discussed in the three months gross profit section above.

          Measured as a percentage of revenues, our gross profit margin increased to 10.6% of total revenues for the six months ended February 28, 2006 from 7.9% for the six months ended February 28, 2005. This increase is also mainly attributable to the Merger. Gross profit margin of the Old Emtec business equaled to 14.0% of Old Emtec total revenues for the six months ended February 28, 2006. Without this acquisition, our gross profit margin would have only increased to 8.9% of total revenues for the six months ended February 28, 2006 from 7.9% for the six months ended February 28, 2005. This percentage increase is primarily attributable to greater selling efforts, favorable price drops and incentives offered by manufacturers. We cannot predict that price drops and incentives are going to repeat in the future.

          Factors that may affect gross margins in the future include changes in product margins, rebates and other incentives offered by various manufacturers, changes in technical employee utilization rates, the mix of products and services sold, and the decision to aggressively price certain products and services.

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased by 117.6% or $6.38 million to $11.80 million for the six months ended February 28, 2006, compared to $5.42 million for the six months ended February 28, 2005. This increase is mainly due to the Merger. Selling, general and administrative expenses associated with Old Emtec approximated $4.88 million for the six months ended February 28, 2006. Without this acquisition, our selling, general and administrative expenses would have increased by 27.5%, or $1.49 million to $6.92 million for the six months ended February 28, 2006. This increase in selling, general and administrative expenses is mainly due to the following:

o	Professional fees increased approximately $585,000 due to compliance costs associated with the Securities and Exchange Commission and in connection with the Merger; and

o	Compensation and benefits expense increased approximately $775,000 due to a company wide increase in head count associated with our long-term investment in new employees.

          We do not expect professional fees associated with the Merger to continue in future periods. In addition, to improve operational efficiencies within the organization, we have made several operational and management changes to our business. In recent months, we eliminated approximately $1.4 million in annualized expenses related to the integration of Darr and Old Emtec. We expect to see the impact of these changes in future quarters and we will continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within selling, marketing, general and administrative expenses.

          Factors that may in the future have a negative impact on our selling, general and administrative costs include costs associated with marketing and selling activities, compliance costs associated with Securities and Exchange Commission rules and increases in our insurance costs.

          Management Fee-Related Party

          There was no change in the management fee to DARR Global for the six months ended February 28, 2006 compared to the six months ended February 28, 2005.

          Rent Expense-Related Party

          Rent Expense-related party increased by 96.8% or $87,087 to $177,087 for the six months ended February 28, 2006, compared to $90,000 for the six months ended February 28, 2005. The increase in rent expense-related party is due to the Merger. We occupy approximately 21,000 square feet of office and warehouse space out of a total of approximately 70,000 square feet in Suwannee, GA. This space is leased from GS&T Properties, LLC, a company in which officers of our company are passive investors, owning approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the six months ended February 28, 2006, we recorded $87,087 in expense under this lease.

          We also occupy approximately 43,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from Westwood Property Holdings, LLC, in which Keith Grabel, our director and an executive officer, Mary Margaret Grabel, spouse of our director and an executive officer, and David Micales, our Vice President of Operations, are members. The lease term is through April 2009 with monthly base rent of $15,000. During the six months ended February 28, 2006, we recorded $90,000 in expense under this lease.

          Depreciation and Amortization

          Depreciation and Amortization expense increased by 714.0% or $384,603 to $438,471 for the six months ended February 28, 2006, compared to $53,868 for the six months ended February 28, 2005. This increase is primarily attributable to the Merger. Old Emtec’s post-merger depreciation and amortization accounted approximately for $339,100 of increase. Additionally, we made fixed asset acquisitions of $426,311 and $491,310 during each of the six months ended February 28, 2006 and the year ended August 31, 2005, respectively, which increased our depreciation expense. These capital assets acquisitions were primarily for the purchase of computer equipment for internal use, the purchase of software licenses to upgrade our accounting systems, and for furniture and fixtures.

          Intangible assets at February 28, 2006 and August 31, 2005 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $358,408 and $68,868, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $289,541 and $10,906 for each of the six months ended February 28, 2006 and 2005, respectively.

          Interest expense

          Interest expense increased by 204.7% or $398,901 to $593,765 for the six months ended February 28, 2006, compared to $194,864 for the six months ended February 28, 2005. This is mainly due to a higher balance on our line of credit, a higher interest rate due to an increasing prime rate, and higher days sales outstanding during the period.

          Income Taxes

          Income taxes decreased by 65.6% or $346,795 to $182,205 for the six months ended February 28, 2006, compared to $529,000 for the six months ended February 28, 2005. Income tax expense of $182,205 includes approximately $73,000 in estimated income tax expense related to the IRS income tax audit for the prior years recorded during the three months ended February 28, 2006. Without this income tax expense related to the income tax audit, our income tax expense would have been approximately $109,205. This decrease is primarily attributable to the decrease in taxable income.

Liquidity and Capital Resources

          Cash and cash equivalents at February 28, 2006 of $320,384 represented a decrease of $700,853 from $1.02 million at August 31, 2005. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit. Borrowings under our line of credit at February 28, 2006 represented a decrease of $367,135 from $4.41 million at August 31, 2005. At February 28, 2006, our working capital was approximately $412,000 less than that of at August 31, 2005.

          Since our inception, we have funded our operations primarily from borrowings under our credit facility. On August 5, 2005, our subsidiaries, Emtec, Inc. (“Emtec NJ”) and Westwood Computer Corporation (“Westwood” and together with the Emtec NJ, the “Borrower”), entered into a Business Financing Agreement with GE Commercial Distribution Finance Corporation (the “Lender”) pursuant to which the Lender has agreed to provide to Borrower an accounts receivable facility (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $35.0 million or 85% of eligible accounts receivable, plus 100% of unsold inventory financed by the Lender, minus $3.15 million. The Credit Facility includes certain financial covenants that we must maintain on a quarterly basis, and we are also subject to certain mandatory prepayments upon the occurrence of certain events, subject to certain exceptions, set forth in the Business Financing Agreement.

          Borrowings under the Credit Facility bear interest at an annual rate equal to the greater of (i) the rate of interest which JP Morgan Chase Bank (or its successor) publicly announces from time to time as its prime rate or reference rate or (ii) four percent (4%).

          To secure the payment of the obligations under the Credit Facility, the Borrower granted to Lender a security interest in all of Borrower’s interests in certain of its assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.

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

          In addition, the Lender and MRA Systems, Inc. (dba GE Access), one of our trade creditors, entered into an intercreditor agreement in which the Lender agreed to give GE Access a first lien position on all future unbilled service maintenance billings and which provide that, as regards to GE Access, all debt obligations to the Lender are accorded priority.

          On February 13, 2006, we entered into an addendum to our Credit Facility and Wholesale Agreement with GE CDF (the “Addendum”). This Addendum amended the Credit Facility by increasing our reserve amount from $3.15 million to $5.0 million, and we paid a waiver fee of $50,000 for our non-compliance with certain financial covenants as of three months ended November 30, 2005.

          On April 10, 2006, we executed a second addendum to our Credit Agreement and Wholesale Agreement (the “Second Addendum”). The second addendum amended the Credit Facility by decreasing our reserve amount from $5.0 million to $3.01 million, increasing the time period for eligibility of all U.S. federal government accounts receivable from 90 to 120 days from the date of the invoice, and revised our financial covenants from the quarter ending February 28, 2006 through May 31, 2007. All other terms remain unchanged.

          As of February 28, 2006, we had a $4.04 million outstanding balance under the Credit Facility, a $3.55 million outstanding balance, which is included in our accounts payable, plus $2.49 million in open approvals under the Wholesale Agreement with the Lender. Net availability of $4.31 million was available under the Credit Facility, and $20.61 million was available under the Wholesale Agreement. Upon execution of the Second Addendum our net availability increased by $2.00 million mainly attributable to decrease in the reserve.

          As of February 28, 2006, we determined that we were in compliance with our financial covenants with the Lender.

          As of February 28, 2006, we had outstanding balances under our open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of $25.50 million with outstanding principal of approximately $14.41 million. Under these lines, we are obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have material adverse affect our business, result of operations, and financial condition.

          Capital expenditures of $426,311 during the six months ended February 28, 2006 were primarily for the purchase of computer equipment for internal use, purchase of software licenses to upgrade our accounting systems, and furniture and fixtures. We anticipate our capital expenditures for our fiscal year ending August 31, 2006 will be approximately $650,000, of which approximately $540,000 will be for the upgrade of our organizational computer system, including the implementation and data conversion costs, and the remaining $110,000 will primarily be for the purchase of computer equipment for internal use.

           We anticipate that our primary sources of liquidity in fiscal year 2006 will be cash generated from operations, trade vendor credit and cash available to us under our Credit Facility. Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues. Any loss of clients, whether due to price competition or technological advances, will have an adverse affect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Business – Risk Factors” discussed in our Annual Report on Form 10-K for the year ended August 31, 2005.

          Although we have no definite plans to undertake any future debt or equity financing, we will continue to pursue all potential funding alternatives. Among the possibilities for raising additional funds are issuances of debt or equity securities and other borrowings under secured or unsecured loan arrangements. There can be no assurances that additional funds will be available to us on acceptable terms or in a timely manner.

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

          Revenue from the sale of warranties and support service contracts is recognized on a straight-line basis over the term of the contract, in accordance with Financial Accounting Standards Board Technical Bulleting No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (“FTB 90-1”).

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

     Product revenue represents sales of computer hardware and pre-packaged software. These arrangements often include software installations, configurations, and imaging, along with delivery and set-up of hardware. We follow the criteria contained in EITF 00-21 and Staff Accounting Bulletin (“SAB”) 104 in recognizing revenue associated with these transactions. We perform software installations, configurations and imaging services at our locations prior to the delivery of the product. Some client arrangements include “set-up” services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at client workstations by plugging in all necessary connections. This service is usually performed the same day as delivery. Revenue is recognized on the date of acceptance, except as follows:

•

In some instances, the “set-up” service is performed after date of delivery. We recognize revenue for the “hardware” component at date of delivery when the amount of revenue allocable to this component is not contingent upon the completion of “set-up” services and, therefore, our client has agreed that the transaction is complete as to the “hardware” component. In instances where our client does not accept delivery until “set-up” services are completed, we defer all revenue in the transaction until client acceptance occurs.

•

There are occasions when a client requests a transaction on a “bill & hold” basis. We follow the SAB 104 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of SAB 104 are met. At February 28, 2006, accounts receivable related to bill and hold sales totaled to $185,840. Total revenue from bill and hold sales were $185,840 with a gross profit of $35,871which was included in the result of operations for the three and six months ended February 28, 2006. We do not modify our normal billing and credit terms for these customers. The customer is invoiced at the date of revenue recognition when all of the criteria have been met.

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

     Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the client are recognized immediately on their contract sale date. Manufacturer support service contracts contain cancellation privileges that allow our clients to terminate a contract with 90 days written notice. In this event, the client is entitled to a pro-rated refund based on the remaining term of the contract, and we would owe the manufacturer a pro-rated refund of the cost of the contract. However, we have experienced no client cancellations of any significance during our most recent 3-year history and do not expect cancellations of any significance in the future.

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

          Goodwill and Intangible Assets

          We have adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). As a result, amortization of goodwill was discontinued. Goodwill is the excess of the purchase price over the fair value of the net assets acquired in a business combination accounted for under the purchase method. We test goodwill and indefinite-lived assets for impairment at least annually in accordance with SFAS 142. Our annual impairment test is made on June 1 of each year. Intangible assets that have finite useful lives are amortized over their useful lives.

          Intangible assets at February 28, 2006 and August 31, 2005 consisted of the value ascribed to customer relationships. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Item 3.     Quantitative and Qualitative Information About Market Risk

          We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at February 28, 2006 was approximately $4.01 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $40,000 annually.

Item 4.     Controls and Procedures

          (a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

          (b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.     Exhibits

Exhibit 10.1 – Addendum to Business Financing Agreement and Agreement for Wholesale Financing, dated February 13, 2005, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant.

Exhibit 10.2 – Addendum to Business Financing Agreement and Agreement for Wholesale Financing, dated April 10, 2006, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant.

Exhibit 31.1 - Rule 13a-14(a)/15 d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated April 14, 2006.

Exhibit 31.2 - Rule 13a-14(a)/15 d-14(a) Certification of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated April 14, 2006.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated April 14, 2006.

Exhibit 32.2 - Section 1350 Certificate of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated April 14, 2006.

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

Date: April 14, 2006