Form 10-K/A
period 2005-08-31
EMTEC INC/NJ
filed 2006-07-07
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT No. 1

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

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

As of June 30, 2006, there were outstanding 14,381,286 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Emtec, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended August 31, 2005, as filed with the Securities and Exchange Commission on December 14, 2005 (the “Original 10-K”). At the time of filing its Original 10-K, the Company’s financial statements for 2003 had been audited by an accounting firm, Glassel & Bonfiglio, LLC (“Glassel”), that was not registered by the PCAOB. Subsequently, Glassel registered with the PCAOB and reaudited the 2003 financial statements which are filed with this Form 10-K/A. This amendment updates all references to the 2003 financial statements by removing all references to the 2003 financial statements as being unaudited in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, Item 6, “Selected Financial Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Item 15(a), “Financial Statements” is also amended to include a Report of the Independent Registered Public Accounting Firm for 2003.

The Company has also amended footnote 15 Quarterly Financial Information – (Unaudited) of Notes to Consolidated Financial Statements to correct a typographical error that was included in the Original Filing.

As required by Rule 12b-15 of the Exchange Act, new certifications by our principal executive officer and principal financial officer are being flied as exhibits herewith under Item 15(c) “Exhibits” as part of this Amendment No. 1. Additionally, the Company is filing, as Exhibits 23.1 and 23.2, Consents of each of the Registered Public Accounting Firms that has audited its financial statements. As further required by Rule 12b-15, this Amendment No. 1 sets forth the complete text of each item as amended.

This Amendment No. 1 does not affect any other section of the Original 10-K not otherwise discussed herein and continues to speak as of the date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Registrant’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

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

- i -

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over The Counter Bulletin Board under the symbol “ETEC.” The following table sets forth the high and low closing prices of our common stock for the periods indicated:

Three Months Ended	High	Low

August 31, 2005	$2.85	$1.60
May 31, 2005	$2.00	$1.32
February 28, 2005	$3.04	$1.70
November 30, 2004	$2.25	$0.88

August 31, 2004	$1.15	$0.91

May 31, 2004	$1.45	$0.99
February 29, 2004	$1.25	$0.82
November 30, 2003	$1.20	$0.77

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

          The following selected consolidated financial data below should be read in conjunction with our consolidated financial statements including the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both elsewhere in this Report. The data as of August 31, 2005, 2004 and 2003 and for the year ended August 31, 2005, and for the periods from September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and from April 17, 2004 to August 31, 2004 (Darr Successor Period), and for the year ended August 31, 2003 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report. The data as of August 31, 2002, and 2001 and for each of the two years in the period ended August 31, 2002 have been derived from our unaudited financial statements, which are not contained in this Report.

	YEAR ENDED AUGUST 31,

	2005	(Successor Period) 2004	(Predecessor Period) 2004	2003	2002 (unaudited)	2001 (unaudited)

Net revenues	$162,632,042	$41,641,604	$88,229,719	$97,449,611	$94,165,222	$80,184,220

Net Income (loss)	$826,985	$122,281	$885,837	$467,390	$549,605	$612,757

Net Income (loss) per common share (basic & diluted)	$0.08	$0.01	$0.09	$0.05	$0.06	$0.06

	AT AUGUST 31,

	2005	2004	2003	2002 (unaudited)	2001 (unaudited)

Total assets	$70,009,919	$21,737,638	$22,984,079	$23,060,145	$14,038,416

Total long-term debt	$3,010,219	$2,405,084		$351,112	$404,445

Total preferred stock *		$1,030,000

Total redeemable common stock	$5,500,000	$0	$0	$0	$0

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Reference is made to the “Risk Factors” outlined in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion as of August 31, 2005, 2004 and 2003 and the corresponding data for (i) the year ended August 31, 2005, and (ii) for the periods from (a) September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and (b) from April 17, 2004 to August 31, 2004 (Darr Successor Period) and for the year ended August 31, 2006 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report.

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

          In evaluating our results of operations and financial performance, our management has used combined results for the fiscal year ended August 31, 2005 as a single measurement period. Due to the Merger, we believe that comparisons between the eleven months ended August 5, 2005 and either Darr’s results for the period from September 1, 2004 to August 5, 2005 or Emtec’s results for the period from August 6, 2005 through August 31, 2005 may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the fiscal year ended August 31, 2005. This combined presentation for the fiscal year ended August 31, 2005 simply represents the mathematical addition of the pre-acquisition results of operations of Darr for the period from September 1, 2004 through August 5, 2005 and the results of operations of Emtec, following the Merger, for the period from August 6, 2005 through August 31, 2005.

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

Comparison of Years Ended August 31, 2005 and 2004

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31,

	2005	2004	Change	%

Revenues	$162,632,042	$129,871,323	$32,760,719	25.2%
Cost of revenues	148,587,442	$117,214,228	31,373,214	26.8%

Gross profit	14,044,600	12,657,095	1,387,505	11.0%
Percent of revenues	8.6%	9.7%

Operating expenses:
Selling, general, and administrative expenses	11,872,766	$10,711,020	1,161,746	10.8%
Management fee – related party	350,000	116,664	233,336	200.0%
Rent expense – related party	180,000	$215,333	(35,333)	-16.4%
Depreciation and amortization	174,944	$75,005	99,939	133.2%

Total operating expenses	12,577,710	11,118,022	1,459,688	13.1%

Pecent of revenues	7.7%	8.6%		0.0%

Operating income	1,466,890	1,539,073	(72,183)	-4.7%
Percent of revenues	0.9%	1.2%

Other expense (income):
Forgiveness of debt	—	($405,652)	405,652	-100.0%
Interest income – related party	—	($21,483)	21,483	-100.0%
Interest income – other	(120,520)	($70,262)	(50,258)	71.5%
Interest expense	611,479	$257,484	353,995	137.5%
Other expense (income)	(303,604)	—	(303,604)	N/A
Loss on sales of land and building	—	—	—	N/A

Income before income taxes	1,279,535	1,778,986	(499,451)	28.1%
Provision for income taxes	452,550	$770,868	(318,318)	-41.3%

Net income	$826,985	$1,008,118	$(181,133)	-18.0%

Percent of revenues	0.5%	0.8%

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

          Selling, General, and Administrative Expenses

          Selling, general and administrative expenses increased by 10.8% or $1.16 million to $11.87 million for the year ended August 31, 2005, compared to $10.71 million for the year ended August 31, 2004. This increase is mainly due to the Merger with Emec on August 5, 2005. Selling, general and administrative expenses associated with Emtec post-merger (Old Emtec) approximated $857,000. Our increase in head count company-wide and the corresponding compensation and benefits expense associated with our long-term investment in new employees also factored into the increase of our selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales decreased to 7.3% from 8.2%.

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

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31,

	2004	2003	Change	%

Revenues	$129,871,323	$97,449,611	$32,421,712	33.3%
Cost of revenues	$117,214,228	87,843,440	29,370,788	33.4%

Gross profit	12,657,095	9,606,171	3,050,924	31.8%
Percent of revenues	9.7%	9.9%

Operating expenses:
Selling, general, and administrative expenses	$10,711,020	8,623,016	2,088,004	24.2%
Management fee – related party	116,664	—	116,664	N/A
Rent expense – related party	$215,333	—	215,333	N/A
Depreciation and amortization	$75,005	125,054	(50,049)	-40.0%

Total operating expenses	11,118,022	8,748,070	2,369,952	27.1%

Percent of revenues	8.6%	9.0%

Operating income	1,539,073	858,101	680,972	79.4%
Percent of revenues	1.2%	0.9%

Other expense (income):
Forgiveness of debt	$(405,652)	—	(405,652)	N/A
Interest income – related party	$(21,483)	—	(21,483)	N/A
Interest income – other	$(70,262)	(48,613)	(21,649)	44.5%
Interest expense	$257,484	42,324	215,160	508.4%
Loss on sales of land and building	—	102,253	—	N/A

Income before income taxes	1,778,986	762,137	1,016,849	133.4%
Provision for income taxes	$770,868	294,747	476,121	161.5%

Net income	$1,008,118	$467,390	$540,728	115.7%

Percent of revenues	0.8%	0.5%

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

          The following are our long-term contractual obligations for leases, debt and other long term liabilities as of August 31, 2005. Other long-term liabilities consist of accrued severance.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Financial Statement Schedules

None.

(c) Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of December 14, 2000, between Registrant, then known as American Geological Enterprises, Inc., and Emtec, Inc.(1)

2.2

Agreement and Plan of Merger, dated as of March 15, 2004, by and among DARR Westwood Technology Corporation, DARR Westwood Acquisition Corporation, the Shareholders of Westwood Computer Corporation Named, Westwood Computer Corporation, and Keith Grabel, as Shareholder’s Agent.(18)

2.3	Agreement and Plan of Merger, dated as of July 14, 2005, by and among the Registrant, Emtec Viasub LLC, and Darr Westwood Technology Corporation.(14)

3.1	Certificate of Incorporation, as amended.(2)

3.2	Amended and Restated Bylaws.(2)

4.1	Certificate evidencing shares of common stock.(2)

10.1	Resale Agreement, dated September 29, 1997, between Registrant and Ingram Micro, Inc.(2)

10.2	Volume Purchase Agreement, dated January 28, 1998, between Registrant and Tech Data Corporation.(2)

10.3	1996 Stock Option Plan, as amended in 1999.(2)

10.4	U.S. Systems Integrator Agreement, dated December 22, 1999, between Cisco System, Inc. and Registrant.(3)

10.5	Sun Microsystem, Inc. Channel Agreement, dated February 1, 2000, between Sun Microsystems, Inc. and Registrant.(5)

Exhibit No.	Description

10.6	IBM Business Partner Agreement, dated May 31, 2000, between International Business Machines Corporation and Registrant.(3)

10.7	Microsoft Certified Partner Agreement, dated December 20, 2000, between Microsoft and Registrant.(3)

10.8	Letter Agreement, dated April 24, 2001, between Novell Inc. and Registrant.(3)

10.9	Citrix Solutions Network Gold Renewal Membership Agreement, dated April 30, 2001, between Citrix Systems, Inc. and Registrant.(3)

10.10	Loan and Security Agreement, dated November 21, 2001, by and between Fleet Capital Corporation and Registrant.(12)

10.11	Agreement for Wholesale Financing, dated November 21, 2001, by and between IBM Credit Corporation and Registrant.(12)

10.12	Subordination Agreement, dated as of November 21, 2001, among Registrant, MRA Systems, Inc., dba GE Access, and Fleet Capital Corporation.(12)

10.13	Intercreditor Agreement, dated as of November 21, 2001, between Fleet Capital Corporation and Ingram Micro, Inc., and accepted by Registrant.(12)

10.14	Asset Acquisition Agreement, dated December 5, 2001, by and between Devise Associates, Inc. and Registrant.(4)

10.15	Lease Agreement, dated January 9, 2002, between Registrant and Vandergrand Properties Co., L.P., for New York, New York facility.(8)

10.16	Lease Agreement, dated March 1, 2002, between Registrant and G. F. Florida Operating Alpha, Inc., for Jacksonville, Florida facility.(8)

10.17	Asset Acquisition Agreement, dated August 12, 2002, by and between Acentra Technologies, Inc. and Registrant.(6)

10.18	Remarketer/Integrator Agreement, dated August 15, 2002, between Dell Marketing L.P. and Registrant.(6)

10.19	Asset Acquisition Agreement, dated August 31, 2002, by and between Turnkey Computer Systems, Inc. and Registrant.(7)

10.20	Lease Agreement, dated November 15, 2002, between Registrant and Hamilton Transit Corporate Center, for warehouse facility in Trenton, New Jersey.(9)

10.21	Lease Agreement, dated April 21, 2003, between V-Sullyfield Properties II LLC and Westwood Computer Corporation, for Chantilly, Virginia facility.(18)

10.22	Lease Agreement, dated July 1, 2003, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility.(18)

10.23	Amendment to Lease Agreement, dated July 14, 2003, between V-Sullyfield Properties II LLC and Westwood Computer Corporation, for Chantilly, Virginia facility.(18)

10.24	Management Services Agreement, dated April 16, 2004, by and between DARR Global Holdings, Inc., and Westwood Computer Corporation.(18)

10.25	Employment Agreement, dated as of April 16, 2004, by and between Keith Grabel and Westwood Computer Corporation.(18)

10.26	Employment Agreement, dated as of April 16, 2004, by and between Mary Margaret Grabel and Westwood Computer Corporation.(18)

Exhibit No.	Description

10.27	Separation Agreement, dated April 16, 2004, between Westwood Computer Corporation and Joyce Tischler.(18)

10.28	Subordinated Note, dated April 16, 2004, in the amount of $750,000, made by DARR Westwood Acquisition Corporation in favor of DARR Westwood LLC.(17)

10.29	Subordinated Note, dated April 16, 2004, in the amount of $750,000, made by DARR Westwood Acquisition Corporation in favor of Four Kings Management LLC.(17)

10.30	5% Junior Subordinated Note, dated April 16, 2004, in the amount of $7,771.63, made by Westwood Computer Corporation in favor of Michael John Grabel.(18)

10.31	5% Junior Subordinated Note, dated April 16, 2004, in the amount of $12,588.89, made by Westwood Computer Corporation in favor of Megan Patricia Grabel.(18)

10.32	5% Junior Subordinated Note, dated April 16, 2004, in the amount of $132,183.32, made by Westwood Computer Corporation in favor of Mary Margaret Grabel.(18)

10.33	5% Junior Subordinated Note, dated April 16, 2004, in the amount of $161,151.16, made by Westwood Computer Corporation in favor of Keith Grabel.(17)

10.34	8% Junior Subordinated Note, dated April 16, 2004, in the amount of $23,314.84, made by Westwood Computer Corporation in favor of Michael John Grabel.(18)

10.35	8% Junior Subordinated Note, dated April 16, 2004, in the amount of $37,766.58, made by Westwood Computer Corporation in favor of Megan Patricia Grabel.(18)

10.36	8% Junior Subordinated Note, dated April 16, 2004, in the amount of $396,549.13, made by Westwood Computer Corporation in favor of Mary Margaret Grabel.(18)

10.37	8% Junior Subordinated Note, dated April 16, 2004, in the amount of $483,452.45, made by Westwood Computer Corporation in favor of Keith Grabel.(17)

10.38	First Amendment to Lease Agreement, dated April 16, 2004, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility.(18)

10.39	Lease Agreement, dated May 20, 2004, between Registrant and Facstore, for office space in Cranford, New Jersey.(10)

10.40	Lease Agreement, dated June 1, 2004, between Registrant and Hamilton Transit Corporate Center, for office space in Trenton, New Jersey.(10)

10.41	Lease Agreement, dated September 2, 2004, between Registrant and GS&T Properties, LLC, for Suwanee, Georgia facility.(11)

10.42	Sublease Agreement, dated November 24, 2004, between Registrant and vFinance, Inc., for office space in New York, New York.(11)

10.43	Amendment to Loan and Security Agreement, dated as of December 10, 2004, between Bank of America Business Capital Corporation and Registrant.(13)

10.44	Lease Agreement, dated January 1, 2005, between Registrant and Select Office Suites, for a sales office space in New York, New York.(11)

10.45	Lease Agreement, dated March 1, 2005, between Twenty Keyland Corporation and Westwood Computer Corporation, for Bohemia, New York facility.(18)

Exhibit No.	Description

10.47	Revocable License Agreement, dated June 1, 2005, between A.M. Property Holding Corporation and Westwood Computer Corporation, for New York, New York facility.(18)

10.48	Employment Agreement, dated as of July 14, 2005, between Registrant and John Howlett.(14)

10.49	Employment Agreement, dated as of July 14, 2005, between Registrant and Ronald Seitz.(14)

10.50

Form of Guaranty issued by Registrant in favor of Four Kings Management LLC, Keith Grabel, Mary Margaret Grabel, Megan Patricia Grabel, Michael John Grabel, Darr Westwood LLC, and Joyce Tischler, dated September, 2005.(18)

10.51	Business Financing Agreement, dated August 5, 2005, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant.(15)

10.52	Agreement for Wholesales Financing, dated August 5, 2005, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant.(15)

10.53	Addendum to Agreement for Wholesales Financing and Business Financing Agreement, dated August 5, 2005, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant.(15)

10.54	Common Stock Purchase Warrant between Registrant and DARR Westwood LLC, dated August 5, 2005.(16)

10.55	Common Stock Purchase Warrant between Registrant and Margaret Grabel, dated August 5, 2005.(16)

10.56	8% Subordinated Promissory Note, dated August 5, 2005, issued by Darr Westwood Technology Corporation in favor of Darr Westwood LLC.(17)

10.57	Assignment of State of New Jersey Contract from Acentra Technologies, Inc. to Registrant.(6)

14.1	Code of Ethics.(10)

21.1	List of Subsidiaries.(18)

23.1	Consent of a Registered Public Accounting Firm

23.2	Consent of a Registered Public Accounting Firm

31.1	Certification of Dinesh R. Desai, Principal Executive Officer of Registrant, dated July 6 2006. Rule 13a-14(a)/15 d-14(a).

31.2	Certification of Stephen C. Donnelly, Principal Financial Officer of Registrant, dated July 6 2006. Rule 13a-14(a)/15 d-14(a).

32.1	Certificate of Dinesh R. Desai, Principal Executive Officer of Registrant, dated July 6 2006. Section 1350.

32.2	Certificate of Stephen C. Donnelly, Principal Financial Officer of Registrant, dated July 6 2006. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated January 17, 2001, filed on January 31, 2001, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10, filed on May 21, 2001,

and incorporated herein by reference.

(3)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form 10, filed on July 12, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 5, 2001, filed on December 20, 2001, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Form 10-K dated March 31, 2001, filed on July 12, 2001, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated August 12, 2002, filed on August 26, 2002, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated August 31, 2002, filed on September 13, 2002, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2002, filed on June 30, 2002, and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2003, filed on July 15, 2003, and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2004, filed on July 14, 2004, and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2005, filed on July 14, 2005, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated November 21, 2001, filed on November 26, 2001, and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 10, 2004, filed on December 14, 2004, and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated July 14, 2005, filed on July 20, 2005, and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, dated June 30, 2005, filed on August 19, 2005, and incorporated herein by reference.

(16)	Previously filed as an exhibit to Registrant’s Tender Offer Statement on Form SC TO-I, filed September 7, 2005, and incorporated herein by reference.

(17)	Previously filed as an exhibit to Amendment to Registrant’s Tender Offer Statement on Form SC TO-I/A, filed September 22, 2005, and incorporated herein by reference.

(18)	Previously filed as an exhibit to Registrant’s Form 10-K, dated August 31, 2005, filed on December 14, 2005, and incorporated herein by reference.

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

/s/ ERNST & YOUNG LLP

Philadelphia, PA
December 2, 2005

REPORT of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Westwood Computer Corporation
11 Diamond Road
Springfield, N.J. 07081

We have audited the accompanying consolidated balance sheet of Westwood Computer Corporation and subsidiary as of August 31, 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year ended August 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westwood Computer Corporation as of August 31, 2003, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Glassel & Bonfiglio, LLC

GLASSEL & BONFIGLIO, LLC

May 15, 2006

EMTEC, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2005 and 2004

	2005	2004

Assets

Current Assets

Cash & cash equivalents	$1,021,237	$1,215,917
Receivables:
Trade, less allowance for doubtful accounts	34,541,373	17,732,321
Others	3,385,891	1,191,658
Inventories, net	5,770,590	524,262
Prepaid expenses	433,238	79,388
Deferred tax asset - current	603,533	172,232

Total Current Assets	45,755,862	20,915,778

Net property and equipment	917,159	350,236
Deferred tax asset - long term	—	154,344
Customer relationships, net	8,592,844	276,276
Goodwill	8,974,610	—

Restricted cash	5,650,000	—
Other assets	119,443	41,004

Total Assets	$70,009,918	$21,737,638

Liabilities and Shareholders’ Equity

Current Liabilities

Line of credit	4,412,526	299,250
Accounts payable - trade	29,738,061	14,259,738
Accounts payable - related party	133,333	33,333
Current portion of long term debt - related party	524,874	349,694
Income taxes payable	828,659	97,786
Accrued liabilities	4,190,728	1,021,994
Due to former stockholders	631,415	664,567
Customer deposits	1,268,672	—
Deferred revenue	1,125,205	385,422

Total Current Liabilities	42,853,473	17,111,784

Accrued severance	380,356	473,489
Deferred tax liability	2,838,298	—
Long term debt - related party	3,010,219	2,405,084

Total Liabilities	49,082,346	19,990,357

Shareholders’ Equity
Redeemable preferred stock, $0.01 par value	—	10
Common Stock $0.01 par value; 25,000,000 shares authorized; 17,232,134 and 9,528,110 shares issued and outstanding at August 31, 2005 and 2004	172,321	95,281

Additional paid-in capital	19,908,779	1,529,709
Retained earnings	846,472	122,281

Total Shareholders’ Equity	20,927,572	1,747,281

Total Liabilities and Shareholders’ Equity	$70,009,918	$21,737,638

The accompanying notes are an integral part of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Periods Ended August 31, 2005, 2004 and 2003

	Year Ended August 31, 2005	Period from April 17, 2004 to August 31, 2004 (Successor Period)	Period from September 1, 2003 to April 16, 2004 (Predecessor Period)	Year Ended August 31, 2003

Revenues	$162,632,042	$41,641,604	$88,229,719	$97,449,611
Cost of revenues	148,587,442	37,617,860	79,596,368	87,843,440

Gross profit	14,044,600	4,023,744	8,633,351	9,606,171

Operating expenses:
Selling, general, and administrative expenses	11,872,766	3,418,755	7,292,265	8,623,016
Management fee – related party	350,000	116,664	—	—
Rent expense – related party	180,000	60,000	155,333	—
Depreciation and amortization	174,944	23,739	51,266	125,054

Total operating expenses	12,577,710	3,619,158	7,498,864	8,748,070

Operating income	1,466,890	404,586	1,134,487	858,101

Other expense (income):
Forgiveness of debt	—	—	(405,652)	—
Interest income – related party	—	—	(21,483)	—
Interest income – other	(120,520)	(25,783)	(44,479)	(48,613)
Interest expense	611,479	184,665	72,819	42,324
Other expense (income)	(303,604)	—	—	—
Loss on sales of land and building	—	—	—	102,253

Income before income taxes	1,279,535	245,704	1,533,282	762,137
Provision for income taxes	452,550	123,423	647,445	294,747

Net income	826,985	122,281	885,837	467,390

Preferred stock dividends	(72,794)	(30,000)	—	—

Net income allocable to common stockholders	$754,191	$92,281	$885,837	$467,390

Net income per common share Basic and Diluted	$0.08	$0.01	$0.09	$0.05

Weighted Average Shares Outstanding
Basic	10,075,520	9,528,110	9,528,110	9,597,871

Diluted	10,108,803	9,528,110	9,528,110	9,597,871

The accompanying notes are an integral part of these consolidated financial statements.

Emtec Inc.
Consolidated Statements of Cash Flows
Periods Ended August 31, 2005, 2004 and 2003

	Year Ended August 31, 2005	Period from April 17, 2004 to August 31, 2004 (Successor Period)	Period from September 1, 2003 to April 16, 2004 (Predecessor Period)	Year Ended August 31, 2003

Cash Flows From Operating Activities

Net income for the year	$826,985	$122,281	$885,837	$467,390

Adjustments to Reconcile Net Income to Net Cash (Used In) Provided by Operating Activities

Forgiveness of debt	—	—	(405,652)	—
Depreciation and amortization	196,755	23,739	51,266	125,054
Loss on sale of land and building	—	—	—	102,253
Deferred income tax (benefit) expense	(147,382)	50,578	58,303	(203,517)
Put option valuation	(303,604)	—	—	—

Changes In Operating Assets and Liabilities
Receivables	(2,118,382)	(6,854,567)	579,725	4,918,052
Inventories	(3,090,989)	(75,838)	622,947	1,290,429
Prepaid expenses and other assets	(21,380)	7,706	(22,063)	45,233
Accounts payable	5,875,608	8,707,348	(1,238,723)	(1,056,019)
Customer deposits	(43,935)	—	—	—
Income Taxes Payable	148,501	—	—	—
Accrued liabilities	1,362,375	(637,962)	765,315	149,630
Deferred compensation	—	—	—	489,465
Deferred revenue	(74,611)	16,815	(125,914)	291,583

Net Cash (Used In) Provided By Operating Activities	$2,609,941	$1,360,100	$1,171,041	$6,619,553

Cash Flows From Investing Activities
Purchases of property and equipment	$(491,310)	$(147,705)	$(45,616)	$(67,593)
Repurchase of treasury stock	—	—	—	(13,670)
Payments from note receivable	—	—	—	(2,706)
Acquisition of businesses, net of cash acquired	(678,875)	(4,917,499)	—	—

Net Cash Used In Investing Activities	$(1,170,185)	$(5,065,204)	$(45,616)	$(83,969)

Cash Flows From Financing Activities
Net Increase (decrease) in line of credit	$4,054,524	$299,250	$(7,121,955)	$—
Proceeds from issuance of common stock	16,671	625,000	—	—
Proceeds from issuance of preferred stock	—	1,000,000	—	—
Proceeds from long-term debt	—	1,500,000	—	—
Repayment of amount due to former stockholders	(33,152)	—	—	—
Increase in restricted cash	(5,350,000)	—	—	—
Repayment of debt	(322,479)	—	—	(44,445)

Net Cash Provided By (Used In) Financing Activities	$(1,634,436)	$3,424,250	$(7,121,955)	$(44,445)

Net (decrease) increase in Cash and Cash Equivalents	$(194,680)	$(280,854)	$(5,996,530)	$6,491,139
Beginning Cash and Cash Equivalents	$1,215,917	$1,496,771	$7,493,301	$1,002,162

Ending Cash and Cash Equivalents	$1,021,237	$1,215,917	$1,496,771	$7,493,301

The accompanying notes are an integral part of these consolidated financial statements.

Emtec Inc.
Consolidated Statement of Changes in Shareholders’ Equity

								Total Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost

	Shares	Amount	Shares	Amount

Predecessor period
Balance at September 1, 2002			9,667,645	$96,676	$770,285	$3,664,339	$(1,767)	$4,529,533
Purchase of treasury stock			(139,535)	(1,395)	1,395		(13,670)	(13,670)
Net income						467,390		467,390

Balance at August 31, 2003			9,528,110	$95,281	$771,680	$4,131,729	$(15,437)	$4,983,253

Capital contribution			—	—	903,811	—	—	903,811
Noncash distribution			—	—	—	(399,587)	—	(399,587)
Net income			—	—	—	885,837	—	885,837

Balance at April 16, 2004			9,528,110	$95,281	$1,675,491	$4,617,979	$(15,437)	$6,373,314

Successor period
Balance at April 17, 2004	1,000	$10	9,528,110	$95,281	$1,529,709	—	—	$1,625,000
Net income	—	—	—	—	—	122,281	—	122,281

Balance at August 31, 2004	1,000	$10	9,528,110	$95,281	$1,529,709	$122,281	$—	$1,747,281

Common stock deemed to be issued in reverse merger			7,676,024	76,760	19,362,670			19,439,430
Dividends on preferred stock						(102,794)		(102,794)
Conversion of preferred stock into debt	(1,000)	(10)			(999,990)			(1,000,000)
Common stock issued upon exercise of options- post merger			28,000	280	16,390			16,670
Net income						826,985		826,985

Balance at August 31, 2005	—	$—	17,232,134	$172,321	$19,908,779	$846,472	$—	$20,927,572

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

14. Accrued Expenses

Accrued expenses consisted of the following at August 31:

	2005	2004

Accrued payroll	$1,042,864	$263,952
Accrued commissions	511,858	334,551
Accrued state sales taxes	579,056	—
Accrued third party service fees	627,526	—
Industrial funding fee	216,126	—
Other accrued expenses	1,213,298	423,491

	$4,190,728	$1,021,994

15. Quarterly Financial Information – (Unaudited)

	Period ended August 31, 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2005

Revenue	$45,528,612	$44,821,474	$29,886,006	$42,395,951	$162,632,042

Gross Profit	$3,753,505	$3,376,432	$3,069,503	$3,845,160	$14,44,600

Net Income (Loss)	$472,111	$225,824	$62,726	$66,324	$826,985

Net Income (Loss) per share:
Basic and Diluted	$0.05	$0.02	$0.01	0.01	$0.08

	Predecessor and Successor periods ended April 16, 2004 and August 31, 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2004

Revenues - Predecessor	$54,525,132	$21,989,226	$11,715,361	$—	$88,229,719
Revenues - Successor	$—	$—	$12,313,070	$29,328,534	$41,641,604

Gross Profit - Predecessor	$4,834,128	$2,619,462	$1,179,761	$—	$8,633,351
Gross Profit- Successor	$—	$—	$1,389,473	$2,634,271	$4,023,744

Net Income (Loss) - Predecessor	$683,152	$46,507	$156,178	$—	$885,837
Net Income (Loss) - Successor	$—	$—	$44,606	$77,675	$122,281

Combined net income	$683,152	$46,507	$200,784	$77,675	$1,008,118

Net Income(Loss) per share:
Basic and Diluted	$0.07	$0.00	$0.02	0.01	$0.11

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

16. Accounts Receivable and Inventory Allowances

The following table provides information regarding accounts receivable and inventory valuation allowance activity for the periods ending August 31, 2005, August 31, 2004, April 16, 2004 and August 31, 2003:

	Receivable Allowance	Inventory Allowance

Balance, September 1, 2002	$180,000	$—

Charged to costs and expenses	20,000	—
Write-offs	—	—

Balance, August 31, 2003	$200,000	—

Charged to costs and expenses	25,000	120,000
Write-offs	—	—

Balance, April 16, 2004	$225,000	$120,000
Charged to costs and expenses	—	—
Write-offs	—	—

Balance, August 31, 2004	$225,000	$120,000
Charged to costs and expenses	—	180,138
Write-offs	—	—

Balance, August 31, 2005	$225,000	$300,138

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

Dated:	July 7, 2006

EMTEC, INC.

		By:	/s/ Dinesh R. Desai

Dinesh R. Desai
Chairman and Chief Executive Officer