Form 10-Q
period 2006-05-31
EMTEC INC/NJ
filed 2006-07-17
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

          As of July 14, 2006 there were outstanding 14,381,286 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EMTEC, INC.
CONSOLIDATED BALANCE SHEET

	May 31, 2006
	(Unaudited)	August 31, 2005

Assets

Current Assets

Cash and cash equivalents	$1,547,889	$1,021,237
Receivables:
Trade, less allowance for doubtful accounts	25,828,142	34,541,373
Others	1,302,090	3,385,891
Inventories, net	2,599,277	5,770,590
Prepaid expenses	481,237	433,238
Deferred tax asset - current	515,878	603,533

Total current assets	32,274,513	45,755,862

Property and equipment, net	1,238,636	917,159
Customer relationships, net	8,158,215	8,592,844
Goodwill	9,014,055	8,974,610
Restricted cash	150,000	5,650,000
Other assets	99,162	119,443

Total assets	$50,934,581	$70,009,918

Liabilities and Stockholders’ Equity

Current Liabilities

Line of credit	$3,563,267	$4,412,526
Accounts payable - trade	20,207,024	29,738,061
Accounts payable - related party	229,166	133,333
Current portion of long term debt	719,356	524,874
Income taxes payable	9,921	828,659
Accrued liabilities	3,826,488	4,190,728
Due to former stockholders	631,415	631,415
Customer deposits	47,131	1,268,672
Deferred revenue	982,996	1,125,205

Total current liabilities	30,216,764	42,853,473

Accrued severance	332,755	380,356
Deferred tax liability	2,757,312	2,838,298
Long term debt	2,320,130	3,010,219

Total liabilities	35,626,961	49,082,346

Stockholders’ Equity
Common stock $0.01 par value; 25,000,000 shares authorized; 17,245,875 and 17,232,134 shares issued and 14,381,286 and 17,232,134 outstanding at May 31, 2006 and August 31, 2005, respectively	172,459	172,321
Additional paid-in capital	19,920,577	19,908,779
Retained earnings	810,631	846,472

	20,903,667	20,927,572
Less: treasury stock, at cost, 2,864,584 shares	(5,596,047)	—

Total stockholders’ equity	15,307,620	20,927,572

Total liabilities and stockholders’ equity	$50,934,581	$70,009,918

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,

	2006	2005	2006	2005

Revenues	$49,962,609	$29,886,005	$176,162,709	$120,236,091
Cost of revenues	44,264,956	26,816,502	157,121,024	110,036,651

Gross profit	5,697,653	3,069,503	19,041,685	10,199,440

Operating expenses:
Selling, general, and administrative expenses	5,087,263	2,527,656	16,889,646	7,952,732
Management fee – related party	87,500	87,500	262,500	262,500
Rent expense – related party	89,322	45,000	266,409	135,000
Depreciation and amortization	238,105	30,047	676,576	83,915

Total operating expenses	5,502,190	2,690,203	18,095,131	8,434,147

Operating income	195,463	379,300	946,554	1,765,293

Other expense (income):
Interest income – other	(7,883)	(32,164)	(31,950)	(67,016)
Interest expense	315,095	274,476	908,860	469,340
Other expense (income)	(291)	(13,090)	(28,607)	(14,044)

(Loss) Income before income taxes	(111,458)	150,078	98,251	1,377,013
Provision (benefits) for income taxes	(48,113)	87,352	134,092	616,352

Net (loss) income	$(63,345)	$62,726	$(35,841)	$760,661

Preferred stock dividends	—	(20,164)	—	(59,835)

Net (loss) income available to common stockholders	$(63,345)	$42,562	$(35,841)	$700,826

Net (loss) income per common share
Basic and diluted	0.00	0.00	0.00	0.07

Weighted average shares outstanding
Basic	14,381,286	9,528,110	15,039,273	9,528,110

Diluted	14,386,171	9,528,110	15,044,332	9,528,110

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	May 31,

	2006	2005

Cash Flows from Operating Activities
Net income (loss)	$(35,841)	$760,661
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Depreciation and amortization	676,573	83,914
Deferred income tax (benefit) expense	6,669	(73,779)
Put option valuation	(11,500)	—
Changes in Operating Assets and Liabilities
Receivables	10,797,032	2,184,125
Inventories	3,171,313	(2,173,038)
Prepaid expenses and other assets	(27,717)	(112,334)
Accounts payable	(9,435,204)	1,831,144
Customer deposits	(1,221,541)	—
Income Taxes Payable	(818,738)	480,023
Accrued liabilities	(352,741)	1,141,273
Deferred compensation	(47,601)	(59,583)
Deferred revenue	(142,209)	(6,425)

Net Cash Provided By Operating Activities	2,558,495	4,055,981

Cash Flows from Investing Activities
Purchases of property and equipment	(563,421)	(221,708)
Decrease in restricted cash	5,500,000	—
Business acquistion costs	(39,445)	(157,739)

Net Cash Provided By (Used In) Investing Activities	4,897,134	(379,447)

Cash Flows from Financing Activities
Net decrease in line of credit	(849,259)	(299,250)
Proceeds from issuance of common stock	11,936	—
Purchase of treasury stock	(5,596,047)	—
Repayment of debt	(495,607)	(322,694)

Net Cash Used In Financing Activities	(6,928,977)	(621,944)

Net Increase in Cash and Cash Equivalents	526,652	3,054,590

Beginning Cash and Cash Equivalents	1,021,237	1,215,917

Ending Cash and Cash Equivalents	$1,547,889	$4,270,507

Supplemental Disclosure of Cash Flow Information
Cash paid during the six months for:
Income taxes	$1,152,419	$307,394

Interest	477,776	210,259

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

2. General

Description of Business

On August 5, 2005, Emtec, Inc. (“Old Emtec”) completed a merger with Darr Westwood Technology Corporation (“Darr”) pursuant to which the two companies merged (the “Merger”) and now operate as a consolidated entity that has retained the name Emtec, Inc. (the “Company” or “Emtec”). Management concluded that the transaction resulted in a change in control of the Company and that the transaction should be accounted for as a reverse merger, whereby Darr was considered the accounting acquirer of Old Emtec for financial reporting purposes. In what was regarded as a recapitalization, the historical stockholders’ equity of Darr, the accounting acquirer, prior to the Merger was retroactively restated for the equivalent number of shares received in the Merger after giving effect to any difference in the par value of Old Emtec’s and Darr’s stock with an offset to paid-in capital. Retained earnings of Darr were carried forward after the Merger. Operations prior to the Merger are those of Darr. Earnings per share for periods prior to the Merger were restated to reflect the equivalent number of shares received in the Merger.

The consolidated financial statements include the accounts and transactions of the combined company for the three and nine months ended May 31, 2006 and only of Darr for the three and nine months ended May 31, 2005.

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

Changes in the carrying amounts of goodwill for the nine months ended May 31, 2006 are as follows:

Balance, beginning	$8,974,610

Adjustment to previously recorded purchase price	39,445

Balance, ending	$9,014,055

3. Earnings Per Share

Basic earnings (loss) per share amounts are computed by dividing net (loss) income available to common stockholders (the numerator) by the weighted average shares outstanding, reduced by treasury shares, (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

Diluted earnings (loss) per share amounts are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options and warrants had been exercised. The assumed conversion of options and warrants resulted in 4,885 and 5,059 additional shares for the three months and nine months ended May 31, 2006, respectively. Outstanding stock warrants to purchase 1,597,921 common shares, as of May 31, 2006, were not included in the computation of diluted earnings per share for the three months and nine months ended May 31, 2006 because the exercise price was greater than the average market price of the Company’s common shares. There were no options or warrants outstanding during the three months and nine months ended May 31, 2005 and therefore no adjustment was made to dilutive earnings per shares during the period.

4. Stock Options and Warrants

The Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the stockholder on May 8, 2006. The 2006 Plan authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,400,000 shares of its common stock for issuance under the 2006 Plan at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company’s common stock). Options under the 2006 Plan typically terminate after 10 years and vest over a four year period. No options were granted or exercised during the three months ended May 31, 2006.

The Company’s 1996 Stock Option Plan (amended in 1999) (the “1996 Plan”) authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,000,000 shares of its common stock for issuance under the 1996 Plan at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company’s common stock). Options under the 1996 Plan typically terminate after 5 years and vest over a four year period. Options were issued by Old Emtec prior to August 5, 2005 and no other options have been issued by the Company. No options were granted or exercised during the three months ended May 31, 2006. Options outstanding and exercisable at May 31, 2006 totaled 6,000 and their weighted average exercise price is $0.29.

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

The Company did not grant any share-based compensation awards during the nine months ended May 31, 2006 and all outstanding stock options as of September 1, 2005 were fully vested, thus no compensation expense was recognized.

In connection with the Merger, stock warrants were issued to the former Darr shareholders that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of the total issued and outstanding shares of the Company’s common stock, measured on a post exercise basis, at any date during the 5 year term of the warrants, which ends August 5, 2010. The aggregate exercise price of these warrants is fixed at $3,695,752. The exercise price per warrant will vary based upon the number of shares issuable under the warrants. The number of shares issuable under the warrants totaled 1,597,921 shares with an exercise price of $2.31 per share as of May 31, 2006. The outstanding stock warrants were anti-dilutive for the three and nine months ended May 31, 2006.

5. Line of Credit

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

On February 13, 2006, the Company entered into an addendum to its credit facility with the Lender. This addendum amended the credit facility by increasing the reserve amount to $5.0 million and the Company paid a waiver fee of $50,000 for its non-compliance with certain financial covenants as of November 30, 2005.

On April 10, 2006, the Company entered into an addendum to its credit facility with the Lender. This addendum amended the Credit Facility by decreasing the reserve amount from $5.0 million to $3.01 million, increasing the time period for eligibility of all U.S. federal government accounts receivable from 90 to 120 days from the date of the invoice, and revised the financial covenants from the quarter ending February 28, 2006 through May 31, 2007. All other terms remain unchanged.

At May 31, 2006, the Company had a $3.56 million outstanding balance under the accounts receivable credit facility, and a $1.37 million (included in the Company’s accounts payable) outstanding balance plus $180,868 in open approvals under the floor plan credit facility with Lender. Net availability of $10.64 million was available under the accounts receivable credit facility, and $19.25 million was available under the floor plan credit facility as of May 31, 2006.

At May 31, 2006, the Company determined that it was in compliance with its financial covenants with the Lender.

6. Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, are comprised of the following:

	For the three months ended May 31,
	2006		2005

Departments of the United States Government	$24,493,972	49.0%	$21,598,052	72.3%
State and Local Governments	$6,121,033	12.3%	$4,793,953	16.0%
Commercial Companies	$12,616,189	25.3%	$1,830,378	6.1%
Education and other	$6,731,415	13.4%	$1,663,622	5.6%

Total Revenues	$49,962,609	100.0%	$29,886,005	100.0%

The Company’s revenues, by client type, are comprised of the following:

	For the nine months ended May 31,
	2006		2005

Departments of the United States Government	$95,548,084	54.2%	$99,536,066	82.8%
State and Local Governments	$22,091,909	12.5%	$10,737,404	8.9%
Commercial Companies	$39,177,781	22.2%	$7,097,798	5.9%
Education and other	$19,344,935	11.1%	$2,864,823	2.4%

Total Revenues	$176,162,708	100.0%	$120,236,091	100.0%

The Company does not require collateral or other security to support credit sales but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Trade receivable are considered delinquent when payment is not received within standard terms of sale and are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases its collection efforts.

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of the accounts. The trade account receivables consist of the following:

	May 31,	August 31,

	2006	2006

Trade receivables	$26,054,071	$34,766,373
Allowance for dountful accounts	(225,929)	(225,000)

Trade receivables, net	25,828,142	34,541,373

7. Inventories

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

The components of inventory are as follows:

	May 31,	August 31,

	2006	2005

Hardware, software, accessories and parts	$2,741,713	$6,070,728
Less: inventory reserve	(142,436)	(300,138)

Net inventories	$2,599,277	$5,770,590

8. Customer Relationships

Customer relationships represent the value ascribed to customer relationships purchased during the Merger. Customer relationships acquired totaled $8,661,712 and are presented on the balance sheet, net of accumulated amortization of $503,497 and $68,868, as of May 31, 2006 and August 31, 2005, respectively.

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	May 31, 2006	August 31, 2005

Accrued payroll	$891,415	$1,042,864
Accrued commissions	$687,692	$511,858
Accrued state sales taxes	$154,078	$366,432
Accrued third party service fees	$455,524	$627,526
Other accrued expenses	$1,637,779	$1,642,048

	$3,826,488	$4,190,728

10. Related Party Transactions

The Company accrues a monthly management fee of approximately $29,166 per the management services agreement between DARR Global Holdings, Inc. and Westwood Computer Corporation, dated April 16, 2004. DARR Global Holdings, Inc. is a management consulting company 100% owned by the Company’s Chief Executive Officer. For each of the three months ended May 31, 2006 and 2005, respectively, the Company recorded $87,500 for this management fee in the accompanying consolidated statements of operations. For each of the nine months ended May 31, 2006 and 2005, respectively, the Company recorded $262,500 for this management fee in the accompanying consolidated statements of operations.

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by officers of the Company. Rent expense was $135,000 for each of the nine months ended May 31, 2006 and 2005, respectively. The facilities consist of office and warehouse space totaling 43,000 square feet, located in Springfield, New Jersey. Management believes the lease payments are at or below market rate for similar facilities.

The Company is occupying approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building. This space is leased from GS&T Properties, LLC, in which certain officers of the Company are passive investors, owning approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the three and nine months ended May 31, 2006, the Company recorded expense under this lease totaling $44,322 and $131,409, respectively. The lease commenced on November 30, 2004 with Old Emtec, and thus there was no related party expense during the nine months ended May 31, 2005.

11. Treasury Stock

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

Merger with Darr

          On August 5, 2005, we completed our merger under the Agreement and Plan of Merger dated as of July 14, 2005 (the “Merger Agreement”), by and among Emtec, Inc., a Delaware corporation (“Old Emtec”), Emtec Viasub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Old Emtec (“MergerCo”), and Darr Westwood Technology Corporation, a Delaware corporation (“Darr”). Pursuant to the terms of the Merger Agreement, Darr merged with and into MergerCo (the “Merger”) and became a part of the consolidated entity that has retained the name Emtec, Inc, ( the “Company”).

          The Merger has been accounted for as a capital transaction followed by a recapitalization. Our management concluded that the transaction resulted in a change in control of the Company and that the Merger should be accounted for as a reverse acquisition. Accordingly, Darr is deemed to be the acquiring company for financial reporting purposes and its financial statements became our historical financial statements. In conjunction with the Merger, we changed our fiscal year end from March 31 to August 31.

Overview of Financial Statements Presented Herein

          The consolidated financial statements include the accounts and transactions of the post-Merger combined company for the three and nine months ended May 31, 2006 and only of Darr for the three and nine months ended May 31, 2005.

Results of Operations

          The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the three months ended May 31, 2006 and 2005.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended May 31,

	2006	% of Revenue	2005	% of Revenue	Change	% Change

Revenues	$49,962,609	100%	$29,886,005	100%	$20,076,604	67.2%
Cost of revenues	44,264,956	88.6	26,816,502	89.7	17,448,454	65.1%

Gross profit	5,697,653	11.4%	3,069,503	10.3%	2,628,150	85.6%

Operating expenses:
Selling, general, and administrative expenses	5,087,263	10.2	2,527,656	8.5	2,559,607	101.3%
Management fee – related party	87,500	0.2	87,500	0.3	—	0.0%
Rent expense – related party	89,322	0.2	45,000	0.2	44,322	98.5%
Depreciation and amortization	238,105	0.5	30,047	0.1	208,058	692.4%

Total operating expenses	5,502,190	11.0%	2,690,203	9.0%	2,811,987	104.5%

Operating income	195,463	0.4	379,300	1.3	(183,837)	(48.5)%

Other expense (income):
Interest income – other	(7,883)	(0.0)	(32,164)	(0.1)	24,281	(75.5)%
Interest expense	315,095	0.6	274,476	0.9	40,619	14.8%
Other expense (income)	(291)	(0.0)	(13,090)	(0.0)	12,799	(97.8)%

Income (loss) before income taxes	(111,458)	(0.2)	150,078	0.5	(261,536)	(174.3)%
Provision (benefits) for income taxes	(48,113)	(0.1)	87,352	0.3	(135,465)	(155.1)%

Net income (loss)	$(63,345)	(0.1)%	$62,726	0.2%	$(126,071)	(201.0)%

Comparison of Three Months Ended May 31, 2006 and 2005

          Total Revenues

          Total revenues increased by 67.2% or $20.07 million to $49.96 million for the three months ended May 31, 2006, compared to $29.89 million for the three months ended May 31, 2005. Total revenue of $49.96 million for the three months ended May 31, 2006 includes $16.83 million of revenues attributed to Old Emtec as a result of the Merger in August 2005. Without this incremental revenue that resulted from the Merger, our total revenue would have increased by 10.9% or $3.25 million to $33.13 million for the three months ended May 31, 2006, compared to $29.89 million for the three months ended May 31, 2005. This increase is primarily attributable to an overall increase in the federal government and commercial business during this quarter which is partially offset by decrease in state and local government business.

          A large portion of our revenue is drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During each of the three months ended May 31, 2006 and 2005, U.S. governmental department and agency related revenues represented approximately 49.0% and 72.3% of total revenues, respectively. The federal government business typically experiences increased activity during the months of August through November.

          Revenues from various commercial, education, state and local clients have increased as a result of the Merger. Our revenues, by client types, are comprised of the following for the three months ended:

	For the three months ended May 31,
	2006		2005

Departments of the United States Government	$24,493,972	49.0%	$21,598,052	72.3%
State and Local Governments	$6,121,033	12.3%	$4,793,953	16.0%
Commercial Companies	$12,616,189	25.3%	$1,830,378	6.1%
Education and other	$6,731,415	13.4%	$1,663,622	5.6%

Total Revenues	$49,962,609	100.0%	$29,886,005	100.0%

          Gross Profit

          Aggregate gross profit increased by 85.6% or $2.63 million to $5.70 million for the three months ended May 31, 2006 as compared to $3.07 million for the three months ended May 31, 2005. This increase is primarily attributable to the Merger. Gross profit associated with the Merger equaled $2.38 million for the three months ended May 31, 2006, which represented approximately 90.5% of our total increase in gross profit. Without this acquisition, our gross profit would have increased by 8.0% or $246,484 for the three months ended May 31, 2006. This increase is primarily attributable to an increase in revenue as discussed in the revenue section.

          Measured as a percentage of revenues, our gross profit margin increased to 11.4% of total revenues for the three months ended May 31, 2006 from 10.3% for the three months ended May 31, 2005. This increase is also mainly attributable to the Merger. Gross profit margin of the Old Emtec business was 14.1% of Old Emtec total revenues for the three months ended May 31, 2006. Excluding Old Emtec’s results, our gross profit margin would have decreased to 10.0% of total revenues for the three months ended May 31, 2006 from 10.3% for the three months ended May 31, 2005. This decrease is mainly due to competitive pressure and aggressive pricing strategies which lowered our margin percentages.

          Factors that may affect gross margins in the future include changes in product margins, rebates and other incentives offered by various manufacturers, changes in technical employee utilization rates, the mix of products and services sold, and the decision to aggressively price certain products and services.

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased by 101.3% or $2.56 million to $5.09 million for the three months ended May 31, 2006, compared to $2.53 million for the three months ended May 31, 2005. This increase is mainly due to the Merger. Selling, general and administrative expenses associated with Old Emtec approximated $2.26 million for the three months ended May 31, 2006. Without this acquisition, our selling, general and administrative expenses would have increased by 11.7%, or $294,714. This increase in selling, general and administrative expenses is mainly due to professional fees of approximately $90,000 related to compliance costs associated with the Securities and Exchange Commission, higher commission and bonus payments and compensation expenses.

         Factors that may in the future have a negative impact on our selling, general and administrative costs include costs associated with marketing and selling activities, compliance costs associated with Securities and Exchange Commission rules and increases in our insurance costs.

          Management Fee-Related Party

          There was no change in the management fee to a related party for the three months ended May 31, 2006 compared to the three months ended May 31, 2005. DARR Global Holdings, Inc. (“DARR Global”) is management services firm 100% owned by our Chief Executive Officer. DARR Global charges the Company a management fee of $350,000 annually.

          Rent Expense-Related Party

          Rent Expense-related party increased by 98.5% or $44,322 to $89,322 for the three months ended May 31, 2006, compared to $45,000 for the three months ended May 31, 2005. The increase in rent expense-related party is due to the Merger and the assumption of the lease from GS&T Properties, LLC, a company in which officers of our company are passive investors, owning approximately 20% equity interest. Under the term of the lease, we occupy approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA. The lease term is for 5 years with monthly base rent of $12,500. During the period ended May 31, 2006, we recorded $44,322 in expense under this lease.

          We also occupy approximately 43,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from Westwood Property Holdings, LLC, in which Keith Grabel, our director and an executive officer, Mary Margaret Grabel, spouse of our director and an executive officer, and David Micales, our Vice President of Operations, are members. The lease term is through April 2009 with monthly base rent of $15,000. During the period ended May 31, 2006, we recorded $45,000 in expense under this lease.

          Depreciation and Amortization

          Depreciation and Amortization expense increased by 692.4% or $208,058 to $238,105 for the three months ended May 31, 2006, compared to $30,047 for the three months ended May 31, 2005. This increase is primarily attributable to the Merger. Old Emtec’s post-Merger depreciation and amortization accounted approximately for $181,909 of increase. Additionally, we made fixed asset acquisitions of $563,421 during the nine months ended May 31, 2006, which increased our depreciation expense. These capital assets acquisitions were primarily for the purchase of computer equipment for internal use, the purchase of software licenses to upgrade our accounting systems, and for furniture and fixtures.

          Intangible assets at May 31, 2006 and August 31, 2005 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $503,497 and $68,868, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $145,089 and $5,453 for each of the three months ended May 31, 2006 and 2005, respectively. Amortization expense of $580,356 is expected to be recorded each year through August 31, 2016, $573,085 for the year ended August 31, 2017, $558,544 for each of the years ended August 31, 2018 and 2019, and $518,755 for the year ended August 31, 2020.

          Interest expense

          Interest expense increased by 14.8% or $40,619 to $315,095 for the three months ended May 31, 2006, compared to $274,476 for the three months ended May 31, 2005. This is mainly due to the addition of Emtec, an average higher balance on our line of credit and a higher interest rate due to an increasing prime rate.

          Income Taxes

          We recorded an income tax benefit of $48,113 for the three months ended May 31, 2006 compared to an income tax expense of $87,352 for the three months ended May 31, 2005. This is primarily due to the loss before income taxes for the current three month period compared to the income before income taxes for the three months ended May 31, 2005.

Comparison of Nine Months Ended May 31, 2006 and 2005

          The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the nine months ended May 31, 2006 and 2005.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended May 31,

	2006	% of Revenue	2005	% of Revenue	Change	% Change

Revenues	$176,162,709	100.0%	$120,236,091	100%	$55,926,618	46.5%
Cost of revenues	157,121,024	89.2	110,036,651	91.5	47,084,373	42.8%

Gross profit	19,041,685	10.8%	10,199,440	8.5%	8,842,245	86.7%

Operating expenses:
Selling, general, and administrative expenses	16,889,646	9.6	7,952,732	6.6	8,936,914	112.4%
Management fee – related party	262,500	0.1	262,500	0.2	—	0.0%
Rent expense – related party	266,409	0.2	135,000	0.1	131,409	97.3%
Depreciation and amortization	676,576	0.4	83,915	0.1	592,661	706.3%

Total operating expenses	18,095,131	10.3%	8,434,147	7.0%	9,660,984	114.5%

Operating income	946,554	0.5	1,765,293	1.5	(818,739)	(46.4)%

Other expense (income):
Interest income – other	(31,950)	(0.0)	(67,016)	(0.1)	35,066	(52.3)%
Interest expense	908,860	0.5	469,340	0.4	439,520	93.6%
Other expense (income)	(28,607)	(0.0)	(14,044)	(0.0)	(14,563)	103.7%

Income before income taxes	98,251	0.1	1,377,013	1.1	(1,278,762)	(92.9)%
Provision for income taxes	134,092	0.1	616,352	0.5	(482,260)	(78.2)%

Net (loss) income	$(35,841)	(0.0)%	$760,661	0.6%	$(796,502)	(104.7)%

          Total Revenues

          Total revenues increased by 46.5% or $55.93 million to $176.16 million for the nine months ended May 31, 2006, compared to $120.24 million for the nine months ended May 31, 2005. This increase is primarily attributable to the Merger. Total additional revenue attributed to this acquisition approximated $57.79 million for the nine months ended May 31, 2006. Without this incremental revenue that resulted from the acquisition, our total revenue would have decreased by 1.5% or $1.86 million for the nine months ended May 31, 2006. This decrease is mainly due to our sale to the United States Department of Agriculture (“USDA”) of approximately $21.79 million during the three months ended May 31, 2005. Without this USDA sale, our total revenue for the nine months ended May 31, 2006 would have increased by $19.9 million. This increase is primarily attributable to an overall increase in the federal government business.

          A large portion of our revenue is drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During the nine months ended May 31, 2006 and 2005, U.S. governmental department and agency related revenues represented approximately 54.2% and 82.8% of total revenues, respectively. The federal government business typically experiences increased activity during the months of August through November.

          Revenues from various commercial, education, state and local clients have increased as a result of the Merger. Our revenues, by client types, are comprised of the following for the nine months ended:

	For the nine months ended May 31,
	2006		2005

Departments of the United States Government	$95,548,084	54.2%	$99,536,066	82.8%
State and Local Governments	$22,091,909	12.5%	$10,737,404	8.9%
Commercial Companies	$39,177,781	22.2%	$7,097,798	5.9%
Education and other	$19,344,935	11.1%	$2,864,823	2.4%

Total Revenues	$176,162,708	100.0%	$120,236,091	100.0%

          Gross Profit

          Aggregate gross profit increased by 86.7% or $8.84 million to $19.04 million for the nine months ended May 31, 2006 as compared to $10.20 million for the nine months ended May 31, 2005. This increase is primarily attributable to Old Emtec’s post-Merger gross profit of $8.12 million for the nine months ended May 31, 2006, which represented approximately 91.9% of our total increase in gross profit. The remainder of the $736,145 increase in our gross profit is attributable to favorable price drops and incentives offered by manufacturers. Overall gross profit for the nine months ended May 31, 2006 includes a reduction in gross profit of approximately $338,000 due to inventory damage that occurred to a large shipment during the quarter ended February 28, 2006.

          Measured as a percentage of revenues, our gross profit margin increased to 10.8% of total revenues for the nine months ended May 31, 2006 from 8.5% for the nine months ended May 31, 2005. This increase is also mainly attributable to the Merger. Gross profit margin of the Old Emtec business equaled to 14.0% of Old Emtec total revenues for the nine months ended May 31, 2006. Without this acquisition, our gross profit margin would have increased to 9.2% of total revenues for the nine months ended May 31, 2006 from 8.5% for the nine months ended May 31, 2005. This percentage increase is primarily attributable to greater selling efforts, favorable price drops and incentives offered by manufacturers. We cannot expect that price drops and incentives are going to repeat in the future.

          Factors that may affect gross margins in the future include changes in product margins, rebates and other incentives offered by various manufacturers, changes in technical employee utilization rates, the mix of products and services sold, and the decision to aggressively price certain products and services.

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased by 112.4% or $8.94 million to $16.89 million for the nine months ended May 31, 2006, compared to $7.95 million for the nine months ended

May 31, 2005. This increase is mainly due to the Merger. Selling, general and administrative expenses associated with Old Emtec approximated $7.15 million for the nine months ended May 31, 2006. Without this acquisition, our selling, general and administrative expenses would have increased by 22.5%, or $1.78 million to $9.74 million for the nine months ended May 31, 2006. This increase in selling, general and administrative expenses is mainly due to the following:

•	Professional fees increased approximately $675,000 due to compliance costs associated with the Securities and Exchange Commission and in connection with the Merger; and

•

Compensation and benefits expense increased approximately $900,000 due to a company wide increase in head count associated with our long-term investment in new employees as well as higher commission costs associated with higher gross profit.

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

          Management Fee-Related Party

          There was no change in the management fee to DARR Global for the nine months ended May 31, 2006 compared to the nine months ended May 31, 2005.

          Rent Expense-Related Party

          Rent Expense-related party increased by 97.3% or $131,409 to $266,409 for the nine months ended May 31, 2006, compared to $135,000 for the nine months ended May 31, 2005. The increase in rent expense-related party is due to the Merger and the assumption of the lease from GS&T Properties, LLC, a company in which officers of our company are passive investors, owning approximately 20% equity interest. Under the term of the lease, we occupy approximately 21,000 square feet of office and warehouse space out of a total of approximately 70,000 square feet in Suwannee, GA. The lease term is for 5 years with monthly base rent of $12,500. During the nine months ended May 31, 2006, we recorded $131,409 in expense under this lease.

          We also occupy approximately 43,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from Westwood Property Holdings, LLC, in which Keith Grabel, our director and an executive officer, Mary Margaret Grabel, spouse of our director and an executive officer, and David Micales, our Vice President of Operations, are members. The lease term is through April 2009 with monthly base rent of $15,000. During the nine months ended May 31, 2006, we recorded $135,000 in expense under this lease.

          Depreciation and Amortization

          Depreciation and Amortization expense increased by 706.3% or $592,661 to $676,576 for the nine months ended May 31, 2006, compared to $83,915 for the nine months ended May 31, 2005. This increase is primarily attributable to the Merger. Old Emtec’s post-merger depreciation and amortization accounted approximately for $521,009 of increase. Additionally, we made fixed asset acquisitions of $563,421 during the nine months ended May 31, 2006, which increased our depreciation expense. These capital assets acquisitions were primarily for the purchase of computer equipment for internal use, the purchase of software licenses to upgrade our accounting systems, and for furniture and fixtures.

          Intangible assets at May 31, 2006 and August 31, 2005 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $503,497 and $68,868, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $434,630 and $16,359 for each of the nine months ended May 31, 2006 and 2005, respectively.

          Interest expense

          Interest expense increased by 93.6% or $439,520 to $908,860 for the nine months ended May 31, 2006, compared to $469,340 for the nine months ended May 31, 2005. This is mainly due to a higher balance on our line of credit and a higher interest rate due to an increasing prime rate, and higher days sales outstanding during the period.

          Income Taxes

          Income taxes decreased by 78.2% or $482,260 to $134,092 for the nine months ended May 31, 2006, compared to $616,352 for the nine months ended May 31, 2005. Income tax expense of $134,092 includes approximately $73,000 in estimated income tax expense related to the IRS income tax audit for the prior years recorded during the three months ended February 28, 2006. Without this income tax expense related to the income tax audit, our income tax expense would have been approximately $61,092. This decrease is primarily attributable to the 92.9% decrease in income before income taxes in the current nine month period compared to the same nine month period in the prior year.

Liquidity and Capital Resources

          Cash and cash equivalents at May 31, 2006 of $1.55 million represented an increase of $526,652 from $1.02 million at August 31, 2005. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit. Borrowings under our line of credit at May 31, 2006 represented a decrease of $849,259 from $4.41 million at August 31, 2005. This increase in cash position and decrease in line of credit balance is primarily attributable to improved days sales outstanding (“DSO”) and open terms offered to us by our suppliers. At May 31, 2006, our working capital was approximately $844,640 less than it was at August 31, 2005.

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

          As of May 31, 2006, we had a $3.56 million outstanding balance under the Credit Facility, a $1.37 million outstanding balance, which is included in our accounts payable, plus $180,868 in open approvals under the Wholesale Agreement with the Lender. Net availability of $10.64 million was available under the Credit Facility, and $19.25 million was available under the Wholesale Agreement.

          As of May 31, 2006, we determined that we were in compliance with our financial covenants with the Lender.

          As of May 31, 2006, we had outstanding balances under our open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of $27.50 million with outstanding principal of approximately $16.15 million. Under these lines, we are obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have material adverse affect our business, result of operations, and financial condition.

          Capital expenditures of $563,421 during the nine months ended May 31, 2006 were primarily for the purchase of computer equipment for internal use, purchase of software licenses to upgrade our accounting systems, and furniture and fixtures. We anticipate our capital expenditures for our fiscal year ending August 31, 2006 will be approximately $650,000, of which approximately $540,000 will be for the upgrade of our organizational computer system, including the implementation and data conversion costs, and the remaining $110,000 will primarily be for the purchase of computer equipment for internal use.

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

          Goodwill and Intangible Assets

          We have adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). As a result, amortization of goodwill was discontinued. Goodwill is the excess of the purchase price over the fair value of the net assets acquired in a business combination accounted for under the purchase method. We test goodwill and indefinite-lived assets for impairment at least annually in accordance with SFAS 142. Currently, we are in the process of finalizing our annual impairment test in accordance with SFAS 142 and will report its results on our 2006 annual report on Form 10K. Intangible assets that have finite useful lives are amortized over their useful lives.

          Intangible assets at May 31, 2006 and August 31, 2005 consisted of the value ascribed to customer relationships. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Item 3. Quantitative and Qualitative Information About Market Risk

          We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at May 31, 2006 was approximately $3.56 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $35,600 annually.

Item 4. Controls and Procedures

          (a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

          (b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K and updated in our Quarterly Report on Form 10-Q for the period ending November 30, 2005.

Item 4. Submission of Matters to a vote by Securities Holders

          The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on May 8, 2006. There were present at the Meeting in person or by proxy shareholders holding an aggregate of 13,906,427 shares of Common Stock of a total number of 14,381,286 shares of Common Stock outstanding and entitled to vote at the Meeting.

1.	Election of Directors.

          The following directors were elected as Class A directors.

NOMINEE	FOR	AGAINST	ABSTENSIONS

Dinesh R. Desai	13,862,200	—	44,227
Brina McAdams	13,862,200	—	44,227
Gregory P. Chandler	13,862,200	—	44,227

          The following director was elected as a Class B director.

NOMINEE	FOR	AGAINST	ABSTENSIONS

Keith Grabel	13,881,200	24,800	427

2.

The stockholders ratified the appointment of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the fiscal year ending August 31, 2006 by the vote set forth below:

FOR	AGAINST	ABSTENSIONS

13,900,633	4,267	1,527

3.	The stockholders approved the 2006 Stock-Based Incentive Compensation Plan by the vote set forth below:

FOR	AGAINST	ABSTENSIONS

13,900,633	4,267	1,527

Item 6. Exhibits

Exhibit 31.1 - Rule 13a-14(a)/15 d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated July 17, 2006.

Exhibit 31.2 - Rule 13a-14(a)/15 d-14(a) Certification of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated July 17, 2006.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated July 17, 2006.

Exhibit 32.2 - Section 1350 Certificate of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated July 17, 2006.

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

Date: July 17, 2006