Form 10-K
period 2006-08-31
EMTEC INC/NJ
filed 2006-12-01
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED AUGUST 31, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO COMMISSION FILE NUMBER: 0-32789

EMTEC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	87-0273300 (I.R.S. Employer Identification No.)
572 Whitehead Road, Bldg. #1 Trenton, New Jersey (Address of principal executive offices)	08619 (Zip Code)

(609) 528-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of class
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2006 was approximately $5,828,544 computed by reference to the closing price of the common stock for that date.

As of November 13, 2006, there were outstanding 14,385,286 shares of the registrant’s common stock.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III—Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders

EMTEC, INC.
2006 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

i

References in this Annual Report to “we,” “us,” or “our” are to Emtec, Inc. and its subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended August 31, 2006 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

ii

PART I

Item 1. Business

Introduction

Emtec, Inc. is an information technology (“IT”) company providing consulting, services and products to commercial and education clients, the U.S. Federal Government, as well as state and local authorities. Our services and products address the technology needs of our clients including communications, data management, enterprise computing, managed services, storage and data center planning and development. Our solutions are crafted to enable our clients to become more efficient and effective, thereby making them more profitable and giving them a competitive advantage. To date, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively seeking to increase the portion of our revenues that are derived from IT services.

Over the past two decades, we have built strong relationships with leading manufacturers, such as Cisco, HP, LENOVO, Microsoft, Sun Microsystems, Dell, and Veritas, thereby enabling us to provide cutting- edge, scalable, reliable and secure solutions. This development along with our background in information technology, positions us as a single-source provider of information systems, and network solutions.

Our clients are primarily large business organizations, federal, state and local governments, local school districts, and other large and mid-sized companies located principally in the New York/New Jersey Metropolitan area and the Southeastern United States. We service our client base from leased facilities in New Jersey, New York, Virginia, Georgia, and Florida as well as five sales offices in the South and Western United States. We provide IT products to federal government civilian and military locations throughout the United States.

Our executive offices are located at 572 Whitehead Road, Building #1, Trenton, New Jersey; telephone: (609) 528-8500. Our website is www.emtecinc.com. We have made available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC. The information on our website is not part of this Annual Report.

Recent Developments

The Merger

On August 5, 2005, we completed our merger pursuant to the Agreement and Plan of Merger dated as of July 14, 2005 (the “Merger Agreement”), by and among Emtec, Inc., a Delaware corporation (“Old Emtec”), Emtec Viasub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Old Emtec (“MergerCo”), and Darr Westwood Technology Corporation, a Delaware corporation (“Darr”). Pursuant to the terms of the Merger Agreement, Darr merged with and into MergerCo (the “Merger”) and became a part of the consolidated entity that retained the name Emtec, Inc. ( the “Company”).

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

Upon completion of the Merger, all of the shares of Darr common stock issued and outstanding immediately prior to the Merger were exchanged for 9,528,110 shares of our common stock and the former Darr stockholders were issued warrants to purchase an additional 10% of our common stock calculated on a fully diluted basis for an aggregate exercise price of $3,695,752, measured on a post exercise basis.

The Darr/Westwood Acquisition

Prior to the Merger, Darr was a holding company formed in April 2004 in order to effectuate the purchase of all of the outstanding capital stock of Westwood Computer Corporation (“Westwood”). Darr’s acquisition of Westwood’s capital stock was completed on April 16, 2004 (the “Westwood Acquisition”). Westwood is engaged in the sale and service of computers and peripherals to customers which include departments of the United States, state and local governments and commercial businesses throughout the United States.It has been recognized as one of the top 20 General Services Administration (“GSA”) vendors in the IT industry during each of the past nine years. Westwood has additional locations in New York and Virginia, as well as five sales offices in the South and Western United States.

The majority of Westwood’s sales are drawn from various U.S. governmental departments and agencies. These customers include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During the last three fiscal years ended on August 31, 2006, August 31, 2005 and 2004, U.S. governmental department and agency related sales accounted for approximately 52.6%, 76.1%, and 75.6% of our total revenues, respectively. The federal government business typically experiences increased activity during the months August through November.

The government utilizes a variety of contracting methods, including negotiated bids, pre-negotiated blanket purchase agreement contracts and open market procurements when purchasing from Westwood. Westwood participate in formal government bids for all contract types, and also processes orders received on existing contracts on an ongoing basis.

Substantially, all of these bids are awarded on a “best value” to the government basis (which depending on the bid can be a combination of price, technical expertise, past performance on other government and commercial contracts and other factors). Westwood seeks to use partner contacts, purchasing power, distribution strength, value-added services and procurement expertise to compete successfully on these bids. These major procurements can generate millions of dollars in annual revenue, span multiple years and provide government personnel with an expedited method of purchasing from Westwood.

Westwood holds a GSA designated Schedule 70 contract for the sale of IT products and services. Schedule 70 contracts are multi-award schedule contracts managed by the GSA IT Acquisition Center. The current contract is valid through March 31, 2007 with two five-year renewals. Additionally, Westwood holds two Indefinite Delivery Indefinite Quantity (“IDIQ”) contracts that are valid for all federal government agencies. An Electronic Commodity Store III (“ECS III”) prime contract issued to Westwood by the National Institute of Health provides various governmental agencies with an efficient cost-effective means for buying commercial products. The ECS-III contract is valid through December 2011. The GSA contracts provide all government agencies, and non governmental agencies authorized by GSA, with an efficient cost- effective means for buying commercial products. GSA and IDIQ purchasers may place unlimited orders for products under GSA and IDIQ contracts. The GSA contracts contain a most favored customer clause requiring us to provide GSA our best pricing. The IDIQ contracts contain similar clauses that require us to maintain pricing on a level similar to GSA with some volume discounting variations allowed by federal acquisition regulations. Westwood is certified as a “small business” on all of these contracts, and that status is valid for the life of the contract, subject to potential regulatory changes that may be implemented by SBA and OFPP requiring recertification based on other criteria. If Westwood’s size status changes relative to any of these contracts, and we were to recertify as a “large business”, the contracts do remain in force. The impact of a change in our current size certification on these contracts and their potential revenue contribution is not considered significant at this time.

Individual GSA eligible ordering agencies may enter into GSA-authorized Blanket Purchase Agreements (“BPAs”) with GSA contract holders. BPA’s are similar to second-tier contracts under a contractor’s GSA contract. BPAs enable agencies to obtain better pricing based on volume ordering and they decrease an agency’s administrative costs by streamlining the ordering process.

Westwood maintains number of Federal Supply Schedule BPAs that are authorized under its GSA Schedule 70 contract. GSA authorized BPAs typically include the same terms and conditions as those applied to standard GSA orders, with agency specific additions. The products offered on the BPAs are typically a subset of the products offered on Westwood’s GSA Schedule, often at prices which are pre-negotiated to be lower than those available on the standard GSA schedules, in return for volume purchasing commitments by the customer. Westwood normally enters into separate agreements with partners to offer reduced BPA prices to the government. The BPAs are agency specific and allow us to focus specific partner relationships on specific customers.

Westwood maintains a Small business designation with the federal government under its GSA Schedule, ECS III, ADMC-2 and all current BPAs held based upon our size status (headcount based) at the time of the contract’s original award date. As a small business, Westwood enjoys a number of benefits, including being able to compete for small business orders, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering government agencies an avenue to meet their internal small business purchase goals.

In certain cases, Westwood initiates contract activity as both a primary contractor and a sub contractor where we are not qualified as a small business based on government criteria that are revenue based or head count based. It is our belief that future growth in headcount will provide sufficient additional capabilities and access to a broader customer base to more than offset any potential loss of business activity that may be based on a small business designation. Westwood expects to continue to operate within business segments as both a large business and a small business simultaneously.

Accounting Treatment

The issuance of our common stock in connection with the Merger gave the former Darr shareholders shares equal to approximately 55.7% of our total outstanding common stock post-merger and resulted in a change of control for Old Emtec. Accordingly, for financial reporting purposes, the Merger was treated as an acquisition of Emtec by Darr and a recapitalization of Darr and the registrant’s historical financial statements for periods prior to the Merger become those of Darr. In addition, for financial accounting purposes, the Westwood Acquisition was treated as an acquisition of Darr by Westwood with the result that the pre-Westwood Acquisition financial statements of Darr, and therefore, the Registrant are those of Westwood. As a result, the consolidated financial statements presented in this report consist of following financial statements:

1.	Emtec for the year ended August 31, 2006 including the accounts and transactions of the company for the period from September 1, 2005 to August 31, 2006;

2.	Darr for the year ended August 31, 2005 (including the accounts and transactions of Old Emtec for the period from August 6, 2005 to August 31, 2005);

3.	Darr (following the Westwood Acquisition on April 16, 2004) for the period from April 17, 2004 to August 31, 2004 (the Darr Successor Period);

4.	Westwood for the period from September 1, 2003 to April 16, 2004 (the Darr Predecessor Period).

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

Regarding the federal government business, the U.S. federal government is one of the largest purchasers of IT products and services in the world and one of the largest users of outside contractors. The use of outside contractors is driven primarily by an effort to address specific skills needed by the federal government. There is high demand requirement for certain service capabilities such as security, storage, networking and integration. Engagements support mission specific goals rather than routine and deferrable office automation efforts. While the government will likely always support small and disadvantaged businesses, efforts toward shared data and IT functions across agencies should increase the need for vendors with scale as prime contractors. Federal IT spending growth is expected to outpace the growth of private sector spending.

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

Pursuing Strategic Acquisitions

We are seeking to expand our service offerings. We plan to enhance our base of technical and sales personnel, and to nurture and expand client relationships by means of acquisitions of companies whose businesses complement our businesses and, in particular, expand into the area of software consulting services. We intend to focus on companies with management teams who are willing to commit to long-term participation in our organization and who share our vision of continued growth.

Capitalizing on Existing Relationships

We have invested in training and committed resources to obtain company certifications from key industry manufacturers, and have entered into agreements with most of these manufacturers, such as Sun Microsystems, IBM, LENOVO, HP, Dell, CISCO, Microsoft, Novell and Citrix. These agreements grant us a nonexclusive right to purchase the manufacturer’s hardware and license its software for our internal business use and for commercial integration and resale. Typically, our agreements with such manufacturers, such as those with Sun Microsystems, IBM, LENOVO, CISCO, Microsoft, Novell and Citrix, provide for a one-year term, renewable by the parties for successive one-year terms and are terminable by either party on prior written notice ranging from 30 to 45 days. They generally do not contain financial terms for resale of the manufacturer’s products, which terms are separately governed by purchase orders.

Moreover, we believe that our history of satisfying the IT product requirements of our larger customers is facilitating the marketing of our broad range of services to this important segment of our clientele.

Our Business

IT Reseller

We are an authorized reseller of the products of many leading IT manufacturers, such as 3Com, CISCO, HP, Lenovo, IBM, Intel, Microsoft, NEC, Veritas, Novell, Dell, and Sun Microsystems. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Our business depends in large part upon our ongoing access to well established aggregators, as well as directly with manufacturers to enable us to acquire IT products at competitive prices and on reasonable terms for resale to our customers. Typically, we have not entered into any long-term supply contacts with any of our suppliers, as we purchase computers, computer systems, components, and parts on a purchase order basis. In general, our agreements with any of our suppliers including manufacturers can be terminated by such companies at any time upon 30 days prior notice.

Through our vendor alliances, we provide our customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing, and delivery. Our relationships with our suppliers allow us to minimize inventory risk by ordering products primarily on an as-needed basis. We believe that in most cases our ability to acquire products on a cost-plus basis affords us the opportunity to avail ourselves of prices lower than those that could be obtained independently from manufacturers or other vendors. We utilize electronic ordering and pricing systems that provide real-time status checks on the aggregators’ inventories and maintain electronic data interchange links to other suppliers. Our sales team is thereby able to schedule shipments more accurately and to provide electronically- generated client price lists.

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

Our IT reseller activities accounted for approximately for 87.6%, 89.9%, 93.0% and 96.0% of our total revenues for the twelve months ended August 31, 2006, August 31, 2005, the period ended August 31, 2004 (successor period), and the period ended April 16, 2004 (predecessor period), respectively.

IT Services

Enterprise Computing Solutions: We offer a full spectrum of IT product acquisition and support services needed to support client/server environments, including product sourcing, network design and implementation, technical support, server consolidation, and clustering and load balancing for high availability.

Managed Services and Staff Augmentation Solutions: We manage and support customers’ networks through the utilization of help desk and network monitoring services as well as through our own on-site engineering resources. This allows organizations to focus the majority of their efforts on their businesses—not on managing their IT infrastructures.

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

Our IT services activities accounted for approximately for 12.4%, 10.1%, 7.0% and 4.0% of our total revenues for the twelve months ended August 31, 2006, August 31, 2005, the period ended August 31, 2004 (successor period) and the period ended April 16, 2004 (predecessor period), respectively.

Backlog

Since the majority of our sales are on a purchase order basis, we do not have a significant backlog of business. Accordingly, backlog is not material to our business or indicative of future sales.

Distribution

Through our vendor alliances, we provide our customers with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing, and delivery. Our relationships with our suppliers allow us to minimize inventory risk by ordering products primarily on an as-needed basis. We believe that in most cases our ability to acquire products on a cost-plus basis affords us the opportunity to avail ourselves of prices lower than those that could be obtained independently from manufacturers or other vendors. We utilize electronic ordering and pricing systems that provide real-time status checks on the aggregators’ inventories and maintain electronic data interchange links to other suppliers. Our sales team is thereby able to schedule shipments more accurately and to provide electronically- generated client price lists. Typically, our agreements with any of our suppliers including manufacturers can be terminated by such companies at any time upon 30 days prior notice.

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

Our marketing division is charged with sales lead generation. Through diverse efforts that include seminars, tradeshows, direct mail, telemarketing, a bi-monthly newsletter, and through our website we create multiple and frequent “touches” of our prospective customers. The primary goal is to increase the number of face to face meeting opportunities between our account team and prospective clients, and to drive additional opportunities through our sales pipeline.

Customers

Our clients are primarily large business organizations, federal, state and local governments, local school districts, and other large and mid-sized companies located principally in the New York/New Jersey Metropolitan area and the Southeastern United States. The majority of our sales are drawn from various civilian and military U.S. governmental departments and agencies. We service our client base from leased facilities in New Jersey, New York, Virginia, Georgia, and Florida as well as five sales offices in the South and Western United States. We provide IT products to federal government civilian and military locations throughout the United States.

Our governmental agency customers include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During the last three fiscal years ended on August 31, 2006, August 31, 2005, and 2004, U.S. governmental department and agency related sales accounted for approximately 52.6%, 76.1%, and 75.6% of our total revenues, respectively. The federal government business typically experiences increased activity during the months August through November.

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

Many of our current and potential competitors have longer operating histories and financial, sales, marketing, technical, and other resources substantially greater than we do. As a result, our competitors may be able to adapt more quickly to changes in client needs or to devote greater resources than we can to the sales of IT products and the provision of IT services. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with our other competitors or with our customers, offering new or improved products and services to our customers or increasing their efforts to gain and retain market share through competitive pricing. Although, we hold a GSA designated Schedule 70 contract, an Electronic Commodity Store III (ECS-III) prime contract and have contracts with the State of New Jersey, Gwinnett County School System, Duval County School System and Tiffany & Co., we typically have no ongoing written commitments from any customers to purchase products, and all product sales are made on a purchase-order basis.

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

Employees

As of November 13, 2006, we employed 208 individuals, including 82 sales, marketing and related support personnel, 73 service and support employees, 30 operations and administration personnel, and 23 employees in accounting, finance, and human resources. We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. We believe that our relations with our employees are good.

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

Our transition from an emphasis on reselling IT products to an emphasis on providing IT services has placed significant demands on our managerial, administrative, and operational resources. Our ability to manage this transition effectively is dependent upon our ability to develop and improve operational, financial, and other internal systems, as well as our business development capabilities, and to attract, train, retain, motivate, and manage our employees. If we are unable to do so, our ability to effectively deliver and support our services may be adversely affected. Further, our transitional efforts to access higher-margin services and consulting revenues may result in reduced IT product sales. If we successfully expand our IT services offerings, periods of variability in utilization may continue to occur. In addition, we are likely to incur greater technical training costs during such periods. Historically, our IT reseller activities accounted for approximately for 87.6%, 89.9%, 93.0% and 96.0% of our total revenues for the twelve months ended August 31, 2006, August 31, 2005, the period ended August 31, 2004 (successor period), and the period ended April 16, 2004 (predecessor period), respectively. In contrast, our IT services activities accounted for approximately for 12.4%, 10.1%, 7.0% and 4.0% of our total revenues for the twelve months ended August 31, 2006, August 31, 2005, the period ended August 31, 2004 (successor period) and the period ended April 16, 2004 (predecessor period), respectively.

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

Our operating results have been, and will continue to be, impacted by changes in technical personnel billing and utilization rates. Moreover, we expect that downward pricing pressure will persist due to the continued commoditization of computer products. Further, there are numerous other factors, which are not within our control that can contribute to fluctuations in our operating results, including the following:

•	patterns of capital spending by customers;

•	the timing, size, and mix of product and service orders and deliveries;

•	the timing and size of new projects, including projects for new customers; and

•	changes in trends affecting outsourcing of IT services.

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

Our credit facility contains financial covenants. As of August 31, 2006, we were in compliance with all our financial covenants. We had $0.88 million and $4.41 million outstanding balances under the accounts receivable credit facility, and $3.25 million and $10.95 million (included in the Company’s accounts payable) outstanding balances plus $788,357 and $2.28 million in open approvals under the floor plan credit facility with Lender at August 31, 2006 and 2005, respectively. Net availability of $14.60 million and $11.16 million was available under the accounts receivable credit facility, and $15.47 million and $6.20 million was available under the floor plan credit facility as of August 31, 2006 and 2005, respectively. However, there can be no assurance that we will be in compliance with all of our financial covenants in future and the Lender will not immediately call for repayment of the outstanding borrowings under the credit facility.

Reduction in or elimination of our credit facilities with our primary trade vendors could have a material adverse effect on our business and operations.

As of August 31, 2006, our open terms credit lines with our primary trade vendors, including aggregators and manufacturers was $27.25 million. Under these credit lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without a notice, and this action could have a material adversely affect our business, result of operations, and financial condition.

Our revenues are derived from a few major customers, the loss of any of which could cause our results of operations to be adversely affected.

A large potion of our revenues is drawn from various civilian and military U.S. governmental departments and agencies. These customers include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture,

Department of Commerce and the GSA. During the last three fiscal years ended on August 31, 2006, August 31, 2005, and 2004, U.S. governmental department and agency related sales accounted for approximately 52.6%, 76.1% and 75.6% of our total revenues, respectively.

Any of the following additional risk factors could have a material negative impact on our business:

•	Seasonality of federal government related business makes future financial results less predictable;

•

Dependent on governments demand for IT products. A material decline in overall sales to the government as a whole, or to a certain key agency thereof, could have a material adverse effect on our results of operations. Several of the key factors in maintaining our relationships with the federal government agencies are:

•	Our performance on individual contracts and delivery orders

•	The strength of our professional reputation

•	The relationships of our key executives with customer personnel

•	Our compliance with complex procurement laws and regulations related to the formation, administration and performance of federal government contracts.

Adverse changes in U.S. Federal Government fiscal spending could have a negative effect on our sales, gross margin, and cash flow.

Changes in U.S. Federal Government spending policies or budget priorities could directly affect our financial performance. Among the factors that could materially harm our business are:

•	a significant decline in spending by the U.S. Federal Government in general or by specific departments or agencies in particular;

•	changes in the structure, composition and/or buying patterns of the U.S. Federal Government;

•	the adoption of new laws or regulations changing procurement practices; or

•	delays in the payment of our invoices by government payment offices.

The U.S. Federal Government’s overall information technology spending for the 2007 fiscal year was announced to be $64 billion. This represents an increase of 2.8% over fiscal year 2006, a significant reduction over the five to six percent increases received in recent years. These or other factors could cause U.S. Federal Government agencies and departments to reduce their purchases under contracts, to exercise their right to terminate contracts, or not to exercise options to renew contracts, any of which would cause us to lose future revenue.

Our quarterly sales and cash flows are volatile, which makes our future financial results difficult to forecast.

Our sales, operating results and cash flows have been, and are expected to continue to be, subject to significant fluctuations from quarter to quarter due to a number of factors including:

•	The seasonality of our business due to the U.S. Federal Government’s buying and funding patterns;

•	Fluctuations in our gross margins due to variations in the mix of products and services sold;

•	The number, size and scope of orders from our customers;

•	Availability of price protection, purchase discounts and rebate programs from vendors;

•	Contractual terms and degree of completion of projects;

•	Changes in our sales cycles as we move towards solution selling; and

•	Changes in accounting rules, such as recording expenses for employee stock option grants and tax accounting principles.

Our recent level of gross margins may not be sustainable. In addition, changes in services gross margin may result from various factors such as changes in the mix between technical support services and advanced services, as well as the timing of service contract initiations, renewals and utilization of service personnel. As a consequence, sales volumes and operating results for future periods are difficult to predict and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

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

Our client engagements entail significant risks and a failure to meet a client’s expectations could materially adversely affect our reputation and business.

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

As a part of our business development strategy, we intend to pursue acquisitions of IT product and service businesses in order to expand our service offerings, to add and enhance our base of technical and sales personnel, or to provide desirable client relationships. The success of this strategy depends not only upon our ability to acquire complementary businesses on a cost-effective basis, but also upon our ability to integrate acquired operations into our organization effectively, to retain and motivate key personnel, and to retain customers of acquired firms. We cannot assure you that we will be able to acquire or integrate such businesses successfully. Furthermore, we cannot assure you that financing for any such acquisitions will be available on satisfactory terms, or that we will be able to accomplish our strategic objectives as a result of any such transaction or transactions. In addition, we expect to compete for attractive acquisition candidates with other companies or investors in the IT industry, which could have the effect of increasing the cost of pursuing our acquisition strategy, or it could reduce the number of attractive candidates to be acquired. Acquisitions also may involve a number of specific risks, including:

•	possible adverse short-term effects on our operating results;

•	dependence on retaining key customers and personnel;

•	diversion of management’s attention;

•	amortization or impairment of acquired intangible assets; and

•	risks associated with unanticipated problems, liabilities, or contingencies.

Acquisitions may also cause us to:

•	issue common stock or preferred stock or assume stock option plans that would dilute current shareholders’ percentage ownership;

•	use cash, which may result in reduction of our liquidity

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that would be subject to impairment testing and potential periodic impairment charges;

•	incur large and immediate write-offs; and

•	become subject to litigation.

Holders of our common stock may face a lack of liquidity.

Our common stock is currently traded on the Over-the-Counter Bulletin Board market. Given the fact that our common stock is thinly traded, there can be no assurance that the desirable characteristics of an active trading market for such securities will ever develop or be maintained. Therefore, each investor’s ability to control the timing of the liquidation of the investment in our common stock will be restricted and an investor may be required to retain his investment in our common stock indefinitely.

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

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased selling, general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of internal control over financial reporting and our external auditors’ audit of that assessment require the commitment of significant financial and managerial resources. Further, our Board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified Board members and executive officers, which could harm our business.

Infrastructure systems consolidation and implementation of new systems at Old Emtec could have a material adverse affect on our business.

We are highly dependent on our infrastructure to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, recognize revenue and otherwise carry on our business in the ordinary course. We are in a process of consolidating our systems and implementing Facts (Accounting System) at Old Emtec. This implementation of Facts is scheduled to occur on December 1, 2006 at all Old Emtec locations and this could result in problems which could disrupt our business and adversely affect our sales and margins.

The potential risks associated with this implementation of Facts are numerous including:

•	difficulties in integrating the system with our current operations;

•	the build-up of excess and obsolete inventory from duplicate orders and higher than usual customer returns;

•	diversion of management’s attention away from normal daily operations of our business;

•	initial dependence on an unfamiliar system while training personnel in its use;

•	additional expenses and cash outlays for the maintenance and upkeep of the software;

•	difficulties in obtaining reports to accurately present our external financial results;

•	increased demand on our support operations; and

•	potential delay in the processing of customer orders for shipment of products.

As a result of the above, our business, operating results and financial condition may have negative adverse impact on future periods.

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

Item 2. Properties

We lease space in six locations. Our corporate headquarters and principal operational facilities are currently located in Trenton, New Jersey. The following table contains certain information about each of our leased facilities:

Address	Size (in square feet)	Monthly Rent	Expiration Date
572 Whitehead Road, Bldg. #1 Trenton, NJ 08619	16,000	$11,600	May 31, 2006(1)
500 Satellite Blvd. Suwanee, GA 30024	21,284	$12,416	November 30, 2009
7843 Bayberry Road, Jacksonville, FL 32256	3,340	$2,218	February 28, 2006
880 Third Avenue, 12th floor New York, NY 10022	7,635	$24,777	June 30, 2008(2)
11 Diamond Road Springfield, NJ 07081	42,480	$15,000	April 30, 2009
14121 Parke Long Court Suite 200 Chantilly, VA 20151	5,837	$8,610	August 31, 2010
352 Seventh Avenue, 17th floor New York, NY 10001	1,600	$7,000	May 31, 2007

(1)	This office is space is currently on a month to month lease term. We have notified our landlord that we will be vacating this space effective December 31, 2006 as we consolidate our offices in our Springfield, NJ facility.

(2)

We assumed this lease on January 9, 2002 in connection with our acquisition of Devise Associates, Inc. We have sub-leased this office space though June 30, 2008 for an approximate monthly rental payment of $15,700.

We believe these facilities will satisfy our anticipated needs for the foreseeable future.

Item 3. Legal Proceedings

In March 2002, Logical Business Solutions, Inc., one of our competitors, instituted an action in the Circuit Court, Fourth Judicial Circuit, in Duval County, Florida, against us and Cheryl Pullen, one of our employees, alleging that we wrongfully interfered with its contractual relationship with one of its customers. The amount of damages was not specified. The litigation is currently in the discovery stage. We believe that the claim is without merit and we intend to vigorously defend ourselves.

We are subject to legal proceedings that arise in the ordinary course of business, but we do not believe these claims will have a material adverse impact on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

The following table sets forth certain information as to each of our executive officers:

Name	Age	Positions and Offices Presently Held
Dinesh R. Desai	56	Chairman of the Board, Chief Executive Officer and President
Brian McAdams	64	Director and Vice Chairman
Keith Grabel	54	Director and President—Sales and Marketing
Stephen C. Donnelly	48	Chief Financial Officer
John P. Howlett	62	Vice Chairman of Corporate Development
Ronald A. Seitz	59	President—Emtec Operations
Philip Spagnola	50	President—Commercial Sales
Sam Bhatt	39	Vice President of Finance and Secretary

Dinesh R. Desai. Since August 5, 2005, Mr. Desai has been Chairman of the Board, Chief Executive Officer and President of the Company. Prior to August 2005 and from 1986, Mr. Desai has been the Chairman and CEO of DARR Global Holdings, Inc., a management consulting firm. Since 2004, he has served as Chairman on the Board of Directors of two private corporations, Westwood Computer Corporation and DARR Westwood Technology Corporation. Mr. Desai was a President, CEO, Co-Chairman and an owner of a privately-held manufacturer, Western Sky Industries (“Western Sky”), of highly engineered, proprietary component parts used primarily in aerospace applications. Western Sky grew from approximately $3mm in revenues to over $170 million in revenues during the 1990’s prior to being sold to McKechnie in 1999. Prior to 1986, Mr. Desai spent twelve years with American Can and Arco Chemical in various management positions, including marketing, manufacturing, finance, planning and research and development. Mr. Desai has also served as a member of the Board of Directors of the Enterprise Center, a Nonprofit Organization. Mr. Desai holds a Bachelor of Science Degree in chemical engineering from the Indian Institute of Technology in Bombay, India, and a Masters of Science Degree in both chemical and industrial engineering from Montana State University. He earned a Masters in Business Administration from Temple University in 1978.

Brian McAdams. Since August 5, 2005, Mr. McAdams has been Director and Vice Chairman of the Company. Prior to August 2005 and from 2001, Mr. McAdams has served as a Senior Partner with DARR Global Holdings, as the Vice Chairman of Westwood Computer Corporation, the CEO of Passport Express Services, Inc., and the CEO of My Help Desk, Inc. He has held prior positions as director at two public companies: Crusader Bank Corporation and National Media Corporation, where he served as both Chairman and CEO.

Keith Grabel. Since August 5, 2005, Mr. Grabel has been Director and President of Sales and Marketing of the Company. Prior to August 2005 and from 2000, Mr. Grabel has held the positions of president and director of Westwood Computer Corporation. For the past year, he has also served as president and director of DARR Westwood Technology Corp. Mr. Grabel graduated from the University of Miami School of Business in 1974.

Stephen Donnelly. Since August 5, 2005 Mr. Donnelly has been the Chief Financial Officer of the Company. Prior to August 5, 2005 and since 2002, Mr. Donnelly has been the Chief Financial Officer of DARR Global Holdings, Inc. a management consulting firm. Since 2004, he has served as an officer for Westwood Computer Corporation. Between 1993 and 2002, Mr. Donnelly worked as a Manager and Managing Director for Acquisition Management Services, Inc., a merger and acquisition advisory firm. Prior to that, he has worked as a Director of Operations for a privately-held human resource and employee benefits software developer and as a Financial Manager for a healthcare organization. Mr. Donnelly began his career with the accounting firm of PriceWaterhouse. He is a Certified Public Accountant with a Bachelor’s degree in Accounting from Villanova University (in 1980).

John P. Howlett. Since January 2006, John P. Howlett has been Vice Chairman of Corporate Development. Prior to January 2006, Mr. Howlett was President of Emtec–Northeast Operations since August 5, 2005. Prior to August 5, 2005 he was our Chairman of the Board and Chief Executive Officer since January 17, 2001 and Chief Executive Officer of Emtec-NJ since August, 1997 and Chairman of Emtec-NJ since August, 1998. He has been a director of Emtec-NJ since October, 1996. Mr. Howlett was the founder (in 1983) of Cranford, New Jersey-based Comprehensive Business Systems, Inc. (CBSI). CBSI primarily provided microcomputer systems, network integration, training, and data communications to mid-size and Fortune 1000 corporations. In October 1996, CBSI merged into Emtec-NJ. Prior to founding CBSI, Mr. Howlett was with the AT&T Long Lines Division for twelve years. He earned a Bachelor of Science degree in Electrical Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana, and a Master of Business Administration degree from Fairleigh Dickinson University in New Jersey. A Vietnam veteran, Mr. Howlett served in the U.S. Army for four years.

Ronald A. Seitz. Since March 2006, Ronald A. Seitz has been President of Emtec Operations. Prior to March 2006, Mr. Seitz was President of Emtec–Southeast Operations since August 5, 2005. Prior to August 5, 2005 he was our President and Chief Operating Officer since February 2003 and Executive Vice-President and a director since January 17, 2001 and Executive Vice President of Emtec-NJ since March, 1996. Prior to that he was the Chief Operating Officer of Emtec-NJ. He has been a director of Emtec-NJ since April, 1995. Mr. Seitz was the founder (in 1980) of Charleston, South Carolina-based Computer Source, Inc. (CSI). CSI primarily provided microcomputer systems, network integration, and data communications to mid-size and Fortune 1000 corporations. In April 1995, CSI merged with Landress Information Systems of Mt. Laurel, New Jersey to become Emtec-NJ. Prior to founding CSI, Mr. Seitz was employed for six years as an engineer with the U.S. government in Washington, DC. He graduated from North Carolina State University with a Bachelor of Science degree and from George Washington University with an MBA in computer science. Mr. Seitz also holds a DMD degree from the Dental School at the Medical University of South Carolina.

Philip Spagnola. Since January 2006, Philip Spagnola has been President of Commercial Sales. Prior to January 2006 he was our Vice President of Sales since February 2005. Previously, Mr. Spagnola held senior management positions at Unisys, Digital Equipment Corporation and General Electric over the past twenty six years. Mr. Spagnola is a 1977 graduate of the University at Albany where he earned a Bachelor of Science degree in Business and earned a Master’s degree in Management from the Hartford Graduate Center in 1984.

Sam Bhatt. Since August 5, 2005, Sam Bhatt has been Vice President of Finance and Secretary. Prior to August 5, 2005 he was our Vice President of Finance and Treasurer of Emtec since January 17, 2001 and of Emtec-NJ since July 2000. Prior to that and from July, 1997, he was Director of Accounting for Emtec-NJ. He also held the positions at Emtec-NJ of Accounting Manager (from 1994 to July, 1997) and of Senior Accountant (from 1992 to 1994). Mr. Bhatt holds a Bachelor of Science Degree in business administration from Drexel University in Pennsylvania and a Diploma in Hotel Management from the Institute of Hotel Management and Catering Technology in Mumbai, India.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over-The-Counter Bulletin Board market under the symbol “ETEC”. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

Three Months Ended	High	Low
August 31, 2006	$1.75	$1.00
May 31, 2006	$1.85	$1.11
February 28, 2006	$2.17	$1.58
November 30, 2005	$2.48	$1.60
August 31, 2005	$2.85	$1.60
May 31, 2005	$2.00	$1.32
February 28, 2005	$3.04	$1.70
November 30, 2004	$2.25	$0.88

The above quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions. They do not necessarily represent actual transactions.

As of November 13, 2006, there were 568 record holders of our common stock, although we believe that beneficial holders approximate 850.

We have not previously declared any dividends. It is not likely that dividends on the shares will be declared in the foreseeable future. Under our current loan agreement, we may not declare any dividends without the consent of our lenders. However, even if our lenders consented, the determination and payment of dividends with respect to the shares in the future will be within the discretion of our board of directors and will depend on our earnings, capital requirements and operating and financial condition, among other factors.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	—	—	—
Equity compensation plans not approved by security holders(2)	2,000	$0.29	656,733
Total	2,000	$0.29	656,733

(1)	The Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the stockholder on May 8, 2006. The 2006 Plan authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,400,000 shares of its common stock for issuance under the 2006 Plan at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company’s common stock). Options under the 2006 Plan may terminate after 10 years and may vest over a four year period. No options were granted or exercised under the 2006 Plan during the year ended August 31, 2006.

(2)

Our 1996 Stock Option Plan (the “Plan”) (amended in 1999) authorizes the granting of stock options to directors and eligible employees. We have reserved 1,000,000 shares of our common stock for issuance under the Plan at prices not less than 100% of the fair value of our common stock on the date of grants (110% in the case of shareholders owning more than 10% of our common stock). As of August 31, 2006, 341,267 options have been exercised under the Plan.

Item 6. Selected Financial Data

The issuance of our common stock in connection with the Merger gave the former Darr shareholders shares equal to approximately 55.7% of our total outstanding common stock post-merger and resulted in a change of control for us. Accordingly, for financial reporting purposes, the Merger was treated as an acquisition of Emtec by Darr and a recapitalization of Darr and the registrant’s historical financial statements for periods prior to the Merger become those of Darr. In addition, for financial accounting purposes, the Westwood Acquisition was treated as an acquisition of Darr by Westwood with the result that the pre-Westwood Acquisition financial statements of Darr, and therefore, the Registrant are those of Westwood. As a result, the consolidated financial statements included in this Form 10-K include (i) the accounts and transactions of Westwood for the period from September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and for Westwood and Darr for the period from April 17, 2004 to August 31, 2004 (Darr Successor Period), (ii) the accounts and transactions of Darr for the period from September 1, 2004 to August 31, 2005 and including the accounts and transactions of Emtec for the period from August 6, 2005 to August 31, 2005 and (iii) Emtec for the year ended August 31, 2006 include the accounts and transactions of the combined company for the period from September 1, 2005 to August 31, 2006.

The following selected consolidated financial data below should be read in conjunction with our consolidated financial statements including the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both elsewhere in this Report. The data as of August 31, 2006 and 2005 and for each of the three years ended August 31, 2006, 2005 and for the periods from September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and from April 17, 2004 to August 31, 2004 (Darr Successor Period) have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report. The data as of August 31, 2003 and for the year ended August 31, 2003 have been derived from our audited financial statements, which are not contained in this Report. The data as of August 31, 2002 and for the year ended August 31, 2002 have been derived from our unaudited financial statements, which are not contained in this Report.

	Years Ended August 31,
			(Successor Period)	(Predecessor Period)
	2006	2005	2004	2004	2003	2002

						(unaudited)
Net revenues	$224,511,942	$162,632,042	$41,641,604	$88,229,719	$97,449,611	$94,165,222
Net Income	$197,915	$826,985	$122,281	$885,837	$467,390	$549,605
Net Income per common share (basic & diluted)	$0.01	$0.08	$0.01	$0.09	$0.05	$0.06
	At August 31,
	2006	2005	2004	2003	2002

					(unaudited)

Total assets	$52,024,813	$70,009,918	$21,737,638	$22,984,079	$23,060,145
Total long-term debt	$2,290,862	$3,010,219	$2,405,084	—	$351,112
Total preferred stock *	—	—	$1,030,000	—	—
Total redeemable common stock	—	$5,500,000	—	—	—

*	Liquidation value of $1,030,000

There was a dividend in the form of the distribution of a note receivable in the amount of $399,958 paid to the shareholders of Westwood on April 15, 2004. There were no other dividends paid to common stockholders during the five year period ended on August 31, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the “Risk Factors” outlined in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion as of August 31, 2006 and 2005 and the corresponding data for (i) the year ended August 31, 2006, (ii) the year ended August 31, 2005, and (ii) for the periods from (a) September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and (b) from April 17, 2004 to August 31, 2004 (Darr Successor Period) have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report.

Overview

We are an information technology company, providing consulting, services and products to commercial and education clients, the U.S. Federal Government as well as state and local authorities. Our services and products address technology needs of our clients including communications, data management, enterprise computing, managed services, storage and data center planning and development. Our solutions are crafted to enable our clients to become more efficient and effective, thereby making them more profitable and giving them a competitive advantage. To date, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively seeking to increase the portion of our revenues that are derived from IT services.

Our primary business objective is to become a leading single-source provider of high quality and innovative IT consulting, services and products. With the Merger, we believe we have created a strong, stable platform for growth and management depth. Through our strategic partners, we have an expanded array of products and technology solutions to offer our clients.

Merger with Darr

On August 5, 2005, we completed our merger under the Agreement and Plan of Merger dated as of July 14, 2005 (the “Merger Agreement”), by and among Emtec, Inc., a Delaware corporation (“Old Emtec”), Emtec Viasub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Old Emtec (“MergerCo”), and Darr Westwood Technology Corporation, a Delaware corporation (“Darr”). Pursuant to the terms of the Merger Agreement, Darr merged with and into MergerCo (the “Merger”) and became a part of the consolidated entity that has retained the name Emtec, Inc. ( the “Company”).

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

Upon completion of the Merger, all of the shares of Darr common stock issued and outstanding immediately prior to the merger were exchanged for 9,528,110 shares of our common stock and the former Darr shareholders were issued warrants to purchase an additional 10% of our common stock calculated on a fully diluted basis for an aggregate exercise price of $3,695,752, measured on a post exercise basis.

Overview of Financial Statements Presented Herein

As previously noted, the Merger was treated as an acquisition of Emtec by Darr and a recapitalization of Darr and the registrant. Darr is deemed to be the acquiring company for financial reporting purposes and Emtec’s historical financial statements for periods prior to the Merger become those of Darr.

In evaluating our results of operations and financial performance, our management has used combined results for the fiscal year ended August 31, 2005 as a single measurement period. Due to the Merger, we believe that comparisons between the eleven months ended August 5, 2005 and either Darr’s results for the period from September 1, 2004 to August 5, 2005 or Emtec’s results for the period from August 6, 2005 through August 31, 2005 may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the fiscal year ended August 31, 2005. This combined presentation for the fiscal year ended August 31, 2005 simply represents the mathematical addition of the pre-acquisition results of operations of Darr for the period from September 1, 2004 through August 5, 2005 and the results of operations of Emtec, following the Merger, for the period from August 6, 2005 through August 31, 2005. The consolidated financial statements for the year ended August 31, 2006 include the accounts and transactions of the post-Merger combined company.

Therefore, the financial statements presented in this Report consist of the following financial statements:

1.	Westwood for the period from September 1, 2003 to April 16, 2004 (Darr Predecessor Period);

2.	Darr (following the Westwood Merger on April 16, 2004) for the period from April 17, 2004 to August 31, 2004 (Darr Successor Period);

3.	Darr for the fiscal year ended August 31, 2005 (including Emtec, following the Merger, for the period from August 6, 2005 to August 31, 2005);

4.	Emtec for the fiscal year ended August 31, 2006 (includes the accounts and transaction of the Company for the period from September 1, 2005 to August 31, 2006).

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

Results of Operations

Comparison of Years Ended August 31, 2006 and 2005

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended August 31, 2006, and 2005. The consolidated financial statements include the accounts and transactions of the Company for the year ended August 31, 2006 and the results of operations for the year ended August 31, 2005 represents results of operations of Darr for the 2005 fiscal year plus the results of operations of Emtec for the period from August 6, 2005 to August 31, 2005.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended August 31,

	2006	2005	Change	%
Revenues	$224,511,942	$162,632,042	$61,879,900	38.0%
Cost of revenues	199,382,350	148,587,442	50,794,908	34.2%

Gross profit	25,129,592	14,044,600	11,084,992	78.9%
Percent of revenues	11.2%	8.6%
Operating expenses:
Selling, general, and administrative expenses	22,098,186	11,858,576	10,239,610	86.3%
Management fee—related party	350,000	350,000	—	0.0%
Rent expense—related party	355,731	194,190	161,541	83.2%
Depreciation and amortization	945,685	174,944	770,741	440.6%

Total operating expenses	23,749,602	12,577,710	11,171,892	88.8%

Pecent of revenues	10.6%	7.7%		0.0%
Operating income	1,379,990	1,466,890	(86,900)	–5.9%

Percent of revenues	0.6%	0.9%
Other expense (income):
Interest income—other	(52,013)	(120,520)	68,507	–56.8%
Interest expense	1,064,703	611,479	453,224	74.1%
Other	(38,619)	(303,604)	264,985	N/A

Income before income taxes	405,919	1,279,535	(873,616)	–68.3%
Provision for income taxes	208,004	452,550	(244,546)	–54.0%

Net income	$197,915	$826,985	$(629,070)	–76.1%

Percent of revenues	0.1%	0.5%

Total Revenues

Total revenues increased by 38.0% or $61.88 million to $224.51 million for the year ended August 31, 2006, compared to $162.63 million for the year ended August 31, 2005. This increase is primarily attributable to the addition of the revenue generated by Old Emtec to the business. Total additional incremental revenue attributed to Old Emtec approximated $71.71 million for the year ended August 31, 2006. Without this incremental revenue that resulted from the acquisition, our total revenue would have decreased by 6.3% or $9.83 million for the year ended August 31, 2006. This decrease is mainly due to a sale of IT products to the United States Department of Agriculture (“USDA”) of approximately $21.79 million which occurred during the three months ended May 31, 2005. Without this USDA sale, our total revenue for the year ended August 31, 2006 would have increased by $11.96 million. This increase is primarily attributable to an overall increase in the federal government business, excluding the impact of the USDA sale.

Revenues from various commercial, education, state and local clients have increased as a result of the Merger. Our revenues, by client types, are comprised of the following for the years ended:

	August 31, 2006		August 31, 2005
Departments of the United States Government	$118,167,014	52.6%	$123,823,906	76.1%
State and Local Governments	25,299,178	11.3%	17,625,586	10.8%
Commercial Companies	51,606,516	23.0%	12,338,163	7.6%
Education and other	29,439,234	13.1%	8,844,387	5.4%

Total Revenues	$224,511,942	100.0%	$162,632,042	100.0%

It is expected that the federal government business will continue to be strong as the company continues to penetrate wider and deeper into various civilian and military agencies. We have broadened the number of contracts (multi-year awards) in which we are participating which may increase our total revenues in upcoming years. We are one of nine awardees in a U.S. Army contract which was recently awarded. We estimate that total funds allocated to this contract where all nine awardees could participate in bidding process may approximate $5.0 billion over 10 years. Additionally, we are currently bidding on several new contracts.

The educational business is expected to be strong during the upcoming year as a result of a Gwinnett County tax initiative to support school district spending passed in November 2006. The passage of this tax initiative should substantially increase Gwinnett County’s IT expenditures.

The state and local government business is expected to improve as the tight budget pressures are being loosened.

The commercial sector is also expected to improve as additional relationships have been and are continuing to be developed. There is a solid well-established client base to which to build upon as the company expands product and service offerings to existing clients as well as develop new relationships in the sizable New Jersey/New York marketplace.

Gross Profit

Aggregate gross profit increased by 78.9% or $11.08 million to $25.13 million for the year ended August 31, 2006 as compared to $14.04 million for the year ended August 31, 2005. This increase is primarily attributable to Old Emtec’s gross profit of $10.49 million for the year ended August 31, 2006, which represented approximately 94.6% of our total increase in gross profit. The remainder of the $595,929 increase in our gross profit is attributable to favorable price drops and incentives offered by manufacturers as well as our continuous focus on selling higher margin products. Overall gross profit for the year ended August 31, 2006 includes a reduction in gross profit of approximately $338,000 due to inventory damage that occurred to a large shipment during the quarter ended February 28, 2006.

Measured as a percentage of revenues, our gross profit margin increased to 11.2 % of total revenues for the year ended August 31, 2006 from 8.6% for the year ended August 31, 2005. This increase is also mainly attributable to the Merger. Gross profit margin of the Old Emtec business equaled to 14.4% of Old Emtec total revenues for the year ended August 31, 2006. Without this acquisition, our gross profit margin would have increased to 9.5% of total revenues for the year ended August 31, 2006 from 8.5% for the year ended August 31, 2005. This percentage increase is primarily attributable to greater selling efforts, favorable price drops and incentives offered by manufacturers. We cannot expect that price drops and incentives are going to repeat in the future.

Factors that may affect gross margins in the future include changes in product margins, rebates and other incentives offered by various manufacturers, changes in technical employee utilization rates, the mix of products and services sold, and the decision to aggressively price certain products and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 86.3% or $10.24 million to $22.10 million for the year ended August 31, 2006, compared to $11.86 million for the year ended August 31, 2005. This increase is mainly due to the Merger. Total additional incremental selling, general and administrative expenses associated with the Merger approximated $8.87 million for the year ended August 31, 2006. Without this acquisition, our selling, general and administrative expenses would have increased by 12.5%, or $1.37 million to $12.39 million for the year ended August 31, 2006. This increase in selling, general and administrative expenses is mainly due to the following:

•	Professional fees increased approximately $675,000 due to compliance costs associated with the SEC and in connection with the Merger; and

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

Management Fee-Related Party

There was no change in the management fee to a related party for the year ended August, 31, 2006 compared to the year ended August 31, 2005. DARR Global Holdings, Inc. (“DARR Global”) is management services firm 100% owned by our Chief Executive Officer. DARR Global charges the Company a management fee of $350,000 annually.

Rent Expense-Related Party

Rent Expense-related party increased by 83.2% or $161,541 to $355,731 for the year ended August 31, 2006, compared to $194,190 for the year ended August 31, 2005. The increase in rent expense-related party is due to the Merger and the assumption of the lease from GS&T Properties, LLC, a company in which officers of our company are passive investors, owning approximately 20% equity interest. Under the term of the lease, we occupy approximately 21,000 square feet of office and warehouse space out of a total of approximately 70,000 square feet in Suwannee, GA. The lease term is for 5 years with monthly base rent of $12,500. During the year ended August 31, 2006, we recorded $175,731 in expense under this lease.

We also occupy approximately 43,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from Westwood Property Holdings, LLC, in which Keith Grabel, our director and an executive officer, Mary Margaret Grabel, spouse of our director, and David Micales, our Vice President of Operations, are members. The lease term is through April 2009 with monthly base rent of $15,000. During the year ended August 31, 2006, we recorded $180,000 in expense under this lease.

Depreciation and Amortization

Depreciation and Amortization expense increased by 440.6% or $770,741 to $945,685 for the year ended August 31, 2006, compared to $174,944 for the year ended August 31, 2005. This increase is primarily attributable to the Merger. Depreciation and amortization expense associated with the Merger accounted approximately for $645,706 of increase. Additionally, we made fixed asset acquisitions of $764,904 during the current fiscal year, which increased our depreciation expense. These capital assets acquisitions were primarily for the purchase of computer equipment for internal use, the purchase of software licenses to upgrade our accounting systems, leasehold improvements, and for furniture and fixtures.

Intangible assets at August 31, 2006 and 2005 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $648,585 and $68,868, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13-15 years. Amortization expense was $579,717 and $61,598 for each of the years ended August 31, 2006 and 2005, respectively.

Interest expense

Interest expense increased by 74.1% or $453,224 to $1.06 million for the year ended August 31, 2006, compared to $611,479 for the year ended August 31, 2005. This is mainly due to a higher balance on our line of credit and a higher interest rate due to an increasing prime rate, and higher days sales outstanding during the period.

Provision for Income Taxes

Income taxes decreased by 54.0% or $244,546 to $208,004 for the year ended August 31, 2006, compared to $452,550 for the year ended August 31, 2005. Income tax expense of $208,004 includes approximately $73,000 in estimated income tax expense related to the IRS income tax audit for the prior years recorded during the three months ended February 28, 2006. Without this income tax expense related to the income tax audit, our income tax expense would have been approximately $135,004. This decrease is primarily attributable to the 76.1% decrease in income before income taxes in the current year compared to the prior year. Effective tax rate for the year ended August 31, 2006, without the income tax expense related to the IRS income tax audit, is 33.3% compared with 35.4% for the year ended August 31, 2005. This is mainly due to a lower effective state income tax rate for current year.

Comparison of Years Ended August 31, 2005 and 2004

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended August 31, 2005, and 2004. For this discussion and analysis we have combined the periods from September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and from April 17, 2004 to August 31, 2004 (Darr Successor Period), and our period from September 1, 2004 to August 31, 2005 represents the results of operations of Darr for the 2005 fiscal year plus the financial statements of Old Emtec for the period from August 6, 2005 to August 31, 2005.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended August 31,

	2005	2004	Change	%
Revenues	$162,632,042	$129,871,323	$32,760,719	25.2%
Cost of revenues	148,587,442	117,214,228	31,373,214	26.8%

Gross profit	14,044,600	12,657,095	1,387,505	11.0%
Percent of revenues	8.6%	9.7%
Operating expenses:
Selling, general, and administrative expenses	11,858,576	10,711,020	1,147,556	10.7%
Management fee—related party	350,000	116,664	233,336	200.0%
Rent expense—related party	194,190	215,333	(21,143)	–9.8%
Depreciation and amortization	174,944	75,005	99,939	133.2%

Total operating expenses	12,577,710	11,118,022	1,459,688	13.1%

Pecent of revenues	7.7%	8.6%		0.0%
Operating income	1,466,890	1,539,073	(72,183)	–4.7%

Percent of revenues	0.9%	1.2%
Other expense (income):
Forgiveness of debt	—	(405,652)	405,652	–100.0%
Interest income—related party	—	(21,483)	21,483	–100.0%
Interest income—other	(120,520)	(70,262)	(50,258)	71.5%
Interest expense	611,479	257,484	353,995	137.5%
Other	(303,604)	—	(303,604)	N/A

Income before income taxes	1,279,535	1,778,986	(499,451)	–28.1%
Provision for income taxes	452,550	770,868	(318,318)	–41.3%

Net income	$826,985	$1,008,118	$(181,133)	–18.0%

Percent of revenues	0.5%	0.8%

Total Revenues

Total revenues, increased by 25.2% or $32.76 million to $162.63 million for the year ended August 31, 2005, compared to $129.87 million for the year ended August 31, 2004. This increase is primarily attributable to an increase in the federal government business including a significant sale to a federal government customer–the USDA of approximately $21.79 million which represented approximately 66% of our total increase in revenue. Additionally, our revenue increased as a result of the Merger. Revenues associated with the Merger equaled to $6.26 million for the year ended August 31, 2005 which represents approximately 19% of the total revenue increase. Other factors which increased revenue include increased service revenue and higher selling efforts.

The federal government business typically experiences increased activity during the months of August through November. We do not expect that significant sales like one discussed above will continue to occur in the future periods.

Gross Profit

Aggregate gross profit increased by 11.0% or $1.39 million to $14.04 million for the year ended August 31, 2005, as compared to $12.66 million for the year ended August 31, 2004. This increase is primarily attributable to significant sale to a federal government customer, the USDA, discussed above in the revenue section, and the gross profit associated with Old Emtec revenues after the Merger. Gross profits associated with USDA sales approximated $814,000, and gross profit associated with the Merger equaled approximately $772,000. Without this one-time sale and the Merger, our aggregate gross profit would have decreased by approximately $200,000. Measured as a percentage of revenues, our gross profit margin decreased to 8.6% of total revenues for the year ended August 31, 2005 from 9.7% for the year ended August 31, 2004. Both of these decreases are mainly due to competitive pressures and aggressive pricing strategies which lowered our gross margins.

Factors that may affect gross margins in the future include changes in product margins, changes in technical employee utilization rates, the mix of products and services sold, and the decision to aggressively price certain products and services.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased by 10.7% or $1.15 million to $11.86 million for the year ended August 31, 2005, compared to $10.71 million for the year ended August 31, 2004. This increase is mainly due to the Merge. Selling, general and administrative expenses associated with the inclusion of the Old Emtec business approximating $857,000. Our increase in head count company-wide and the corresponding compensation and benefits expense associated with our long-term investment in new employees also factored into the increase of our selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of sales decreased to 7.3% from 8.2%.

Factors that may in the future have a negative impact on our selling, general and administrative costs include costs associated with marketing and selling activities, compliance costs associated with SEC rules and insurance markets.

Management Fee-Related Party

Management fee related-party increased by 200% or $233,336 to $350,000 for the year ended August 31, 2005 compared to $116,664 for the year ended August 31, 2004. The increase in the management fee- related party is due to a full year of management fees paid to DARR Global Holdings, Inc. as compared with only a partial year of management fees in 2004. DARR Global Holdings, Inc. is a management consulting company owned by the Company’s Chief Executive Officer.

Rent Expense-Related Party

Rent Expense-Related Party decreased by 9.8% or $21,143 to $194,190 for the year ended August 31, 2005 compared to $215,333 for the year ended August 31, 2004. The decrease in Rent Expense-Related party is due to the decrease in rent for the Springfield, NJ office and warehouse space.

We also occupy approximately 43,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from Westwood Property Holdings, LLC, in which Keith Grabel, our director, Mary Margaret Grabel, spouse of our director, and David Micales, our Vice President of Operations, are members. The lease term is through April 2009 with monthly base rent of $15,000. During the year ended August 31, 2006, we recorded $180,000 in expense under this lease.

In connection with the Merger, we assumed the lease from GS&T Properties, LLC, a company in which officers of our company are passive investors, owning approximately 20% equity interest. Under the term of the lease, we occupy approximately 21,000 square feet of office and warehouse space out of a total of approximately 70,000 square feet in Suwannee, GA. The lease term is for 5 years with monthly base rent of $12,500. During the year ended August 31, 2005, we recorded $14,190 in expense under this lease.

Depreciation and Amortization

Depreciation and Amortization expense increased by 133.2% or $99,939 to $174,944 for the year ended August 31, 2005 compared to $75,005 for the year ended August 31, 2004. This increase is attributable to the Merger. Depreciation and amortization relating to the Old Emtec business accounted approximately for $52,000 of increase. Additionally, we made fixed asset acquisitions of $491,310 during the year ended August 31, 2005, these capital assets acquisitions were primarily for the purchase of computer equipment for internal use, purchase of software licenses to upgrade our computer systems, and for furniture and fixtures, which increased our depreciation expense.

On August 5, 2005, we recorded an Intangible asset, ascribed to a customer relationship of $8,378,166 in connection with the Merger. Intangible assets at August 31, 2005 and 2004 consisted of the value ascribed to customer relationships of $8,661,712, less accumulated amortization of $68,868 and $283,546 less accumulated amortization of $7,270, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13-15 years. Amortization expense was $61,598 and $7,270 for the periods ended August 31, 2005 and August 31, 2004, respectively. Amortization expense of $580,356 is expected to be recorded each year through August 31, 2016, $573,085 for the year ended August 31, 2017, $558,544 for the years ended August 31, 2018 and 2019, and $518,755 for the year ended August 31, 2020.

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

Provision for Income Taxes

Income taxes decreased by 41.3% or $318,318 to $452,550 for the year ended August 31, 2005, compared to $770,868 for the year ended August 31, 2004. This decrease is primarily attributable to the decrease in taxable income. Taxable income decreased by 28.19% or $499,451 to $1.28 million for the year ended August 31, 2005, compared to $1.78 million for the year ended August 31, 2004.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”, (“SFAS No. 154”). SFAS No. 154 changes the requirement for the accounting and reporting of a change in an accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in and enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. If there are changes in net assets as a result of the application of FIN 48 these will be accounted for as an adjustment to retained earnings. Additional disclosures about the amounts of such liabilities will be required also. The Company is required to adopt FIN 48 beginning September 1, 2007. Management is currently assessing the impact of FIN 48 on consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 will be applied prospectively.

Liquidity and Capital Resources

Cash and cash equivalents at August 31, 2006 of $917,683 represented a decrease of $103,554 from $1.02 million at August 31, 2005. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit. Borrowings under our line of credit at August 31, 2006 decreased to $3.53 million from $4.41 million at August 31, 2005. This decrease in our line of credit balance is primarily attributable to improved days sales outstanding and open terms offered to us by our suppliers. At August 31, 2006, our net working capital was approximately $602,084 less than it was at August 31, 2005.

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

As of August 31, 2006, we had a $881,459 outstanding balance under the Credit Facility, a $3.25 million outstanding balance, which is included in our accounts payable, plus $788,357 in open approvals under the Wholesale Agreement with the Lender. As of August 31, 2006, we had net availability of $14.60 million under the Credit Facility, and $15.47 million under the Wholesale Agreement.

As of August 31, 2006, we determined that we were in compliance with our financial covenants with the Lender.

As of August 31, 2006, we had outstanding balances under our open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of $27.50 million with outstanding principal of approximately $13.54 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have material adverse affect our business, result of operations, and financial condition.

Capital expenditures of $764,904 during the year ended August 31, 2006 were primarily for the purchase of computer equipment for internal use, purchase of software licenses to upgrade our accounting systems, and furniture and fixtures. We anticipate our capital expenditures for our fiscal year ending August 31, 2007 will be approximately $450,000, of which approximately $250,000 will be for the upgrade of our organizational computer system, including the implementation and data conversion costs, and the remaining $200,000 will primarily be for the purchase of computer equipment for internal use.

The following are our long-term contractual obligations for leases, debt and other long term liabilities as of August 31, 2006. Other long-term liabilities consist of accrued severance due to a spouse of a former executive and shareholder of Westwood.

	Payments Due By Period:

Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$3,010,218	$719,356	$2,290,862	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	2,191,837	857,912	1,166,495	167,430	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	272,332	133,900	102,000	36,432

Total	$5,474,387	$1,711,168	$3,559,356	$203,862	$—

We anticipate that our primary sources of liquidity in fiscal year 2007 will be cash generated from operations, trade vendor credit and cash available to us under our Credit Facility. Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues. Any loss of clients, whether due to price competition or technological advances, will have an adverse affect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Business—Risk Factors” discussed in our Annual Report on Form 10-K for the year ended August 31, 2006.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, our most critical policies include: revenue recognition, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, and valuation of deferred tax assets.

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

Revenue from the sale of warranties and support service contracts where we are responsible for fulfilling the service requirements of the client are recognized on a straight-line basis over the term of the contract, in accordance with Financial Accounting Standards Board Technical Bulleting No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (“FTB 90-1”).

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

Intangible assets at August 31, 2006 and August 31, 2005 consisted of the value ascribed to customer relationships. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our average balance on the line of credit during fiscal year August 31, 2006 was approximately $5.2 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $52,000 annually.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Emtec, Inc.
Trenton, New Jersey

We have audited the consolidated balance sheet of Emtec, Inc. and Subsidiaries (the “Company”) as of August 31, 2006, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emtec, Inc. and Subsidiaries as of August 31, 2006, and the results of their operations and their cash flows for the year ended August 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Blue Bell, Pennsylvania
November 17, 2006

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

/s/ ERNST & YOUNG LLP

Philadelphia, PA
December 2, 2005

EMTEC, INC.
CONSOLIDATED BALANCE SHEET
August 31, 2006 and 2005

	2006	2005
Assets
Current Assets
Cash and cash equivalents	$917,683	$1,021,237
Receivables:
Trade, less allowance for doubtful accounts	27,424,737	34,541,373
Others	2,478,004	3,385,891
Inventories, net	1,295,364	5,770,590
Prepaid expenses	681,831	433,238
Deferred tax asset—current	636,183	603,533

Total current assets	33,433,802	45,755,862
Property and equipment, net	1,316,089	917,159
Customer relationships, net	8,013,127	8,592,844
Goodwill	9,014,055	8,974,610
Restricted cash	150,000	5,650,000
Other assets	97,751	119,443

Total assets	$52,024,824	$70,009,918

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit	$881,459	$4,412,526
Accounts payable—trade	23,355,126	29,738,061
Accounts payable—related party	254,166	133,333
Current portion of long term debt—related party	719,356	524,874
Income taxes payable	85,732	828,659
Accrued liabilities	3,443,829	4,190,728
Due to former stockholders	631,415	631,415
Customer deposits	693,383	1,268,672
Deferred revenue	1,069,020	1,125,205

Total current liabilities	31,133,486	42,853,473
Accrued severance	272,332	380,356
Deferred tax liability	2,785,606	2,838,298
Long term debt—related party	2,290,862	3,010,219

Total liabilities	36,482,286	49,082,346

Stockholders’ Equity
Common stock $0.01 par value; 25,000,000 shares authorized; 17,249,875 and 17,232,134 shares issued and 14,385,286 and 17,232,134 outstanding at August 31, 2006 and 2005, respectively	172,499	172,321
Additional paid-in capital	19,921,699	19,908,779
Retained earnings	1,044,387	846,472

	21,138,585	20,927,572
Less: treasury stock, at cost, 2,864,589 shares	(5,596,047)	—

Total stockholders’ equity	15,542,538	20,927,572

Total liabilities and stockholders’ equity	$52,024,824	$70,009,918

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED STATEMENT OF INCOME
Periods Ended August 31, 2006, 2005 and 2004

	Year Ended August 31, 2006	Year Ended August 31, 2005	Period from April 17, 2004 to August 31, 2004 (Successor Period)	Period from September 1, 2003 to April 16, 2004 (Predecessor Period)
Revenues	$224,511,942	$162,632,042	$41,641,604	$88,229,719
Cost of revenues	199,382,350	148,587,442	37,617,860	79,596,368

Gross profit	25,129,592	14,044,600	4,023,744	8,633,351
Operating expenses:
Selling, general, and administrative expenses	22,098,186	11,858,576	3,418,755	7,292,265
Management fee—related party	350,000	350,000	116,664	—
Rent expense—related party	355,731	194,190	60,000	155,333
Depreciation and amortization	945,685	174,944	23,739	51,266

Total operating expenses	23,749,602	12,577,710	3,619,158	7,498,864

Operating income	1,379,990	1,466,890	404,586	1,134,487
Other expense (income):
Forgiveness of debt	—	—	—	(405,652)
Interest income—related party	—	—	—	(21,483)
Interest income—other	(52,013)	(120,520)	(25,783)	(44,479)
Interest expense	1,064,703	611,479	184,665	72,819
Other	(38,619)	(303,604)	—	—

Income before income taxes	405,919	1,279,535	245,704	1,533,282
Provision for income taxes	208,004	452,550	123,423	647,445

Net income	$197,915	$826,985	$122,281	$885,837

Preferred stock dividends	—	(72,794)	(30,000)	—

Net income available to common stockholders	$197,915	$754,191	$92,281	$885,837

Net income per common share
Basic and Diluted	$0.01	$0.08	$0.01	$0.09

Weighted Average Shares Outstanding
Basic	14,671,170	10,075,520	9,528,110	9,528,110

Diluted	14,672,838	10,108,803	9,528,110	9,528,110

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Periods Ended August 31, 2006, 2005 and 2004

	Year Ended August 31, 2006	Year Ended August 31, 2005	Period from April 17, 2004 to August 31, 2004 (Successor Period)	Period from September 1, 2003 to April 16, 2004 (Predecessor Period)
Cash Flows From Operating Activities
Net income	$197,915	$826,985	$122,281	$885,837
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Forgiveness of debt	—	—	—	(405,652)
Depreciation and amortization	945,685	196,755	23,739	51,266
Deferred income tax (benefit) expense	(85,342)	(147,382)	50,578	58,303
Put option valuation	(11,500)	(303,604)	—	—
Changes In Operating Assets and Liabilities
Receivables	8,024,523	(2,118,382)	(6,854,567)	579,725
Inventories	4,475,226	(3,090,989)	(75,838)	622,947
Prepaid expenses and other assets	(226,894)	(21,380)	7,706	(22,063)
Accounts payable	(6,262,102)	5,875,608	8,707,348	(1,238,723)
Customer deposits	(575,289)	(43,935)	—	—
Income taxes payable	(742,927)	148,501	—	—
Accrued liabilities	(735,399)	1,362,375	(637,962)	765,315
Deferred compensation	(108,024)	—	—	—
Deferred revenue	(56,185)	(74,611)	16,815	(125,914)

Net Cash Provided By Operating Activities	4,839,687	2,609,941	1,360,100	1,171,041

Cash Flows From Investing Activities
Purchases of property and equipment	(764,904)	(491,310)	(147,705)	(45,616)
Acquisition of businesses, net of cash acquired	(39,445)	(678,875)	(4,917,499)	—

Net Cash Provided By (Used In) Investing Activities	(804,349)	(1,170,185)	(5,065,204)	(45,616)

Cash Flows From Financing Activities
Net increase (decrease) in line of credit	(3,531,067)	4,054,524	299,250	(7,121,955)
Proceeds from issuance of common stock	13,098	16,671	625,000	—
Proceeds from issuance of preferred stock	—	—	1,000,000	—
Proceeds from long-term debt	—	—	1,500,000	—
Repayment of amount due to former stockholders	—	(33,152)	—	—
Decrease (increase) in restricted cash	5,500,000	(5,350,000)	—	—
Purchase of treasury stock	(5,596,047)	—	—	—
Repayment of debt	(524,875)	(322,479)	—	—

Net Cash (Used In) Provided By Financing Activities	(4,138,891)	(1,634,436)	3,424,250	(7,121,955)

Net decrease in Cash and Cash Equivalents	(103,554)	(194,680)	(280,854)	(5,996,530)
Beginning Cash and Cash Equivalents	1,021,237	1,215,917	1,496,771	7,493,301

Ending Cash and Cash Equivalents	$917,683	$1,021,237	$1,215,917	$1,496,771

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,152,865	$417,056	$433,000	$345,000

Interest	755,618	355,474	52,500	28,000

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock, at at Cost	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Predecessor period
Balance at August 31, 2003	—	$—	9,528,110	$95,281	$771,680	$4,131,729	$(15,437)	$4,983,253
Capital contribution	—	—	—	—	903,811	—	—	903,811
Noncash distribution	—	—	—	—	—	(399,587)	—	(399,587)
Net income	—	—	—	—	—	885,837	—	885,837

Balance at April 16, 2004	—	—	9,528,110	$95,281	$1,675,491	$4,617,979	$(15,437)	$6,373,314
Successor period
Balance at April 17, 2004	1,000	10	9,528,110	95,281	1,529,709	—	—	1,625,000
Net income	—	—	—	—	—	122,281	—	122,281

Balance at August 31, 2004	1,000	$10	9,528,110	$95,281	$1,529,709	$122,281	$—	$1,747,281
Common stock deemed to be issued in reverse merger	—	—	7,676,024	76,760	19,362,670	—	—	19,439,430
Dividends accrued on preferred stock	—	—	—	—	—	(102,794)	—	(102,794)
Conversion of preferred stock into debt	(1,000)	(10)	—	—	(999,990)	—	—	(1,000,000)
Common stock issued upon exercise of options—post merger	—	—	28,000	280	16,390	—	—	16,670
Net income	—	—	—	—	—	826,985	—	826,985

Balance at August 31, 2005	—	$—	17,232,134	$172,321	$19,908,779	$846,472	$—	$20,927,572
Purchase of treasury stock	—	—	—	—	—	—	(5,596,047)	(5,596,047)
Common stock issued upon exercise of options—post merger	—	—	17,741	178	12,920	—	—	13,098
Net income	—	—	—	—	—	197,915	—	197,915

Balance at August 31, 2006	—	$—	17,249,875	$172,499	$19,921,699	$1,044,387	$(5,596,047)	$15,542,538

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

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

Accordingly, the historical financial statements of Emtec are considered to be those of Darr for all periods presented. The consolidated financial statements presented in this report consist of following financial statements:

1. Emtec for the year ended August 31, 2006 includes the accounts and transactions of the combined company for the period from September 1, 2005 to August 31, 2006;

2. Darr for the year ended August 31, 2005 (includes accounts and transactions of Emtec for the period from August 6, 2005 to August 31, 2005);

3. Darr (following the Westwood Merger on April 16, 2004) for the period from April 17, 2004 to August 31, 2004 (Darr Successor Period);

4. Westwood for the period from September 1, 2003 to April 16, 2004 (the Darr Predecessor Period).

The notes to the consolidated financial statements refer to the following defined periods ended: August 31, 2006, August 31, 2005, August 31, 2004, and April 16, 2004.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Emtec, Inc. (New Jersey Corporation), Emtec Viasub LLC, and Emtec Viasub’s wholly owned subsidiary Westwood Computer Corporation (“Westwood”) and Westwood’s wholly owned subsidiary, Westwood Solutions LLC. Significant intercompany account balances and transactions have been eliminated in consolidation.

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, receivable valuations, impairment of goodwill and other long lived assets, and income taxes. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. The Company reviews these matters and reflects changes in estimates as appropriate. Actual results could differ from those estimates.

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

The Company has restricted cash from time to time during the year. The Company recorded restricted cash of $150,000 and $5,650,000 at August 31, 2006 and 2005, respectively. Restricted cash of $150,000 at August 31, 2006 and 2005 is to obtain a letter of credit required as a security deposit for a real estate lease and $5,500,000 at August 31, 2005 represents cash earmarked to fund a self tender offer that was initiated on September 7, 2005 in connection with the merger. At August 31, 2005 cash that has not been released by the finance company totaled to $476,290.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable The Company’s revenues, by client type, are comprised of the following:

	For the Periods Ended
	August 31, 2006		August 31, 2005		August 31, 2004		April 16, 2004
Departments of the United States Government	$118,167,014	52.6%	$123,823,906	76.1%	$31,463,023	75.6%	$66,663,466	75.6%
State and Local Governments	25,299,178	11.3%	17,625,586	10.8%	3,571,827	8.6%	7,567,943	8.6%
Commercial Companies	51,606,516	23.0%	12,338,163	7.6%	4,580,576	11.0%	9,705,269	11.0%
Education and other	29,439,234	13.1%	8,844,387	5.4%	2,026,178	4.9%	4,293,041	4.9%

Total Revenues	$224,511,942	100.0%	$162,632,042	100.0%	$41,641,604	100.0%	$88,229,719	100.0%

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

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of the accounts. The trade account receivables consist of the following:

	August 31,
	2006	2005
Trade receivables	$27,541,825	$34,766,373
Allowance for doubtful accounts	(117,088)	(225,000)

Trade receivables, net	$27,424,737	$34,541,373

Fair Value of Financial Instruments

The carrying amounts of accounts receivable, other receivables, accounts payable, accrued expenses and customer deposits approximate fair value because of their short-term nature. The carrying amount of the line of credit and long-term debt approximates their fair value because the interest rates reflect rates the Company would be able to obtain on debt with similar terms and conditions.

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

•

There are occasions when a customer requests a transaction on a “bill & hold” basis. The Company follows the SAB 104 criteria and recognizes revenue from these sales prior to date of physical delivery only when all the criteria of SAB 104 are met. At August 31, 2006 and 2005, accounts receivable related to bill and hold sales totaled $144,369, and $221,255, respectively. Total revenues from bill and hold sales were $835,870 and $768,726 with a gross profit of $121,632 and $86,860 which was included in the results of operations for the year ended August 31, 2006, and 2005, respectively. The Company does not modify its normal billing and credit terms for these customers. The customer is invoiced at the date of revenue recognition when all of the criteria have been met.

The Company has experienced minimal customer returns. Since all eligible projects must be returned to the Company with 30 days from the date of the invoice, the Company reduces the product revenue and cost of goods in each accounting period based on the actual returns that occurred in the next 30 days after the close of the accounting period.

Service and consulting revenue include time billings based upon billable hours charged to the customers, fixed price short-term projects, hardware maintenance contracts, and manufacturer support service

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

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

Revenue from the sale of warranties and support service contracts where the Company is responsible for fulfilling the service requirements of the client are recognized on a straight-line basis over the term of the contract, in accordance with Financial Accounting Standards Board Technical Bulleting No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (FTB 90-1).

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

Rebates

Rebates received on products purchased are recorded in the accompanying consolidated statements of income as a reduction of the cost of revenues in accordance with Emerging Issues Task Force Abstract No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). At August 31, 2006 and August 31, 2005, approximately $1,946,469 and $2,117,290, respectively, of rebates receivable were recorded in accounts-receivable-other in the accompanying consolidated balance sheets.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, which generally are three to five years. Maintenance and repair costs are charged to expense as incurred. The cost and accumulated depreciation relating to property and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gains or losses are credited or charged to income.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and as a result, goodwill is not amortized but tested for impairment annually or more

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

frequently if events or changes in circumstances indicate that the asset might be impaired. The Company set an annual impairment testing date of June 1. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

Changes in the carrying amounts of goodwill for the year ended August 31, 2006 and 2005 are as follows:

	2006	2005
Balance, beginning	$8,974,610	$—
Goodwill acquired during the year	—	8,974,610
Adjustment to previously recorded purchase price	39,445	—

Balance, ending	$9,014,055	$8,974,610

For the year ended August 31, 2006, the Company determined that segment reporting of its business activities is not required under SFAS 131 due to the similarity in economic and business characteristics of its operating segments that allow for aggregation as one business unit. Therefore, the entire Company is considered one reporting unit for purposes of impairment testing under SFAS 142. The Company performed an impairment test as of June 1, 2006, based on a market approach that uses our market capitalization at that date as the fair value of the Company. Under this method, we compare the fair value of the reporting unit to its carrying value inclusive of goodwill. The fair value of the Company exceeded the carrying value, thus the Company determined that there was no impairment.

Identifiable Intangible Asset

On August 5, 2005, the Company allocated $8,378,166 of the purchase price associated with the acquisition of Old Emtec to customer relationships. Aggregate customer relationships at August 31, 2006 and 2005 amounted to $8,661,712 less accumulated amortization of $648,585 and $68,868, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13-15 years.

	2006	2005
Gross carrying amount	$8,661,712	$8,661,712
Less accumulated amortization	648,585	68,868

Balance, ending	$8,013,127	$8,592,844

Amortization expense was $579,717, $61,598 and $7,270 for the periods ended August 31, 2006, 2005 and 2004, respectively. Amortization expense of $580,356 is expected to be recorded each year through August 31, 2016, $573,085 for the year ended August 31, 2017, $558,544 for the years ended August 31, 2018, and 2019, and $518,755 for the year ended August 31, 2020.

Long lived assets including customer relationships and property and equipment are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $904,886, $551,065, $200,690, and $217,557 for the periods ending August 31, 2006, August 31, 2005, August 31, 2004 and April 16, 2004, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. We receive marketing development funds from various manufacturers which are also included in selling, general and administrative expense.

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

Stock-Based Compensation

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

The Company did not grant any share-based compensation awards during the year ended August 31, 2006 and all outstanding stock options as of September 1, 2005 were fully vested, thus no compensation expense was recognized.

Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.

Earnings Per Share

Basic earnings per share amounts are computed by dividing net income available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

Diluted earnings per share amounts are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options and warrants had been exercised. The assumed conversion of options and warrants resulted in 1,669 and 33,284 additional dilutive shares for the years ended August 31, 2006 and 2005, respectively. Outstanding stock warrants to purchase 1,598,365 and 1,914,682 common shares as of August 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share for the years ended August 31, 2006 and 2005 because the exercise price was greater than the average market price of the Company’s common shares.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”, (“SFAS No. 154”). SFAS No. 154 changes the requirement for the accounting and reporting of a change in an accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in and enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. If there are changes in net assets as a result of the application of FIN 48 these will be accounted for as an adjustment to retained earnings. Additional disclosures about the amounts of such liabilities will be required also. The Company is required to adopt FIN 48 beginning September 1, 2007.

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

Management is currently assessing the impact of FIN 48 on consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 will be applied prospectively.

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

The aggregate purchase price was $20,275,670 based on the fair value of the consideration, which consisted of: $19,266,820 for 7,676,024 shares of common stock of Old Emtec deemed to be issued at $2.51 per share, $172,612 for stock options deemed to be issued, $315,104 for put warrants deemed to be issued under a self tender offer and $521,134 of acquisition costs incurred by Darr. The Company accounted for the acquisition under the purchase method, whereby, amounts were assigned to assets acquired and liabilities assumed based on their respective fair values, on the date of merger. Management determined the fair value of Old Emtec’s identifiable net assets on August 5, 2005 was $11,458,800, which resulted in an excess purchase price over fair value of net assets acquired of $8,816,870, which was recognized as goodwill.

The allocation of purchase price by significant component is as follows:

Accounts and other receivables	$16,884,901
Inventories	2,155,339
Deferred tax asset—current	267,574
Prepaid expenses	354,260
Property and equipment	210,770
Customer relationships	8,378,166
Other assets	356,651
Accounts payable	(9,702,715)
Other current liabilities	(4,469,849)
Deferred tax liabilities	(2,976,297)

Fair value of net assets acquired	$11,458,800
Purchase price	20,275,670

Excess purchase price	$8,816,870

The value of the deemed put warrants issued was estimated on the date of grant (August 5, 2005) using a Black-Scholes option pricing model. Under the Black-Scholes model, the total value of the put

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

options was $315,104. Key assumptions used in the model included: exercise price–$1.92 per share, stock price–$2.15 per share, expected volatility of 0.869; risk free rate of 4.5% and dividend yield of 0.0%. At August 31, 2005, the value of the put options was estimated to be $11,500 and was determined based on the same key assumptions with a stock price of $2.40 per share. In connection with the change in value, the Company recorded other income of $303,600 in the consolidated statement of income. The deemed put warrants expired in October 2005 upon completion of the Company’s self tender offer described further in Note 18.

On April 16, 2004, the Darr purchased substantially all of the net assets of Westwood for $6,697,816. Prior to the acquisition, the Company had no operating history. The acquisition was accounted for under the purchase method of accounting and allowed the Company to enter into the computer and peripheral sales and service industry. The accompanying financial statements present the results of operations for the period from September 1, 2003 to April 16, 2004 under the Predecessor’s basis of accounting (Predecessor Period) and for the period from April 17, 2004 to August 31, 2004 under the Company’s basis of accounting (Successor Period). The purchase price consisted of cash of $5,245,222, assumed notes payable of $1,254,778 and related acquisition costs of $197,816.

The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, on the date of purchase, as follows:

Current assets	$14,152,360
Customer relationships	283,546
Property and equipment	188,420
Deferred tax assets	377,154
Other assets	58,038
Current liabilities	(7,853,970)
Accrued severance	(507,732)

Net assets acquired	$6,697,816

On March 1, 2005, Darr acquired selected assets of Proven Technology LLC, a provider of data storage solutions including hardware, software and support services for $162,610. The acquisition was accounted for under the purchase method of accounting and allowed the Company to enter into the data storage market. The purchase price was allocated to assets acquired, which consisted of property and equipment of $4,871 based on their respective fair values on the date of purchase. There were no liabilities assumed in the transaction and the excess of purchase price over the estimated fair value of assets acquired totaled $157,739 and is recorded as goodwill.

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

The pro forma condensed results of operations for the twelve month period ended August 31, 2004 include a nonrecurring gain of $405,652 recorded by the accounting acquirer.

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

4. Property and Equipment

Property and equipment consisted of the following at August 31:

	August 31, 2006	August 31, 2005	Estimated Life In Years
Leasehold improvements	$310,562	$197,903	4.67
Computer equipment	$797,246	$572,728	3 to 5
Furniture and fixtures	$123,194	$31,156	3 to 5
Automobiles	$69,062	$72,956	3 to 5
Software	$508,094	$172,410	3 to 5

	$1,808,159	$1,047,153
Less accumulated depreciation	$(492,070)	$(129,994)

Property and Equipment, net	$1,316,089	$917,159

Depreciation expense was $365,968, $113,525, $16,469, and $51,266 for the periods ended, August 31, 2006, August 31, 2005, August 31, 2004 and April 16, 2004, respectively.

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

On April 10, 2006, the Company entered into an addendum to its credit facility with the Lender. This addendum amended the Credit Facility by decreasing the reserve amount from $5.0 million to $3.0 million, increasing the time period for eligibility of all U.S. federal government accounts receivable from 90 to 120 days from the date of the invoice, and revised the financial covenants from the quarter ended February 28, 2006 through May 31, 2007. All other terms remain unchanged.

The Company had $881,459 and $4,412,526 outstanding balances under the accounts receivable credit facility, and $3.25 million and $10.95 million (included in the Company’s accounts payable) outstanding balances plus $788,357 and $2.28 million in open approvals under the floor plan credit facility with Lender at August 31, 2006 and 2005, respectively. Net availability of $14.60 million and $11.16 million was available under the accounts receivable credit facility, and $15.47 million and $6.20 million was available under the floor plan credit facility as of August 31, 2006 and 2005, respectively.

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

6. Commitments and Contingencies

The Company leases its operating facilities, certain sales offices and transportation equipment under noncancelable operating lease agreements that expire on various dates through August 31, 2010. Rent expense was $857,121, $385,990, $118,958 and $222,329 for the periods ending August 31, 2006, August 31, 2005, August 31, 2004, and April 16, 2004, respectively, and is recorded in general and administrative expenses and in rent expense–related party on the consolidated statements of income.

The following are our contractual obligations associated with lease commitments. We lease warehouse and office facilities, vehicles and certain office equipment under noncancellable operating leases. Future minimum lease payments under such leases are as follows:

Fiscal Years
2007	$857,912
2008	735,018
2009	431,476
2010	167,172
2011	258

Total	$2,191,836

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

During the fiscal 2006 year, Westwood was audited by the IRS. The IRS audited the last two predecessor tax years ended April 16, 2004. With one exception, all tax matters identified by the IRS have been settled with appropriate adjustments recorded in the current tax expense for the year ended August 31, 2006. The one unsettled matter currently involves a disagreement with the IRS over the valuation of real property sold by Westwood to a related party during Westwood’s 2003 fiscal year. The IRS has initially asserted that the Company’s property valuation and resulting taxable gain was understated by $1.5 million. Discussions with the IRS auditor are continuing, however, the Company believes that it has adequately supported the valuation of the transaction and reported the appropriate income taxes.

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

7. Accrued Severance

The Company was counterparty to deferred compensation arrangements with a spouse (as beneficiary) of a former officer and a former stockholder of Westwood during the periods ended April 16, 2004 and August 31, 2003. Commensurate with the acquisition of Westwood on April 16, 2004, the arrangement with the spouse was forfeited in exchange for a separation agreement. The agreement provides quarterly severance payments to the beneficiary of $22,000 to $33,900 through February 2009. In connection with the exchange, the Company recorded forgiveness of debt of $405,652 for the difference between the estimated present value of future cash flows and the forfeited deferred compensation arrangement and the separation agreement during the period ended April 16, 2004. The Company’s liability at August 31, 2006 and 2005 was $272,332 and $380,356, respectively for the separation agreement. The deferred compensation arrangement between the Company and former stockholder of Westwood was forfeited without recompense. In connection with this forfeiture, the Company recorded a contribution to capital of $1,507,181, net of income tax effect, during the period ended April 16, 2004.

8. Long-Term Debt

The Company’s long-term debt at August 31, consists of the following:

	2006	2005
5% junior subordinated notes payable to former stockholders of Westwood	$219,586	$313,695$
8% junior subordinated notes payable to former stockholders of Westwood	313,694	627,389
8% junior subordinated notes payable to Darr Westwood LLC, a related entity	1,102,794	1,102,794
Subordinate note payable to Darr Westwood LLC, a related entity	750,000	750,000
Subordinate note payable to Four Kings Management	606,000	714,000
GMAC Note	18,144	27,215

Total debt	3,010,218	3,535,093

Less current portion	(719,356)	(524,874)

Long-term debt, net of current portion	$2,290,862	$3,010,219

The 5% junior subordinated notes payable to the former stockholders of Westwood requires annual principal payments of $94,108 plus accrued interest in April 2007. Annual principal payments of $62,739 plus accrued interest are due in April 2008 and April 2009.

The 8% junior subordinated notes payable to the former stockholders of Westwood require principal payments of $156,847 plus accrued interest due semiannually commencing October 2004.

The 8% junior notes payable to Darr Westwood LLC is due in April 2009 with accrued interest payable annually in August of 2008 and annually thereafter. These notes were issued in exchange for 1,000 shares outstanding of series A redeemable preferred stock of Darr in conjunction with the August 5, 2005 merger. Interest expense was $89,449 and $6,372 for the periods ended August 31, 2006 and August 31, 2005, respectively, all of which is accrued at the end of each respective period.

The subordinated note payable to Darr Westwood LLC bears interest at a rate equal to the prime rate, as published in the Wall Street Journal, plus 4%, not to exceed 10%. Annual principal payments are due in April 2007 ($194,482), April 2008 ($323,859) and April 2009 ($231,659). Accrued interest is payable annually beginning in March 2007 through April 2009. The Company is obligated under this note to pay additional interest in the form of a fee based on achieving certain levels of revenue, as defined. The fee, if any, is limited to $120,000 per year and is payable in March 2008 and April 2009. Interest expense was $191,931, $202,870 and $69,879 for the periods ended August 31, 2006, August 31, 2005 and August 31, 2004, respectively, all of which is accrued at the end of each respective period.

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

The subordinated note payable to Four Kings Management, LLC (Four Kings) bears interest at a rate equal to the prime rate, as published in the Wall Street Journal, plus 4%, not to exceed 10%. Interest is payable monthly. Monthly principal payments of $9,000 began in May 2005 and continue through March 2009. The remaining balance plus accrued interest is due in April 2009. The Company is obligated under this note to pay additional interest in the form of a fee based on achieving certain levels of revenue, as defined. The fee, if any, is payable quarterly and is limited to $120,000 per year. Officers of Westwood own membership interests in Four Kings. Interest expense was $182,786, $202,203 and $69,879 for the periods ended August 31, 2006, August 31, 2005 and 2004, respectively, of which $25,254, $32,198 and $27,217 is accrued at the end of the respective period.

Principal maturities of long-term debt at August 31, 2006 are as follows $719,356, $503,670 and $1,787,192 for the respective years ended August 31, 2007 through August 31, 2009.

9. Income Taxes

Income tax expense (benefit) for the periods ended August 31, 2006, August 31, 2005, August 31, 2004, and April 16, 2004 consists of the following:

	Year Ended August 31, 2006	Year Ended August 31, 2005	Successor Period	Predecessor Period
Current provision:
Federal	$395,102	$499,144	$56,208	$454,620
State	$(101,757)	136,284	16,637	134,522

	293,345	635,428	72,845	589,142
Deferred provision (benefit):
Federal	(77,628)	(141,485)	39,029	45,019
State	(7,713)	(41,393)	11,549	13,284

	(85,341)	(182,878)	50,578	58,303

	$208,004	$452,550	$123,423	$647,445

A reconciliation of the federal statutory provision to the provision for financial reporting purposes is as follows:

	Year Ended August 31, 2006	Year Ended August 31, 2005	Successor Period	Predecessor Period
Statutory federal tax provision	$138,010	$435,043	$83,539	$521,316
State income taxes net of federal	30,484	69,696	14,823	92,503
Fair value adjustment of deemed put warrants	—	(103,225)	—	—
Federal tax assesment related to IRS audit	72,963	—	—	—
Other permanent difference	(33,453)	51,036	25,061	33,626

Provision for income taxes	$208,004	$452,550	$123,423	$647,445

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

The tax effects of temporary differences that give rise to significant portions net of deferred tax assets and deferred tax liabilities at August 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Trade receivables	$171,329	$249,595
Inventories	185,080	358,996
Accrued liabilities	382,580	453,665
Deferred Revenue	113,036
Goodwill	64,001	74,998
Property and equipment	42,071	44,113
	$958,097	$1,181,367

Deferred tax liabilities:
Customer Relationships	$(3,107,521)	$(3,330,347)
Deferred revenue	—	(85,785)

	$(3,107,521)	$(3,416,132)

Net deferred tax (liability) asset	$(2,149,423)	$(2,234,765)

10. Retirement Plan

The Company’s wholly-owned subsidiary, Emtec, Inc. (NJ corp.) sponsors a 401(k) plan for all employees who are at least 20 years of age with at least 6 months of service. Eligible employees may contribute 2% to 15% of their annual compensation to the plan. The Company matches 25% of the first 6% of employee plan contributions and could contribute additional amounts at its discretion. Participants are vested 20% for each year of service and are fully vested after 5 years. The Company adopted the provisions of this plan in conjunction with the August 5, 2005 merger.

The Company’s wholly-owned subsidiary, Westwood maintains a defined contribution 401(k) pension plan. Contributions are based on up to 1% of each covered employees salary.

The Company’s 401(K) match expense totaled $125,251, $50,448, $13,317, and 19,333 for the periods ending August 31, 2006, August 31, 2005, August 31, 2004 and April 16, 2004, respectively. The expense is included in selling, general and administrative expenses in the consolidated statements of income.

11. Stock Options and Warrants

The Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the stockholders on May 8, 2006. The 2006 Plan authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,400,000 shares of its common stock for issuance under the 2006 Plan at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company’s common stock). Options under the 2006 Plan typically may terminate after 10 years and may vest over a four year period. No options were granted or exercised during the year ended August 31, 2006.

The Company’s 1996 Stock Option Plan (amended in 1999) (the “1996 Plan”) authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,000,000 shares of its common stock for issuance under the 1996 Plan at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company’s common stock). Options under the 1996 Plan typically terminate after 5 years and vest

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

over a four year period. Options were issued by Old Emtec prior to August 5, 2005 and no other options have been issued by the Company. No additional options were granted during the year ended August 31, 2006. Option activity is summarized as follows:

For the Year Ended August 31, 2006
Options Outstanding—September 1, 2005	92,453
Options Granted	—
Options Exercised	17,741
Options Forfeited or Expired	72,712

Options Outstanding—August 31, 2006	2,000

Options outstanding and exercisable at August 31, 2006 totaled 2,000 and their weighted-average exercise price is $0.29.

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

The Company did not grant any share-based compensation awards during the year ended August 31, 2006 and all outstanding stock options as of September 1, 2005 were fully vested, thus no compensation expense was recognized.

In connection with the Merger, stock warrants were issued to the former Darr shareholders that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of the total issued and outstanding shares of the Company’s common stock, measured on a post exercise basis, at any date during the 5 year term of the warrants, which ends August 5, 2010. The aggregate exercise price of these warrants is fixed at $3,695,752. The exercise price per warrant will vary based upon the number of shares issuable under the warrants. The number of shares issuable under the warrants totaled 1,598,365 and 1,914,682 shares with an exercise price of $2.31 and $1.93 per share as of August 31, 2006 and August 31, 2005, respectively. The outstanding stock warrants were anti-dilutive for the year ended August 31, 2006 and 2005 because the exercise price was greater than the average market price of the Company’s common shares.

12. Equity

In connection with the August 5, 2005 merger, the 500 aggregate shares of outstanding Darr class A and B common stock were exchanged for 9,528,110 shares of the Company’s common stock. The accompanying consolidated financial statements reflect the retroactive effects of the recapitalization.

Concurrent with the purchase of Westwood, Darr authorized 5,000 shares and issued 1,000 shares of series A redeemable preferred stock for $1,000,000. Series A redeemable preferred stock was senior to all securities outstanding. The holders of series A redeemable preferred stock were entitled to dividends at a rate of 8% per annum. Dividends were cumulative and were due and payable after April 2008. The series A redeemable preferred stock had no voting rights and was redeemable at the option of the Company commencing April 17, 2009 at 100% of its liquidation value. The liquidation value of series A redeemable preferred stock was equal to $1,000 per share plus accumulated but unpaid dividends. The outstanding shares of series A redeemable preferred stock were exchanged for notes payable in connection with the August 5, 2005 acquisition: total notes payable issued was $1,102,794, which represented the liquidation value of preferred stock on that date.

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

13. Supplemental Cash Flow Information

Supplemental noncash investing and financing activities for the periods ended August 31, 2006, August 31, 2005, August 31, 2004 and April 16, 2004 were as follows:

Capital contribution: The deferred compensation arrangement between the Company and former stockholder of Westwood was forfeited without recompense. In connection with this forfeiture, the Company recorded a contribution to capital of $1,507,181, net of income tax effect, during the period ended April 16, 2004.

Issuance of long-term debt: Issuance of long-term debt with a face value of $1,102,794 at an 8% annual rate to former preferred stockholders in full redemption of preferred stock previously issued by Darr at April 16, 2004.

14. Related Party Transactions

During the period ended April 16, 2004, the Company held a note receivable from a company controlled by former stockholders of Westwood which was repaid through periodic payments. The note receivable was distributed to the former stockholders of Westwood through a dividend on April 16, 2004. Interest income recorded on this note for the period ended April 16, 2004 totaled $21,483.

The Company accrues a monthly management fee of approximately $29,166 per the management services agreement between DARR Global Holdings, Inc. and Westwood Computer Corporation, dated April 16, 2004. DARR Global Holdings, Inc. is a management consulting company 100% owned by the Company’s Chief Executive Officer. For each of the periods ended August 31, 2006, August 31, 2005 and August 31, 2004, the Company recorded $350,000, $350,000 and $116,664, respectively for this management fee in the accompanying consolidated statements of operations. At August 31, 2006, and August 31, 2005, $254,166 and $133,333 of the fee is included in accounts payable–related party.

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by officers of the Company. Rent expense recorded for the period ended August 31, 2006, August 31, 2005, August 31, 2004, and April 16, 2004 totaled $180,000, $180,000, $60,000, and $155,333, respectively. The facilities consist of office and warehouse space totaling 43,000 square feet, located in Springfield, New Jersey. Management believes the lease payments are at or below market rate for similar facilities.

The Company is occupying approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building. This space is leased from GS&T Properties, LLC, in which certain officers of the Company are passive investors, owning approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the period ended August 31, 2006 and August 31, 2005, the Company recorded expense under this lease totaling $175,731 and $14,190, respectively. The lease commenced on November 30, 2004 with Old Emtec, and thus there was no related party recorded prior to the Merger.

15. Accrued Liabilities

Accrued liabilities consisted of the following:

	August 31, 2006	August 31, 2005
Accrued payroll	$873,248	$1,042,864
Accrued commissions	637,771	511,858
Accrued state sales taxes	211,710	366,432
Accrued third party service fees	130,933	627,526
Other accrued expenses	1,590,167	1,642,048

	$3,443,829	$4,190,728

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

16. Quarterly Financial Information—(Unaudited)

	Period Ended August 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2006
Revenue	$84,780,685	$41,419,415	$49,962,609	$48,349,233	$224,511,942
Gross Profit	8,222,167	5,121,865	5,697,653	6,087,907	25,129,592
Net Income (Loss)	$416,040	$(388,536)	$(63,345)	$233,756	$197,915
Net Income (Loss) per share:
Basic and Diluted	$0.03	$(0.03)	$0.00	$0.02	$0.01

	Period Ended August 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2006
Revenue	$45,528,612	$44,821,474	$29,886,005	$42,395,951	$162,632,042
Gross Profit	3,753,505	3,376,432	3,069,503	3,845,160	14,044,600
Net Income	$472,111	$225,824	$62,726	$66,324	$826,985
Net Income per share:
Basic and Diluted	$0.05	$0.02	$0.01	$0.01	$0.08

17. Allowance for Doubtful Accounts

The following table provides information regarding accounts receivable allowance for doubtful accounts activity for the periods ended August 31, 2006, August 31, 2005, August 31, 2004 and April 16, 2004:

Receivable Allowance
Balance, August 31, 2003	$200,000
Charged to costs and expenses	25,000
Write-offs	—

Balance, April 16, 2004	$225,000
Charged to costs and expenses	—
Write-offs	—

Balance, August 31, 2004	$225,000
Charged to costs and expenses	—
Write-offs	—

Balance, August 31, 2005	$225,000
Charged to costs and expenses	92,669
Write-offs	(200,581)

Balance, August 31, 2006	$117,088

18. Treasury Stock

Pursuant to the Merger, the Company initiated a self tender offer on September 7, 2005. When the self tender offer closed on October 4, 2005, 4,984,185 shares had been properly tendered and not withdrawn. Because the number of shares of common stock tendered exceeded the number of shares that the Company offered to purchase, 57.473 percent of the shares that were tendered were repurchased by the Company. The Company funded the payment for the 2,864,589 shares of common stock validly tendered and accepted under the self tender offer from borrowings of $5.5 million under its revolving credit facility made prior to

EMTEC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
August 31, 2006

August 31, 2005. Treasury stock of $5,596,047 was recorded during the quarter ended November 30, 2005 as follows:

Self tender offer*	$5,500,000
Add: legal and transaction costs incurred	96,047

Treasury stock	$5,596,047

*	Purchased 2,864,589 shares @ $1.92 per share

18. Subsequent Events

On October 19, 2006, the Board of Directors of the Company approved the grant of nonqualified stock options to each of its two non-employee directors, Gregory Chandler and Robert Mannarino, pursuant to the Company’s 2006 Stock-Based Incentive Compensation Plan. Each grant provides the non-employee director with the option to purchase 20,000 shares of the Company’s common stock. The option price is $1.22, the fair market value of the stock on the date of grant. The options are exercisable immediately and expire on October 19, 2016.

On November 3, 2006, the Board of Directors of the Company approved the grant of restricted stock to the individuals set forth in the table below, pursuant to the Company’s 2006 Stock-Based Incentive Compensation Plan.

Name	Restricted Shares
Dinesh Desai, Chairman,Chief Executive Officer and President	114,919
Brian McAdams, Director and Vice Chairman	80,645
Stephen Donnelly, Chief Financial Officer	43,548

The shares of restricted stock vest in 25% increments over four years from the date of grant, provided that the recipient remains employed by the Company.

On November 3, 2006, the Board of Directors of the Company also approved the grant of non-qualified stock options under the Equity Plan to two non-employee directors in the amounts set forth in the table below. The options are immediately exercisable and expire on November 6, 2016. The options were granted on November 6, 2006 with an exercise price equal to the fair market value of the underlying stock on November 6, 2006, as set forth below.

Name	Number of Shares underlying Options	Exercise Price (per share)
Robert Mannarino, Non-employee director	10,000	$1.24
Greg Chandler, Non-employee director	20,000	$1.24

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On March 29, 2006, the Company dismissed Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm. The Company’s board of directors, also functioning as the audit committee, unanimously approved the dismissal of EY.

EY’s reports on the Company’s financial statements for each of our two fiscal years ended August 31, 2005 and 2004, respectively (collectively, the “Prior Fiscal Years”), contained no adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements (“Disagreements”) between the Company and EY during either (i) the Prior Fiscal Years, or (ii) the period September 1, 2005 through March 29, 2006 (the “Interim Period”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of EY, would have caused EY to make reference to the subject matter of the Disagreements in connection with its reports for the Prior Fiscal Years.

There were no “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K, during either (i) the Prior Fiscal Years or (ii) the Interim Period.

Effective March 29, 2006, the Company’s board of directors, also functioning as the audit committee, approved McGladrey & Pullen LLP (“McGladrey”) as the Company’s independent registered public accounting firm. The Company did not consult with McGladrey during (i) either the Prior Fiscal Years or the Interim Period with respect to (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a Disagreement or a Reportable Event.

Prior to the engagement of McGladrey by the Company on March 29, 2006, the Company did not consult with McGladrey regarding any of the matters described in Item 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

Item 9A. Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information appearing in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement for the 2007 annual meeting of stockholders (the “2007 Proxy Statement”) including information under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” is incorporated herein by reference. The Company will file the 2007 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

Information with respect to Executive Officers of the Company appears in Part I of this report.

The Company has adopted a Code of Ethics in its current form in July 2004, applicable to all of its employees, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as well as the members of its Board. The Code of Ethics seeks to ensure compliance with all applicable laws and to maintain the highest standards of ethical conduct. The Code of Ethics sets out basic principles and methodology to help guide all of our officers, directors and employees in the attainment of this common goal.

Item 11. Executive Compensation

Information contained in the 2007 Proxy Statement, including information appearing under “Executive Compensation” in the 2007 Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information contained in the 2007 Proxy Statement, including information appearing under “Stock Ownership” in the 2007 Proxy Statement, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information contained in the 2007 Proxy Statement, including information appearing under “Certain Relationships and Related Transactions” in the 2007 Proxy Statement, is incorporated herein by reference.

Item 14. Principal Accountants Fees and Services

Information contained in the 2007 Proxy Statement, including information appearing under “Ratification of Independent Public Accountants” in the 2007 Proxy Statement, is incorporated herein by reference.

PART IV

(a) Financial Statement

None.

(b) Financial Statement Schedules

None.

(c) Exhibits:

Exhibit No.		Description
2.1	—	Agreement and Plan of Merger and Reorganization, dated as of December 14, 2000, between Registrant, then known as American Geological Enterprises, Inc., and Emtec, Inc.(1)
2.2	—	Agreement and Plan of Merger, dated as of March 15, 2004, by and among DARR Westwood Technology Corporation, DARR Westwood Acquisition Corporation, the Shareholders of Westwood Computer Corporation Named, Westwood Computer Corporation, and Keith Grabel, as Shareholder’s Agent.(18)
2.3	—	Agreement and Plan of Merger, dated as of July 14, 2005, by and among the Registrant, Emtec Viasub LLC, and Darr Westwood Technology Corporation.(14)
3.1	—	Certificate of Incorporation, as amended.(2)
3.2	—	Amended and Restated Bylaws.(2)
4.1	—	Certificate evidencing shares of common stock.(2)
10.1	—	Resale Agreement, dated September 29, 1997, between Registrant and Ingram Micro, Inc.(2)
10.2	—	Volume Purchase Agreement, dated January 28, 1998, between Registrant and Tech Data Corporation.(2)
10.3	—	1996 Stock Option Plan, as amended in 1999.(2)
10.4	—	U.S. Systems Integrator Agreement, dated December 22, 1999, between Cisco System, Inc. and Registrant.(3)
10.5	—	Sun Microsystem, Inc. Channel Agreement, dated February 1, 2000, between Sun Microsystems, Inc. and Registrant.(5)
10.6	—	IBM Business Partner Agreement, dated May 31, 2000, between International Business Machines Corporation and Registrant.(3)
10.7	—	Microsoft Certified Partner Agreement, dated December 20, 2000, between Microsoft and Registrant.(3)
10.8	—	Letter Agreement, dated April 24, 2001, between Novell Inc. and Registrant.(3)
10.9	—	Citrix Solutions Network Gold Renewal Membership Agreement, dated April 30, 2001, between Citrix Systems, Inc. and Registrant.(3)
10.10	—	Asset Acquisition Agreement, dated December 5, 2001, by and between Devise Associates, Inc. and Registrant.(4)
10.11	—	Lease Agreement, dated January 9, 2002, between Registrant and Vandergrand Properties Co., L.P., for New York, New York facility.(8)
10.12	—	Lease Agreement, dated March 1, 2002, between Registrant and G. F. Florida Operating Alpha, Inc., for Jacksonville, Florida facility.(8)
10.13	—	Asset Acquisition Agreement, dated August 12, 2002, by and between Acentra Technologies, Inc. and Registrant.(6)
10.14	—	Remarketer/Integrator Agreement, dated August 15, 2002, between Dell Marketing L.P. and Registrant.(6)
10.15	—	Asset Acquisition Agreement, dated August 31, 2002, by and between Turnkey Computer Systems, Inc. and Registrant.(7)
10.16	—	Lease Agreement, dated April 21, 2003, between V-Sullyfield Properties II LLC and Westwood Computer Corporation, for Chantilly, Virginia facility.(18)

Exhibit No.		Description
10.17	—	Lease Agreement, dated July 1, 2003, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility.(18)
10.18	—	Amendment to Lease Agreement, dated July 14, 2003, between V-Sullyfield Properties II LLC and Westwood Computer Corporation, for Chantilly, Virginia facility.(18)
10.19	—	Management Services Agreement, dated April 16, 2004, by and between DARR Global Holdings, Inc., and Westwood Computer Corporation.(18)
10.20	—	Employment Agreement, dated as of April 16, 2004, by and between Keith Grabel and Westwood Computer Corporation.(18)
10.21	—	Employment Agreement, dated as of April 16, 2004, by and between Mary Margaret Grabel and Westwood Computer Corporation.(18)
10.22	—	Separation Agreement, dated April 16, 2004, between Westwood Computer Corporation and Joyce Tischler.(18)
10.23	—	Subordinated Note, dated April 16, 2004, in the amount of $750,000, made by DARR Westwood Acquisition Corporation in favor of DARR Westwood LLC.(17)
10.24	—	Subordinated Note, dated April 16, 2004, in the amount of $750,000, made by DARR Westwood Acquisition Corporation in favor of Four Kings Management LLC.(17)
10.25	—	5% Junior Subordinated Note, dated April 16, 2004, in the amount of $7,771.63, made by Westwood Computer Corporation in favor of Michael John Grabel.(18)
10.26	—	5% Junior Subordinated Note, dated April 16, 2004, in the amount of $12,588.89, made by Westwood Computer Corporation in favor of Megan Patricia Grabel.(18)
10.27	—	5% Junior Subordinated Note, dated April 16, 2004, in the amount of $132,183.32, made by Westwood Computer Corporation in favor of Mary Margaret Grabel.(18)
10.28	—	5% Junior Subordinated Note, dated April 16, 2004, in the amount of $161,151.16, made by Westwood Computer Corporation in favor of Keith Grabel.(17)
10.29	—	8% Junior Subordinated Note, dated April 16, 2004, in the amount of $23,314.84, made by Westwood Computer Corporation in favor of Michael John Grabel.(18)
10.30	—	8% Junior Subordinated Note, dated April 16, 2004, in the amount of $37,766.58, made by Westwood Computer Corporation in favor of Megan Patricia Grabel.(18)
10.31	—	8% Junior Subordinated Note, dated April 16, 2004, in the amount of $396,549.13, made by Westwood Computer Corporation in favor of Mary Margaret Grabel.(18)
10.32	—	8% Junior Subordinated Note, dated April 16, 2004, in the amount of $483,452.45, made by Westwood Computer Corporation in favor of Keith Grabel.(17)
10.33	—	First Amendment to Lease Agreement, dated April 16, 2004, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility.(18)
10.34	—	Lease Agreement, dated June 1, 2004, between Registrant and Hamilton Transit Corporate Center, for office space in Trenton, New Jersey.(10)
10.35	—	Lease Agreement, dated September 2, 2004, between Registrant and GS&T Properties, LLC, for Suwanee, Georgia facility.(11)
10.36	—	Sublease Agreement, dated November 24, 2004, between Registrant and vFinance, Inc., for office space in New York, New York.(11)
10.37	—	2006 Stock Based Incentive Compensation Plan (21)
10.38	—	Revocable License Agreement, dated June 1, 2005, between A.M. Property Holding Corporation and Westwood Computer Corporation, for New York, New York facility.(18)
10.39	—	Employment Agreement, dated as of July 14, 2005, between Registrant and John Howlett.(14)
10.40	—	Employment Agreement, dated as of July 14, 2005, between Registrant and Ronald Seitz.(14)
10.41	—	Form of Guaranty issued by Registrant in favor of Four Kings Management LLC, Keith Grabel, Mary Margaret Grabel, Megan Patricia Grabel, Michael John Grabel, Darr Westwood LLC, and Joyce Tischler, dated September, 2005.(18)

Exhibit No.		Description
10.42	—	Business Financing Agreement, dated August 5, 2005, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant.(15)
10.43	—	Agreement for Wholesales Financing, dated August 5, 2005, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant.(15)
10.44	—	Addendum to Agreement for Wholesales Financing and Business Financing Agreement, dated August 5, 2005, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant.(15)
10.45	—	Common Stock Purchase Warrant between Registrant and DARR Westwood LLC, dated August 5, 2005.(16)
10.46	—	Common Stock Purchase Warrant between Registrant and Margaret Grabel, dated August 5, 2005.(16)
10.47	—	8% Subordinated Promissory Note, dated August 5, 2005, issued by Darr Westwood Technology Corporation in favor of Darr Westwood LLC.(17)
10.48	—	Assignment of State of New Jersey Contract from Acentra Technologies, Inc. to Registrant.(6)
10.49	—	Employment Agreement, dated as of June 21, 2006, between the Registrant and Brian McAdams. (19)
10.50	—	Addendum to Business Financing Agreement and Agreement for Wholesale Financing, dated February 13, 2005, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant. (20)
10.51	—	Addendum to Business Financing Agreement and Agreement for Wholesale Financing, dated April 10, 2006, by and between GE Commercial Distribution Finance Corporation and subsidiaries of Registrant. (20)
10.52	—	Form of Stock Option Agreements issued under the 2006 Plan between the Registrant and Gregory Chandler and Robert Mannarino dated October 19, 2006
14.1	—	Code of Ethics.(10)
21.1	—	List of Subsidiaries.(18)
23.1	—	Consent of a Registered Public Accounting Firm
23.2	—	Consent of a Registered Public Accounting Firm
31.1	—	Certification of Dinesh R. Desai, Principal Executive Officer of Registrant, dated November 29, 2006. Rule 13a-14(a)/15 d-14(a).
31.2	—	Certification of Stephen C. Donnelly, Principal Financial Officer of Registrant, dated November 29, 2006. Rule 13a-14(a)/15 d-14(a).
32.1	—	Certificate of Dinesh R. Desai, Principal Executive Officer of Registrant, dated November 29, 2006. Section 1350.
32.2	—	Certificate of Stephen C. Donnelly, Principal Financial Officer of Registrant, dated November 29, 2006. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated January 17, 2001, filed on January 31, 2001, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10, filed on May 21,b2001, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form 10, filed on July 12, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 5, 2001, filed on December 20, 2001, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Form 10-K dated March 31, 2001, filed on July 12, 2001, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated August 12, 2002, filed on August 26, 2002, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated August 31, 2002, filed on September 13, 2002, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2002, filed on June 30, 2002, and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2003, filed on July 15, 2003, and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2004, filed on July 14, 2004, and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2005, filed on July 14, 2005, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated November 21, 2001, filed on November 26, 2001, and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 10, 2004, filed on December 14, 2004, and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated July 14, 2005, filed on July 20, 2005, and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, dated June 30, 2005, filed on August 19, 2005, and incorporated herein by reference.

(16)	Previously filed as an exhibit to Registrant’s Tender Offer Statement on Form SC TO-I, filed September 7, 2005, and incorporated herein by reference.

(17)	Previously filed as an exhibit to Amendment to Registrant’s Tender Offer Statement on Form SC TO-I/A, filed September 22, 2005, and incorporated herein by reference.

(18)	Previously filed as an exhibit to Registrant’s Form 10-K, dated August 31, 2005, filed on December 14, 2005, and incorporated herein by reference.

(19)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated June 21, 2006, filed on June 26, 2006, and incorporated herein by reference.

(20)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, dated February 28, 2006, filed on April 14, 2006, and incorporated herein by reference.

(21)	Previously filed as an exhibit to Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 20, 2006, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 30, 2006

EMTEC, INC.

By:	/s/ DINESH R. DESAI Dinesh R. Desai Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DINESH R. DESAI Dinesh R. Desai	Chairman, Chief Executive Officer and President	November 30, 2006
/s/ BRIAN MCADAMS Brian McAdams	Vice Chairman, Director	November 30, 2006
/s/ STEPHEN C. DONNELLY Stephen C. Donnelly	Chief Financial Officer (Principal Financial Officer)	November 30, 2006
/s/ KEITH GRABEL Keith Grabel	Director, President Sales and Marketing	November 30, 2006
/s/ RONALD A. SEITZ Ronald A. Seitz	President, Emtec Operations	November 30, 2006
/s/ SAM BHATT Sam Bhatt	Chief Accounting Officer (Principal Accounting Officer)	November 30, 2006
/s/ GREGORY CHANDLER Gregory Chandler	Director	November 30, 2006
/s/ ROBERT MANNARINO Robert Mannarino	Director	November 30, 2006