Form 10-Q
period 2006-11-30
EMTEC INC/NJ
filed 2007-01-22
CIK 5117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2006

                         Commission file number: 0-32789

                                   EMTEC, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                87-0273300
  (State of incorporation or organization)     (I.R.S. Employer Identification
                                                             No.)

                               525 Lincoln Drive,
                          5 Greentree Center, Suite 117
                            Marlton, New Jersey 08053
          (Address of principal executive offices, including zip code)

                                 (856) 552-4204
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act). (Check one)

          Large accelerated filer |_|      Accelerated filer  |_|  Non-accelerated filer  |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         As of January 12, 2007, there were outstanding 14,385,286 shares of the registrant's common stock.

                                   EMTEC, INC.
                FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2006

                                Table of Contents

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

           Consolidated Balance Sheets
           November 30, 2006 (Unaudited) and August 31, 2006......................................................1

           Consolidated Statements of Income
           Three months ended November 30, 2006 (Unaudited)
           and 2005 (Unaudited) ..................................................................................2

           Consolidated Statements of Cash Flows
           Three months ended November 30, 2006 (Unaudited)
           and 2005 (Unaudited)...................................................................................3

           Notes to Consolidated Financial Statements (Unaudited).................................................4

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..................................................................12

Item 3 - Quantitative and Qualitative Information About Market Risk .............................................24

Item 4 - Controls and Procedures ................................................................................25

PART II - OTHER INFORMATION

Item 1A - Risk Factors...........................................................................................26

Item 6 - Exhibits................................................................................................27

SIGNATURES  .....................................................................................................28

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   EMTEC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               November 30, 2006
                                                                                 (Unaudited)       August 31, 2006
-------------------------------------------------------------------------------------------------------------------
Assets

    Current Assets

       Cash and cash equivalents                                                $     1,648,221    $       917,683
       Receivables:
          Trade, less allowance for doubtful accounts                                37,721,387         27,424,737
          Others                                                                      2,421,117          2,478,004
       Inventories, net                                                               2,514,306          1,295,364
       Prepaid expenses                                                                 768,396            681,831
       Deferred tax asset - current                                                     665,339            636,183
                                                                                ---------------    ---------------

          Total current assets                                                       45,738,766         33,433,802

    Property and equipment, net                                                       1,498,911          1,316,089
    Customer relationships, net                                                       7,868,039          8,013,127
    Goodwill                                                                          9,014,055          9,014,055
    Restricted cash                                                                     150,000            150,000
    Other assets                                                                         96,551             97,751
                                                                                ---------------    ---------------

          Total assets                                                          $    64,366,322    $    52,024,824
                                                                                ===============    ===============

Liabilities and Stockholders' Equity

    Current Liabilities

       Line of credit                                                           $     8,371,119    $       881,459
       Accounts payable - trade                                                      26,589,358         23,355,126
       Accounts payable - related party                                                 279,166            254,166
       Current portion of long term debt - related party                                562,709            719,356
       Income taxes payable                                                             231,382             85,732
       Accrued liabilities                                                            4,152,359          3,443,829
       Due to former stockholders                                                       631,415            631,415
       Customer deposits                                                              1,549,335            693,383
       Deferred revenue                                                               1,089,250          1,069,020
                                                                                ---------------    ---------------

          Total current liabilities                                                  43,456,093         31,133,486

    Accrued severance                                                                   275,897            272,332
    Deferred tax liability                                                            2,716,508          2,785,606
    Long term debt - related party                                                    2,261,394          2,290,862
                                                                                ---------------    ---------------

          Total liabilities                                                          48,709,892         36,482,286
                                                                                ---------------    ---------------

    Stockholders' Equity
       Common stock $0.01 par value; 25,000,000 shares authorized; 17,249,875 shares issued and 14,385,286 outstanding at
         November 30, 2006 and August 31, 2006                                          172,499            172,499
       Additional paid-in capital                                                    20,002,540         19,921,699
       Retained earnings                                                              1,077,438          1,044,387
                                                                                ---------------    ---------------
                                                                                     21,252,477         21,138,585
       Less: treasury stock, at cost, 2,864,589 shares                               (5,596,047)        (5,596,047)
                                                                                ---------------    ---------------

          Total stockholders' equity                                                 15,656,430         15,542,538
                                                                                ---------------    ---------------

          Total liabilities and stockholders' equity                            $    64,366,322    $    52,024,824
                                                                                ===============    ===============


         The accompanying notes are integral parts of these consolidated financial statements.

                                   EMTEC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Three months ended
                                                                     November 30,
                                                          ----------------------------------
                                                                 2006              2005
                                                          ----------------------------------
Revenues                                                  $    64,939,143    $    84,780,685
Cost of revenues                                               58,880,496         76,558,518
                                                          ---------------    ---------------
Gross profit                                                    6,058,647          8,222,167

Operating expenses:
Selling, general, and administrative expenses                   5,346,956          6,923,785
   Management fee - related party                                  87,500             87,500
   Rent expense - related party                                    89,325             88,154
   Depreciation and amortization                                  259,251            213,504
                                                          ---------------    ---------------
Total operating expenses                                        5,783,032          7,312,943
                                                          ---------------    ---------------

Operating income                                                  275,615            909,224

Other expense (income):
   Interest income - other                                        (40,950)            (9,324)
   Interest expense                                               208,718            256,235
   Other                                                             (250)           (27,563)
                                                          ---------------    ---------------

Income before income taxes                                        108,097            689,876
Provision for income taxes                                         75,046            273,836
                                                          ---------------    ---------------
Net income                                                $        33,051    $       416,040
                                                          ===============    ===============

Net income per common share
    Basic and Diluted                                     $          0.00    $          0.03
                                                          ===============    ===============

Weighted Average Shares Outstanding
    Basic                                                      14,385,286         15,447,752
                                                          ===============    ===============

    Diluted                                                    14,386,668         15,476,018
                                                          ===============    ===============

         The accompanying notes are integral parts of these consolidated financial statements.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three months ended
                                                                 November 30,
                                                       ----------------------------------
                                                             2006                2005
                                                       ----------------------------------
Cash Flows From Operating Activities
Net income                                             $        33,051    $       416,040

Adjustments to Reconcile Net Income  to Net
Cash Used In Operating Activities
Depreciation and amortization                                  259,251            213,504
Deferred income tax (benefit) expense                          (98,254)           (55,600)
Stock option valuation                                          80,841            (11,500)

Changes In Operating Assets and Liabilities
Receivables                                                (10,239,763)       (21,031,984)
Inventories                                                 (1,218,942)         1,205,088
Prepaid expenses and other assets                              (85,365)           (38,846)
Accounts payable                                             3,259,232          5,979,728
Customer deposits                                              855,952           (614,629)
Income taxes payable                                           145,650           (691,328)
Accrued liabilities                                            708,530            989,168
Deferred compensation                                            3,565            (33,550)
Deferred revenue                                                20,230             37,248
                                                       ---------------    ---------------
Net Cash Used In by Operating Activities                    (6,276,022)       (13,636,661)
                                                       ---------------    ---------------

Cash Flows From Investing Activities
Purchases of property and equipment                           (296,985)          (222,432)
Acquisition of businesses, net of cash acquired                   --              (24,445)
                                                       ---------------    ---------------
Net Cash Used In Investing Activities                         (296,985)          (246,877)
                                                       ---------------    ---------------

Cash Flows From Financing Activities
Net increase in line of credit                               7,489,660         13,546,807
Proceeds from issuance of common stock                            --               11,933
Decrease in restricted cash                                       --            5,500,000
Purchase of treasury stock                                        --           (5,596,047)
Repayment of debt                                             (186,115)          (185,360)
                                                       ---------------    ---------------
Net Cash Provided By Financing Activities                    7,303,545         13,277,333
                                                       ---------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents           730,538           (606,205)
Beginning Cash and Cash Equivalents                            917,683          1,021,237
                                                       ---------------    ---------------

Ending Cash and Cash Equivalents                       $     1,648,221    $       415,032
                                                       ===============    ===============
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes                                           $        27,649    $     1,020,764
                                                       ===============    ===============
Interest                                               $        73,737    $       127,287
                                                       ===============    ===============

         The accompanying notes are integral parts of these consolidated financial statements.

                                   EMTEC, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Quarterly results are not necessarily indicative of results for the full year. For further information, refer to the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2006.

2.       General

Description of Business
-----------------------

Emtec, Inc. is an information technology company, providing consulting, services and products to commercial, federal, education, state and local verticals. The Company's areas of specific practices include communications, data management, enterprise computing, managed services, storage and data center planning and development. The Company's client base is comprised of departments of the United States Federal Government, U.S. state and local governments, schools and commercial businesses throughout the United States. The most significant portion of the Company's revenue is derived from activities as a reseller of Information Technology ("IT') products, such as workstations, servers, microcomputers, and application software and networking and communications equipment.

The Company considers all of its operating activity to be generated from a single operating segment.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Emtec, Inc. (New Jersey Corporation), Emtec Viasub LLC, and Emtec Viasub's wholly owned subsidiary Westwood Computer Corporation ("Westwood") and Emtec Global Services ("EGS"). Significant intercompany account balances and transactions have been eliminated in consolidation.

Accounting Estimates
--------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, receivable valuations, impairment of goodwill and other long lived assets, and income taxes. Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. The Company reviews these matters and reflects changes in estimates as appropriate. Actual results could differ from those estimates.

Inventory
---------

Inventory is stated at the lower of average cost (specific identification) or market. Inventory is finished goods purchased for resale and consists of computer hardware, computer software, computer peripherals and related supplies. The Company provides an inventory reserve for products it determines are obsolete or where salability has deteriorated based on management's review of products and sales.

Earnings Per Share
------------------

Basic earnings per share amounts are computed by dividing net income available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

Diluted earnings per share amounts are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options and warrants had been exercised. The assumed conversion of options and warrants resulted in 1,504 and 28,266 additional dilutive shares for the three months ended November 30, 2006 and 2005, respectively. Total of 70,000 stock options issued during this quarter were not included in this calculation because their exercise prices is higher than then average stock price of $1.17. Outstanding stock warrants to purchase 1,598,365 and 1,597,921 common shares as of November 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share for the three months ended November 30, 2006 and 2005 because the exercise price was greater than the average market price of the Company's common shares.

3.       Stock Options, Non-Vested Shares and Warrants

The Company's 2006 Stock-Based Incentive Compensation Plan (the "2006 Plan") was approved by the stockholders on May 8, 2006. The 2006 Plan authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,400,000 shares of its common stock for issuance under the 2006 Plan at prices not less than 100% of the fair value of the Company's common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company's common stock). Options under the 2006 Plan typically terminate after 10 years and may vest over a four year period. No options were granted or exercised during the year ended August 31, 2006. During the three months ended November 30, 2006, the Company granted a total of 70,000 fully-vested 10 year options and recorded compensation expense of $68,996 based upon grant date valuations under the Black Scholes option pricing model. No options were exercised during the three months ended November 30, 2006.

The Company's 1996 Stock Option Plan (amended in 1999) (the "1996 Plan") authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,000,000 shares of its common stock for issuance under the 1996 Plan at prices not less than 100% of the fair value of the Company's common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company's common stock). Options under the 1996 Plan typically terminate after 5 years and vest over a four year period. As of November 30, 2006, there are 2,000 outstanding options that were granted by Old Emtec prior to August 5, 2005. No other options have been granted by the Company under the 1996 plan. Combined option activity for the 2006 and 1996 Plans is summarized as follows:

                                                                                         Weighted
                                                                           Weighted      Average      Aggregate
                                                                           Average      Remaining     Intrinsic
For the Three Months Ended November 30, 2006                  Shares    Exercise Price     Term         Value
--------------------------------------------                  ------    --------------     ----         -----
Options Outstanding--September 1, 2006                            2,000     $0.29
Options Granted                                                  70,000     $1.23
Options Exercised
Options Forfeited or Expired
                                                           ------------

Options Outstanding & Exercisable--November 30, 2006             72,000     $1.20        10 years           $1,820
--------------------------------------------------------------------------------------------------------------------

The following assumptions were used to value options under the Black Scholes model during the three months ended November 30, 2006:

          Expected Volatility                    109.24% - 109.54%

          Expected term                               5 years

          Expected Forfeiture Rate                      0 %

          Dividend Yield                                0 %

          Risk Free Interest Rate                      4.43%

          Weighted-average fair value                 $0.99


On November 3, 2006, the Company granted a total of 239,112 shares of non-vested Company stock to three members of Company's senior management team. These non-vested stock grants vest over 4 years at their November 3rd anniversary dates in 25% increments each year. The grant date fair value of the non-vested shares was determined to be $1.24 per share based upon the November 3, 2006 quoted closing price of Company stock on the Over-The-Counter Bulletin Board. Total compensation expense of $296,500 is expected to be recorded over the 4 year vesting period of these grants. The Company recorded $11,845 of compensation expense for the three months ended November 30, 2006. The Company expects to record additional compensation expense of $116,000 for the balance of fiscal 2007, $93,000 for fiscal 2008, $50,000 for fiscal 2009, $23,000 for fiscal 2010 and $3,000 for fiscal 2011 as these non-vested stock awards vest assuming no pre-vesting forfeitures. A summary of nonvested shares for the three months ended November 30, 2006 is as follows:

                                                                    Weighted
                                                                  Average Grant
                                                                    Date Fair
For the Three Months Ended November 30, 2006       Shares             Value
--------------------------------------------       ------             -----
Outstanding--September 1, 2006
Granted                                           239,112             $1.24
Exercised
Forfeited

                                              -----------
Outstanding--November 30, 2006                    239,112             $1.24
---------------------------------------------------------------------------

The Company did not grant any share-based compensation awards during the year ended August 31, 2006 and all outstanding stock options as of September 1, 2005 were fully vested, thus no stock compensation expense was recognized in the August 2006 fiscal year of adoption of SFAS 123(R). The Company recognized the following stock compensation expense during the three months ended November 30, 2006:

                    Grant of 70,000 fully-vested stock options         $68,996

                    Grant of 239,112 shares of non-vested stock         11,845
                                                                   -----------

                    Total SFAS 123(R) stock compensation expense       $80,841
                                                                   ===========

The Company has also issued stock warrants were issued to certain stockholders that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of the total issued and outstanding shares of the Company's common stock, measured on a post exercise basis, at any date during the 5 year term of the warrants, which ends August 5, 2010. The aggregate exercise price of these warrants is fixed at $3,695,752. The exercise price per warrant will vary based upon the number of shares issuable under the warrants. The number of shares issuable under the warrants totaled 1,598,365 shares with an exercise price of $2.31 per share as of November 30, 2006. The outstanding stock warrants were anti-dilutive for the three months ended November 30, 2006.

4.       Line of Credit

On August 5, 2005, the Company entered into a credit facility under two agreements with GE Commercial Distribution Finance Corporation (the "Lender"). On December 7, 2006, the Company terminated the credit agreements with the Lender and satisfied all outstanding obligations under those agreements and entered into a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (See footnote 10 Subsequent Events).

At November 30, 2006, the Company had a $8.37 million outstanding balance under the accounts receivable credit facility, and a $4.90 million (included in the Company's accounts payable) outstanding balance plus $147,212 in open approvals under the floor plan credit facility with Lender. Net availability of $14.44 million was available under the accounts receivable credit facility, and $7.14 million was available under the floor plan credit facility as of November 30, 2006.

As of November 30, 2006, the Company determined that it was not in compliance with its financial covenants with the Lender and the Company paid off all outstanding obligations under those agreements on December 7, 2006.

5.       Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company's revenues, by client type, are comprised of the following:

                                                                For the three months ended November 30,
                                                           2006                                 2005
                                                           ----                                 ----
Departments of the United States Government     $    46,161,496              71.1%   $    53,539,406              63.2%
State and Local Governments                           3,525,284               5.4%         7,032,406               8.3%
Commercial Companies                                 11,112,157              17.1%        15,827,882              18.7%
Education and other                                   4,140,206               6.4%         8,380,991               9.9%
                                                -----------------------------------------------------------------------
Total Revenues                                  $    64,939,143             100.0%   $    84,780,685             100.0%
                                                =======================================================================

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

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of the accounts. The trade account receivables consist of the following:

                                          November 30,           August 31,
                                     ------------------------------------------
                                             2006                  2006
                                     --------------------  --------------------
Trade receivables                           $ 37,880,475          $ 27,541,825
Allowance for doubtful accounts                 (159,088)             (117,088)
                                     --------------------  --------------------
    Trade receivables, net                  $ 37,721,387          $ 27,424,737
                                     ====================  ====================

6.       Property and Equipment

Property and equipment consisted of the following:

                                                                         Estimated Life
                                 November 30, 2006     August 31,2006        Years
                                 -----------------     --------------        -----
Leasehold improvements             $       326,502    $       310,563         3.76
Computer equipment                         894,854            797,246        3 to 5
Furniture and fixtures                     126,574            123,194        3 to 5
Automobiles                                 69,062             69,062        3 to 5
Software                                   688,154            508,094        3 to 5
                                   ==================================
Total Property Plant & Equipment         2,105,146          1,808,159
Less accumulated depreciation             (606,235)          (492,070)
                                   -----------------------------------
                                   $     1,498,911    $     1,316,089
                                   ==================================

Depreciation expenses was $114,163 and $68,416 for the three months ended November 30, 2006 and 2005, respectively.

7.       Customer Relationships

Customer relationships represent the value ascribed to customer relationships purchased during the August 5, 2005 merger. Customer relationships acquired totaled $8,661,712 and are presented on the balance sheet, net of accumulated amortization of $793,673 and $648,585, as of November 30, 2006 and August 31, 2006, respectively.

8.       Accrued Liabilities

Accrued liabilities consisted of the following:

                                 November 30, 2006   August 31, 2006
                                 -----------------   ---------------

Accrued payroll                    $     1,133,399   $       873,248
Accrued commissions                        750,937           637,771
Accrued state sales taxes                  178,554           211,710
Accrued third party service fees           384,786           130,933
Other accrued expenses                   1,704,683         1,590,167
                                   ---------------------------------
                                   $     4,152,359   $     3,443,829
                                   ---------------   ---------------

9.       Related Party Transactions

The Company accrues a monthly management fee of approximately $29,166 pursuant to the management services agreement between DARR Global Holdings, Inc. and Westwood Computer Corporation, dated April 16, 2004. DARR Global Holdings, Inc. is a management consulting company 100% owned by the Company's Chief Executive Officer. For each of the three months ended November 30, 2006 and 2005, respectively, the Company recorded $87,500 for this management fee in the accompanying consolidated statements of operations.

One of the Company's facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by officers of the Company. Rent expense was $45,000 for each of the three months ended November 30, 2006 and 2005, respectively. The facilities consist of office and warehouse space totaling 43,000 square feet, located in Springfield, New Jersey. Management believes the lease payments are at or below market rate for similar facilities.

The Company is occupying approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building. This space is leased from GS&T Properties, LLC, in which certain officers of the Company are passive investors, owning approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the each three ended November 30, 2006 and 2005, the Company recorded expense under this lease totaling $44,325 and $43,154, respectively.

10.      Subsequent Events

On December 7, 2006, the Company and its subsidiaries Emtec, Inc., a New Jersey corporation ("Emtec NJ"), Emtec Viasub LLC ("Emtec LLC"), a Delaware limited liability company, and Westwood Computer Corporation, a New Jersey corporation ("Westwood" and together with the Company, Emtec NJ, and Emtec LLC, the "Borrower"), entered into a Loan and Security Agreement with De Lage Landen Financial Services, Inc. ("DLL") pursuant to which DLL has agreed to provide the Borrower a revolving credit loan and floorplan loan (the "Credit Facility"). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower's eligible accounts receivable, plus 100% of unsold inventory financed by DLL, minus $5.0 million. The floor plan loan portion of the Credit Facility is for the purchase inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility.

Borrowings under the Credit Facility will bear interest at an annual rate equal to the rate of interest published in the "Money Rates" section of the Wall Street Journal minus 0.5% for revolving credit loans. Floorplan loans shall not bear interest until the Borrower is in default unless a floorplan loan is unsubsidized then such floorplan loan will accrue interest once made at the rate agreed to by the parties. Interest on outstanding floorplan loans accrues per annum at the rate of 2.5% in excess of the interest rate published in the "Money Rates" section of the Wall Street Journal.

To secure the payment of the obligations under the Credit Facility, the Borrower granted to DLL a security interest in all of Borrower's assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.

Simultaneous with the execution of the Credit Facility, the Borrower terminated its prior Business Financing Agreement and Wholesale Financing Agreement with GE Commercial Distribution Finance Corporation and satisfied all outstanding obligations under those agreements.

In connection with its refinancing, Westwood paid the full amount due and owing under the following promissory notes:

                                                                                                                 Payoff Amount as of
                                                  Original Note                                                    December 8, 2006
                                                  --------------                                                 -------------------
5% Junior Subordinated Note, dated April 16, 2004, in the amount of $7,771.63, made by Westwood Computer
Corporation in favor of Michael John Grabel.                                                                       $     5,617

5% Junior Subordinated Note, dated April 16, 2004, in the amount of $12,588.89, made by Westwood Computer
Corporation in favor of Megan Patricia Grabel.                                                                           9,099

5% Junior Subordinated Note, dated April 16, 2004, in the amount of $132,183.32, made by Westwood Computer
Corporation in favor of Mary Margaret Grabel.                                                                           95,536

5% Junior Subordinated Note, dated April 16, 2004, in the amount of $161,151.16, made by Westwood Computer
Corporation in favor of Keith Grabel.                                                                                  116,473

8% Junior Subordinated Note, dated April 16, 2004, in the amount of $23,314.84, made by Westwood Computer
Corporation in favor of Michael John Grabel.                                                                             3,929

8% Junior Subordinated Note, dated April 16, 2004, in the amount of $37,766.58, made by Westwood Computer
Corporation in favor of Megan Patricia Grabel.                                                                           6,364

8% Junior Subordinated Note, dated April 16, 2004, in the amount of $396,549.13, made by Westwood Computer
Corporation in favor of Mary Margaret Grabel.                                                                           66,825

8% Junior Subordinated Note, dated April 16, 2004, in the amount of $483,452.45, made by Westwood Computer
Corporation in favor of Keith Grabel.                                                                                   81,470
                                                                                                                   -----------

Total                                                                                                              $   385,313
                                                                                                                   ===========

Additionally, in connection with its refinancing, Westwood paid the remaining balance of $243,870 to Joyce Tischler under a Separation Agreement dated April 16, 2004.

On December 8, 2006, the Board of Directors of the Company approved the grant of 306,500 stock options and non-vested stocks to many of its key employees, pursuant to the 2006 Plan. The option price is $1.31, fair market value of the stock on the date of the grant. The options vest over four years and expire on December 8, 2013. The non-vested stock vest over one year period.

On December 20, 2006, the Company and Emtec Global Services LLC, a Delaware limited liability company wholly-owned by the Company ("EGS"), signed a definitive purchase agreement to acquire all of the issued and outstanding capital stock of Configuration Management, Inc., an information technology project-based service company ("Configuration Management"). The purchase price consists of a base purchase price of $10.7 million (a) minus the amount, if any, by which the net assets of Configuration Management as of the closing falls below $800,000 and (b) minus the amount of the transaction expenses paid by EGS on behalf of Configuration Management and its stockholder. The acquisition is expected to close in the first quarter of 2007, however there can be no assurance that the closing conditions will be satisfied or that the transaction will be consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In addition to historical information, this Quarterly Report on Form 10-Q contains our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. We undertake no obligation to publicly release any revisions to forward-looking statements after the date of this report. In evaluating those statements, you should specifically consider various factors, including the risk factors discussed in our Annual Report on Form 10-K for the year ended August 31, 2006 and other reports or documents that we file from time to time with the SEC. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

Our primary business objective is to become a leading single-source provider of high quality and innovative IT consulting, services and products. With the merger of Westwood and the historic Emtec business in August 2005, we believe we have created a strong, stable platform for growth and management depth. Through our strategic partners, we have an expanded array of products and technology solutions to offer our clients.

Recent Developments

On December 20, 2006, we and our wholly owned subsidiary, Emtec Global Services LLC, a Delaware limited liability ("EGS"), signed a definitive purchase agreement to acquire all of the issued and outstanding capital stock of Configuration Management, Inc., an information technology project-based service company ("Configuration Management"). The purchase price consists of a base purchase price of $10.7 million (a) minus the amount, if any, by which the net assets of Configuration Management as of the closing falls below $800,000 and
(b) minus the amount of the transaction expenses paid by EGS on behalf of Configuration Management and its stockholder.

The purchase agreement contains representations, warranties, covenants and indemnities that are common to acquisitions of this kind. The agreement also contains provisions indemnifying EGS for pre-closing taxes and certain breaches of the purchase agreement by Configuration Management or its stockholder. Consummation of the acquisition contemplated by the purchase agreement remains subject to the satisfaction of a number of closing conditions typical to a transaction of this nature, including, but not limited to, the following:

         o The absence of any injunction or order from a court or administrative agency that would restrain or prohibit the consummation of the transaction.

         o Certain required third-party consents, approvals or waivers have been obtained.

The acquisition is expected to close in the first quarter of 2007, however there can be no assurance that the closing conditions will be satisfied or that the transaction will be consummated.

Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the three months ended November 30, 2006 and 2005.

                                   EMTEC, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                         Three months ended November 30,


                                                        2006                2005             Change                 %
                                                ---------------     -------------------------------------------------------
Revenues                                        $    64,939,143     $    84,780,685     $   (19,841,542)             -23.4%
Cost of revenues                                     58,880,496          76,558,518         (17,678,022)             -23.1%
                                                ---------------     -------------------------------------------------------
Gross profit                                          6,058,647           8,222,167          (2,163,520)             -26.3%
Percent of revenues                                         9.3%                9.7%

Operating expenses:
  Selling, general, and administrative expenses       5,346,956           6,923,785          (1,576,829)             -22.8%
  Management fee - related party                         87,500              87,500                --                   0.0%
  Rent expense - related party                           89,325              88,154               1,171                 1.3%
  Depreciation and amortization                         259,251             213,504              45,747                21.4%
                                                ---------------     -------------------------------------------------------
Total operating expenses                              5,783,032           7,312,943          (1,529,911)             -20.9%
                                                ---------------     -------------------------------------------------------
Pecent of revenues                                          8.9%                8.6%                                   0.0%

Operating income                                        275,615             909,224            (633,609)             -69.7%
Percent of revenues                                         0.4%                1.1%

Other expense (income):
  Interest income - other                               (40,950)             (9,324)            (31,626)             339.2%
  Interest expense                                      208,718             256,235             (47,517)             -18.5%
  Other expense (income)                                   (250)            (27,563)             27,313              -99.1%
                                                ---------------     -------------------------------------------------------

Income before income taxes                              108,097             689,876            (581,779)             -84.3%
Provision for income taxes                               75,046             273,836            (198,790)             -72.6%
                                                ---------------     -------------------------------------------------------
Net income                                      $        33,051     $       416,040     $      (382,989)             -92.1%
                                                ===============     =======================================================
Percent of revenues                                         0.1%                0.5%



Comparison of Three Months Ended November 30, 2006 and 2005

Total Revenues

Total revenues decreased by 23.4% or $19.84 million to $64.94 million for the three months ended November 30, 2006, compared to $84.78 million for the three months ended November 30, 2005. This decrease is mainly due to an overall decrease in our customers' IT spending, some of our and our inability to attract new major customers.

A large portion of our revenue is drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the General Service Administration. During the three months ended November 30, 2006 and 2005, U.S. governmental department and agency related revenues represented approximately 71.1% and 63.2% of total revenues, respectively.

Our revenues, by client types, are comprised of the following:

                                                              For the three months ended November 30,
                                                      2006                                  2005
                                                      ----                                  ----
Departments of the United States Government     $    46,161,496              71.1%   $    53,539,406              63.2%
State and Local Governments                           3,525,284               5.4%         7,032,406               8.3%
Commercial Companies                                 11,112,157              17.1%        15,827,882              18.7%
Education and other                                   4,140,206               6.4%         8,380,991               9.9%
                                                -----------------------------------------------------------------------
Total Revenues                                  $    64,939,143             100.0%   $    84,780,685             100.0%
                                                =======================================================================



It is expected that federal government business revenues will continue to represent a large portion of our total revenues as we continue to penetrate wider and deeper into various civilian and military agencies. We have broadened the number of multi-year contracts in which we are participating and are one of nine recent awardees of a U.S. Army contract which contemplates the awardees participating in a bidding process which may approximate $5.0 billion over 10 years. Additionally, we are currently bidding on several new contracts. As a result of our existing federal government contracts as well as our ongoing focus on seeking new contracts, we believe that our total revenue derived from the federal government business will increase in future periods.

The education business is expected to be strong during the upcoming year as a result of a one of our client's county tax initiative to support school district spending passed in November 2006. The passage of this tax initiative should substantially increase the county's IT expenditures.

Gross Profit
------------

Aggregate gross profit decreased by 26.3% or $2.16 million to $6.06 million for the three months ended November 30, 2006 as compared to $8.22 million for the three months ended November 30, 2005. This decrease is mainly due to a decrease in revenue as discussed in the total revenue section.

Measured as a percentage of revenues, our gross profit margin decreased to 9.3% of total revenues for the three months ended November 30, 2006 from 9.7% for the three months ended November 30, 2005. This decrease is mainly due to competitive pressure, aggressive pricing strategies, and lower utilization of our technical engineers which lowered our margin percentages.

Factors that may affect gross margins in the future include changes in product margins, rebates and other incentives offered by various manufacturers, changes in technical employee utilization rates, the mix of products and services sold, and the decision to aggressively price certain products and services.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses decreased by 22.8% or $1.58 million to $5.35 million for the three months ended November 30, 2006, compared to $6.92 million for the three months ended November 30, 2005. This decrease in selling, general and administrative expenses is mainly due to the following:

         o Commissions expense decreased by approximately $365,000, which is directly related to the decrease in our gross profit. Without this decrease in commission expenses, selling, general and administrative expenses would have decreased by approximately $1.21 million or 18.5% over the same three months ended November 30, 2005;

         o An overall decrease of approximately $580,000 in compensation and benefits expenses related to management's ongoing focus on expense reduction;

         o A decrease of approximately $248,000 in professional fees due to reduced reliance on outside professionals, and a full year with our current auditors;

         o Remainder of approximately $383,000 decrease in selling, general and administrative expense resulted from decrease in a variety of areas including marketing, advertising, insurance, rent, utilities, building expense and others. This is primarily attributable to our ongoing focus on various cost containment measures.

In addition, to improve operational efficiencies within the organization, we have made operational and management changes to our business for which we expect to see the impact of these changes in future quarters. We will continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within selling, marketing, general and administrative expenses.

Factors that may in the future have a negative impact on our selling, general and administrative costs include costs associated with marketing and selling activities, compliance costs associated with Securities and Exchange Commission rules and increases in our insurance costs.

Management Fee-Related Party
----------------------------

There was no change in the management fee to a related party for the three months ended November 30, 2006 compared to the three months ended November 30, 2005. DARR Global Holdings, Inc. ("DARR Global") is management services firm 100% owned by our Chief Executive Officer. DARR Global charges the Company a management fee of $350,000 annually.

Rent Expense-Related Party
--------------------------

We occupy approximately 43,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from Westwood Property Holdings, LLC, in which Keith Grabel, our director and an executive officer, Mary Margaret Grabel, spouse of our director and an executive officer, and David Micales, our Vice President of Operations, are members. The lease term is through April 2009 with monthly base rent of $15,000. During the each period ended November 30, 2006 and 2005, we recorded $45,000 in expense under this lease.

We also occupy approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA from GS&T Properties, LLC, in which certain officers of our company are passive investors, owning approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the period ended November 30, 2006 and 2005, we recorded $44,325 and $43,154 in expense under this lease, respectively.

Management believes the leases noted above are being leased at a rate consistent to the market rate.

Depreciation and Amortization
-----------------------------

Depreciation and Amortization expense increased by 21.4% or $45,747 to $259,251 for the three months ended November 30, 2006, compared to $213,504 for the three months ended November 30, 2005. This increase is primarily attributable to increased investment in property and equipment, which increased our depreciation expense. These capital assets acquisitions were primarily for the purchase of computer equipment for internal use and the purchase of software licenses and its integration related costs to upgrade our accounting systems.

Intangible assets at November 30, 2006 and August 31, 2006 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $793,673 and $648,585, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $145,089 for each of the three months ended November 30, 2006 and 2005. Amortization expense of $580,356 is expected to be recorded each year through August 31, 2016, $573,085 for the three months ended August 31, 2017, $558,544 for each of the years ended August 31, 2018 and 2019, and $518,755 for the three months ended August 31, 2020.

Interest expense
----------------

Interest expense decreased by 18.5% or $47,517 to $208,718 for the three months ended November 30, 2006, compared to $256,235 for the three months ended November 30, 2005. This is primarily attributable to an average lower balance outstanding on our line of credit during the three months ended November 30, 2006.

Provision for Income Taxes
--------------------------

Income taxes decreased by 72.6% or $198,790 to $75,046 for the three months ended November 30, 2006, compared to $273,836 for the three months ended November 30, 2005. This decrease is primarily attributable to the 84.3% decrease in income before income taxes in the current quarter compared to the prior quarter. Approximately $30,000 of the income tax expense for the three months expense relate to non-deductible permanent difference. Without this non-deductible permant difference our effective tax rate for the three months ended November 30, 2006 is 42.0% compared with 40.0% for the three months ended November 30, 2005.

Liquidity and Capital Resources

Cash and cash equivalents at November 30, 2007 of $1.65 million represented an increase of $730,538 from $917,683 at August 31, 2006. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit. Borrowings under our line of credit at November 30, 2006 increased to $8.37 million from $881,459 on at August 31, 2006. At November 30, 2006, our net working capital was approximately $17,657 less than it was at August 31, 2006.

Since our inception, we have funded our operations primarily from borrowings under our various credit facilities. As of November 30, 2006, GE Facility described below was in place, however, we terminated this facility on December 7, 2006. On August 5, 2005, our subsidiaries, Emtec, Inc. ("Emtec NJ") and Westwood Computer Corporation ("Westwood" and together with the Emtec NJ, the "Company Borrowers"), entered into a Business Financing Agreement with GE Commercial Distribution Finance Corporation ("GE CDF") pursuant to which GE CDF agreed to provide to the Company Borrowers accounts receivable facility (the "GE Facility"). The GE Facility provided for aggregate borrowings of the lesser of $35.0 million or 85% of eligible accounts receivable, plus 100% of unsold inventory financed by GE CDF, minus $3.15 million. The GE Facility included certain financial covenants that we had to be maintained on a quarterly basis, and we were also subject to certain mandatory prepayments upon the occurrence of certain events, subject to certain exceptions, set forth in the Business Financing Agreement.

Borrowings under the GE Facility bore interest at an annual rate equal to the greater of (i) the rate of interest which JP Morgan Chase Bank (or its successor) publicly announced from time to time as its prime rate or reference rate or (ii) four percent (4%).

To secure the payment of the obligations under the GE Facility, the Borrower granted to Lender a security interest in all of the Company Borrowers assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.

In connection with the GE Facility, the Company Borrowers entered into the Agreement for Wholesale Financing with GE CDF on August 5, 2005 (the "Wholesale Agreement"). The Wholesale Agreement provided for an extension of credit by GE CDF to the Company Borrowers from time to time, subject to the maximum aggregate borrowings set forth in the GE Facility, to purchase inventory from approved vendors and for other purposes. The financial terms of any advance by GE CDF were not set forth in the Wholesale Agreement because such terms depended upon many variable factors, including availability of vendor discounts, payment terms or other incentives and purchase volume. The Wholesale Agreement contained certain customary representations and warranties and events of default, including the failure to pay interest, principal or fees, any material inaccuracy of any representation and warranty, bankruptcy and insolvency events.

In addition, GE CDF and MRA Systems, Inc. (dba GE Access), one of our trade creditors, entered into an intercreditor agreement in which GE CDF agreed to give GE Access a first lien position on all future unbilled service maintenance billings and which provided that, as regards to GE Access, all debt obligations to GE CDF are accorded priority.

On February 13, 2006, we entered into an addendum to our GE Facility and Wholesale Agreement with GE CDF (the "Addendum"). This Addendum amended the Credit Facility by increasing our reserve amount from $3.15 million to $5.0 million, and we paid a waiver fee of $50,000 for our non-compliance with certain financial covenants as of three months ended November 30, 2005.

On April 10, 2006, we executed a second addendum to our GE Facility and Wholesale Agreement (the "Second Addendum"). The second addendum amended the GE Facility by decreasing our reserve amount from $5.0 million to $3.01 million, increasing the time period for eligibility of all U.S. federal government accounts receivable from 90 to 120 days from the date of the invoice, and revised our financial covenants from the quarter ending February 28, 2006 through May 31, 2007. All other terms remain unchanged.

As of November 30, 2006, we had a $7.49 million outstanding balance under the Credit Facility, a $4.90 million outstanding balance, which is included in our accounts payable, plus $147,202 in open approvals under the Wholesale Agreement with GE CDF. As of November 30, 2006, we had net availability of $14.44 million under the GE Facility, and $7.14 million under the Wholesale Agreement.

As of November 30, 2006, we determined that we were not in compliance with our financial covenants with GE CDF.

On December 7, 2006, the Company and its subsidiaries Emtec NJ, Emtec Viasub LLC ("Emtec LLC"), a Delaware limited liability company, and Westwood, collectively, (the "Borrower"), entered into a Loan and Security Agreement with De Lage Landen Financial Services, Inc. ("DLL") pursuant to which the DLL has agreed to provide the Borrower a revolving credit loan and floorplan loan (the "New Credit Facility"). The New Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower's eligible accounts receivable, plus 100% of unsold inventory financed by the DLL, minus $5.0 million. The floor plan loan portion of the New Credit Facility is for the purchase inventory from approved vendors and for other business purposes. The New Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the New Credit Facility.

Borrowings under the New Credit Facility will bear interest at an annual rate equal to the rate of interest published in the "Money Rates" section of the Wall Street Journal minus 0.5% for revolving credit loans. Floorplan loans shall not bear interest until the Borrower is in default unless a floorplan loan is unsubsidized then such floorplan loan will accrue interest once made at the rate agreed to by the parties. Interest on outstanding floorplan loans accrues per annum at the rate of 2.5% in excess of the interest rate published in the "Money Rates" section of the Wall Street Journal.

To secure the payment of the obligations under the New Credit Facility, the Borrower granted to DLL a security interest in all of Borrower's interests in certain of its assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.

In addition, DLL and MRA Systems, Inc. (dba GE Access), one of our trade creditors, entered into an intercreditor agreement in which DLL agreed to give GE Access a first lien position on all future unbilled service maintenance billings and which provide that, as regards to GE Access, all debt obligations to DLL are accorded priority.

Simultaneous with the execution of the New Credit Facility, the Borrower terminated its GE Facility and Wholesale Financing Agreement with GE CDF and satisfied all outstanding obligations under those agreements.

In connection with the refinancing, we paid the full amount due and owing under the following promissory notes:

                                                                                                                 Payoff Amount as of
                                                  Original Note                                                    December 8, 2006
                                                  --------------                                                 -------------------
5% Junior Subordinated Note, dated April 16, 2004, in the amount of $7,771.63, made by Westwood Computer
Corporation in favor of Michael John Grabel.                                                                       $     5,617

5% Junior Subordinated Note, dated April 16, 2004, in the amount of $12,588.89, made by Westwood Computer
Corporation in favor of Megan Patricia Grabel.                                                                           9,099

5% Junior Subordinated Note, dated April 16, 2004, in the amount of $132,183.32, made by Westwood Computer
Corporation in favor of Mary Margaret Grabel.                                                                           95,536

5% Junior Subordinated Note, dated April 16, 2004, in the amount of $161,151.16, made by Westwood Computer
Corporation in favor of Keith Grabel.                                                                                  116,473

8% Junior Subordinated Note, dated April 16, 2004, in the amount of $23,314.84, made by Westwood Computer
Corporation in favor of Michael John Grabel.                                                                             3,929

8% Junior Subordinated Note, dated April 16, 2004, in the amount of $37,766.58, made by Westwood Computer
Corporation in favor of Megan Patricia Grabel.                                                                           6,364

8% Junior Subordinated Note, dated April 16, 2004, in the amount of $396,549.13, made by Westwood Computer
Corporation in favor of Mary Margaret Grabel.                                                                           66,825

8% Junior Subordinated Note, dated April 16, 2004, in the amount of $483,452.45, made by Westwood Computer
Corporation in favor of Keith Grabel.                                                                                   81,470
                                                                                                                   -----------

Total                                                                                                              $   385,313
                                                                                                                   ===========


Additionally, in connection with the refinancing we paid the remaining balance of $243,870 to Joyce Tischler under a Separation Agreement dated April 16, 2004.

As of November 30, 2006, we had outstanding balances under our open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $32.0 million with outstanding principal of approximately $20.0 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have material adverse affect our business, result of operations, and financial condition.

Capital expenditures of $292,069 during the three months ended November 30, 2006 were primarily for the purchase of computer equipment for internal use, the purchase of software licenses and integration related costs to upgrade our accounting systems. We anticipate our capital expenditures for our fiscal year ending August 31, 2007 will be approximately $650,000, of which approximately $450,000 will be for the upgrade of our organizational computer system, including the implementation and data conversion costs, and the remaining $200,000 will primarily be for the purchase of computer equipment for internal use.

We anticipate that our primary sources of liquidity in fiscal year 2007 will be cash generated from operations, trade vendor credit and cash available to us under our New Credit Facility. Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues. Any loss of clients, whether due to price competition or technological advances, will have an adverse affect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See "Forward Looking

Statements" and "Business - Risk Factors" discussed in our Annual Report on Form 10-K for the year ended August 31, 2006.

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

Revenue from the sale of warranties and support service contracts is recognized on a straight-line basis over the term of the contract, in accordance with Financial Accounting Standards Board Technical Bulleting No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts ("FTB 90-1").

We may also enter into sales arrangements with clients that contain multiple elements. We recognize revenue from sale arrangements that contain both products and manufacturer warranties in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", based on the relative fair value of the individual components. The relative fair value of individual components is based on historical sales of the components sold separately.

Product revenue represents sales of computer hardware and pre-packaged software. These arrangements often include software installations, configurations, and imaging, along with delivery and set-up of hardware. We follow the criteria contained in EITF 00-21 and Staff Accounting Bulletin ("SAB") 104 in recognizing revenue associated with these transactions. We perform software installations, configurations and imaging services at our locations prior to the delivery of the product. Some client arrangements include "set-up" services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at client workstations by plugging in all necessary connections. This service is usually performed the same day as delivery. Revenue is recognized on the date of acceptance, except as follows:

         |X| In some instances, the "set-up" service is performed after date of delivery. We recognize revenue for the "hardware" component at date of delivery when the amount of revenue allocable to this component is not contingent upon the completion of "set-up" services and, therefore, our client has agreed that the transaction is complete as to the "hardware" component. In instances where our client does not accept delivery until "set-up" services are completed, we defer all revenue in the transaction until client acceptance occurs.

         |X| There are occasions when a client requests a transaction on a "bill & hold" basis. We follow the SAB 104 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of SAB 104 are met. We do not modify our normal billing and credit terms for these customers. The customer is invoiced at the date of revenue recognition when all of the criteria have been met.

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

Trade Receivables
-----------------

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

Inventories
-----------

Inventory is stated at the lower of average cost (specific identification) or market. Inventory is entirely finished goods purchased for resale and consists of computer hardware, computer software, computer peripherals and related supplies. We provide an inventory reserve for products we determine are obsolete or where salability has deteriorated based on management's review of products and sales.

Goodwill and Intangible Assets
------------------------------

We have adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). As a result, amortization of goodwill was discontinued. Goodwill is the excess of the purchase price over the fair value of the net assets acquired in a business combination accounted for under the purchase method. We test goodwill and indefinite-lived assets for impairment at least annually in accordance with SFAS 142.

Intangible assets at November 30, 2006 and August 31, 2006 consisted of the value ascribed to customer relationships. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Rebates
-------

Rebates are recorded in the accompanying consolidated statements of income as a reduction of the cost of revenues in accordance with Emerging Issues Task Force Abstract No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16).

Income Taxes
------------

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

Item 3. Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at November 30, 2006 was approximately $8.37 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $83,700 annually.

Item 4.    Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of November 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

 Item 6.   Exhibits

         Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated
         January 22, 2007.

         Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated
         January 22, 2007.

         Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated January 22, 2007.

         Exhibit 32.2 - Section 1350 Certificate of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated January 22, 2007.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMTEC, INC.

                                    By:  /s/  DINESH R. DESAI
                                         ------------------------
                                             Dinesh R. Desai
                                             Chairman and Chief
                                             Executive Officer
                                             (Principal Executive Officer)

                                    By:  /s/  STEPHEN C. DONNELLY
                                         --------------------------
                                             Stephen C. Donnelly
                                             Chief Financial Officer
                                             (Principal Financial Officer)

Date: January 22, 2007