Form 10-Q
period 2007-02-28
EMTEC INC/NJ
filed 2007-04-23
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

Commission file number: 0-32789

EMTEC, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0273300
(State of incorporation or organization)	(I.R.S. Employer Identification
No.)

525 Lincoln Drive
5 Greentree Center, Suite 117
Marlton, New Jersey 08053
(Address of principal executive offices, including zip code)

(856) 552-4204
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one)

          Large accelerated filer ☐           Accelerated filer☐           Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          As of April 16, 2007, there were outstanding 14,385,286 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2007

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Balance Sheets
February 28, 2007 (Unaudited) and August 31, 2006	1

Consolidated Statements of Operations
Three and Six months ended February 28, 2007 (Unaudited)
and 2006 (Unaudited)	2

Consolidated Statements of Cash Flows
Three and Six months ended February 28, 2007 (Unaudited)
and 2006 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2 – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	14

Item 3 – Quantitative and Qualitative Information About Market Risk	31

Item 4 – Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1A – Risk Factors	33

Item 4 – Submission of Matters to a Vote by Securities Holders	34

Item 6 – Exhibits	35

SIGNATURES	36

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EMTEC, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2007
	(Unaudited)	August 31, 2006

Assets

Current Assets

Cash and cash equivalents	$1,117,341	$917,683
Receivables:
Trade, less allowance for doubtful accounts	25,947,723	27,424,737
Others	1,729,225	2,478,004
Inventories, net	1,988,251	1,295,364
Prepaid expenses	567,113	681,831
Deferred tax asset - current	782,909	636,183

Total current assets	32,132,562	33,433,802

Property and equipment, net	1,493,623	1,316,089
Customer relationships, net	7,722,952	8,013,127
Goodwill	9,014,055	9,014,055
Restricted cash	150,000	150,000
Other assets	474,638	97,751

Total assets	$50,987,830	$52,024,824

Liabilities and Stockholders' Equity

Current Liabilities

Line of credit	$8,387,056	$881,459
Accounts payable - trade	18,887,842	23,355,126
Accounts payable - related party	337,500	254,166
Current portion of long term debt - related party	1,151,283	719,356
Income taxes payable	70,465	85,732
Accrued liabilities	2,684,814	3,443,829
Due to former stockholders	631,415	631,415
Customer deposits	55,885	693,383
Deferred revenue	984,214	1,069,020

Total current liabilities	33,190,474	31,133,486

Accrued severance	-	272,332
Deferred tax liability	1,179,615	2,785,606
Long term debt - related party	3,547,774	2,290,862

Total liabilities	37,917,863	36,482,286

Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized;
17,249,875 shares issued and 14,385,286 outstanding at
February 28, 2007 and August 31, 2006	172,499	172,499
Additional paid-in capital	20,111,821	19,921,699
Retained earnings (Accumulated deficit)	(1,618,306)	1,044,387
	18,666,014	21,138,585
Less: treasury stock, at cost, 2,864,589 shares	(5,596,047)	(5,596,047)

Total stockholders' equity	13,069,967	15,542,538

Total liabilities and stockholders' equity	$50,987,830	$52,024,824

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenues	$41,154,373	$41,419,415	$106,093,516	$126,200,100
Cost of revenues	36,802,405	36,297,550	95,682,901	112,856,068
Gross profit	4,351,968	5,121,865	10,410,615	13,344,032

Operating expenses:
Selling, general, and administrative
expenses	5,755,872	4,878,597	11,102,828	11,802,382
Management fee – related party	58,334	87,501	145,834	175,001
Amended employment agreements
and management agreement charges	2,329,800	-	2,329,800	-
Rent expense – related party	89,325	88,933	178,650	177,087
Depreciation and amortization	291,485	224,967	550,736	438,471
Total operating expenses	8,524,816	5,279,998	14,307,848	12,592,941

Operating (loss) income	(4,172,848)	(158,133)	(3,897,233)	751,091

Other expense (income):
Interest income – other	(16,965)	(14,743)	(57,915)	(24,067)
Interest expense	354,880	337,530	563,598	593,765
Other	(163)	(753)	(413)	(28,316)

(Loss) income before income taxes	(4,510,600)	(480,167)	(4,402,503)	209,709
Provision for income taxes (benefit)	(1,814,856)	(91,631)	(1,739,810)	182,205
Net (loss) income	$(2,695,744)	$(388,536)	$(2,662,693)	$27,504

Net loss per common share
Basic and diluted	$(0.19)	$(0.03)	$(0.19)	$0.00

Weighted Average Shares Outstanding

Basic	14,385,286	14,381,286	14,385,286	15,039,273

Diluted	14,385,286	14,381,286	14,385,286	15,065,753

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	February 28,
	2007	2006
Cash Flows From Operating Activities
Net (loss) income	$(2,662,693)	$27,504

Adjustments to Reconcile Net (Loss) Income to Net
Cash Provided By Operating Activities
Depreciation and amortization	550,736	438,471
Deferred income tax (benefit) expense	(1,752,717)	(26,346)
Stock based compensation	190,122	-
Put option valuation	-	(11,500)

Changes In Operating Assets and Liabilities
Receivables	2,225,793	9,431,424
Inventories	(692,887)	962,057
Prepaid expenses and other assets	(262,169)	47,900
Accounts payable	(4,383,950)	(7,461,011)
Customer deposits	(637,498)	(1,031,541)
Income taxes payable	(15,267)	(828,659)
Accrued liabilities	(759,015)	(1,022,906)
Deferred compensation	(272,332)	(51,947)
Deferred revenue	(84,806)	(42,670)
Net Cash Provided by (Used In) Operating Activities	(8,556,683)	430,776

Cash Flows From Investing Activities
Purchases of property and equipment	(438,095)	(426,311)
Acquisition of businesses, net of cash acquired	-	(39,445)
Net Cash Provided By (Used In) Investing Activities	(438,095)	(465,756)

Cash Flows From Financing Activities
Net increase in line of credit	7,505,597	(367,135)
Proceeds from issuance of common stock	-	11,936
Decrease in restricted cash	-	5,500,000
Purchase of treasury stock	-	(5,596,047)
New promissory notes	2,329,800	-
Repayment of debt	(640,961)	(214,627)
Net Cash Provided By (Used In) Financing Activities	9,194,436	(665,873)

Net Increase (Decrease) in Cash and Cash Equivalents	199,658	(700,853)
Beginning Cash and Cash Equivalents	917,683	1,021,237

Ending Cash and Cash Equivalents	$1,117,341	$320,384
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$35,349	$1,129,349
Interest	$372,414	$322,918

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Emtec, Inc. a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), and Emtec Viasub’s wholly owned subsidiary Westwood Computer Corporation (“Westwood”) and Emtec Global Services LLC (“EGS”). Significant intercompany account balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior years balances in order to conform to current presentations.

Accounting Estimates

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

Diluted earnings per share amounts are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options and warrants had been exercised. Diluted shares consisting of stock options and warrants totaling 20,789 and 45,792 shares have been excluded from the calculation of diluted net loss per share for the three months and six months ended February 28, 2007, respectively, since their effect is antidilutive.

3. Stock Options, Non-Vested Shares and Warrants

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

During the three months ended November 30, 2006, the Company granted 70,000 fully-vested 10 year options to two members of the Company’s Board and recorded compensation expense of $ 68,996 based upon grant date valuations under the Black Scholes option pricing model.

During the three months ended February 28, 2007, the Company granted a total of 280,500 options with 7 year terms to various employees. These options vest over 4 years on their anniversary date in 25% increments each year.

The Company’s 1996 Stock Option Plan (amended in 1999) (the “1996 Plan”) authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,000,000 shares of its common stock for issuance under the 1996 Plan at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company’s common stock). Options under the 1996 Plan typically terminate after 5 years and vest over a four year period. As of February 28, 2007, there are 2,000 outstanding options that were granted under the 1996 Plan. No other options have been granted by the Company under the 1996 Plan. Combined option activity for the 2006 and 1996 Plans is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
For the Six Months Ended February 28, 2007	Shares	Exercise Price	Remaining Life	Intrinsic Value
Options Outstanding— September 1, 2006	2,000	$0.29
Options Granted	350,500	$1.29
Options Exercised	-
Options Forfeited or Expired	-

Options Outstanding -February 28, 2007	352,500	$1.27	8 years	$1,320

Options Exercisable—February 28, 2007	72,000	$1.20	10 years	$1,320

The following assumptions were used to arrive at a $1.15 fair value per option under the Black Scholes model for option grants during the six months ended February 28, 2007:

Expected Volatility	109%
Expected term	4.75 years
Dividend Yield	0%
Risk Free Interest Rate	4.53%

The following table summarizes nonvested stock option activity for the six months ended February 28, 2007.

		Avg Grant
	Shares	Date Fair
Nonvested stock options at beginning of period	—	—
Granted	280,500	1.31
Excercised	-
Forfeited	-
Nonvested stock options - February 28, 2007	280,500	$1.31

On November 3, 2006, the Company granted a total of 239,112 shares of non-vested Company common stock to three members of Company’s senior management team. These non-vested stock grants vest over 4 years at their November 3rd anniversary dates in 25% increments each year. The grant date fair value of the non-vested shares was determined to be $1.24 per share based upon the November 3, 2006 quoted closing price of Company stock on the Over-The-Counter Bulletin Board. Total compensation expense of $296,500 is expected to be recorded over the 4 year vesting period of these grants On December 8, 2006, the Company granted 17,250 shares of non-vested Company common stock to various employees. These shares vest on December 8, 2007. The grant date fair value of the non-vested shares was determined to be $1.44 per share based upon the December 8, 2006 quoted closing price of Company common stock on the Over-The-Counter Bulletin Board.

During the three months ended February 28, 2007, the Company executed new employment contracts with two executives and finalized grants of 201,612 shares of non-vested Company common stock in the aggregate to the two executives. These non-vested stock grants vest over 4 years at their anniversary date in 25% increments each year. The fair value of the non-vested shares was determined to be $1.24 per share based upon the grant date quoted closing price of Company stock on the Over-The-Counter Bulletin Board. Total compensation expense of $250,000 is expected to be recorded over the 4-year vesting period of these grants.

The following table represents the shares that were granted and outstanding as of February 28, 2007:

February 28, 2007

Restricted Stock
Granted,during and as of the period ended	457,974
Outstanding, as of	457,974
Vested as of period ended	-

The Company recognized the following stock compensation expense during the three and six months ended February 28, 2007 of $109,281 and $190,122, respectively.

As of February 28, 2007, there was $655,966 of unrecognized compensation cost related to share based payments. Stock based compensation expense for future periods for non-vested share based payments outstanding as of February 28, 2007 is estimated as follows:

Six months ending August 31, 2007	$203,492
Year ending August 31, 2008	$247,029
Year ending August 31, 2009	$128,940
Year ending August 31, 2010	$60,195
Year ending August 31, 2011	$16,310

The Company did not grant any share-based compensation awards during the year ended August 31, 2006 and all outstanding stock options as of September 1, 2005 were fully vested, thus no stock compensation expense was recognized in the August 2006 fiscal year of adoption of SFAS 123(R).

The Company has also issued stock warrants to certain stockholders that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of the total issued and outstanding shares of the Company’s common stock, measured on a post exercise basis, at any date during the 5 year term of the warrants, which ends August 5, 2010. The aggregate exercise price of these warrants is fixed at $3,695,752. The exercise price per warrant will vary based upon the number of shares issuable under the warrants. The number of shares issuable under the warrants totaled 1,598,365 shares with an exercise price of $2.31 per share as of February 28, 2007. The outstanding stock warrants were anti-dilutive for the three and six months ended February 28, 2007 and 2006.

4. Line of Credit

On December 7, 2006, the Company and its subsidiaries Emtec NJ, Emtec LLC, and Westwood (the Company, Emtec NJ, and Emtec LLC and Westwood, collectively, the “Borrower”), entered into a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender has agreed to provide the Borrower a revolving credit loan and floorplan loan (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender, minus $5.0 million reserve. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility.

Borrowings under the Credit Facility will bear interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% (7.75% as of February 28, 2007) for revolving credit loans. Floorplan loans shall not bear interest until the Borrower is in default unless a floorplan loan is unsubsidized then such floorplan loan will accrue interest once made at the rate agreed to by the parties. Interest on outstanding floorplan loans accrues per annum at the rate of 2.5% in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal (10.75% as of February 28, 2007).

To secure the payment of the obligations under the Credit Facility, the Borrower granted to the Lender a security interest in all of Borrower’s assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.

Simultaneous with the execution of the Credit Facility, the Borrower terminated its prior Business Financing Agreement and Wholesale Financing Agreement with GE Commercial Distribution Finance Corporation and satisfied all outstanding obligations under those agreements.

In connection with its refinancing, Westwood paid the full amount due and owing under the 5% and 8% junior subordinated notes to former stockholders of Westwood and paid the remaining balance of $243,870 to Joyce Tischler under a Separation Agreement dated April 16, 2004 (see footnotes 10 and 11 for additional detail).

As of February 28, 2007, the Company had an $8.39 million outstanding balance under the revolving portion of the Credit Facility, and an $885,677 (included in the Company’s accounts payable) outstanding balance plus $860,300 in open approvals under the floor plan portion of the Credit Facility. Net availability of $4.71 million was available under the revolving portion of the Credit Facility, and $17.15 million was available under the floor plan portion of the Credit Facility as of February 28, 2007.

As of February 28, 2007, the Company determined that it was in compliance with its financial covenants with the Lender.

5. Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, are comprised of the following:

	For the Three Months Ended February 28,
	2007		2006
Departments of the United States Government	$21,351,696	51.9%	$17,514,706	42.3%
State and Local Governments	3,243,055	7.9%	8,938,469	21.6%
Commercial Companies	12,951,877	31.5%	10,733,709	25.9%
Education and other	3,607,745	8.8%	4,232,530	10.2%
Total Revenues	$41,154,373	100.0%	$41,419,415	100.0%

	For the Six Months Ended February 28,
	2007		2006
Departments of the United States Government	$67,513,191	63.6%	$71,054,112	56.3%
State and Local Governments	6,768,340	6.4%	15,970,876	12.7%
Commercial Companies	24,064,034	22.7%	26,561,592	21.0%
Education and other	7,747,951	7.3%	12,613,520	10.0%
Total Revenues	$106,093,516	100.0%	$126,200,100	100.0%

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

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of the accounts. The trade account receivables consist of the following:

	February 28,	August 31,
	2007	2006
Trade receivables	$26,148,811	$27,541,825
Allowance for doubtful accounts	$(201,088)	(117,088)
Trade receivables, net	$25,947,723	$27,424,737

6. Property and Equipment

Property and equipment consisted of the following:

			Estimated Life
	February 28, 2007	August 31,2006	Years
Leasehold improvements	$385,778	$310,563	3.76
Computer equipment	924,877	797,246	3 to 5
Furniture and fixtures	138,970	123,194	3 to 5
Automobiles	64,146	69,062	3 to 5
Software	729,672	508,094	3 to 5
	2,243,444	1,808,159
Less accumulated depreciation	(749,821)	(492,070)
Property and Equipment, Net	$1,493,623	$1,316,089

7. Customer Relationships

Customer relationships represent the value ascribed to customer relationships purchased during the August 5, 2005 merger. Customer relationships acquired totaled $8,661,712 and are presented on the balance sheet, net of accumulated amortization of $938,760 and $648,585, as of February 28, 2007 and August 31, 2006, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following:

	February 28, 2007	August 31, 2006

Accrued payroll	$622,071	$873,248
Accrued commissions	473,243	637,771
Accrued state sales taxes	132,935	211,710
Accrued third party service fees	395,831	130,933
Other accrued expenses	1,060,733	1,590,167
	$2,684,814	$3,443,829

9. Related Party Transactions

The Company accrues a monthly management fee of approximately $29,166 pursuant to the management services agreement between DARR Global Holdings, Inc. (“DARR Global”) and Westwood, dated April 16, 2004. On February 5, 2007, in connection with the issuance of the promissory note to DARR Global (see footnote 11), Westwood and DARR Global terminated the Management Services Agreement dated April 16, 2004. DARR Global is a management consulting company 100% owned by the Company’s Chief Executive Officer. For the six months ended February 28, 2007 and 2006, the Company recorded $145,834 and $175,001 for this management fee in the accompanying consolidated statements of operations.

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by officers of the Company. Rent expense was $90,000 for each of the six month periods ended February 28, 2007 and 2006, respectively. The facilities consist of office and warehouse space totaling 43,000 square feet, located in Springfield, New Jersey. Management believes the lease payments are at or below market rate for similar facilities.

The Company is occupying approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which certain officers of the Company are passive investors, owning approximately 20% of the equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the three month periods ended February 28, 2007 and 2006, the Company recorded expense under this lease totaling $44,325 and $44,322, respectively. During the six month periods ended February 28, 2007 and 2006, the Company recorded expense under this lease totaling $88,650 and $87,476, respectively.

10. Accrued Severance

The Company was counterparty to deferred compensation arrangements with a spouse (as beneficiary) of a former officer and a former stockholder of Westwood. Commensurate with the acquisition of Westwood on April 16, 2004, the arrangement with the spouse was forfeited in exchange for a separation agreement. The severance agreement provided quarterly severance payments to the beneficiary of amounts between $22,000 and $33,900 through February 2009. As of August 31, 2006, the Company’s liability under the severance agreement was $272,332. The Company paid in full the remaining amounts owing under severance agreement during the six months ended February 28, 2007, in connection with the Company’s refinancing with the Lender.

11. Amended Employment Agreements and Management Agreement Charges

On February 5, 2007 in connection with the entry into amended and restated employment agreements with Keith Grabel and Mary Margaret Grabel, and in connection with the termination of the Management Services Agreement between Westwood and DARR Global, Westwood issued subordinated promissory notes to Mr. Grabel, Mrs. Grabel and DARR Global in the principal amount of $671,300, $655,600, and $1,002,900, respectively. The total principal amount of these notes, equaling $2,329,800, has been recorded as amended employment agreements and management agreement charges on the consolidated statements of operations for the three and six months ended February 28, 2007.

The Company amended and restated these employment agreements with Keith Grabel and Mary Margaret Grabel in effort to align their base compensation with other Company executives and their respective duties. At the same time, the Company reviewed DARR Global Management Services Agreement and determined that it was appropriate to terminate the agreement and restructure.

New Promissory Notes

Keith Grabel. On February 5, 2007, in connection with the entry into an amended and restated employment agreement with Mr. Grabel, Westwood issued a subordinated promissory note to Keith Grabel in the principal amount of $671,300. Interest on the unpaid principal balance of the note is payable at a rate of five percent (5%) per annum. The note reaches maturity on April 16, 2009. Until that date, Westwood must pay monthly to Mr. Grabel 3.70% of the principal amount and all interest then accrued and unpaid on the note. The Company has guaranteed payment of all amounts due under the note pursuant to a guaranty dated February 5, 2007.

Mary Margaret Grabel. On February 5, 2007, in connection with the entry into an amended and restated employment agreement with Ms. Grabel, Westwood issued a subordinated promissory note to Mary Margaret Grabel in the principal amount of $655,600. Interest on the unpaid principal balance of the note is payable at a rate of five percent (5%) per annum. The note reaches maturity on April 16, 2009. Until that date, Westwood must pay monthly to Ms. Grabel 3.70% of the principal amount and all interest then accrued and unpaid on the note. The Company has guaranteed payment of all amounts due under the note pursuant to a guaranty dated February 5, 2007.

DARR Global Holdings, Inc. On February 5, 2007 in connection with the termination of the Management Services Agreement between Westwood and DARR Global, Westwood issued a subordinated promissory note to DARR Global. The principal amount of the note is $1,002,900, and interest on the unpaid principal amount is payable at a rate of five percent (5%) per annum. Westwood must repay the note at a rate of $250,000 per annum in monthly principal payments of $20,833 and all interest then accrued and unpaid on the note. However, if either (i) the Company achieves a defined EBITDA target or (ii) all amounts due under the notes issued to Mr. Grabel, Ms. Grabel and Four Kings Management LLC are paid in full, then Westwood must repay the note at a rate of $350,000 per annum. The Company has guaranteed payment of all amounts due under the note pursuant to a guaranty dated February 5, 2007. DARR Global is a management consulting firm that is 100% owned by Mr. Dinesh Desai, the Company’s Chairman and Chief Executive Officer.

Payment on 5% and 8% junior subordinated notes to former stockholders of Westwood

In connection with the Company’s refinancing with the Lender on December 7, 2006, Westwood paid the full amount due and owing under the 5% and 8% junior subordinated notes to former stockholders of Westwood.

12. Long-Term Debt

The Company’s long-term debt at February 28, 2007 consists of the following:

February 28, 2007

8% junior subordinated notes payable to Darr Westwood LLC, a related entity	1,102,794
Subordinate note payable to Darr Westwood LLC, a related entity	750,000
Subordinate note payable to Four Kings Management	552,000
GMAC	13,607
5% subordinated note payable to Mr. Keith Grabel	646,437
5% subordinated note payable to Ms. Mary Margaret Grable	631,319
5% subordinated note payable to DARR Global Holdings, Inc.	1,002,900
Total debt	4,699,057
Less current portion	(1,151,283)
Long-term debt, net of current portion	$3,547,774

13. Subsequent Events

As previously reported on the company’s filed 8-K dated April 3, 2007, the Company, EGS, Configuration Management, Inc., a New Jersey corporation (“Configuration Management”), and William Anderson (the “Seller”) entered into a Stock Purchase Agreement dated December 20, 2006, pursuant to which EGS was to acquire all of the issued and outstanding capital stock of Configuration Management, Inc. for a purchase price of $10.7 million, subject to certain adjustments. Section 12.1 of the Purchase Agreement provided that if the closing of the transactions contemplated by the Purchase Agreement has not occurred by March 28, 2007, either EGS or the Seller could terminate the Purchase Agreement. On March 28, 2007, the Seller sent a notice to Emtec and EGS alleging a material default and breach of the Purchase Agreement and terminated the Purchase Agreement pursuant to Section 12.1. Neither the Company nor EGS believes it is in material default or breach of the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, EGS has paid Seller $500,000 as an advance against the purchase price, which EGS anticipates it will be unable to recover. This $500,000 advance against the purchase price along with an additional $178,116 in expenses related to the potential acquisition has been recorded as an expense on the Company’s consolidated statement of operations as selling, general and administrative expense during the three months ended February 28, 2007.

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

Recent Events

On February 5, 2007, in connection with the entry into amended and restated employment agreements with Keith Grabel and Mary Margaret Grabel, and in connection with the termination of the Management Services Agreement between the Company and DARR Global, Westwood issued subordinated promissory notes to Mr. Grabel, Ms. Grabel and DARR Global in the principal amount of $671,300, $655,600, and $1,002,900, respectively. The aggregate principal amount of these notes, equal to $2,329,800 has been recorded as an amended employment agreements and management agreement charges expense on the consolidated statements of operations for the three months ended February 28, 2007.

During the quarter ended February 28, 2007, in connection with potential acquisition of Configuration Management, Inc., we incurred $678,116 of merger related costs, including $500,000 in advance purchase price payments, which have been recorded as an expense on our consolidated statement of operations as selling, general and administrative expense. As previously reported by us in a Current Report on 8-K dated April 3, 2007, this agreement was terminated by the Seller on March 28, 2007.

Results of Operations

Comparison of Three Months Ended February 28, 2007 and 2006

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the three months ended February 28, 2007 and 2006.

EMTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended Februray 28,

	2007	2006	Change	%
Revenues	$41,154,373	$41,419,415	$(265,042)	-0.6%
Cost of revenues	36,802,405	36,297,550	504,855	1.4%
Gross profit	4,351,968	5,121,865	(769,897)	-15.0%
Percent of revenues	10.6%	12.4%

Operating expenses:
Selling, general, and administrative expenses	5,755,872	4,878,597	877,275	18.0%
Management fee – related party	58,334	87,501	(29,167)	-33.3%
Amended employment agreements
and management agreement charges	2,329,800	-	2,329,800	N/A
Rent expense – related party	89,325	88,933	392	0.4%
Depreciation and amortization	291,485	224,967	66,518	29.6%
Total operating expenses	8,524,816	5,279,998	3,244,818	61.5%
Pecent of revenues	20.7%	12.7%		0.0%

Operating loss	(4,172,848)	(158,133)	(4,014,715)	2538.8%
Percent of revenues	-10.1%	-0.4%

Other expense (income):
Interest income – other	(16,965)	(14,743)	(2,222)	15.1%
Interest expense	354,880	337,530	17,350	5.1%
Other expense (income)	(163)	(753)	590	N/A

(Loss) before income taxes	(4,510,600)	(480,167)	(4,030,433)	839.4%
Provision for income taxes	(1,814,856)	(91,631)	(1,723,225)	1880.6%
Net (loss)	$(2,695,744)	$(388,536)	$(2,307,208)	593.8%
Percent of revenues	-6.6%	-0.9%

Total Revenues

Total revenues decreased by 0.6%, or $265,042, to $41.15 million for the three months ended February 28, 2007, compared to $41.42 million for the three months ended February 28, 2006. This decrease is mainly due to a continuous IT spending slow-down in various governmental agencies in the State of New Jersey, larger educational roll-out projects being pushed into future quarters and our inability to attract new major customers.

A large portion of our revenue is drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the General Service Administration. During the three months ended February 28, 2007 and 2006, U.S. governmental department and agency related revenues represented approximately 51.9% and 42.3% of total revenues, respectively.

It is expected that federal government business revenues will continue to represent a large portion of our total revenues as we continue to strive to penetrate wider and deeper into various civilian and military agencies. We have broadened the number of multi-year contracts in which we are participating and we are one of nine recent awardees of a U.S. Army contract which contemplates the awardees participating in government purchases which may approximate $5.0 billion over 10 years. Additionally, we were recently awarded National Aeronautics and Space Administration – Solution for Enterprise Wide Procurement IV, (“NASA SEWP IV”) Contract, under which we will be able to patricipate in possible government purchases. In addition, we are currently bidding on several new contracts. As a result of our existing federal government contracts, as well as our ongoing focus on seeking new contracts, we feel that that our total future revenues derived from the federal government business will be similar to prior periods although our business may be subject to federal government budgetary pressures and constraints.

The education business is expected to be strong during the upcoming quarters. We anticipate participating in various computer roll-out projects for various school districts which we believe will increase our education revenues over prior quarters. Presently, we have received purchase orders in excess of $15.0 million to be fulfilled over the next several months.

Our revenues, by client types, are comprised of the following:

	For the Three Months Ended February 28,
	2007		2006
Departments of the United States Government	$21,351,696	51.9%	$17,514,706	42.3%
State and Local Governments	3,243,055	7.9%	8,938,469	21.6%
Commercial Companies	12,951,877	31.5%	10,733,709	25.9%
Education and other	3,607,745	8.8%	4,232,530	10.2%
Total Revenues	$41,154,373	100.0%	$41,419,415	100.0%

Gross Profit

Aggregate gross profit decreased by 15.0%, or $769,897, to $4.35 million for the three months ended February 28, 2007 as compared to $5.12 million for the three months ended February 28, 2006. This decrease is mainly due to a continuous IT spending slow-down in various governmental agencies in the State of New Jersey and larger educational roll-out projects being pushed into future quarters. These decreases resulted in a reduction of our higher margin installation services which reduced our gross profit. Additionally, this quarter we received less manufacturer incentives and rebates.

Measured as a percentage of revenues, our gross profit margin decreased to 10.6% of total revenues for the three months ended February 28, 2007 from 12.4% for the three months ended February 28, 2006. This decrease is mainly due to competitive pressure, aggressive pricing strategies, decline in education and state and local revenues, and lower utilization of our technical engineers which lowered our margin percentages.

We believe that the education business will improve during the upcoming quarters. We anticipate participating in various computer roll-out projects for various school districts which we believe will increase our education revenues over prior quarters. Presently, we have received purchase orders in excess of $15.0 million to be fulfilled over the next several months. These computer roll-out projects should positively impact our technical employee utilization and thus we expect it to improve our gross margin percentages.

Factors that may affect gross profits in the future include changes in product margins, rebates and other incentives offered by various manufacturers, changes in technical employee utilization rates, the mix of products and services sold, and the decision to aggressively price certain products and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 18.0%, or $877,275, to $5.76 million for the three months ended February 28, 2007, compared to $4.88 million for the three months ended February 28, 2006. This increase in selling, general and administrative expenses is mainly due to the following:

o	Merger related costs associated with the termination of the Stock Purchase Agreement with Configuration Management, Inc. totaled $678,116, which includes $500,000 in advance payments made against the purchase price and $178,116 in professional fees and other related expenses;

o	Stock compensation expense related to the issuance of stock options and non-vested stock was $109,281 for the three months ended February 28, 2007;

o	Severance costs paid during the quarter of approximately $150,000; and

o	Approximately $125,000 in costs associated with office consolidation incurred during this quarter.

Most of the above listed selling, general and administrative expenses are non-recurring and we anticipate that these types of expenses should not be repeated in future quarters.

In addition, to improve operational efficiencies within the organization, we have made operational and management changes to our business for which we expect to see the impact in future quarters. We will continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within selling, marketing, general and administrative expenses.

Factors that may in the future have a negative impact on our selling, general and administrative costs include costs associated with marketing and selling activities, potential merger related costs,

technological improvement costs, compliance costs associated with SEC rules and increases in our insurance costs.

Management Fee-Related Party

Management fees paid to a related party for the three months ended February 28, 2007 compared to the three months ended February 28, 2006 decreased by $29,167. This decrease is due to the termination of the Management Services Agreement dated April 16, 2004 between Westwood and DARR Global. Under the terms of the agreement, DARR Global charged Westwood a monthly management fee of $29,167.

On February 5, 2007 in connection with the termination of the Management Services Agreement between Westwood and DARR Global, Westwood issued a subordinated promissory note to DARR Global. The principal amount of the note is $1,002,900, and interest on the unpaid principal amount is payable at a rate of five percent (5%) per annum. Westwood must repay the note at a rate of $250,000 per annum in monthly principal payments of $20,833 and all interest then accrued and unpaid on the note. However, if either (i) the Company achieves a defined EBITDA target or (ii) all amounts due under the notes issued to Mr. Grabel, Ms. Grabel and Four Kings Management LLC are paid in full, then Westwood must repay the note at a rate of $350,000 per annum. The Company has guaranteed payment of all amounts due under the note pursuant to a guaranty dated February 5, 2007. DARR Global is a management consulting firm that is 100% owned by Mr. Dinesh Desai, the Company’s Chairman and Chief Executive Officer.

Amended Employment Agreements and Management Agreement Charges

On February 5, 2007 in connection with the entry into amended and restated employment agreements with Keith Grabel and Mary Margaret Grabel, and in connection with the termination of the Management Services Agreement between Westwood and DARR Global, Westwood issued subordinated promissory notes to Mr. Grabel, Mrs. Grabel and DARR Global in the principal amount of $671,300, $655,600, and $1,002,900, respectively. The total principal amount of these notes, equaling $2,329,800, has been recorded as an amended employment agreements and management agreement charges on the consolidated statements of operations for the three months ended February 28, 2007.

Rent Expense-Related Party

We occupy approximately 43,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from Westwood Property Holdings, LLC, in which Keith Grabel, our director and an executive officer, Mary Margaret Grabel, spouse of our director and an executive officer, and David Micales, our Vice President of Operations, are members. The lease term is through April 2009 with monthly base rent of $15,000. During the three months ended February 28, 2007 and 2006, we recorded $45,000 in expense under this lease.

We also occupy approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA from GS&T Properties, LLC, in which certain officers of our company are passive investors, owning approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the three months ended February 28, 2007 and 2006, we recorded $44,325 and $43,933 in expense under this lease, respectively.

Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

Depreciation and Amortization expense increased by 29.6%, or $66,518, to $291,485 for the three months ended February 28, 2007, compared to $224,967 for the three months ended February 28, 2006. This increase is primarily attributable to increased investment in property and equipment, which increased our depreciation expense. These capital assets acquisitions were primarily for computer equipment for internal use, the purchase of software licenses and integration related costs to upgrade our computer systems.

Intangible assets at February 28, 2007 and August 31, 2006 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $938,761 and $648,585, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $145,089 for each of the three month periods ended February 28, 2007 and 2006. Amortization expense of $580,356 is expected to be recorded each year through August 31, 2016, $573,085 for the year ended August 31, 2017, $558,544 for each of the years ended August 31, 2018 and 2019, and $518,755 for the year ended August 31, 2020.

Interest expense

Interest expense increased by 5.1%, or $17,350, to $354,880 for the three months ended February 28, 2007, compared to $337,530 for the three months ended February 28, 2006. This is mainly due to an average higher balance outstanding on our line of credit due to higher Days Sales Outstanding during the three months ended February 28, 2007 as compared with three months ended February 28, 2006.

Provision for Income Taxes

We recorded an income tax benefit of $1.81 million during the three months ended February 28, 2007. This income tax benefit is primarily due to recording deferred tax assets associated with net operating carry-forwards and amended employment agreements and management agreement charges associated with loss of $4.51 million. We estimate that it is more likely than not that the deferred tax and assets recorded as of February 28, 2007 will be realized in future periods, and accordingly no valuation allowance related to our deferred tax assets has been recorded.

Comparison of Six Months Ended February 28, 2007 and 2006

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the six months ended February 28, 2007 and 2006.

EMTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended February 28,

	2007	2006	Change	%
Revenues	$106,093,516	$126,200,100	$(20,106,584)	-15.9%
Cost of revenues	95,682,901	112,856,068	(17,173,167)	-15.2%
Gross profit	10,410,615	13,344,032	(2,933,417)	-22.0%
Percent of revenues	9.8%	10.6%

Operating expenses:
Selling, general, and administrative expenses	11,102,828	11,802,382	(699,554)	-5.9%
Management fee – related party	145,834	175,001	(29,167)	-16.7%
Amended employment agreements
and management agreement charges	2,329,800	-	2,329,800	N/A
Rent expense – related party	178,650	177,087	1,563	0.9%
Depreciation and amortization	550,736	438,471	112,265	25.6%
Total operating expenses	14,307,848	12,592,941	1,714,907	13.6%
Pecent of revenues	13.5%	10.0%		0.0%

Operating (loss) income	(3,897,233)	751,091	(4,648,324)	-618.9%
Percent of revenues	-3.7%	0.6%

Other expense (income):
Interest income – other	(57,915)	(24,067)	(33,848)	140.6%
Interest expense	563,598	593,765	(30,167)	-5.1%
Other expense (income)	(413)	(28,316)	27,903	N/A

(Loss) income before income taxes	(4,402,503)	209,709	(4,612,212)	-2199.3%
Provision for income taxes	(1,739,810)	182,205	(1,922,015)	-1054.9%
Net (loss) income	$(2,662,693)	$27,504	$(2,690,197)	-9781.1%
Percent of revenues	-2.5%	0.0%

Total Revenues

Total revenues decreased by 15.9%, or $20.11 million, to $106.10 million for the six months ended February 28, 2007, compared to $126.20 million for the six months ended February 28, 2006. This decrease is mainly due to an overall decrease in our customers’ IT spending, particularly various governmental agencies in the State of New Jersey, larger educational roll-out projects being pushed into future quarters, and our inability to attract new major customers.

A large portion of our revenue is drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the General Service Administration. During the six months ended February 28, 2007 and 2006, U.S. governmental department and agency related revenues represented approximately 63.6% and 56.3% of total revenues, respectively.

It is expected that federal government business revenues will continue to represent a large portion of our total revenues as we continue to penetrate wider and deeper into various civilian and military agencies. We have broadened the number of multi-year contracts in which we are participating and we are one of nine recent awardees of a U.S. Army contract which contemplates the awardees participating in government purchases which may approximate $5.0 billion over 10 years. Additionally, we were recently awarded NASA SEWP IV Contract, under which we will be able to participate in possible government purchases. In addition, we are currently bidding on several new contracts. As a result of our existing federal government contracts, as well as our ongoing focus on seeking new contracts, we feel that that our total future revenues derived from the federal government business will be similar to prior periods although our business may be subject to federal government budgetary pressures and constraints.

The education business is expected to be strong during the upcoming quarters. We anticipate participating in various computer roll-out projects for various school districts which we believe will increase our education revenues over prior quarters. Presently, we have received purchase orders in excess of $15.0 million to be fulfilled over the next several months.

Our revenues, by client types, are comprised of the following:

	For the Six Months Ended February 28,
	2007		2006
Departments of the United States Government	$67,513,191	63.6%	$71,054,112	56.3%
State and Local Governments	6,768,340	6.4%	15,970,876	12.7%
Commercial Companies	24,064,034	22.7%	26,561,592	21.0%
Education and other	7,747,951	7.3%	12,613,520	10.0%
Total Revenues	$106,093,516	100.0%	$126,200,100	100.0%

Gross Profit

Aggregate gross profit decreased by 22.0%, or $2.93 million, to $10.41 million for the six months ended February 28, 2007 as compared to $13.34 million for the six months ended February 28, 2006. This decrease is mainly due to a decrease in revenue as discussed in the total revenue section.

Measured as a percentage of revenues, our gross profit margin decreased to 9.8% of total revenues for the six months ended February 28, 2007 from 10.6% for the six months ended February 28, 2006. This decrease is mainly due to competitive pressure, aggressive pricing strategies, decline in education and state and local revenues, and lower utilization of our technical engineers which lowered our margin percentages.

Factors that may affect gross profits in the future include changes in product margins, rebates and other incentives offered by various manufacturers, changes in technical employee utilization rates, the mix of products and services sold, and the decision to aggressively price certain products and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by 5.9%, or $699,554, to $11.10 million for the six months ended February 28, 2007, compared to $11.80 million for the six months ended February 28, 2006. Selling, general and administrative expense for the six months ended February 28, 2007 includes following expenses:

o	Merger related costs associated with the termination of the Stock Purchase Agreement with Configuration Management, Inc. totaled to $678,116, which includes $500,000 in advance payments made against the purchase price and $178,116 in professional fees and other related expenses;

o	Stock compensation expense related to the issuance of stock options and non-vested stock was $190,122 for the six months ended February 28, 2007;

o	Severance costs paid during the period of approximately $210,000; and

o	Approximately $125,000 in costs associated with office consolidation incurred during this quarter.

Excluding the above listed expenses, our selling, general and administrative expenses would have decreased by approximately $1.90 million to $9.90 million for the six months ended February 28, 2007 as compared with $11.80 million for the six months ended February 28, 2006. This decrease in selling, general and administrative expenses is mainly due to the following:

o	Sales commission expense decreased by approximately $568,000, which is directly related to the decrease in our gross profit resulting from lower revenues;

o	An overall decrease of approximately $800,000 in compensation and benefits expenses;

o	A decrease of approximately $310,000 in professional fees due to reduced reliance on outside professionals and a full year with our current auditors;

o	Approximately $192,000 of reduced costs resulting from decreases in a variety of areas including marketing, advertising, insurance, rent, utilities, building expense and others.

In addition, to improve operational efficiencies within the organization, we have made operational and management changes to our business for which we expect to see the impact in future quarters. We will continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within selling, marketing, general and administrative expenses.

Factors that may in the future have a negative impact on our selling, general and administrative costs include costs associated with marketing and selling activities, potential merger related costs, technological improvement costs, compliance costs associated with SEC rules and increases in our insurance costs.

Management Fee-Related Party

Management fees paid to a related party for the six months ended February 28, 2007 compared to the six months ended February 28, 2006 decreased by $29,167. This decrease is due to the termination of the Management Services Agreement dated April 16, 2004 between Westwood and DARR Global. Under the terms of the agreement, DARR Global charged Westwood a monthly management fee of $29,167.

On February 5, 2007 in connection with the termination of the Management Services Agreement between Westwood and DARR Global, Westwood issued a subordinated promissory note to DARR Global. The principal amount of the note is $1,002,900, and interest on the unpaid principal amount is payable at a rate of five percent (5%) per annum. Westwood must repay the note at a rate of $250,000 per annum in monthly principal payments of $20,833 and all interest then accrued and unpaid on the note. However, if either (i) the Company achieves a defined EBITDA target or (ii) all amounts due under the notes issued to Mr. Grabel, Ms. Grabel and Four Kings Management LLC are paid in full, then Westwood must repay the note at a rate of $350,000 per annum. The Company has guaranteed payment of all amounts due under the note pursuant to a guaranty dated February 5, 2007. DARR Global is a management consulting firm that is 100% owned by Mr. Dinesh Desai, the Company’s Chairman and Chief Executive Officer.

Amended Employment Agreements and Management Agreement Charges

On February 5, 2007 in connection with the entry into amended and restated employment agreements with Keith Grabel and Mary Margaret Grabel, and in connection with the termination of the Management Services Agreement between the Company and DARR Global, Westwood issued subordinated promissory notes to Mr. Grabel, Mrs. Grabel and DARR Global in the principal amount of $671,300, $655,600, and $1,002,900, respectively. Total of these notes equaling to $2,329,800 has been recorded as an amended employment agreements and management agreement charges on the consolidated statements of operations for the three months ended February 28, 2007.

Rent Expense-Related Party

We occupy approximately 43,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from Westwood Property Holdings, LLC, in which Keith Grabel, our director and an executive officer, Mary Margaret Grabel, spouse of our director and an executive officer, and David Micales, our Vice President of Operations, are members. The lease term is through April 2009 with monthly base rent of $15,000. During the six months ended February 28, 2007 and 2006, we recorded $90,000 in expense under this lease.

We also occupy approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA from GS&T Properties, LLC, in which certain officers of our company are passive investors, owning approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the six months ended February 28, 2007 and 2005, we recorded $88,650 and $87,087 in expense under this lease, respectively.

Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

Depreciation and Amortization expense increased by 25.6%, or $112,265, to $550,736 for the six months ended February 28, 2007, compared to $438,471 for the six months ended February 28, 2006. This increase is primarily attributable to increased investment in property and equipment, which increased our depreciation expense. These capital assets acquisitions were primarily for computer equipment for internal use, the purchase of software licenses and integration related costs to upgrade our accounting systems.

Intangible assets at February 28, 2007 and August 31, 2006 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $938,761 and $648,585, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $291,618 for each of the six months ended February 28, 2007 and 2006. Amortization expense of $580,356 is expected to be recorded each year through August 31, 2016, $573,085 for the year ended August 31, 2017, $558,544 for each of the years ended August 31, 2018 and 2019, and $518,755 for the year ended August 31, 2020.

Interest expense

Interest expense decreased by 5.1%, or $30,167, to $563,598 for the six months ended February 28, 2007, compared to $593,765 for the six months ended February 28, 2006. This is primarily attributable to an average lower balance outstanding on our line of credit during the six months ended February 28, 2007.

Provision for Income Taxes

We recorded an income tax benefit of $1.74 million during the six months ended February 28, 2007. This income tax benefit is primarily due to recording deferred tax assets associated with net operating loss carryforwards and amended employment agreements and management agreement charges associated with loss of $4.40 million for the six months ended February 28, 2007. We estimate that it is more likely than not that the deferred tax assets recorded as of February 28, 2007 will be realized in future periods, and accordingly no valuation allowance related to our deferred tax assets has been recorded.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in and enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. If there are changes in net assets as a result of the application of FIN 48 these will be accounted for as an adjustment to retained earnings. Additional disclosures about the amounts of such liabilities will be required also. The Company is required to adopt FIN 48 beginning September 1 , 2007. Management is currently assessing the impact of FIN 48 on consolidated financial position and results of operations.

Liquidity and Capital Resources

Cash and cash equivalents at February 28, 2007 of $1.12 million represented an increase of $199,658 from $917,683 at August 31, 2006. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit. Borrowings under our line of credit at February 28, 2007 increased to $8.39 million from $881,459 on at August 31, 2006. As of February 28, 2007, our net working capital was approximately $3.36 million less than it was at August 31, 2006. The decrease in working capital is mainly due to following:

o	Payment of $533,281 to former stockholders of Westwood, which paid in-full the amount due and owing under the 5% and 8% junior subordinated notes during the six months ended February 28, 2007;

o	Payment of $272,332, which paid in full amounts due and owing to Joyce Tischler under a separation agreement dated April 16, 2004 during the six months ended February 28, 2007;

o	On February 5, 2007 in connection with the entry into amended and restated employment agreements with Keith Grabel and Mary Margaret Grabel, and in connection with the termination of the Management Services Agreement between the Company and DARR Global, Westwood issued subordinated promissory notes to Mr. Grabel, Ms. Grabel and DARR Global in the principal amount of $671,300, $655,600, and $1,002,900, respectively. The current portion of these long-term notes, totaling to $839,729, decreased working capital;

o	Investment in Property and Equipment of $438,095;

o	Operating losses incurred during this quarter due to reasons discussed in our Results of Operations in sections above.

On December 7, 2006, the Company and its subsidiaries Emtec NJ, Emtec LLC, and Westwood, (collectively, “the Borrower”), entered into a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender has agreed to provide the Borrower a revolving credit loan and floorplan loan (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender, minus $5.0 million reserve. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the New Credit Facility. Borrowings under the Credit Facility will bear interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% for revolving credit loans. Floorplan loans shall not bear interest until the Borrower is in default unless a floorplan loan is unsubsidized then such floorplan loan will accrue interest once made at the rate agreed to by the parties. Interest on outstanding floorplan loans accrues per annum at the rate of 2.5% in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal.

To secure the payment of the obligations under the Credit Facility, the Borrower granted to the Lender a security interest in all of Borrower’s interests in certain of its assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.

In addition, the Lender and MRA Systems, Inc. (dba GE Access), one of our trade creditors, entered into an intercreditor agreement in which the Lender agreed to give GE Access a first lien position on all future unbilled service maintenance billings and which provide that, as regards to GE Access, all debt obligations to the Lender are accorded priority.

Simultaneous with the execution of the Credit Facility, the Borrower terminated its Business Financing Agreement and Wholesale Financing Agreement with GE Commercial Distribution Finance Corporation and satisfied all outstanding obligations under those agreements.

As of February 28, 2007, we had $8.39 million outstanding balance under the revolving portion of our Credit Facility, and an $885,677 outstanding (included in the Company’s accounts payable) outstanding balance plus $860,300 in open approvals under the floor plan portion of Credit Facility with the Lender. Net availability of $4.71 million was available under the accounts receivable Credit Facility, and $17.15 million was available under the floor plan portion Credit Facility as of February 28, 2007.

As of February 28, 2007, the Company determined that it was in compliance with its financial covenants with the Lender.

As of February 28, 2007, we had outstanding balances under our open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $32.7 million with outstanding principal of approximately $15.1 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have material adverse affect our business, result of operations, and financial condition.

Capital expenditures of $438,096 during the six months ended February 28, 2007 related primarily to the purchase of computer equipment for internal use, the purchase of software licenses and integration related costs to upgrade our accounting systems. We anticipate our capital expenditures for our fiscal year ending August 31, 2007 will be approximately $650,000, of which approximately $450,000 will be for the upgrade of our organizational computer system, including the implementation and data conversion costs, and the remaining $200,000 will primarily be for the purchase of computer equipment for internal use.

We anticipate that our primary sources of liquidity in fiscal year 2007 will be cash generated from operations, trade vendor credit and cash available to us under our Credit Facility. Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues. Any loss of clients, whether due to price competition or technological advances, will have an adverse affect on our revenues and gross profit. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Business – Risk Factors” discussed in our Annual Report on Form 10-K for the year ended August 31, 2006.

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

Intangible assets at February 28, 2007 and August 31, 2006 consisted of the value ascribed to customer relationships. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Item 3. Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at February 28, 2007 was approximately $8.39 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $83,900 annually.

Item 4. Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed under Item 1A of our Form 10-K for the year ended August 31, 2006. .

We may not generate profits in the future and we had net loss in recent quarter.

For the three months ended February 28, 2007, we incurred operating loss of $4.17 million. Continuing net operating losses may limit our ability to service our debt and fund our operations and we may not generate net income from operations in the future. Factors contributing to operating loss in recent quarter included, but were not limited to, lower gross profits due to continuous IT spending slow-down in various governmental and educational entities; less manufacturer rebates and incentives; competitive pressure; aggressive pricing strategies; lower utilization of our technical engineers; potential merger related costs; and amended employment agreements and management agreement charges we incurred during this quarter. These and other factors may adversely affect our ability to generate profits in the future.

Continuous operating losses in future quarters could result in impairment of Goodwill.

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and as a result, goodwill is not amortized but tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have set an annual impairment testing date of June 1. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

Emtec has been designated as a single reporting unit for financial reporting purposes. We perform an impairment test based on a market approach that uses our market capitalization at that date as the fair value of the Company. Under this method, we compare the fair value of the reporting unit to its carrying value inclusive of goodwill. If the fair value exceeds the carrying value there is no impairment and no further analysis is necessary. If we continue to have operating losses and fail to have market acceptance, or the market conditions in the stock market causes our market valuation to decline, we may incur charges for impairment of goodwill.

Item 4. Submission of Matters to a vote by Securities Holders

The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on January 22, 2007. There were present at the Meeting in person or by proxy shareholders holding an aggregate of 13,735,428 shares of Common Stock of a total number of 14,385,286 shares of Common Stock outstanding and entitled to vote at the Meeting.

1. Election of Directors.

The following directors were elected as Class A directors.

NOMINEE	FOR	AGAINST	ABSTENSIONS
Robert Mannarino	13,733,655	-	1,773

The following director was elected as a Class B director.

NOMINEE	FOR	AGAINST	ABSTENSIONS
Keith Grabel	13,632,015	-	103,413

2. The stockholders ratified the appointment of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the fiscal year ending August 31, 2007 by the vote set forth below:

FOR	AGAINST	ABSTENSIONS
13,733,655	400	1,373

Item 6. Exhibits

Exhibit 10.1 – Amended and Restated Employment Agreement dated as of February 5, 2007 by and between Westwood Computer Corporation and Keith Grabel.

Exhibit 10.2 – Amended and Restated Employment Agreement dated as of February 5, 2007 by and between Westwood Computer Corporation and Mary Margaret Grabel.

Exhibit 10.3 – Amended and Restated Employment Agreement dated as of February 5, 2007 by and between Westwood Computer Corporation and Ronald A. Seitz.

Exhibit 10.4 –Subordinated Promissory Note dated February 5, 2007 issued by Westwood Computer Corporation in favor of Keith Grabel.

Exhibit 10.5 –Subordinated Promissory Note dated February 5, 2007 issued by Westwood Computer Corporation in favor of Mary Margaret Grabel.

Exhibit 10.6 –Subordinated Promissory Note dated February 5, 2007 issued by Westwood Computer Corporation in favor of DARR Global Holdings, Inc.

Exhibit 10.7 – Form of Guaranty issued by Emtec, Inc. in favor of Keith Grabel, Mary Margaret Grabel, and DARR Global Holdings, Inc. dated February 5, 2007.

Exhibit 31.1 - Rule 13a-14(a)/15 d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated April 23, 2007.

Exhibit 31.2 - Rule 13a-14(a)/15 d-14(a) Certification of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated April 23, 2007.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated April 23, 2007.

Exhibit 32.2 - Section 1350 Certificate of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated April 23, 2007.

          SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EMTEC, INC.

By: /s/ DINESH R. DESAI____
Dinesh R. Desai
Chairman and Chief
Executive Officer
(Principal Executive Officer)

By: /s/ STEPHEN C. DONNELLY__
Stephen C. Donnelly
Chief Financial Officer
(Principal Financial Officer)

Date: April 23, 2007