Form 10-Q
period 2007-05-31
EMTEC INC/NJ
filed 2007-07-16
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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
Yes ☐  No ☒

      As of June 28, 2007, there were outstanding 14,385,286 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2007

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
May 31, 2007 (Unaudited) and August 31, 2006	1

Consolidated Statements of Operations
Three and Nine months ended May 31, 2007 (Unaudited)
and 2006 (Unaudited)	2

Consolidated Statements of Cash Flows
Nine months ended May 31, 2007 (Unaudited)
and 2006 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

Item 2 - Management’s Discussion and Analysis of Financial
Condition and Results of Operations	14

Item 3 – Quantitative and Qualitative Information About Market Risk	30

Item 4 – Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1A – Risk Factors	32

Item 6 – Exhibits	34

SIGNATURES	35

2

     PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EMTEC, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2007
	(Unaudited)	August 31, 2006

Assets

Current Assets

Cash and cash equivalents	$1,647,130	$917,683
Receivables:
Trade, less allowance for doubtful accounts	23,327,748	27,424,737
Others	2,478,370	2,478,004
Inventories, net	6,133,028	1,295,364
Prepaid expenses	572,166	681,831
Deferred tax asset - current	791,879	636,183

Total current assets	34,950,321	33,433,802

Property and equipment, net	1,405,692	1,316,089
Customer relationships, net	7,577,864	8,013,127
Goodwill	9,014,055	9,014,055
Restricted cash	150,000	150,000
Other assets	549,241	97,751
Total assets	$53,647,173	$52,024,824

Liabilities and Stockholders' Equity

Current Liabilities

Line of credit	$3,763,583	$881,459
Accounts payable - trade	27,351,431	23,355,126
Accounts payable - related party	275,000	254,166
Current portion of long term debt - related party	1,280,660	719,356
Income taxes payable	59,308	85,732
Accrued liabilities	2,570,329	3,443,829
Due to former stockholders	631,415	631,415
Customer deposits	121,265	693,383
Deferred revenue	993,100	1,069,020
Total current liabilities	37,046,091	31,133,486

Accrued severance	-	272,332
Deferred tax liability	909,902	2,785,606
Long term debt - related party	2,984,715	2,290,862

Total liabilities	40,940,708	36,482,286

Commitments and contigent liabilities
Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized;
17,249,875 shares issued and 14,385,286 outstanding at
May 31, 2007 and August 31, 2006	172,499	172,499
Additional paid-in capital	20,213,567	19,921,699
Retained earnings (Accumulated deficit)	(2,083,554)	1,044,387
	18,302,512	21,138,585
Less: treasury stock, at cost, 2,864,589 shares	(5,596,047)	(5,596,047)

Total stockholders' equity	12,706,465	15,542,538

Total liabilities and stockholders' equity	$53,647,173	$52,024,824

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2007	2006	2007	2006
Revenues	$44,163,067	$49,962,609	$150,256,583	$176,162,709
Cost of revenues	39,493,643	44,264,956	135,176,544	157,121,024
Gross profit	4,669,424	5,697,653	15,080,039	19,041,685

Operating expenses:
Selling, general, and administrative
expenses	4,787,338	5,087,263	15,890,166	16,889,646
Management fee – related party	-	87,500	145,834	262,500
Amended employment agreements
and management agreement charges
	-	-	2,329,800	-
Rent expense – related party	89,325	89,322	267,975	266,409
Depreciation and amortization	297,815	238,105	848,551	676,576
Total operating expenses	5,174,478	5,502,190	19,482,326	18,095,131

Operating (loss) income	(505,054)	195,463	(4,402,287)	946,554

Other expense (income):
Interest income – other	(15,995)	(7,883)	(73,910)	(31,950)
Interest expense	267,120	315,095	830,718	908,860
Other	(29)	(291)	(442)	(28,607)

(Loss) income before income taxes	(756,150)	(111,458)	(5,158,653)	98,251
Provision for income taxes (benefit)	(290,902)	(48,113)	(2,030,712)	134,092
Net loss	$(465,248)	$(63,345)	$(3,127,941)	$(35,841)

Net loss per common share
Basic and diluted	$(0.03)	$(0.00)	$(0.22)	$0.00

Weighted Average Shares Outstanding

Basic	14,385,286	14,381,286	14,385,286	15,039,273

Diluted	14,385,286	14,386,171	14,385,286	15,044,332

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	May 31,
	2007	2006
Cash Flows From Operating Activities
Net loss	$(3,127,941)	$(35,841)

Adjustments to Reconcile Net Loss to Net
Cash Provided By (Used In) Operating Activities
Depreciation and amortization	848,551	676,573
Deferred income tax (benefit) expense	(2,031,400)	6,669
Stock-based compensation	291,868	-
Put option valuation	-	(11,500)

Changes In Operating Assets and Liabilities
Receivables	4,096,623	10,797,032
Inventories	(4,837,664)	3,171,313
Prepaid expenses and other assets	(341,836)	(27,717)
Accounts payable	4,017,139	(9,435,204)
Customer deposits	(572,118)	(1,221,541)
Income taxes payable	(26,424)	(818,738)
Accrued liabilities	(873,500)	(352,741)
Deferred compensation	(272,332)	(47,601)
Deferred revenue	(75,920)	(142,209)
Net Cash Provided by (Used In) Operating Activities	(2,904,954)	2,558,495

Cash Flows From Investing Activities
Purchases of property and equipment	(502,880)	(563,421)
Acquisition of businesses, net of cash acquired	-	(39,445)
Net Cash Used In Investing Activities	(502,880)	(602,866)

Cash Flows From Financing Activities
Net increase (decrease) in line of credit	2,882,124	(849,259)
Proceeds from issuance of common stock	-	11,936
Decrease in restricted cash	-	5,500,000
Purchase of treasury stock	-	(5,596,047)
New promissory notes	2,329,800	-
Repayment of debt	(1,074,643)	(495,607)
Net Cash Provided By (Used In) Financing Activities	4,137,281	(1,428,977)

Net Increase in Cash and Cash Equivalents	729,447	526,652
Beginning Cash and Cash Equivalents	917,683	1,021,237

Ending Cash and Cash Equivalents	$1,647,130	$1,547,889
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$40,457	$1,152,419
Interest	$550,456	$477,776

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

2.   General

Description of Business

Emtec, Inc. (the “Company”) is an information technology company, providing consulting, services and products to commercial, federal, education, state and local verticals. The Company’s areas of specific practices include communications, data management, enterprise computing, managed services, storage and data center planning and development. The Company’s client base is comprised of departments of the United States Federal Government, U.S. state and local governments, schools and commercial businesses throughout the United States. The most significant portion of the Company’s revenue is derived from activities as a reseller of Information Technology (“IT”) products, such as workstations, servers, microcomputers, and application software and networking and communications equipment.

The Company considers all of its operating activity to be generated from a single operating segment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Emtec, Inc. a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), and Emtec Viasub’s wholly owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), formerly known as Westwood Computer Corporation (“Westwood”), and Emtec Global Services LLC (“EGS”). Significant intercompany account balances and transactions have been eliminated in consolidation.

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

Inventories

Inventories are stated at the lower of average cost or market. Inventories are finished goods purchased for resale and consist of computer hardware, computer software, computer peripherals and related supplies.

Earnings (Loss) Per Share

Basic earnings (loss) per share amounts are computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

Diluted earnings (loss) per share amounts are similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options and warrants had been exercised. Diluted shares consisting of stock options and warrants totaling 47,031 and 67,075 shares have been excluded from the calculation of diluted net loss per share for the three months and nine months ended May 31, 2007, respectively, since their effect is antidilutive.

3.   Stock Options, Non-Vested Shares and Warrants

Stock Options

The Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the stockholders on May 8, 2006. The 2006 Plan authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,400,000 shares of its common stock for issuance under the 2006 Plan at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of stockholders owning more than 10% of the Company’s common stock). Options under the 2006 Plan typically terminate after 7 years and may vest over a four-year period. No options were granted or exercised during the year ended August 31, 2006.

During the three months ended November 30, 2006, the Company granted 70,000 fully-vested 10-year options to two members of the Company’s Board and recorded compensation expense of $68,996 based upon grant date valuations under the Black-Scholes option pricing model.

During the three months ended February 28, 2007, the Company granted 280,500 options with 7-year terms to various employees. These options vest over 4 years on their anniversary date in 25% increments each year. The options were valued under the Black-Scholes option pricing model at an aggregate value of $322,525. This amount, net of estimated forfeitures should be charged to the compensation expense during the vesting period.

The Company’s 1996 Stock Option Plan (amended in 1999) (the “1996 Plan”) authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,000,000 shares of its common stock for issuance under the 1996 Plan at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company’s common stock). Options under the 1996 Plan typically terminate after 5 years and vest over a four-year period. As of May 31, 2007, 2,000 options remain outstanding under the 1996 Plan. No other options have been granted by the Company under the 1996 Plan. Combined option activity for the 2006 and 1996 Plans is summarized as follows for the nine months ended May 31, 2007:

		Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
For the Nine Months Ended May 31, 2007	Shares

Options Outstanding— September 1, 2006	2,000	$0.29
Options Granted	350,500	$1.30
Options Exercised	-
Options Forfeited or Expired	(7,000)	$1.31

Options Outstanding -May 31, 2007	345,500	$1.29	8 years	$1,440
Options Exercisable—May 31, 2007	72,000	$1.21	10 years	$1,440

The following assumptions were used to arrive at a $0.99 fair value under the Black-Scholes model during the three months ended November 30, 2006:

Expected Volatility	109%
Expected term	5 years
Expected Forfeiture Rate	0%
Dividend Yield	0%
Risk-Free Interest Rate	4.43%

The following assumptions were used to arrive at a $1.15 fair value per option under the Black Scholes model for option grants during the three months ended February 28, 2007:

Expected Volatility	109%
Expected term	4.75 years
Expected Forfeiture Rate	0%
Dividend Yield	0%
Risk-Free Interest Rate	4.53%

Non-Vested Stock (Restricted Stock)

On November 3, 2006, the Company granted 239,112 shares of non-vested Company stock to three members of the Company’s senior management team. These non-vested stock grants vest over 4 years at their November 3rd anniversary dates in 25% increments each year. The grant date fair value of the non-vested shares was determined to be $1.24 per share based upon the November 3, 2006 quoted closing price of the Company’s stock on the Over-The-Counter Bulletin Board. Total compensation expense of $296,500 is expected to be recorded over the 4-year vesting period of these grants.

On December 8, 2006, the Company granted 17,250 shares of non-vested Company stock to various employees. These shares vest on December 8, 2007. The grant date fair value of the non-vested shares was determined to be $1.44 per share based upon the December 8, 2006 quoted closing price of the Company’s stock on the Over-The-Counter Bulletin Board. Total compensation expense of $24,840 is expected to be recorded over the one year vesting period of these grants.

During the three months ended February 28, 2007, the Company executed new employment contracts with two executives and finalized grants of 201,612 shares of non-vested Company stock in the aggregate to the two executives. These non-vested stock grants vest over 4 years at their anniversary date in 25% increments each year. The fair value of the non-vested shares was determined to be $1.24 per share based upon the grant date quoted closing price of the Company’s stock on the Over-The-Counter Bulletin Board. Total compensation expense of $250,000 is expected to be recorded over the 4-year vesting period of these grants. A summary of non-vested shares for the nine months ended May 31, 2007 is as follows:

		Weighted Average
		Grant Date Fair
For the Nine Months Ended May 31, 2007	Shares	Value
Outstanding—September 1, 2006	-
Granted	457,974	$1.25
Exercised	-
Forfeited	(2,500)	$1.44

Outstanding—May 31, 2007	455,474	$1.25

The Company recognized the following stock compensation expense during the nine months ended May 31, 2007:

Three months ended November 30, 2006	$80,841
Three months ended February 28, 2007	109,281
Three months ended May 31, 2007	101,746
Nine months ended May 31, 2007	$291,868

Stock Compensation expense for future periods for non-vested stock options and restricted stock awards outstanding as of May 31, 2007 is estimated as follows:

Three months ending August 31, 2007	$101,746
Year ending August 31, 2008	$247,029
Year ending August 31, 2009	$128,940
Year ending August 31, 2010	$60,195
Year ending August 31, 2011	$16,310

The Company did not grant any share-based compensation awards during the year ended August 31, 2006 and all outstanding stock options as of September 1, 2005 were fully vested, thus no stock compensation expense was recognized in the August 2006 fiscal year of adoption of SFAS 123(R).

Warrants

The Company issued stock warrants on August 5, 2005 to certain stockholders that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of the total issued and outstanding shares of the Company’s common stock, measured on a post exercise basis, at any date during the 5 year term of the warrants, which ends August 5, 2010. The aggregate exercise price of these warrants is fixed at $3,695,752. The exercise price per warrant will vary based upon the number of shares issuable under the warrants. The number of shares issuable under the warrants totaled 1,598,365 shares with an exercise price of $2.31 per share as of May 31, 2007. The outstanding stock warrants were anti-dilutive for the three and nine months ended May 31, 2007 and 2006.

4.   Line of Credit

On December 7, 2006, the Company and its subsidiaries, Emtec NJ, Emtec LLC, and Westwood (the Company, Emtec NJ, Emtec LLC and Westwood, collectively, the “Borrower”), entered into a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender has agreed to provide the Borrower a revolving credit loan and floor plan loan (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender, minus a $5.0 million reserve. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility.

Borrowings under the Credit Facility bears interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% (7.75% as of May 31, 2007) for revolving credit loans. Floor plan loans shall not bear interest until the Borrower is in default unless a floorplan loan is unsubsidized then such floor plan loan will accrue interest once made at the rate agreed to by the parties. Interest on outstanding floor plan loans accrues per annum at the rate of 2.5% in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal (10.75% as of May 31, 2007).

To secure the payment of the obligations under the Credit Facility, the Borrower granted to the Lender a security interest in all of Borrower’s assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letters of credit rights, and all judgments, claims and insurance policies.

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

As of May 31, 2007, the Company had a $3.76 million outstanding balance under the revolving portion of the Credit Facility, and a $1.47 million (included in the Company’s accounts payable) outstanding balance plus $359,600 in open approvals under the floor plan portion of the Credit Facility. Net availability of $5.18 million was available under the revolving portion of the Credit Facility, and $21.23 million was available under the floor plan portion of the Credit Facility as of May 31, 2007.

As of May 31, 2007, the Company determined that it was in compliance with its financial covenants with the Lender.

5.   Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, are comprised of the following:

	For the Three Months Ended May 31,
	2007		2006
Departments of the United States Government	$19,408,973	43.9%	$24,493,972	49.0%
State and Local Governments	2,791,328	6.3%	6,121,033	12.3%
Commercial Companies	13,579,759	30.7%	12,616,189	25.3%
Education and other	8,383,007	19.0%	6,731,415	13.5%
Total Revenues	$44,163,067	100.0%	$49,962,609	100.0%

	For the Nine Months Ended May 31,
	2007		2006
Departments of the United States Government	$86,922,169	57.8%	$95,548,084	54.2%
State and Local Governments	9,559,667	6.4%	22,091,909	12.5%
Commercial Companies	37,643,792	25.1%	39,177,781	22.2%
Education and other	16,130,955	10.7%	19,344,936	11.0%
Total Revenues	$150,256,583	100.0%	$176,162,709	100.0%

The Company does not require collateral or other security to support credit sales but provides an allowance for doubtful accounts based on historical experience and specifically identified risks. Trade receivables are considered delinquent when payment is not received within standard terms of sale and are charged off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases its collection efforts.

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of the accounts. The trade account receivables consist of the following:

	May 31,	August 31,
	2007	2006
Trade receivables	$23,570,836	$27,541,825
Allowance for doubtful accounts	$(243,088)	(117,088)
Trade receivables, net	$23,327,748	$27,424,737

6.   Property and Equipment

Property and equipment consisted of the following:

			Estimated Life
	May 31, 2007	August 31, 2006	Years
Leasehold improvements	$385,778	$310,563	3.76
Computer equipment	985,044	797,246	3 to 5
Furniture and fixtures	138,970	123,194	3 to 5
Automobiles	65,659	69,062	3 to 5
Software	732,787	508,094	3 to 5
	2,308,239	1,808,159
Less accumulated depreciation	(902,548)	(492,070)
Property and Equipment, Net	$1,405,692	$1,316,089

7.   Customer Relationships

Customer relationships represent the value ascribed to customer relationships purchased during the August 5, 2005 merger. Customer relationships acquired totaled $8,661,712 and are presented on the balance sheet, net of accumulated amortization of $1,083,848 and $648,585, as of May 31, 2007 and August 31, 2006, respectively. Customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $145,089 for each of the three month periods ended May 31, 2007 and 2006. Amortization expense of $580,356 is expected to be recorded each year through August 31, 2016, $573,085 for the year ended August 31, 2017, $558,544 for each of the years ended August 31, 2018 and 2019, and $518,755 for the year ended August 31, 2020.

8.   Accrued Liabilities

Accrued liabilities consisted of the following:

	May 31, 2007	August 31, 2006

Accrued payroll	$890,645	$873,248
Accrued commissions	447,260	637,771
Accrued state sales taxes	131,709	211,710
Accrued third party service fees	104,675	130,933
Other accrued expenses	996,039	1,590,167
	$2,570,329	$3,443,829

9.   Related Party Transactions

The Company recorded a monthly management fee of approximately $29,166 pursuant to the Management Services Agreement (the “Management Services Agreement”) between DARR Global Holdings, Inc. (“DARR Global”) and Westwood, dated April 16, 2004 through January 31, 2007. On February 5, 2007, in connection with the issuance of the promissory note to DARR Global (see footnote 11), Westwood and DARR Global terminated the Management Services Agreement. DARR Global is a management consulting company 100% owned by the Company’s Chairman and Chief Executive Officer. For the nine months ended May 31, 2007 and 2006, the Company recorded $145,834 and $262,500 for this management fee in the accompanying consolidated statements of operations.

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by officers of the Company. Rent expense was $135,000 for each of the nine months ended May 31, 2007 and 2006, respectively. The facilities consist of office and warehouse space totaling 43,000 square feet, located in Springfield, New Jersey. Management believes the lease payments are at or below market rate for similar facilities.

The Company is occupying approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which certain officers of the Company are passive investors, owning approximately 20% of the equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the three months ended May 31, 2007 and 2006, the Company recorded expense under this lease totaling $44,325 and $44,322, respectively. During the nine months ended May 31, 2007 and 2006, the Company recorded expense under this lease totaling $132,975 and $131,409, respectively.

10.   Accrued Severance

The Company was counterparty to deferred compensation arrangements with the spouse (as beneficiary) of a former officer and a former stockholder of Westwood. Commensurate with the acquisition of Westwood on April 16, 2004, the arrangement with the spouse was forfeited in exchange for a separation agreement. The separation agreement provided quarterly severance payments to the beneficiary of amounts between $22,000 and $33,900 through February 2009. As of August 31, 2006, the Company’s liability under the separation agreement was $272,332. The Company paid in full the remaining amounts owing under separation agreement during the six months ended February 28, 2007, in connection with the Company’s refinancing with the Lender.

11.   Amended Employment Agreements and Management Agreement Charges

On February 5, 2007, in connection with the entry into amended and restated employment agreements with Keith Grabel and Mary Margaret Grabel, and in connection with the termination of the Management Services Agreement, Westwood issued subordinated promissory notes to Mr. Grabel, Mrs. Grabel and DARR Global in the principal amount of $671,300, $655,600, and $1,002,900, respectively. The total principal amount of these notes, equaling $2,329,800, has been recorded as amended employment agreements and management agreement charges on the consolidated statements of operations for the nine months ended May 31, 2007.

The Company amended and restated these employment agreements with Keith Grabel and Mary Margaret Grabel in effort to align their base compensation and respective duties with other Company executives. At the same time, the Company reviewed the Management Services Agreement and determined that it was appropriate to terminate the agreement and restructure.

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

DARR Global Holdings, Inc. On February 5, 2007 in connection with the termination of the Management Services Agreement, Westwood issued a subordinated promissory note to DARR Global. The principal amount of the note is $1,002,900, and interest on the unpaid principal amount is payable at a rate of five percent (5%) per annum. Westwood must repay the note at a rate of $250,000 per annum in monthly principal payments of $20,833 and all interest then accrued and unpaid on the note. However, if either (i) the Company achieves a defined EBITDA target or (ii) all amounts due under the notes issued to Mr. Grabel, Ms. Grabel and Four Kings Management LLC are paid in full, then Westwood must repay the note at a rate of $350,000 per annum. The Company has guaranteed payment of all amounts due under the note pursuant to a guaranty dated February 5, 2007. DARR Global is a management consulting firm that is 100% owned by Mr. Dinesh Desai, the Company’s Chairman and Chief Executive Officer.

Payment on 5% and 8% junior subordinated notes to former stockholders of Westwood

In connection with the Company’s refinancing with the Lender on December 7, 2006, Westwood paid the full amount due and owing under the 5% and 8% junior subordinated notes to former stockholders of Westwood.

12. Long-Term Debt – Related Party

The Company’s long-term debt at May 31, 2007 and August 31, 2006 consists of the following:

	May 31, 2007	August 31, 2006
8% junior subordinated notes payable to Darr Westwood LLC, a
related entity	1,102,794	1,102,794
Subordinate note payable to Darr Westwood LLC, a related entity	555,518	750,000
Subordinate note payable to Four Kings Management	525,000	606,000
GMAC	11,340	18,144
5% subordinated note payable to Mr. Keith Grabel	571,848	-
5% subordinated note payable to Ms. Mary Margaret Grabel	558,475	-
5% subordinated note payable to DARR Global Holdings, Inc.	940,401	-
Total debt	4,265,375	3,010,218
Less current portion	(1,280,660)	(719,356)
Long-term debt, net of current portion	$2,984,715	$2,290,862

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this Quarterly Report on Form 10-Q contains our beliefs regarding future events and our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. We undertake no obligation to publicly release any revisions to forward-looking statements after the date of this report. In evaluating those statements, you should specifically consider various factors, including the risk factors discussed in our Annual Report on Form 10-K for the year ended August 31, 2006 and other reports or documents that we file from time to time with the SEC. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

Results of Operations

Comparison of Three Months Ended May 31, 2007 and 2006

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the three months ended May 31, 2007 and 2006.

EMTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended May 31,

	2007	2006	Change	%
Revenues	$44,163,067	$49,962,609	$(5,799,542)	-11.6%
Cost of revenues	39,493,643	44,264,956	(4,771,313)	-10.8%
Gross profit	4,669,424	5,697,653	(1,028,229)	-18.0%
Percent of revenues	10.6%	11.4%

Operating expenses:
Selling, general, and administrative expenses	4,787,338	5,087,263	(299,925)	-5.9%
Management fee – related party	-	87,500	(87,500)	-100.0%
Rent expense – related party	89,325	89,322	3	0.0%
Depreciation and amortization	297,815	238,105	59,710	25.1%
Total operating expenses	5,174,478	5,502,190	(327,712)	-6.0%
Pecent of revenues	11.7%	11.0%		0.0%

Operating loss	(505,054)	195,463	(700,517)	-358.4%
Percent of revenues	-1.1%	0.4%

Other expense (income):
Interest income – other	(15,995)	(7,883)	(8,112)	102.9%
Interest expense	267,120	315,095	(47,975)	-15.2%
Other expense (income)	(29)	(291)	262	-90.0%

Loss before income taxes	(756,150)	(111,458)	(644,692)	578.4%
Provision for income taxes	(290,902)	(48,113)	(242,789)	504.6%
Net loss	$(465,248)	$(63,345)	$(401,903)	634.5%
Percent of revenues	-1.1%	-0.1%

Total Revenues

Total revenues decreased by 11.6%, or $5.8 million, to $44.16 million for the three months ended May 31, 2007, compared to $49.96 million for the three months ended May 31, 2006. This decrease is mainly due to an IT spending slow-down in various governmental agencies in the State of New Jersey and in various civilian and military U.S. governmental departments and agencies during this quarter and our lack of success in attracting new major customers. Total revenues derived from our commercial customers and the education business increased during this quarter. The increased revenue from our education business is primarily attributable to computer roll-out projects for various school districts that we started performing during this quarter. We expect that these computer roll-out projects will continue for the next several months. The increase in revenue from our commercial customers is primarily attributable to an overall increase in their IT spending during this quarter.

A large portion of our revenue is drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the General Service Administration. During the three months ended May 31, 2007 and 2006, U.S. governmental department and agency related revenues represented approximately 43.9% and 49.0% of total revenues, respectively.

It is expected that federal government business revenues will continue to represent a large portion of our total revenues as we continue to strive to penetrate wider and deeper into various civilian and military agencies. We have broadened the number of multi-year contracts in which we are participating and we are one of nine recent awardees of a U.S. Army contract, which contemplates the awardees participating in government purchases that may approximate $5.0 billion over 10 years. Additionally, we were awarded a National Aeronautics and Space Administration – Solution for Enterprise Wide Procurement IV (“NASA SEWP IV”) contract, under which we will be able to participate in possible government purchases. We continue to bid on new contracts. As a result of our existing federal government contracts, as well as our ongoing focus on seeking new contracts, we believe that our total future revenues derived from the federal government business will be similar to prior periods although our business may be subject to federal government budgetary pressures and constraints.

The education business is expected to improve during the upcoming months. During the three month period ended May 31, 2007, revenue increased from our education business as projects which we were planning and organizing over the preceding six months began to be implemented. These roll-out projects will continue for the remainder of our current fiscal year and into the first quarter of next year. In connection with these projects our inventory level increased to $6.13 million at May 31, 2007. As of May 31, 2007, we have received purchase orders in excess of $22 million associated with these projects to be fulfilled over the next several months.

Our revenues, by client types, are comprised of the following:

	For the Three Months Ended May 31,
	2007		2006
Departments of the United States Government	$19,408,973	43.9%	$24,493,972	49.0%
State and Local Governments	2,791,328	6.3%	6,121,033	12.3%
Commercial Companies	13,579,759	30.7%	12,616,189	25.3%
Education and other	8,383,007	19.0%	6,731,415	13.5%
Total Revenues	$44,163,067	100.0%	$49,962,609	100.0%

Gross Profit

Aggregate gross profit decreased by 18.0%, or $1.03 million, to $4.67 million for the three months ended May 31, 2007 as compared to $5.70 million for the three months ended May 31, 2006. This decrease is mainly due to a continuous IT spending slow-down in various governmental agencies in the State of New Jersey and in various civilian and military U.S. governmental departments and agencies during this quarter. Additionally, the late start of the larger educational computer roll-out projects during this quarter resulted in a reduction of our higher margin installation services, which reduced our gross profit.

Measured as a percentage of revenues, our gross profit margin decreased to 10.6% of total revenues for the three months ended May 31, 2007 from 11.4% for the three months ended May 31, 2006. This decrease is mainly due to competitive pressure, aggressive pricing strategies, a decline in state and local revenues, and lower utilization of our technical engineers, which lowered our margin percentages.

We believe that the education business will improve during the upcoming months. We are participating in various computer roll-out projects for various school districts, which we believe, will increase our education revenues over prior quarters. As of May 31, 2007, we have received purchase orders in excess of $22 million associated with these projects to be fulfilled over the next several months. These computer roll-out projects should positively impact our technical employee utilization and thus we expect it to improve our gross margin percentages.

Factors that may affect gross profits in the future include changes in product margins, rebates and other incentives offered by various manufacturers, changes in technical employee utilization rates, the mix of products and services sold, and the decision to aggressively price certain products and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by 5.9%, or $299,925, to $4.79 million for the three months ended May 31, 2007, compared to $5.09 million for the three months ended May 31, 2006. Selling, general and administrative expenses for the three months ended May 31, 2007 includes the following expenses:

o	Stock compensation expense related to the issuance of stock options and non-vested stock was $101,746 for the three months ended May 31, 2007;

o	Severance costs paid during the quarter of approximately $32,000; and

o

Approximately $335,000 in costs for the marketing activities associated with the name change of our subsidiary to Emtec Federal, Inc. from Westwood Computer Corporation were incurred during this quarter.

Excluding the above listed expenses, our selling, general and administrative expenses would have decreased by approximately $768,000, or 15.1% for the three months ended May 31, 2007. This decrease in selling, general and administrative expenses is mainly due to the following:

o	Sales commission expense decreased by approximately $140,000, which is directly related to the decrease in our gross profit resulting from lower revenues;

o	An overall decrease of approximately $383,000 in compensation and benefits expenses;

o	A decrease of approximately $47,000 in professional fees due to reduced reliance on outside professionals and a full year with our current auditors;

o	Approximately $182,000 of reduced costs resulting from decreases in a variety of areas including insurance, rent, utilities, building expense, travel, entertainment and others.

In addition, to improve operational efficiencies within the organization, we have made operational and management changes to our business, the impact of which we expect to see in future quarters. We will continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within selling, marketing, general and administrative expenses.

Factors that may in the future have a negative impact on our selling, general and administrative costs include costs associated with marketing and selling activities, potential merger related costs, technological improvement costs, compliance costs associated with SEC rules and increases in our insurance costs.

Management Fee-Related Party

The Management Services Agreement was terminated on February 5, 2007. Under the terms of the agreement, DARR Global charged Westwood a monthly management fee of $29,167 through January 31, 2007.

In connection with the termination of the Management Services Agreement, Westwood issued a subordinated promissory note to DARR Global. The principal amount of the note is $1,002,900, and interest on the unpaid principal amount is payable at a rate of five percent (5%) per annum. Westwood must repay the note at a rate of $250,000 per annum in monthly principal payments of $20,833 and all interest then accrued and unpaid on the note. However, if either (i) the Company achieves a defined EBITDA target or (ii) all amounts due under the notes issued to Mr. Grabel, Ms. Grabel and Four Kings Management LLC are paid in full, then Westwood must repay the note at a rate of $350,000 per annum. The Company has guaranteed payment of all amounts due under the note pursuant to a guaranty dated February 5, 2007. DARR Global is a management consulting firm that is 100% owned by Mr. Dinesh Desai, the Company’s Chairman and Chief Executive Officer.

Rent Expense-Related Party

We occupy approximately 43,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from Westwood Property Holdings, LLC, in which Keith Grabel, our director and an executive officer, Mary Margaret Grabel, spouse of our director and an executive officer, and David Micales, our Vice President of Operations, are members. The lease term is through April 2009 with monthly base rent of $15,000. During the three months ended May 31, 2007 and 2006, we recorded $45,000 in expense under this lease.

We also occupy approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which certain officers of our company are passive investors, owning approximately a 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the three months ended May 31, 2007 and 2006, we recorded $44,325 and $44,322 in expense under this lease, respectively.

Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

Depreciation and Amortization expense increased by 25.1%, or $59,710, to $297,815 for the three months ended May 31, 2007, compared to $238,105 for the three months ended May 31, 2006. This increase is primarily attributable to increased investment in property and equipment, which increased our depreciation expense. These capital asset acquisitions were primarily for computer equipment for internal use, the purchase of software licenses and integration related costs to upgrade our computer systems.

Intangible assets at May 31, 2007 and August 31, 2006 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $1,083,848 and $648,585, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $145,089 for each of the three months ended May 31, 2007 and 2006. Amortization expense of $580,356 is expected to be recorded each year through August 31, 2016, $573,085 for the year ended August 31, 2017, $558,544 for each of the years ended August 31, 2018 and 2019, and $518,755 for the year ended August 31, 2020.

Interest expense

Interest expense decreased by 15.2%, or $47,975, to $267,120 for the three months ended May 31, 2007, compared to $315,095 for the three months ended May 31, 2006. This is primarily attributable to lower interest charged by our trade vendors during the three months ended May 31, 2007.

Provision for Income Taxes

We recorded an income tax benefit of $290,902 during the three months ended May 31, 2007. This income tax benefit is primarily due to the loss before income taxes for the three months ended May 31, 2007. We estimate that it is more likely than not that the deferred tax and assets recorded as of May 31, 2007 will be realized in future periods, and accordingly, no valuation allowance related to our deferred tax assets has been recorded.

Comparison of Nine Months Ended May 31, 2007 and 2006

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the nine months ended May 31, 2007 and 2006.

EMTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended May 31,

	2007	2006	Change	%
Revenues	$150,256,583	$176,162,709	$(25,906,126)	-14.7%
Cost of revenues	135,176,544	157,121,024	(21,944,480)	-14.0%
Gross profit	15,080,039	19,041,685	(3,961,646)	-20.8%
Percent of revenues	10.0%	10.8%

Operating expenses:
Selling, general, and administrative expenses	15,890,166	16,889,646	(999,480)	-5.9%
Management fee – related party	145,834	262,500	(116,666)	-44.4%
Amended employment agreements and
management agreement charges	2,329,800	-	2,329,800	N/A
Rent expense – related party	267,975	266,409	1,566	0.6%
Depreciation and amortization	848,551	676,576	171,975	25.4%
Total operating expenses	19,482,326	18,095,131	1,387,195	7.7%
Pecent of revenues	13.0%	10.3%		0.0%

Operating (loss) income	(4,402,287)	946,554	(5,348,841)	-565.1%
Percent of revenues	-2.9%	0.5%

Other expense (income):
Interest income – other	(73,910)	(31,950)	(41,960)	131.3%
Interest expense	830,718	908,860	(78,142)	-8.6%
Other expense (income)	(442)	(28,607)	28,165	-98.5%

Loss income before income taxes	(5,158,653)	98,251	(5,256,904)	-5350.5%
Provision for income taxes	(2,030,712)	134,092	(2,164,804)	-1614.4%
Net loss income	$(3,127,941)	$(35,841)	$(3,092,100)	8627.3%
Percent of revenues	-2.1%	0.0%

Total Revenues

Total revenues decreased by 14.7%, or $25.90 million, to $150.26 million for the nine months ended May 31, 2007, compared to $176.16 million for the nine months ended May 31, 2006. This decrease is mainly due to an overall decrease in our customers’ IT spending, particularly various governmental agencies in the State of New Jersey and in various civilian and military U.S. governmental departments and agencies, the late start of various larger educational roll-out projects during the current quarter, and our lack of success in attracting new major customers.

A large portion of our revenue is drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the General Service Administration. During the nine months ended May 31, 2007 and 2006, U.S. governmental department and agency related revenues represented approximately 57.8% and 54.2% of total revenues, respectively.

It is expected that federal government business revenues will continue to represent a large portion of our total revenues as we continue to strive to penetrate wider and deeper into various civilian and military agencies. We have broadened the number of multi-year contracts in which we are participating and we are one of nine recent awardees of a U.S. Army contract, which contemplates the awardees participating in government purchases which may approximate $5.0 billion over 10 years. Additionally, we were awarded a NASA SEWP IV contract, under which we will be able to participate in possible government purchases. We continue to bid on new contracts. As a result of our existing federal government contracts, as well as our ongoing focus on seeking new contracts, we believe that our total future revenues derived from the federal government business will be similar to prior periods although our business may be subject to federal government budgetary pressures and constraints.

The education business is expected to improve during the upcoming months. During the three month period ended May 31, 2007, revenue increased from our education business as projects which we were planning and organizing over the preceding six months began to be implemented. These roll-out projects will continue for the remainder of our current fiscal year and into the first quarter of next year. In connection with these projects our inventory level increased to $6.13 million at May 31, 2007. As of May 31, 2007, we have received purchase orders in excess of $22 million associated with these projects to be fulfilled over the next several months.

Our revenues, by client types, are comprised of the following:

	For the Nine Months Ended May 31,
	2007		2006
Departments of the United States Government	$86,922,169	57.8%	$95,548,084	54.2%
State and Local Governments	9,559,667	6.4%	22,091,909	12.5%
Commercial Companies	37,643,792	25.1%	39,177,781	22.2%
Education and other	16,130,955	10.7%	19,344,936	11.0%
Total Revenues	$150,256,583	100.0%	$176,162,709	100.0%

Gross Profit

Aggregate gross profit decreased by 20.8%, or $3.96 million, to $15.08 million for the nine months ended May 31, 2007 as compared to $19.04 million for the nine months ended May 31, 2006. This decrease is mainly due to a decrease in revenue as discussed in the Total Revenues section.

Measured as a percentage of revenues, our gross profit margin decreased to 10.0% of total revenues for the nine months ended May 31, 2007 from 10.8% for the nine months ended May 31, 2006. This decrease is mainly due to competitive pressure, aggressive pricing strategies, a decline in education and state and local revenues, and lower utilization of our technical engineers, which lowered our margin percentages.

Factors that may affect gross profits in the future include changes in product margins, rebates and other incentives offered by various manufacturers, changes in technical employee utilization rates, the mix of products and services sold, and the decision to aggressively price certain products and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by 5.9%, or $999,480, to $15.89 million for the nine months ended May 31, 2007, compared to $16.89 million for the nine months ended May 31, 2006. Selling, general and administrative expenses for the nine months ended May 31, 2007 includes the following expenses:

o

Merger related costs associated with the termination of the Stock Purchase Agreement with Configuration Management, Inc. totaled $678,116, which includes $500,000 in advance payments made against the purchase price and $178,116 in professional fees and other related expenses;

o	Stock compensation expense related to the issuance of stock options and non-vested stock was $291,868 for the nine months ended May 31, 2007;

o

Approximately $335,000 in costs for the marketing activities associated with the name change of our subsidiary to Emtec Federal, Inc. from Westwood Computer Corporation were incurred during this period;

o	Severance costs paid during the period of approximately $242,000; and

o	Approximately $125,000 in costs associated with office consolidation incurred during this period.

Excluding the above listed expenses, our selling, general and administrative expenses would have decreased by approximately $2.67 million to $14.22 million for the nine months ended May 31, 2007 as compared with $16.89 million for the nine months ended May 31, 2006. This decrease in selling, general and administrative expenses is mainly due to the following:

o	Sales commission expense decreased by approximately $708,000, which is directly related to the decrease in our gross profit resulting from lower revenues;

o	An overall decrease of approximately $1.32 million in compensation and benefits expenses;

o	A decrease of approximately $356,000 in professional fees due to reduced reliance on outside professionals and a full year with our current auditors;

o	Approximately $290,000 of reduced costs resulting from decreases in a variety of areas including insurance, rent, utilities, building expense, travel, entertainment and others.

In addition, to improve operational efficiencies within the organization, we have made operational and management changes to our business, the impact of which we expect to see in future quarters. We will continue to emphasize operating efficiencies through cost containment strategies, re-engineering efforts and improved service delivery techniques, particularly within selling, marketing, general and administrative expenses.

Factors that may in the future have a negative impact on our selling, general and administrative costs include costs associated with marketing and selling activities, potential merger related costs, technological improvement costs, compliance costs associated with SEC rules and increases in our insurance costs.

Management Fee-Related Party

Management fees paid to a related party for the nine months ended May 31, 2007 compared to the nine months ended May 31, 2006 decreased by $116,666. This decrease is due to the termination of the Management Services Agreement. Under the terms of the agreement, DARR Global charged Westwood a monthly management fee of $29,167.

On February 5, 2007 in connection with the termination of the Management Services Agreement, Westwood issued a subordinated promissory note to DARR Global. The principal amount of the note is $1,002,900, and interest on the unpaid principal amount is payable at a rate of five percent (5%) per annum. Westwood must repay the note at a rate of $250,000 per annum in monthly principal payments of $20,833 and all interest then accrued and unpaid on the note. However, if either (i) the Company achieves a defined EBITDA target or (ii) all amounts due under the notes issued to Mr. Grabel, Ms. Grabel and Four Kings Management LLC are paid in full, then Westwood must repay the note at a rate of $350,000 per annum. The Company has guaranteed payment of all amounts due under the note pursuant to a guaranty dated February 5, 2007. DARR Global is a management consulting firm that is 100% owned by Mr. Dinesh Desai, the Company’s Chairman and Chief Executive Officer.

Amended Employment Agreements and Management Agreement Charges

On February 5, 2007 in connection with the entry into amended and restated employment agreements with Keith Grabel and Mary Margaret Grabel, and in connection with the termination of the Management Services Agreement, Westwood issued subordinated promissory notes to Mr. Grabel, Mrs. Grabel and DARR Global in the principal amount of $671,300, $655,600, and $1,002,900, respectively. The total principal amount of these notes equaling $2,329,800 has been recorded as amended employment agreements and management agreement charges on the consolidated statements of operations for the three months ended February 28, 2007.

Rent Expense-Related Party

We occupy approximately 43,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from Westwood Property Holdings, LLC, in which Keith Grabel, our director and an executive officer, Mary Margaret Grabel, spouse of our director and an executive officer, and David Micales, our Vice President of Operations, are members. The lease term is through

April 2009 with monthly base rent of $15,000. During the nine months ended May 31, 2007 and 2006, we recorded $135,000 in expense under this lease.

We also occupy approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which certain officers of our company are passive investors, owning approximately a 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the nine months ended May 31, 2007 and 2006, we recorded $132,975 and $131,409 in expense under this lease, respectively.

Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

Depreciation and Amortization expense increased by 25.4%, or $171,975, to $848,551 for the nine months ended May 31, 2007, compared to $676,576 for the nine months ended May 31, 2006. This increase is primarily attributable to increased investment in property and equipment, which increased our depreciation expense. These capital assets acquisitions were primarily for computer equipment for internal use, the purchase of software licenses and integration related costs to upgrade our accounting systems.

Intangible assets at May 31, 2007 and August 31, 2006 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $1,083,848 and $648,585, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $145,089 for each of the three months ended May 31, 2007 and 2006. Amortization expense of $580,356 is expected to be recorded each year through August 31, 2016, $573,085 for the year ended August 31, 2017, $558,544 for each of the years ended August 31, 2018 and 2019, and $518,755 for the year ended August 31, 2020.

Interest expense

Interest expense decreased by 8.6%, or $78,142, to $830,718 for the nine months ended May 31, 2007, compared to $908,860 for the nine months ended May 31, 2006. This is primarily attributable to an average lower balance outstanding on our line of credit during the nine months ended May 31, 2007.

Provision for Income Taxes

We recorded an income tax benefit of $2.03 million during the nine months ended May 31, 2007. This income tax benefit is primarily due to recording deferred tax assets associated with net operating loss carryforwards and amended employment agreements and management agreement charges associated with loss of $5.16 million for the nine months ended May 31, 2007. We estimate that it is more likely than not that the deferred tax assets recorded as of May 31, 2007 will be realized in future periods, and accordingly no valuation allowance related to our deferred tax assets has been recorded.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109" (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in and enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. If there are changes in net assets as a result of the application of FIN 48 these will be accounted for as an adjustment to retained earnings. Additional disclosures about the amounts of such liabilities will be required also. The Company is required to adopt FIN 48 beginning September 1, 2007. Management is currently assessing the impact of FIN 48 on consolidated financial position and results of operations.

Liquidity and Capital Resources

Cash and cash equivalents at May 31, 2007 of $1.65 million represented an increase of $729,447 from $917,683 at August 31, 2006. We are a net borrower; consequently, we believe our cash and cash equivalents balance must be viewed along with the available balance on our line of credit. Borrowings under our line of credit at May 31, 2007 increased to $3.76 million from $881,459 on at August 31, 2006. As of May 31, 2007, our net working capital was approximately $4.40 million less than it was at August 31, 2006. The decrease in working capital is mainly due to the following:

o	Payment of $533,281 to former stockholders of Westwood, which paid in-full the amount due and owing under the 5% and 8% junior subordinated notes during the nine months ended May 31, 2007;

o	Payment of $272,332, which paid in full amounts due and owing to Joyce Tischler under a separation agreement dated April 16, 2004 during the six months ended February 28, 2007;

o

On February 5, 2007, in connection with the entry into amended and restated employment agreements with Keith Grabel and Mary Margaret Grabel, and in connection with the termination of the Management Services Agreement, Westwood issued subordinated promissory notes to Mr. Grabel, Ms. Grabel and DARR Global in the principal amount of $671,300, $655,600, and $1,002,900, respectively. The current portion of these long-term notes, totaling $839,729, and a total payment of $259,077 on these notes decreased working capital;

o	Total payment of $408,534 which includes the interest payment of $214,082 through March 2007 to DARR Westwood LLC under the subordinated note during the nine months ended May 31, 2007;

o	Investment in Property and Equipment of $502,880;

o	Operating losses incurred during the nine months ended May 31, 2007 as discussed in our Results of Operations sections above.

On December 7, 2006, the Company and its subsidiaries, Emtec NJ, Emtec LLC, and Westwood, (collectively, “the Borrower”), entered into a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender has agreed to provide the Borrower a revolving credit loan and floor plan loan (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender, minus a $5.0 million reserve. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility.

Borrowings under the Credit Facility will bear interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% for revolving credit loans. Floor plan loans shall not bear interest until the Borrower is in default unless a floor plan loan is unsubsidized then such floor plan loan will accrue interest once made at the rate agreed to by the parties. Interest on outstanding floor plan loans accrues per annum at the rate of 2.5% in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal.

To secure the payment of the obligations under the Credit Facility, the Borrower granted to the Lender a security interest in all of Borrower’s interests in certain of its assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letters of credit rights, and all judgments, claims and insurance policies.

In addition, the Lender and Avnet, Inc., one of our trade creditors, entered into an intercreditor agreement in which the Lender agreed to give Avnet a first lien position on all future unbilled service maintenance billings and which provides that, as regards to Avnet, all debt obligations to the Lender are accorded priority.

Simultaneous with the execution of the Credit Facility, the Borrower terminated its Business Financing Agreement and Wholesale Financing Agreement with GE Commercial Distribution Finance Corporation and satisfied all outstanding obligations under those agreements.

As of May 31, 2007, we had a $3.76 million outstanding balance under the revolving portion of our Credit Facility, and a $1.47 million outstanding (included in the Company’s accounts payable) outstanding balance plus $359,600 in open approvals under the floor plan portion of Credit Facility with the Lender. $5.18 million was available under the revolving portion of the Credit Facility, and $21.13 million was available under the floor plan portion Credit Facility as of May 31, 2007.

As of May 31, 2007, the Company determined that it was in compliance with its financial covenants with the Lender.

As of May 31, 2007, we had outstanding balances under our open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $33.0 million with outstanding principal of approximately $19.9 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations, and financial condition.

Capital expenditures of $502,880 during the nine months ended May 31, 2007 related primarily to the purchase of computer equipment for internal use, the purchase of software licenses and integration related costs to upgrade our accounting systems. We anticipate our capital expenditures for our fiscal year ending August 31, 2007 will be approximately $650,000, of which approximately $450,000 will be for the upgrade of our organizational computer system, including the implementation and data conversion costs, and the remaining $200,000 will primarily be for the purchase of computer equipment for internal use.

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

We may also enter into sales arrangements with clients that contain multiple elements. We recognize revenue from sale arrangements that contain both products and manufacturer warranties in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” based on the relative fair value of the individual components. The relative fair value of individual components is based on historical sales of the components sold separately.

Product revenue represents sales of computer hardware and pre-packaged software. These arrangements often include software installations, configurations, and imaging, along with delivery and set-up of hardware. We follow the criteria contained in EITF 00-21 and Staff Accounting Bulletin 104 (“SAB 104”) in recognizing revenue associated with these transactions. We perform software installations, configurations and imaging services at our locations prior to the delivery of the product. Some client arrangements include “set-up” services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at client workstations by plugging in all necessary connections. This service is usually performed the same day as delivery. Revenue is recognized on the date of acceptance, except as follows:

o

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

o

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

Service and consulting revenue include time billings based upon billable hours charged to clients, fixed price short-term projects, hardware maintenance contracts, and manufacturer support service contracts. These contracts generally are task specific and do not involve multiple deliverables. Revenues from time billings are recognized as services are delivered. Revenues from short-term fixed price projects are recognized using the proportionate performance method by determining the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to perform the project because this is the most readily reliable measure of output. Revenues from hardware maintenance contracts are recognized ratably over the contract period.

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

Inventories

Inventory is stated at the lower of average cost or market. Inventory is entirely finished goods purchased for resale and consists of computer hardware, computer software, computer peripherals and related supplies. We provide an inventory reserve for products we determine are obsolete or where salability has deteriorated based on management’s review of products and sales.

Goodwill and Intangible Assets

We have adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). As a result, amortization of goodwill was discontinued. Goodwill is the excess of the purchase price over the fair value of the net assets acquired in a business combination accounted for under the purchase method. We test goodwill and indefinite-lived assets for impairment at least annually (on June 1) in accordance with SFAS 142.

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

Income Taxes

Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than the enactment of changes in tax laws or rates. A valuation allowance is recognized if, on weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Item 3. Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at May 31, 2007 was approximately $3.76 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $37,600 annually.

Item 4. Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended May 31, 2007, we incurred an operating loss of $4.40 million. Continuing net operating losses may limit our ability to service our debt and fund our operations and we may not generate net income from operations in the future. Factors contributing to our operating loss included, but were not limited to, lower gross profits due to a continuing IT spending slow-down in various governmental and educational entities; lower manufacturer rebates and incentives; competitive pressure; aggressive pricing strategies; lower utilization of our technical engineers; potential acquisition related costs; and costs associated with our amendment or termination of certain employment and management agreements. These and other factors may adversely affect our ability to generate profits in the future.

We are subject to regular review and audit by our government customers, government auditors and others, and these reviews can lead to the non-renewal or termination of existing contracts, legal actions, fines and liabilities and other remedies against us.

From time to time, we are subject to audit by governmental agencies relating to our governmental contracts as well as our taxes. Given the demands of working for governmental agencies, we expect that from time to time we will have disagreements or experience performance issues with the various government customers for which we work. If performance or other issues arise as a result of any audit process, the government retains the right to pursue remedies, which could include fines or the threatened termination, termination or non-renewal under any affected contract. If any fines are levied or contract so terminated or not renewed, our ability to secure future contracts could be adversely affected. Further, the negative publicity that could arise from disagreements with the government could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts, and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Emtec has been designated as a single reporting unit for financial reporting purposes. We perform an impairment test based on a market approach that uses our market capitalization at that date as the fair value of the Company. Under this method, we compare the fair value of the reporting unit to its carrying value inclusive of goodwill. If the fair value exceeds the carrying value there is no impairment and no further analysis is necessary. If we continue to have operating losses, fail to attain have market acceptance, or market conditions in the stock market cause our market valuation to decline (our stock price was $1.01 on June 1, 2007), we may incur charges for impairment of goodwill.

Item 6. Exhibits

      Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated July 16, 2007.

      Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated July 16, 2007.

      Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated July 16, 2007.

      Exhibit 32.2 - Section 1350 Certificate of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated July 16, 2007.

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

Date: July 16, 2007