Form 10-K
period 2007-08-31
EMTEC INC/NJ
filed 2007-11-29
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2007

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

Common Stock $0.01 par value

(Title of Class)

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

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2007 was approximately $3,397,004 computed by reference to the closing price of the common stock for that date.

As of November 5, 2007, there were outstanding 14,385,286 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III – Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

EMTEC, INC.
2007 FORM 10-K ANNUAL REPORT

i

References in this Annual Report to “we,” “us,” or “our” are to Emtec, Inc. and its subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended August 31, 2007 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

ii

PART I

Item 1. Business

Introduction

Emtec, Inc. (“the Company”) is an information technology company, providing consulting, services and products to commercial, U.S. Federal Government, education, U.S. state and local clients. Our services and products address the technology needs of our clients including communications, data management, enterprise computing, managed services, storage and data center planning and development. Our solutions are crafted to enable our clients to become more efficient and effective, thereby making them more profitable and giving them a competitive advantage. To date, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively endeavoring to increase the portion of our revenues that are derived from IT services.

Our primary business objective is to become a leading single-source provider of high quality and innovative IT consulting, services and products. Through our strategic partners, we have an expanded array of products and technology solutions to offer our clients.

Over the past two decades, we have built strong relationships with leading manufacturers, such as Cisco, HP, LENOVO, Microsoft, Sun Microsystems, Dell, Samsung and Symantec, thereby enabling us to provide cutting-edge, scalable, reliable and secure solutions. This development along with our background in information technology, positions us as a single-source provider of information systems and network solutions.

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

Our executive offices are located at 525 Lincoln Drive, 5 Greentree Center, Suite 117, Marlton, New Jersey; telephone: (856) 552-4204. Our website is www.emtecinc.com. We have made available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC. The information on our website is not part of this Annual Report.

The Merger

On August 5, 2005, we completed our merger pursuant to the Agreement and Plan of Merger dated as of July 14, 2005 (the “Merger Agreement”), by and among Emtec, Inc., a Delaware corporation (“Old Emtec”), Emtec Viasub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Old Emtec (“MergerCo”), and Darr Westwood Technology Corporation, a Delaware corporation (“Darr”). Prior to the Merger, Darr was a holding company formed in April 2004 in order to effectuate the purchase of all of the outstanding capital stock of Westwood Computer Corporation (“Westwood”). Darr’s acquisition of Westwood’s capital stock was completed on April 16, 2004 (the “Westwood Acquisition”). In March 2007, we changed Westwood’s name to Emtec Federal, Inc. (“Emtec Federal”). Pursuant to the terms of the Merger Agreement, Darr merged with and into MergerCo (the “Merger”) and became a part of the consolidated entity that retained the name Emtec, Inc.

The Merger has been accounted for as a capital transaction followed by a recapitalization. Our management concluded that the transaction resulted in a change in control of the Company and that the Merger should be accounted for as a reverse acquisition. Accordingly, Darr was deemed to be the acquiring company for financial reporting purposes and its financial statements became our historical financial statements. In conjunction with the Merger, we changed our fiscal year end from March 31 to August 31.

Upon completion of the Merger, all of the shares of Darr common stock issued and outstanding immediately prior to the Merger were exchanged for 9,528,110 shares of our common stock and the former Darr stockholders were issued warrants to purchase an additional 10% of our common stock calculated on a fully diluted basis for an aggregate exercise price of $3,695,752, measured on a post-exercise basis.

Accounting Treatment

The issuance of our common stock in connection with the Merger gave the former Darr shareholders shares equal to approximately 55.7% of our total outstanding common stock post-merger and resulted in a change in control of the Company and determination that the transaction should be accounted for as a reverse merger, whereby Darr was considered the accounting acquirer of Old Emtec for financial reporting purposes. In what was regarded as a recapitalization, the historical stockholders' equity of Darr, the accounting acquirer, prior to the merger, was retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in the par value of Old Emtec’s and Darr’s stock with an offset to paid-in capital. Retained earnings of Darr are carried forward after the merger. Operations prior to the merger are those of Darr. Earnings per share for periods prior to the merger were restated to reflect the equivalent number of shares. The consolidated financial statements and related footnotes for the year ended August 31, 2005 includes the amounts and transactions of Darr for the year ended August 31, 2005 and Old Emtec for the period from August 6, 2005 to August 31, 2005.

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

Regarding the federal government business, the U.S. federal government is one of the largest purchasers of IT products and services in the world and one of the largest users of outside contractors. The use of outside contractors is driven primarily by an effort to address specific skills needed by the federal government. There is a high demand requirement for certain service capabilities such as security, storage, networking and integration. Engagements support mission-specific goals rather than routine and deferrable office automation efforts.

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

Our Business

IT Reseller

We are an authorized reseller of the products of many leading IT manufacturers, such as 3Com, CISCO, HP, Lenovo, IBM, Intel, Microsoft, NEC, Symantec, Novell, Dell, and Sun Microsystems. Such products include workstations, servers, networking and communications equipment, enterprise computing products, and application software. Our business depends in large part upon our ongoing access to well established aggregators, as well as directly with manufacturers to enable us to acquire IT products at competitive prices and on reasonable terms for resale to our customers. Typically, we have not entered into any long-term supply contacts with any of our suppliers, as we purchase computers, computer systems, components, and parts on a purchase order basis. In general, our agreements with any of our suppliers including manufacturers can be terminated by such companies at any time upon 30 to 45 days prior notice.

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

Our IT reseller activities accounted for approximately for 87.4%, 87.6% and 89.9% of our total revenues for the twelve months ended August 31, 2007, 2006 and 2005, respectively.

IT Services

Enterprise Computing Solutions:  We offer a full spectrum of IT product acquisition and support services needed to support client/server environments, including product sourcing, network design and implementation, technical support, server consolidation, virtualization, and clustering and load balancing for high availability.

Managed Services and Staff Augmentation Solutions:  We manage and support customers’ networks through the utilization of help desk and network monitoring services as well as through our own on-site engineering resources. This allows organizations to focus the majority of their efforts on their businesses – not on managing their IT infrastructures.

Data Communications Solutions:  We offer Local Area Network / Wide Area Network and data wireless connectivity, voice over IP and structured cabling solutions that are designed to enhance communication capabilities, while decreasing costs.

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

Our IT services activities accounted for approximately 12.6%, 12.4% and 10.1% of our total revenues for the twelve months ended August 31, 2007, 2006 and 2005, respectively.

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

Our governmental agency customers include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Commerce and the GSA. Our state local government customers include various agencies in the State of New Jersey and other local government units. Education customers primarily include k-12 school districts in GA and FL.

The government utilizes a variety of contracting methods, including negotiated bids, pre-negotiated blanket purchase agreement contracts and open-market procurements when purchasing from us. We participate in formal government bids for all contract types, and also processes orders received on existing contracts on an ongoing basis.

Substantially all of these bids are awarded on a “best value” to the government basis (which depending on the bid can be a combination of price, technical expertise, past performance on other government and commercial contracts and other factors). We seek to use partner contacts, purchasing power, distribution strength, value-added services and procurement expertise to compete successfully on these bids. These major procurements can generate millions of dollars in annual revenue, span multiple years and provide government personnel with an expedited method of purchasing from us.

We hold a GSA-designated Schedule 70 contract for the sale of IT products and services. Schedule 70 contracts are multi-award schedule contracts managed by the GSA IT Acquisition Center. The current contract is valid through December 31, 2007 with two five-year renewals. Additionally, we hold three Indefinite Delivery Indefinite Quantity (“IDIQ”) contracts that are valid for all federal government agencies. An Electronic Commodity Store III (“ECS III”) prime contract issued to us by the National Institute of Health provides various governmental agencies with an efficient cost-effective means for buying commercial products. The ECS III contract is valid through December 2011. An ADMC-2 prime contract issued to us by the Army Small Computer Program provides all military departments (and other authorized government agencies) the ability to purchase desktops, laptops, thin clients/server-based computing, ruggedized computers, peripheral devices and related accessories. The ADMC-2 contract is valid thru April 2016. A National Aeronautics and Space Administration – Solutions for Enterprise-Wide Procurement IV (“SEWP IV”) prime contract issued to us by NASA provides all governmental agencies with the means to purchase a wide variety of IT products and related integration and installation services. Specifically for the SEWP IV contract, we are considered a Large Business, and the SEWP IV contract is valid through April 2014.

Our subsidiary, Emtec Federal, maintains a small-business designation with the federal government under its GSA Schedule, ECS III, ADMC-2 and all current BPAs held based upon our size status (headcount based) at the time of the contract’s original award date. As a small business, Emtec Federal enjoys a number of benefits, including being able to compete for small business orders, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering government agencies an avenue to meet their internal small business purchase goals.

It is expected that federal government business revenues will continue to represent a large portion of our total revenues as we continue to strive to penetrate wider and deeper into various civilian and military agencies. During the last three fiscal years ended on August 31, 2007, 2006 and 2005, U.S. governmental department and agency related sales accounted for approximately 52.3%, 52.6%, and 76.1% of our total revenues, respectively. The federal government business typically experiences increased activity during the months of August through November.

Government Contracts Potentially Subject to Termination

Our contracts with the U.S. Federal Government, U.S. state and local clients are generally subject to termination, in whole or part, at the convenience of the government parties or if funding becomes unavailable.

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

Many of our current and potential competitors have longer operating histories and financial, sales, marketing, technical, and other resources substantially greater than we do. As a result, our competitors may be able to adapt more quickly to changes in client needs or to devote greater resources than we can to the sales of IT products and the provision of IT services. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with our other competitors or with our customers, offering new or improved products and services to our customers or increasing their efforts to gain and retain market share through competitive pricing. Although, we hold a GSA designated Schedule 70 contract, an ECS-III prime contract, an ADMC-2 prime contract, a SEWP IV prime contract, and have contracts with the State of New Jersey, State of New York, Gwinnett County School System, Duval County School System and Tiffany & Co., we typically have no ongoing written commitments from any customers to purchase products, and all product sales are made on a purchase-order basis.

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

Employees

As of November 14, 2007, we employed 213 individuals, including 74 sales, marketing and related support personnel, 82 service and support employees, 35 operations and administration personnel, and 22 employees in accounting, finance, and human resources. We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. We believe that our relations with our employees are good.

Available Information

The public may read and copy any materials filed by us with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information about the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

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

Our transition from an emphasis on reselling IT products to an emphasis on providing IT services has placed significant demands on our managerial, administrative, and operational resources. Our ability to manage this transition effectively is dependent upon our ability to develop and improve operational, financial, and other internal systems, as well as our business development capabilities, and to attract, train, retain, motivate, and manage our employees. If we are unable to do so, our ability to effectively deliver and support our services may be adversely affected. Further, our transitional efforts to access higher-margin services and consulting revenues may result in reduced IT product sales. If we successfully expand our IT services offerings, periods of variability in utilization may continue to occur. In addition, we are likely to incur greater technical training costs during such periods. Historically, our IT reseller activities accounted for approximately 87.4%, 87.6% and 89.9% of our total revenues for the year ended August 31, 2007, 2006 and 2005, respectively. In contrast, our IT services activities accounted for approximately for 12.6%, 12.4% and 10.1% of our total revenues for the year ended August 31, 2007, 2006 and 2005, respectively.

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

The IT services business is highly competitive. Our competitors include established computer product manufacturers, some of which supply products to us, distributors, computer resellers, systems integrators and other IT service providers.

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

Our inability to maintain high personnel-utilization rates may adversely impact our profit potentiality.

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

Our credit facility contains financial covenants. As of August 31, 2007, we were not in compliance with our net income financial covenant with the Lender. On November 16, 2007, we received a waiver from the Lender with respect to our financial covenant compliance. We had an outstanding balance of $5.85 million under the revolving portion of the Credit Facility, and $2.63 million (included in our accounts payable) outstanding plus $1.80 million in open approvals under the floor plan portion of the Credit Facility with Lender at August 31, 2007. Net availability of $8.78 million was available under the revolving portion of the Credit Facility, and $12.95 million was available under the floor plan portion of the Credit Facility as of August 31, 2007. However, there can be no assurance that we will be in compliance with all of our financial covenants in future and the Lender will not immediately call for repayment of the outstanding borrowings under the credit facility.

Reduction in or elimination of our credit facilities with our primary trade vendors could have a material adverse effect on our business and operations.

As of August 31, 2007, our open terms credit lines with our primary trade vendors, including aggregators and manufacturers was $30.45 million. Under these credit lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without a notice, and this action could have a material adversely affect our business, result of operations, and financial condition.

Our revenues are derived from a few major customers, the loss of any of which could cause our results of operations to be adversely affected.

A large portion of our revenues is drawn from various civilian and military U.S. governmental departments and agencies. These customers include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During the last three fiscal years ended on August 31, 2007, 2006 and 2005, U.S. governmental department and agency related sales accounted for approximately 52.3%, 52.6%, and 76.1% of our total revenues, respectively.

Any of the following additional risk factors could have a material negative impact on our business:

•	Seasonality of federal government related business makes future financial results less predictable;
•	Due to our dependence on governments demand for IT products, a material decline in overall sales to the government as a whole, or to a certain key agency thereof, could have a material adverse effect on our results of operations. Several of the key factors in maintaining our relationships with the federal government agencies are:
•	Our performance on individual contracts and delivery orders
•	The strength of our professional reputation
•	The relationships of our key executives with customer personnel
•	Our compliance with complex procurement laws and regulations related to the formation, administration and performance of federal government contracts.

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

The U.S. Federal Government’s overall information technology spending for the 2008 fiscal year was announced to be $67 billion. This represents an increase of 3.1% over fiscal year 2007. The U.S. Federal Government’s information technology spending for 2007 fiscal year were approximately $65.46 billion, a reduction of approximately 3.0% down from fiscal year 2006. These or other factors could cause U.S. Federal Government agencies and departments to reduce their purchases under contracts, to exercise their right to terminate contracts, or not to exercise options to renew contracts, any of which would cause us to lose future revenue.

Any issue that compromises our relationship with agencies of the U.S. Federal Government would cause serious harm to our business.

Our sales are highly dependent on the government’s demand for IT products. We believe that U.S. Federal Government contracts will continue to be a source of the majority of our sales for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the U.S. Federal Government would cause serious harm to our business. A material decline in overall sales to the U.S. Federal Government as a whole, or to certain key agencies thereof, could have a materially adverse effect on our results of operations. Among the key factors in maintaining our relationships with U.S. Federal Government agencies are:

•	our performance on individual contracts and delivery orders;
•	the strength of our professional reputation;
•	the relationships of our key executives with customer personnel; and
•	our compliance with complex procurement laws and regulations related to the formation, administration and performance of U.S. Federal Government contracts.

To the extent that our performance does not meet customer expectations, or our reputation or relationships deteriorate, this would cause a negative effect on our sales, profitability and cash flow. Noncompliance with government procurement regulations or contract provisions could result in substantial monetary fines or damages, suspension or debarment from doing business with the U.S. Federal Government, and civil or criminal liability.

We may not qualify as a small business for new contract awards.

Emtec Federal maintains a small-business designation with the Federal Government under its GSA Schedule, ECS III, ADMC-2 and all current BPAs held based upon our size status (headcount based) at the time of the contract’s original award date. As a small business, Emtec Federal enjoys a number of benefits, including being able to compete for small business orders, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering government agencies an avenue to meet their internal small business purchase goals.

A company’s size status under a contract is based on the North American Industry Classification System (“NAICS”) Code referenced in the subject contract’s solicitation. Depending on the NAICS Code referenced in a solicitation, Emtec Federal may or may not qualify as a small business for new contract awards. Additionally, Federal Acquisition Regulations, effective June 30, 2007, will require a small business contractor to recertify its size status prior to an extension of a contract with a term of longer than five years, and in other specific circumstances.

We are subject to regular review and audit by our government customers, government auditors and others, and these reviews can lead to the non-renewal or termination of existing contracts, legal actions, fines and liabilities and other remedies against us.

From time to time, we are subject to review and audit by governmental agencies relating to our governmental business as well as our taxes. Given the demands of working for governmental agencies, we expect that from time to time we will have disagreements or experience performance issues with the various government customers for which we work. If performance or other issues arise as a result of any investigative process, the government retains the right to pursue remedies, which could include fines or the threatened termination, termination or non-renewal under any affected contract. If any fines are levied or contract so terminated or not renewed, our ability to secure future contracts could be adversely affected. Further, the negative publicity that could arise from disagreements with the government could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts, and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.

If we are unable to generate sufficient revenues, we may have to further down size.

For fiscal years ended August 31, 2006 and 2007, revenues decreased from $224.5 million to $217.0 million. Gross margin decreased from $25.1 million for fiscal year ended August 31, 2006 to $23.2 million for fiscal year ended August 31, 2007. If we are unable to increase our revenues in future periods, then we may be forced to consolidate our operations to reduce operating expenses sufficiently to achieve profitable operations. There can be no assurances that we will be able to generate sufficient new business or that our cost containment measures in place will provide us the ability to attain profits in the future.

We may not generate profits in the future, and we had net loss in recent year.

For the year ended August 31, 2007, we incurred an operating loss of $2.7 million, which included potential merger related costs of $1.10 million and amended employment agreements and management agreement charges of $2.33 million as operating expenses. Continuing net operating losses may limit our ability to service our debt and fund our operations and we may not generate net income from operations in the future. Factors contributing to our operating loss included, but were not limited to, lower gross profits due to a continuing IT spending slow-down in various governmental entities, lower manufacturer rebates and incentives, competitive pressure, aggressive pricing strategies, lower utilization of our technical engineers, potential acquisition related costs, and costs associated with our amendment or termination of certain employment and management agreements. These and other factors may adversely affect our ability to generate profits in the future.

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

Emtec has been designated as a single reporting unit for financial reporting purposes. We perform an impairment test based on a market approach that uses our market capitalization at that date as the fair value of the Company. Under this method, we compare the fair value of the reporting unit to its carrying value inclusive of goodwill. If the fair value exceeds the carrying value there is no impairment and no further analysis is necessary. If we continue to have operating losses, fail to attain have market acceptance, or market conditions in the stock market cause our market valuation to decline, we may incur charges for impairment of goodwill.

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

We have no long-term sales commitments from any of our suppliers. A loss of any of our principal suppliers would material adversely affect our IT reseller business.

Our IT reseller business depends on large part upon our access to aggregators and manufacturers, to supply us with products at competitive prices and on reasonable terms for resale by us to our customers. Certain agreements may be terminated by such companies upon 30 days’ prior written notice. We cannot assure you that we will be able to continue to obtain products from the aggregators and manufacturers at prices or on terms acceptable to us, if at all.

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

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers or obtain new customers.

We are in the process of evaluating our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors on the effectiveness of our internal controls beginning with the fiscal years ending August 31, 2008 and 2009, respectively. In this regard, management will be required to dedicate internal resources to (i) assess and document the adequacy of internal controls over financial reporting, and (ii) take steps to improve control processes, where appropriate. If we fail to correct any issues in the design or operating effectiveness of internal control over financial reporting or fail to prevent fraud, current and potential stockholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers and obtain new customers.

Pursuing strategic acquisitions may not be successful and could increase our selling, general and administrative expenses significantly.

We are seeking to expand our service offerings. We plan to enhance our base of technical and sales personnel, and to nurture and expand client relationships by means of acquisitions of companies whose businesses complement our businesses and, in particular, expand into the area of software consulting services. We intend to focus on companies with management teams who are willing to commit to long-term participation in our organization and who share our vision of continued growth. For the year ended August 31, 2007, our selling, general and administrative expenses included potential merger-related costs of $1.10 million. $678,116 of these costs were due to the termination of the Stock Purchase Agreement with Configuration Management, Inc., which included $500,000 in advance payments made against the purchase price and $178,116 in professional fees and other related expenses, and the remaining $424,140 were associated with other potential merger-related due-diligence fees and fees charged by the potential lender.

If we make future acquisitions of companies, technology and other assets that involve numerous risks such as difficulty integrating acquired companies, technologies and assets or generating an acceptable return on our investment.

We may pursue opportunities to acquire companies, technologies and assets that would complement our current service offerings, expand the breadth of our markets, enhance our technical capabilities, or that may otherwise offer growth opportunities as we have done in the past. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the system with our current operations;
•	diversion of management’s attention away from normal daily operations of our business;
•	difficulty in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;
•	initial dependence on an unfamiliar system while training personnel in its use;
•	insufficient revenues to offset increased expenses associated with acquisitions; and
•	the potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	issue common stock or preferred stock or assume stock option plans that would dilute current shareholder’s percentage ownership;
•	use cash, which may result in a reduction of our liquidity;
•	assume liabilities;
•	record goodwill and other intangible assets that would be subject to impairment testing and potential periodic impairment charges;
•	incur amortization expenses related to certain intangible assets;
•	incur large and immediate write-offs; and
•	become subject to litigation.

Mergers and acquisitions of companies in our industry and related industries are inherently risky, and no assurance can be given that our acquisition strategy will be successful, that we will have the resources to pursue this strategy, and that such acquisitions will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products or services, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products or services.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease space in six locations. Our corporate headquarters is currently located in Marlton, New Jersey. The following table contains certain information about each of our leased facilities:

Address	Size (In Square Feet)	Monthly Rent	Expiration Date
525 Lincoln Drive, 5 Greentree Center, Marlton, NJ 08053	2,920	$3,913	November 30, 2009
500 Satellite Blvd. Suwanee, GA 30024	21,284	$12,416	November 30, 2009
7843 Bayberry Road, Jacksonville, FL 32256	3,340	$2,365	February 28, 2008
880 Third Avenue, 12th floor New York, NY 10022	7,635	$24,777	June 30, 2008	(1)
11 Diamond Road Springfield, NJ 07081	42,480	$15,000	April 30, 2009
14121 Parke Long Court Suite 200 Chantilly, VA 20151	5,837	$8,610	August 31, 2010
352 Seventh Avenue, 17th floor New York, NY 10001	1,600	$7,700	May 31, 2008

(1)	We assumed this lease on January 9, 2002 in connection with our acquisition of Devise Associates, Inc. We have sub-leased this office space though June 30, 2008 for an approximate monthly rental payment of $15,700.

We believe these facilities will satisfy our anticipated needs for the foreseeable future.

Item 3. Legal Proceedings

In March 2002, Logical Business Solutions, Inc. (“Logical”), one of our competitors, instituted an action in the Circuit Court, Fourth Judicial Circuit, in Duval County, Florida, against us and Cheryl Pullen, one of our employees, alleging that we wrongfully interfered with its contractual relationship with one of its customers. On September 5, 2007, Logical, Cheryl Pullen and the Company executed a Mediated Settlement Agreement in the Circuit Court, Fourth Judicial Circuit, in Duval County, Florida whereby all parties agreed to a settlement in the amount of $15,000 and a full release of future claims.

We are subject to legal proceedings that arise in the ordinary course of business, but we do not believe these claims will have a material adverse impact on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

The following table sets forth certain information as to each of our executive officers:

Name	Age	Positions and Offices Presently Held
Dinesh R. Desai	57	Chairman of the Board, Chief Executive Officer and President
Brian McAdams	65	Director and Vice Chairman
Keith Grabel	55	Director and President — Sales and Marketing
Stephen C. Donnelly	49	Chief Financial Officer
John P. Howlett	63	Vice Chairman of Corporate Development
Ronald A. Seitz	60	President — Emtec Operations
Frank Blaul	42	Executive Vice President — Sales and Marketing
Sam Bhatt	40	Vice President of Finance and Secretary

Dinesh R. Desai.  Since August 5, 2005, Mr. Desai has been Chairman of the Board, Chief Executive Officer and President of the Company. Prior to August 2005 and from 1986, Mr. Desai has been the Chairman and CEO of DARR Global Holdings, Inc., a management consulting firm. Since 2004, he has served as Chairman on the Board of Directors of two private corporations, Westwood Computer Corporation and DARR Westwood Technology Corporation. Mr. Desai was a President, CEO, Co-Chairman and an owner of a privately-held manufacturer, Western Sky Industries (“Western Sky”), of highly engineered, proprietary component parts used primarily in aerospace applications. Western Sky grew from approximately $3 million in revenues to over $170 million in revenues during the 1990’s prior to being sold to McKechnie in 1999. Prior to 1986, Mr. Desai spent twelve years with American Can and Arco Chemical in various management positions, including marketing, manufacturing, finance, planning and research and development. Mr. Desai has also served as a member of the Board of Directors of the Enterprise Center, a Nonprofit Organization. Mr. Desai holds a Bachelor of Science Degree in chemical engineering from the Indian Institute of Technology in Bombay, India, and a Masters of Science Degree in both chemical and industrial engineering from Montana State University. He earned a Masters in Business Administration from Temple University in 1978.

Brian McAdams.  Since August 5, 2005, Mr. McAdams has been Director and Vice Chairman of the Company. Prior to August 2005 and from 2001, Mr. McAdams served as a Senior Partner with DARR Global Holdings, as the Vice Chairman of Westwood Computer Corporation, the CEO of Passport Express Services, Inc., and the CEO of My Help Desk, Inc. He has held prior positions as director at two public companies: Crusader Bank Corporation and National Media Corporation, where he served as both Chairman and CEO.

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

John P. Howlett.  Since January 2006, John P. Howlett has been Vice Chairman of Corporate Development. Prior to January 2006, Mr. Howlett was President of Emtec — Northeast Operations since August 5, 2005. Prior to August 5, 2005 he was our Chairman of the Board and Chief Executive Officer since January 17, 2001 and Chief Executive Officer of Emtec-NJ since August, 1997 and Chairman of Emtec-NJ since August, 1998. He has been a director of Emtec-NJ since October, 1996. Mr. Howlett was the founder (in 1983) of Cranford, New Jersey-based Comprehensive Business Systems, Inc. (CBSI). CBSI primarily provided microcomputer systems, network integration, training, and data communications to mid-size and Fortune 1000 corporations. In October 1996, CBSI merged into Emtec-NJ. Prior to founding CBSI, Mr. Howlett was with the AT&T Long Lines Division for twelve years. He earned a Bachelor of Science degree in Electrical Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana, and a Master of Business Administration degree from Fairleigh Dickinson University in New Jersey. A Vietnam veteran, Mr. Howlett served in the U.S. Army for four years.

Ronald A. Seitz.  Since March 2006, Ronald A. Seitz has been President of Emtec Operations. Prior to March 2006, Mr. Seitz was President of Emtec — Southeast Operations since August 5, 2005. Prior to August 5, 2005 he was our President and Chief Operating Officer since February 2003 and Executive Vice-President and a director since January 17, 2001 and Executive Vice President of Emtec-NJ since March, 1996. Prior to that he was the Chief Operating Officer of Emtec-NJ. He has been a director of Emtec-NJ since April, 1995. Mr. Seitz was the founder (in 1980) of Charleston, South Carolina-based Computer Source, Inc. (CSI). CSI primarily provided microcomputer systems, network integration, and data communications to mid-size and Fortune 1000 corporations. In April 1995, CSI merged with Landress Information Systems of Mt. Laurel, New Jersey to become Emtec-NJ. Prior to founding CSI, Mr. Seitz was employed for six years as an engineer with the U.S. government in Washington, DC. He graduated from North Carolina State University with a Bachelor of Science degree and from George Washington University with an MBA in computer science. Mr. Seitz also holds a DMD degree from the Dental School at the Medical University of South Carolina.

Frank Blaul.  Since July 15, 2007, Frank R. Blaul has been Executive Vice President of Sales and Marketing. Prior to joining Emtec, Mr. Blaul was Vice President of Global Government Sales and Marketing for the global centralized-computing-solutions provider Clear Cube technologies, headquartered in Austin Texas. From 1997 to 2006, Mr. Blaul held Senior Sales, Marketing, and Business Development Leadership with EDS, IBM, and ViON Corporation, an exclusive US Federal, state and local Marketing arm for Hitachi Data Systems (HDS). During this period Mr. Blaul was credited with Total Contract Awards in excess of $1 billion, resulting in $500 million in new revenue growth, while continually building and developing high performance teams. Mr. Blaul has held P&L responsibilities up to $300 million. From 1991 – 1997, Mr. Blaul was the President and General Manager of a Mid-Atlantic regional office-products master distributor, a value-added reseller of microcomputer and network-integration solutions serving a broad range of Fortune 500, Government, and SMB customer segments. Prior to 1986, Mr. Blaul spent five years with Ruben H. Donnelley Corporation, receiving numerous top-sales-production awards during his tenure. Mr. Blaul continues to remains active with the Armed Forces Electronics Association (AFCEA), Industry Advisory Council (IAC), Potomac Officers Club, and The Northern Virginia Technology Council (NVTC). Mr. Blaul attended Frostburg State University, where he studied Business and Computer Science.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over-The-Counter Bulletin Board market under the symbol “ETEC”. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

Three Months Ended	High	Low
August 31, 2007	$1.01	$0.70
May 31, 2007	$1.09	$0.79
February 28, 2007	$1.59	$0.95
November 30, 2006	$1.27	$1.00
August 31, 2006	$1.75	$1.00
May 31, 2006	$1.85	$1.11
February 28, 2006	$2.17	$1.58
November 30, 2005	$2.48	$1.60

The above quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions. They do not necessarily represent actual transactions.

As of November 14, 2007, there were 561 record holders of our common stock, although we believe that beneficial holders approximate 850.

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

The following table sets forth the information regarding equity compensation plans, as of August 31, 2007.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	853,474	$1.24	546,526
Equity compensation plans not approved by security holders	—	—	—
Total	853,474	$1.24	546,526

(1)	Our 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by our stockholders on May 8, 2006. The 2006 Plan authorizes the granting of stock options to directors and eligible employees. We have reserved 1,400,000 shares of our common stock for issuance under the 2006 Plan at prices not less than 100% of the fair value of our common stock on the date of grant (110% in the case of shareholders owning more than 10% of the our common stock). Options under the 2006 Plan may terminate after 10 years and may vest over a four year period.

PERFORMANCE GRAPH

The following graph illustrates the cumulative total stockholder return (rounded to the nearest whole dollar) of our Common Stock during the period from March 31, 2003 through August 31, 2007 and compares it to the cumulative total return on (i) the Nasdaq Composite Index and (ii) the Peer Group Index (capitalization weighted). The comparison assumes a $100 investment on March 31, 2003 in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our Common Stock.

EMTEC, INC.
RELATIVE MARKET PERFORMANCE
TOTAL RETURN MARCH 31, 2003 – AUGUST 31, 2007

	3/03	3/04	3/05	8/05	8/06	8/07
Emtec, Inc	100.00	450.00	453.33	800.00	333.33	243.33
NASDAQ Composite	100.00	151.71	152.98	164.20	170.21	202.18
Peer Group	100.00	251.73	236.48	236.02	216.03	272.21

(1)	Graph assumes $100 invested on March 31, 2003 in the Company’s Common Stock, the Nasdaq Composite Index and the Peer Group Index (capitalization weighted).
(2)	Cumulative total return assumes reinvestment of dividends, if any.
(3)	The Company has constructed a Peer Group Index consisting of computer systems integrators that also provide information technology services and products to their clients, including MTM Technologies, Inc., Pomeroy IT Solutions, Inc., TransNet Corporation, GTSI, Enpointe Technologies, Halifax and INSIGHT Enterprises. The Company believes that these companies most closely resemble the Company’s business mix and that their performance is representative of the industry.

Item 6. Selected Financial Data

The following selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements including the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both elsewhere in this Report. The data as of August 31, 2007 and 2006 and for each of the three years ended August 31, 2007, 2006 and 2005 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report. The data as of August 31, 2004 and 2003 and for the periods from September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and from April 17, 2004 to August 31, 2004 (Darr Successor Period) and for the year ended August 31, 2003 have been derived from our audited financial statements, which are not contained in this Report.

	Years Ended August 31,
	2007	2006	2005	(Successor Period) 2004	(Predecessor Period) 2004	2003
Net revenues	$216,980,138	$224,511,942	$162,632,042	$41,641,604	$88,229,719	$97,449,611
Net Income (loss)	$(2,279,987)	$197,915	$826,985	$122,281	$885,837	$467,390
Net Income per common share (basic & diluted)	$(0.16)	$0.01	$0.08	$0.01	$0.09	$0.05

	At August 31,
	2007	2006	2005	2004	2003
Total assets	$57,806,769	$52,024,813	$70,009,918	$21,737,638	$22,984,079
Total long-term debt	$2,745,514	$2,290,862	$3,010,219	$2,405,084	—
Total preferred stock*	—	—	—	$1,030,000	—
Total redeemable common stock	—	—	$5,500,000	—	—

*	Liquidation value of $1,030,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the “Risk Factors” outlined in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion as of August 31, 2007 and 2006 and the corresponding data for the years ended August 31, 2007, 2006 and 2005 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report.

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

Quarterly Financial Summary

	Year Ended August 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2007
Revenue	$64,939,143	$41,154,373	$44,163,067	$66,723,555	$216,980,138
Gross Profit	6,058,647	4,351,968	4,669,424	8,074,149	23,154,188
Net Income (Loss)	$33,051	$(2,695,744)	$(465,248)	$847,954	$(2,279,987)
Net Income (Loss) per share:
Basic and Diluted	$0.00	$(0.19)	$(0.03)	$0.06	$(0.16)

Our fourth quarter ended August 31, 2007 was the strongest quarter of the fiscal year with revenues of $66.72 million and net income of $847,954. This was primarily attributable to an overall increase in revenues, particularly in education business, and in various civilian and military U.S. governmental departments and agencies. The increase in the education business was attributable to our continued implementation of various computer roll-out projects which we began in May 2007. These roll-out projects will continue during the early portion of the first quarter of the current fiscal year.

Overview of Financial Statements Presented Herein

As previously noted, the Merger on August 5, 2005 with Darr was treated as an acquisition of Emtec by Darr and a recapitalization of Darr and the registrant. Darr is deemed to be the acquiring company for financial reporting purposes and Emtec’s historical financial statements for periods prior to the Merger become those of Darr.

In evaluating our results of operations and financial performance, our management has used combined results for the fiscal year ended August 31, 2005 as a single measurement period. Due to the Merger, we believe that comparisons between the eleven months ended August 5, 2005 and either Darr’s results for the period from September 1, 2004 to August 5, 2005 or Emtec’s results for the period from August 6, 2005 through August 31, 2005 may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the fiscal year ended August 31, 2005. This combined presentation for the fiscal year ended August 31, 2005 simply represents the mathematical addition of the pre-acquisition results of operations of Darr for the period from September 1, 2004 through August 5, 2005 and the results of operations of Emtec, following the Merger, for the period from August 6, 2005 through August 31, 2005. The consolidated financial statements for the years ended August 31, 2006 and 2007 include the accounts and transactions of the post-Merger combined company.

Results of Operations

Comparison of Years Ended August 31, 2007 and 2006

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended August 31, 2007 and 2006.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31,

	2007	2006	Change	%
Revenues	$216,980,138	$224,511,942	$(7,531,804)	-3.4%
Cost of revenues	193,825,950	199,382,350	(5,556,400)	-2.8%
Gross profit	23,154,188	25,129,592	(1,975,404)	-7.9%
Percent of revenues	10.7%	11.2%
Operating expenses:
Selling, general, and administrative expenses	21,830,037	22,098,186	(268,149)	-1.2%
Management fee — related party	145,834	350,000	(204,166)	-58.3%
Amended employment agreements and management agreement charges	2,329,800	—	2,329,800	N/A
Rent expense — related party	357,300	355,731	1,569	0.4%
Depreciation and amortization	1,171,815	945,685	226,130	23.9%
Total operating expenses	25,834,786	23,749,602	2,085,184	8.8%
Percent of revenues	11.9%	10.6%
Operating income (loss)	(2,680,598)	1,379,990	(4,060,588)	-294.2%
Percent of revenues	-1.2%	0.6%
Other expense (income):
Interest income — other	(105,507)	(52,013)	(53,494)	102.8%
Interest expense	1,079,209	1,064,703	14,506	1.4%
Other	(462)	(38,619)	38,157	N/A
Income (loss) before income taxes (benefits)	(3,653,838)	405,919	(4,059,757)	-1000.1%
Provision for income taxes (benefits)	(1,373,851)	208,004	(1,581,855)	-760.5%
Net income (loss)	$(2,279,987)	$197,915	$(2,477,902)	-1252.0%
Percent of revenues	-1.1%	0.1%

Total Revenues

Our revenues, by client types, are comprised of the following:

	For the Years Ended
	August 31, 2007		August 31, 2006
Departments of the United States Government	$113,462,452	52.3%	$118,167,014	52.6%
State and Local Governments	13,807,391	6.4%	25,299,178	11.3%
Commercial Companies	49,286,075	22.7%	51,606,516	23.0%
Education and other	40,424,220	18.6%	29,439,234	13.1%
Total Revenues	$216,980,138	100.0%	$224,511,942	100.0%

Total revenues decreased $7.53 million, or 3.4%, to $216.98 million for the year ended August 31, 2007, compared to $224.51 million for the year ended August 31, 2006. This decrease is mainly due to an overall decrease in our customers’ IT spending, particularly various governmental agencies in the State of New Jersey and in various civilian and military U.S. governmental departments and agencies.

During the year ended August 31, 2007 and 2006, U.S. governmental department and agency related revenues represented approximately 52.3% and 52.6% of total revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the General Service Administration.

It is expected that federal government business revenues will continue to represent a large portion of our total revenues as we continue to strive to penetrate wider and deeper into various civilian and military agencies. We have broadened the number of multi-year contracts in which we are participating, and we are one of nine awardees of a U.S. Army contract that contemplates the awardees participating in government purchases, which may approximate $5.0 billion over 10 years. Additionally, we were awarded a NASA SEWP IV contract, under which we will be able to participate in possible government purchases. We continue to bid on new contracts. As a result of our existing federal government contracts, as well as our ongoing focus on seeking new contracts, we believe that our total future revenues derived from the federal government business will be similar to prior periods although our business may be subject to federal government budgetary pressures and constraints. The federal business typically experiences increased activity during the months August through November.

The state and local government business remains uncertain as to the tight budgetary pressures continues with governmental agencies in the State of New Jersey.

The commercial sector is also expected to remain stable. There is a solid well-established client base to build upon as we expand product and service offerings to existing clients as well as develop new relationships in the sizable New Jersey/New York marketplace.

During the year ended August 31, 2007, our education business increased to approximately $40.4 million from $29.4 million for the year ended August 31, 2006. This increase was primarily attributable to various computer roll-out projects we began to implement in May 2007. These roll-out projects will continue during the early portion of the first quarter of the current fiscal year.

We have historically not been adversely affected by inflation; technological advances and competition within the IT industry have generally caused the prices of the products we sell to decline, and product life-cycles tend to be short. These factors require that our growth in unit sales exceed any declines in prices in order for us to increase our net sales.

Gross Profit

Aggregate gross profit decreased $1.98 million, or 7.9%, to $23.15 million for the year ended August 31, 2007 as compared to $25.13 million for the year ended August 31, 2006. This decrease is mainly due to a decrease in revenue as discussed in the Total Revenues section.

Measured as a percentage of revenues, our gross profit margin decreased to 10.7% of total revenues for the year ended August 31, 2007 from 11.2% for the year ended August 31, 2006. This decrease is mainly due to competitive pressure, aggressive pricing strategies, a decline in state and local revenues, the mix of product and services sold, the mix of client type and utilization of our technical engineers.

Factors that may affect gross profits in the future include changes in product margins, rebates and other incentives offered by various manufacturers, changes in technical employee utilization rates, the mix of products and services sold, the mix of client type and the decision to aggressively price certain products and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $268,149, to $21.83 million for the year ended August 31, 2007, compared to $22.10 million for the year ended August 31, 2006. Selling, general and administrative expenses for the year ended August 31, 2007 include the following expenses:

•	Merger related costs of $1.10 million. $678,116 of these costs were due to the termination of the Stock Purchase Agreement with Configuration Management, Inc., which included $500,000 in advance payments made against the purchase price and $178,116 in professional fees and other related expenses and the remaining $424,140 were associated with other potential merger related due diligence fees and fees charged by the potential lender;
•	Stock compensation expense related to the issuance of stock options and nonvested stock was $427,037 for the year ended August 31, 2007;
•	Approximately $335,000 in costs for the marketing activities associated with the name change of our subsidiary to Emtec Federal, Inc. from Westwood Computer Corporation were incurred during this period;
•	Severance costs paid during the period of approximately $242,000; and
•	Approximately $125,000 in costs associated with office consolidation incurred during this period.

Excluding the above listed expenses, our selling, general and administrative expenses would have decreased by approximately $2.50 million to $19.60 million for the year ended August 31, 2007 as compared with $22.10 million for the year ended August 31, 2006. This decrease in selling, general and administrative expenses is mainly due to the following:

•	Sales commission expense decreased by approximately $428,000, which is directly related to the decrease in our gross profit resulting from lower revenues;
•	An overall decrease of approximately $1.69 million in compensation and benefits expenses;
•	A decrease of approximately $363,000 in professional fees due to reduced reliance on outside professionals and a full year with our current auditors;
•	Approximately $387,000 of reduced costs resulting from decreases in a variety of areas including insurance, rent, utilities, building expense, travel, entertainment and others.

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

Management Fee-Related Party

Management fees paid to a related party for the year ended August 31, 2007 compared to the year ended August 31, 2006 decreased by $204,166. This decrease is due to the termination of the Management Services Agreement dated February 5, 2007. Under the terms of the agreement, DARR Global Holdings, Inc. (“DARR Global”), a related party, charged the Company a monthly management fee of $29,167.

Amended Employment Agreements and Management Agreement Charges

On February 5, 2007, in connection with the entry into amended and restated employment agreements with Keith Grabel and Mary Margaret Grabel, and in connection with the termination of the Management Services Agreement, Westwood issued subordinated promissory notes to Mr. Grabel, Mrs. Grabel and DARR Global in the principal amount of $671,300, $655,600, and $1,002,900, respectively. The total principal amount of these notes equaling $2,329,800 has been recorded as amended employment agreements and management agreement charges on the consolidated statements of operations for the year ended August 31, 2007.

Rent Expense-Related Party

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company, owned by certain directors and officers and related family members of the Company. The lease term is through April 2009 with monthly base rent of $15,000. During the year ended August 31, 2007 and 2006, we recorded $180,000 in expense under this lease.

We also occupy approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA. This space is leased from a limited liability company, in which certain officers of our company are passive investors, owning approximately a 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the year ended August 31, 2007 and 2006, we recorded $177,300 and $175,731 in expense under this lease, respectively.

Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

Depreciation and Amortization expense increased by 23.9%, or $226,130, to $1.17 million for the year ended August 31, 2007, compared to $945,685 for the year ended August 31, 2006. This increase in depreciation expense is primarily attributable to $583,945 of increased investment in property and equipment and higher depreciation rate for assets purchased in prior years. These capital assets acquisitions were primarily for computer equipment for internal use, the purchase of software licenses and integration related costs to upgrade our accounting systems.

Intangible assets at August 31, 2007 and August 31, 2006 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $1,228,936 and $648,585, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $580,351 and $579,717 for the years ended August 31, 2007 and 2006, respectively.

Operating Income (loss)

Operating loss for the year ended August 31, 2007 was $2.68 million, which included potential merger-related costs of $1.10 million and amended employment agreements and management agreement charges of $2.33 million. Without these potential merger-related costs and amended employment agreements and management agreement charges, our operating income would have been $749,202 for the year ended August 31, 2007.

Interest Expense

Interest expense increased by 1.4%, or $14,506, to $1.08 million for the year ended August 31, 2007, compared to $1.06 million for the year ended August 31, 2006. This is mainly due to a higher average balance on our line of credit and a higher interest rate due to an increasing prime rate, higher days sales outstanding during the period and interest charges associated with new promissory notes.

Provision for Income Taxes

We recorded an income tax benefit of $1.37 million during the year ended August 31, 2007. This income tax benefit is primarily due to recording deferred tax assets associated with net operating loss carryforwards and amended employment agreements and management agreement charges associated with loss of $3.65 million for the year ended August 31, 2007. We estimate that it is more likely than not that the deferred tax assets recorded as of August 31, 2007 will be realized in future periods, and accordingly no valuation allowance related to our deferred tax assets has been recorded.

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

EMTEC, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended August 31,

	2006	2005	Change	%
Revenues	$224,511,942	$162,632,042	$61,879,900	38.0%
Cost of revenues	199,382,350	148,587,442	50,794,908	34.2%
Gross profit	25,129,592	14,044,600	11,084,992	78.9%
Percent of revenues	11.2%	8.6%
Operating expenses:
Selling, general, and administrative expenses	22,098,186	11,858,576	10,239,610	86.3%
Management fee — related party	350,000	350,000	—	0.0%
Rent expense — related party	355,731	194,190	161,541	83.2%
Depreciation and amortization	945,685	174,944	770,741	440.6%
Total operating expenses	23,749,602	12,577,710	11,171,892	88.8%
Percent of revenues	10.6%	7.7%
Operating income	1,379,990	1,466,890	(86,900)	-5.9%
Percent of revenues	0.6%	0.9%
Other expense (income):
Interest income — other	(52,013)	(120,520)	68,507	-56.8%
Interest expense	1,064,703	611,479	453,224	74.1%
Other	(38,619)	(303,604)	264,985	N/A
Income before income taxes	405,919	1,279,535	(873,616)	-68.3%
Provision for income taxes	208,004	452,550	(244,546)	-54.0%
Net income	$197,915	$826,985	$(629,070)	-76.1%
Percent of revenues	0.1%	0.5%

Total Revenues

Revenues from various commercial, education, state and local clients have increased as a result of the Merger. Our revenues, by client types, are comprised of the following for the years ended:

	For the Years Ended
	August 31, 2006		August 31, 2005
Departments of the United States Government	$118,167,014	52.6%	$123,823,906	76.1%
State and Local Governments	25,299,178	11.3%	17,625,586	10.8%
Commercial Companies	51,606,516	23.0%	12,338,163	7.6%
Education and other	29,439,234	13.1%	8,844,387	5.4%
Total Revenues	$224,511,942	100.0%	$162,632,042	100.0%

Total revenues increased by 38.0% or $61.88 million to $224.51 million for the year ended August 31, 2006, compared to $162.63 million for the year ended August 31, 2005. This increase is primarily attributable to the addition of the revenue generated by Old Emtec to the business. Total additional incremental revenue attributed to Old Emtec approximated $71.71 million for the year ended August 31, 2006. Without this incremental revenue that resulted from the acquisition, our total revenue would have decreased by 6.3% or $9.83 million for the year ended August 31, 2006. This decrease is mainly due to a sale of IT products to the United States Department of Agriculture (“USDA”) of approximately $21.79 million, which occurred during the three months ended May 31, 2005. Without this USDA sale, our total revenue for the year ended August 31, 2006 would have increased by $11.96 million. This increase is primarily attributable to an overall increase in the federal government business, excluding the impact of the USDA sale.

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

Measured as a percentage of revenues, our gross profit margin increased to 11.2% of total revenues for the year ended August 31, 2006 from 8.6% for the year ended August 31, 2005. This increase is also mainly attributable to the Merger. Gross profit margin of the Old Emtec business equaled to 14.4% of Old Emtec total revenues for the year ended August 31, 2006. Without this acquisition, our gross profit margin would have increased to 9.5% of total revenues for the year ended August 31, 2006 from 8.5% for the year ended August 31, 2005. This percentage increase is primarily attributable to greater selling efforts, favorable price drops and incentives offered by manufacturers. We cannot expect that price drops and incentives are going to repeat in the future.

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

Management Fee-Related Party

There was no change in the management fee to a related party for the year ended August, 31, 2006 compared to the year ended August 31, 2005. DARR Global, a related party, charged the Company a management fee of $350,000 annually.

Rent Expense-Related Party

Rent Expense-related party increased by 83.2% or $161,541 to $355,731 for the year ended August 31, 2006, compared to $194,190 for the year ended August 31, 2005. The increase in rent expense-related party is due to the Merger and the assumption of the lease from a limited liability company, in which officers of our company are passive investors, owning approximately 20% equity interest. Under the term of the lease, we occupy approximately 21,000 square feet of office and warehouse space out of a total of approximately 70,000 square feet in Suwannee, GA. The lease term is for 5 years with monthly base rent of $12,500. During the year ended August 31, 2006, we recorded $175,731 in expense under this lease.

We also occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company, which is owned by certain directors and officers and related family members of the Company. The lease term is through April 2009 with monthly base rent of $15,000. During the year ended August 31, 2006, we recorded $180,000 in expense under this lease.

Depreciation and Amortization

Depreciation and amortization expense increased by 440.6% or $770,741 to $945,685 for the year ended August 31, 2006, compared to $174,944 for the year ended August 31, 2005. This increase is primarily attributable to the Merger. Depreciation and amortization expense associated with the Merger represented approximately for $645,706 of increase. Additionally, we made fixed asset acquisitions of $764,904 during the current fiscal year, which increased our depreciation expense. These capital assets acquisitions were primarily for the purchase of computer equipment for internal use, the purchase of software licenses to upgrade our accounting systems, leasehold improvements, and for furniture and fixtures.

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

Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We adopted FIN No. 48 on September 1, 2007 and are assessing its potential impact on our financial position, results of operations and cash flows. As a result of this ongoing assessment, we believe that the adoption of FIN No. 48 may increase our tax liability by up to $500,000. For additional information, see Footnote 16 of our Consolidated Financial Statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The standard is effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159” or “Standard”). SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. The Standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards. The standard is effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008.

Liquidity and Capital Resources

Cash at August 31, 2007 of $2.25 million represented an increase of $1.33 million from $917,683 at August 31, 2006. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit. Borrowings under our line of credit at August 31, 2007 increased to $5.85 million from $881,459 at August 31, 2006. As of August 31, 2007, our net working capital was approximately $2.58 million less than it was at August 31, 2006. The decrease in working capital is mainly due to the following:

•	Payment of $272,332, which paid in full amounts due and owing to Joyce Tischler under a separation agreement dated April 16, 2004 during the year ended August 31, 2007;
•	On February 5, 2007, in connection with the entry into amended and restated employment agreements with Keith Grabel and Mary Margaret Grabel, and in connection with the termination of the Management Services Agreement, Westwood issued subordinated promissory notes to Mr. Grabel, Ms. Grabel and DARR Global in the principal amount of $671,300, $655,600, and $1,002,900, respectively. The current portion of these long-term notes, totaling $839,729, and total payments of $469,007 on these notes decreased working capital;
•	Investment in Property and Equipment of $583,945;
•	Operating losses incurred during the year ended August 31, 2007, which included potential merger- related costs of $1.10 million. $678,116 of these costs were due to the termination of the Stock Purchase Agreement with Configuration Management, Inc., which included $500,000 in advance payments made against the purchase price and $178,116 in professional fees and other related expenses, and the remaining $424,140 were associated with other potential merger-related due- diligence fees and fees charged by the potential lender, as discussed in our Results of Operations sections above.

Additionally, during the year ended August 31, 2007, we made following payments:

•	$533,281 to former stockholders of the Company, which paid in-full the amount due and owing under the 5% and 8% junior subordinated notes during the year ended August 31, 2007;
•	$408,564, which included the interest payment of $214,082 through March 2007, to DARR Westwood LLC under the subordinated note during the year ended August 31, 2007.

On December 7, 2006, the Company and its subsidiaries, Emtec NJ, Emtec LLC, and Emtec Federal, (collectively, “the Borrower”), entered into a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender has agreed to provide the Borrower a revolving credit loan and floor plan loan (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender, minus a $5.0 million reserve. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility.

Borrowings under the Credit Facility will bear interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% for revolving credit loans. Floor plan loans shall not bear interest until the Borrower is in default unless a floor plan loan is unsubsidized; then such floor plan loan will accrue interest once made at the rate agreed to by the parties. Interest on outstanding floor plan loans accrues per annum at the rate of 2.5% in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal.

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

As of August 31, 2007, we had an outstanding balance of $5.85 million under the revolving portion of the Credit Facility and $2.63 million outstanding (included in the Company’s accounts payable) balances plus $1.80 million in open approvals under the floor plan portion of the Credit Facility with Lender. Net availability of $8.78 million was available under the revolving portion of the Credit Facility and $12.95 million was available under was available under the floor plan portion of the Credit Facility as of August 31, 2007.

As of August 31, 2007, the Company determined that it was not in compliance with its net income financial covenant with the Lender. As of November 16, 2007, the Company received a waiver from the Lender with respect to its financial covenant compliance.

As of August 31, 2007, we had outstanding balances under our open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $30.0 million with outstanding principal of approximately $20.83 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations, and financial condition.

Capital expenditures of $583,945 during the year ended August 31, 2007 related primarily to the purchase of computer equipment for internal use, the purchase of software licenses, integration related costs to upgrade our accounting systems, and leasehold improvement to our offices in New Jersey. We anticipate our capital expenditures for our fiscal year ending August 31, 2008 will be approximately $600,000, of which approximately $350,000 will be for the upgrade of our organizational computer system and the remaining $250,000 will primarily be for the purchase of computer equipment for internal use and leasehold improvement.

The following are our long-term contractual obligations for leases, debt and other long-term liabilities as of August 31, 2007.

	Payments Due by Period:
Contractual Obligations:	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
Long-Term Debt Obligations	$4,026,174	$1,280,660	$2,617,602	$127,912	$—
Operating Lease Obligations	1,425,556	821,225	604,073	258	—
Total	$5,451,730	$2,101,885	$3,221,675	$128,170	$—

We anticipate that our primary sources of liquidity in fiscal year 2008 will be cash generated from operations, trade vendor credit and cash available to us under our Credit Facility. Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues. Any loss of clients, whether due to price competition or technological advances, will have an adverse affect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Risk Factors”.

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

Intangible assets at August 31, 2007 and 2006 consisted of the value ascribed to customer relationships. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Off-Balance Sheet Arrangements

Under SEC regulations, in certain circumstances, we are required to make certain disclosures regarding the following off-balance sheet arrangements, if material:

•	Any obligation under certain guarantee contracts;
•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•	Any obligation under certain derivative instruments; and
•	Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that are required to be disclosed pursuant to these regulations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our average balance on the line of credit during fiscal year August 31, 2007 was approximately $5.5 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $55,000 annually.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Emtec, Inc.
Marlton, New Jersey

We have audited the consolidated balance sheets of Emtec, Inc. and Subsidiaries (the “Company”) and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emtec, Inc. and Subsidiaries as of August 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in the Note 1 to the financial statements, effective September 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”.

/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
November 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors
Emtec, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended August 31, 2005 of Emtec, Inc. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Emtec, Inc. for the year ended August 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
December 2, 2005

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
August 31, 2007 and 2006

	2007	2006
ASSETS
Current Assets
Cash	$2,251,352	$917,683
Receivables:
Trade, less allowance for doubtful accounts	28,774,286	27,424,737
Others	2,756,815	2,478,004
Inventories, net	5,021,516	1,295,364
Prepaid expenses	331,062	681,831
Deferred tax asset — current	653,820	636,183
Total current assets	39,788,851	33,433,802
Property and equipment, net	1,308,582	1,316,089
Customer relationships, net	7,432,776	8,013,127
Goodwill	9,014,055	9,014,055
Restricted cash	150,000	150,000
Other assets	112,505	97,751
Total assets	$57,806,769	$52,024,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Line of credit	$5,847,494	$881,459
Accounts payable — trade	26,578,127	23,355,126
Accounts payable — related party	—	254,166
Current portion of long term debt — related party	1,280,660	719,356
Income taxes payable	9,255	85,732
Accrued liabilities	4,172,008	3,443,829
Due to former stockholders	631,415	631,415
Customer deposits	183,220	693,383
Deferred revenue	1,362,333	1,069,020
Total current liabilities	40,064,512	31,133,486
Accrued severance	—	272,332
Deferred tax liability	1,307,155	2,785,606
Long term debt — related party	2,745,514	2,290,862
Total liabilities	44,117,181	36,482,286
Commitments and contingent liabilities (Note 16)
Stockholders’ Equity
Common stock $0.01 par value; 25,000,000 shares authorized; 17,249,875 shares issued and 14,385,286 outstanding at August 31, 2007 and 2006	172,499	172,499
Additional paid-in capital	20,348,736	19,921,699
Retained earnings (accumulated deficit)	(1,235,600)	1,044,387
	19,285,635	21,138,585
Less: treasury stock, at cost, 2,864,589 shares	(5,596,047)	(5,596,047)
Total stockholders’ equity	13,689,588	15,542,538
Total liabilities and stockholders’ equity	$57,806,769	$52,024,824

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31, 2007, 2006 and 2005

	2007	2006	2005
Revenues	$216,980,138	$224,511,942	$162,632,042
Cost of revenues	193,825,950	199,382,350	148,587,442
Gross profit	23,154,188	25,129,592	14,044,600
Operating expenses:
Selling, general, and administrative expenses	21,830,037	22,098,186	11,858,576
Management fee — related party	145,834	350,000	350,000
Amended employment agreements and management agreement charges	2,329,800	—	—
Rent expense — related party	357,300	355,731	194,190
Depreciation and amortization	1,171,815	945,685	174,944
Total operating expenses	25,834,786	23,749,602	12,577,710
Operating income (loss)	(2,680,598)	1,379,990	1,466,890
Other expense (income):
Interest income — other	(105,507)	(52,013)	(120,520)
Interest expense	1,079,209	1,064,703	611,479
Other	(462)	(38,619)	(303,604)
Income (loss) before income taxes (benefit)	(3,653,838)	405,919	1,279,535
Provision for income taxes (benefit)	(1,373,851)	208,004	452,550
Net income (loss)	$(2,279,987)	$197,915	$826,985
Preferred stock dividends	—	—	(72,794)
Net income (loss) available to common stockholders	$(2,279,987)	$197,915	$754,191
Net income (loss) per common share
Basic and Diluted	$(0.16)	$0.01	$0.08
Weighted Average Shares Outstanding
Basic	14,385,286	14,671,170	10,075,520
Diluted	14,385,286	14,672,838	10,108,803

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended August 31, 2007, 2006 and 2005

	2007	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$(2,279,987)	$197,915	$826,985
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used In) Operating Activities
Depreciation and amortization	1,171,815	945,685	196,755
Deferred income tax (benefit) expense	(1,496,087)	(85,342)	(147,382)
Stock-based compensation	427,037	—	—
Put option valuation	—	(11,500)	(303,604)
Amended employment agreements and management agreement charges	2,329,800	—	—
Changes In Operating Assets and Liabilities
Receivables	(1,628,360)	8,024,523	(2,118,382)
Inventories	(3,726,152)	4,475,226	(3,090,989)
Prepaid expenses and other assets	336,014	(226,894)	(21,380)
Accounts payable	2,968,835	(6,262,102)	5,875,608
Customer deposits	(510,163)	(575,289)	(43,935)
Income taxes payable	(76,477)	(742,927)	148,501
Accrued liabilities	728,179	(735,399)	1,362,375
Deferred compensation	(272,332)	(108,024)	—
Deferred revenue	293,313	(56,185)	(74,611)
Net Cash Provided By (Used In) Operating Activities	(1,734,565)	4,839,687	2,609,941
Cash Flows From Investing Activities
Purchases of property and equipment	(583,957)	(764,904)	(491,310)
Acquisition of businesses, net of cash acquired	—	(39,445)	(678,875)
Net Cash Used In Investing Activities	(583,957)	(804,349)	(1,170,185)
Cash Flows From Financing Activities
Net increase (decrease) in line of credit	4,966,035	(3,531,067)	4,054,524
Proceeds from issuance of common stock	—	13,098	16,671
Repayment of amount due to former stockholders	—	—	(33,152)
Decrease (increase) in restricted cash	—	5,500,000	(5,350,000)
Purchase of treasury stock	—	(5,596,047)	—
Repayment of debt	(1,313,844)	(524,875)	(322,479)
Net Cash Provided By (Used In) Financing Activities	3,652,191	(4,138,891)	(1,634,436)
Net increase (decrease) in Cash	1,333,669	(103,554)	(194,680)
Beginning Cash	917,683	1,021,237	1,215,917
Ending Cash	$2,251,352	$917,683	$1,021,237
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$50,457	$1,152,865	$417,056
Interest	1,031,839	755,618	355,474

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended August 31, 2007, 2006 and 2005

					Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Cost	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at August 31, 2004	1,000	$10	9,528,110	$95,281	$1,529,709	$122,281	$—	$1,747,281
Common stock deemed to be issued in reverse merger	—	—	7,676,024	76,760	19,362,670	—	—	19,439,430
Dividends accrued on preferred stock	—	—	—	—	—	(102,794)	—	(102,794)
Conversion of preferred stock into debt	(1,000)	(10)	—	—	(999,990)	—	—	(1,000,000)
Common stock issued upon exercise of options-post merger	—	—	28,000	280	16,390	—	—	16,670
Net income	—	—	—	—	—	826,985	—	826,985
Balance at August 31, 2005	—	—	17,232,134	172,321	19,908,779	846,472	—	20,927,572
Purchase of treasury stock	—	—	—	—	—	—	(5,596,047)	(5,596,047)
Common stock issued upon exercise of options-post merger	—	—	17,741	178	12,920	—	—	13,098
Net income	—	—	—	—	—	197,915	—	197,915
Balance at August 31, 2006	—	—	17,249,875	172,499	19,921,699	1,044,387	(5,596,047)	15,542,538
Stock-based compensation	—	—	—	—	427,037	—	—	427,037
Net loss	—	—	—	—	—	(2,279,987)	—	(2,279,987)
Balance at August 31, 2007	—	$—	17,249,875	$172,499	$20,348,736	$(1,235,600)	$(5,596,047)	$13,689,588

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Business

On August 5, 2005, Emtec, Inc. (“Old Emtec”) completed a merger with Darr Westwood Technology Corporation (“Darr”) pursuant to which the two companies merged and now operate as a consolidated entity that has retained the name Emtec, Inc. (the “Company” or “Emtec”) (the “August 5, 2005 Merger”). Management concluded that the transaction resulted in a change in control of the Company and that the transaction should be accounted for as a reverse merger, whereby Darr was considered the accounting acquirer of Old Emtec for financial reporting purposes. In what was regarded as a recapitalization, the historical stockholders’ equity of Darr, the accounting acquirer, prior to the merger, was retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in the par value of Old Emtec’s and Darr’s stock with an offset to paid-in capital. Retained earnings of Darr are carried forward after the merger. Operations prior to the merger are those of Darr. Earnings per share for periods prior to the merger were restated to reflect the equivalent number of shares. The consolidated financial statements and related footnotes for the year ended August 31, 2005 includes the accounts and transactions of Darr for the year ended August 31, 2005 and Emtec for the period from August 6, 2005 to August 31, 2005.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Emtec, Inc. a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), and Emtec Viasub’s wholly owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), and Emtec Global Services LLC (“EGS”). Significant intercompany account balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, receivable valuations, impairment of goodwill and other long-lived assets, and income taxes. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. The Company reviews these matters and reflects changes in estimates as appropriate. Actual results could differ from those estimates.

Restricted Cash

The Company has restricted cash from time to time during the year. The Company recorded restricted cash related to a letter of credit required as a security deposit for a real estate lease of $150,000 at August 31, 2007 and 2006.

Concentration of Credit Risk, Significant Customers and Trade Receivables

The Company typically maintains cash at major financial institutions. At times throughout the year, bank account balances exceed FDIC insurance limits, which are up to $100,000 per account.

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of trade receivables. The Company’s revenues, by client type, are comprised of the following:

	For the Years Ended August 31,
	2007		2006		2005
Departments of the United States Government	$113,462,452	52.3%	$118,167,014	52.6%	$123,823,906	76.1%
State and Local Governments	13,807,391	6.4%	25,299,178	11.3%	17,625,586	10.8%
Commercial Companies	49,286,075	22.7%	51,606,516	23.0%	12,338,163	7.6%
Education and other	40,424,220	18.6%	29,439,234	13.1%	8,844,387	5.4%
Total Revenues	$216,980,138	100.0%	$224,511,942	100.0%	$162,632,042	100.0%

The Company reviews a customer’s credit history before extending credit. The Company does not require collateral or other security to support credit sales. The Company provides for an allowance for doubtful accounts based on the credit risk of specific customers, historical experience and other identified risks. Trade receivables are carried at original invoice less an estimate made for doubtful receivables, based on review by management of all outstanding amounts on a periodic basis. Trade receivables are considered delinquent when payment is not received within standard terms of sale, and are trade receivables charged-off against the allowance for doubtful accounts when management determines that recovery is unlikely, and the Company ceases its collection efforts.

Fair Value of Financial Instruments

The carrying amounts of trade receivables, other receivables, accounts payable, accrued expenses and customer deposits approximate fair value because of their short-term nature. The carrying amount of the Credit Facility and long-term debt approximates their fair values because the interest rates reflect rates the Company would be able to obtain on debt with similar terms and conditions.

Revenue Recognition

The Company recognizes revenue from the sales of products when risk of loss and title passes which is upon client acceptance.

Revenue from the sale of warranties and support service contracts is recognized on a straight-line basis over the term of the contract, in accordance with Financial Accounting Standards Board Technical Bulleting No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (“FTB 90”).

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

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Product revenue represents sales of computer hardware and pre-packaged software. These arrangements often include software installations, configurations, and imaging, along with delivery and set-up of hardware. We follow the criteria contained in EITF 00-21 and Staff Accounting Bulletin 104 (“SAB 104”) in recognizing revenue associated with these transactions. We perform software installations, configurations and imaging services at our locations prior to the delivery of the product. Some client arrangements include “set-up” services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes and setting up the equipment at client workstations by plugging in all necessary connections. This service is usually performed the same day as delivery. Revenue is recognized on the date of acceptance, except as follows:

•	In some instances, the “set-up” service is performed after the date of delivery. We recognize revenue for the “hardware” component at the date of delivery when the amount of revenue allocable to this component is not contingent upon the completion of “set-up” services and, therefore, our client has agreed that the transaction is complete as to the “hardware” component. In instances where our client does not accept delivery until “set-up” services are completed, we defer all recognition of revenue in the transaction until client acceptance occurs.
•	There are occasions when a client requests a transaction on a “bill & hold” basis. We follow the SAB 104 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of SAB 104 are met. We do not modify our normal billing and credit terms for these customers. The customer is invoiced at the date of revenue recognition when all of the criteria have been met.

The Company has experienced minimal customer returns. Since all eligible products must be returned to the Company within 30 days from the date of the invoice, the Company reduces the product revenue and cost of goods in each accounting period based on the actual returns that occurred in the next 30 days after the close of the accounting period.

Service and consulting revenue include time billings based upon billable hours charged to clients, fixed price short-term projects, hardware maintenance contracts, and manufacturer support service contracts. These contracts generally are task-specific and do not involve multiple deliverables. Revenues from time billings are recognized as services are delivered. Revenues from short-term fixed price projects are recognized using the proportionate performance method by determining the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to perform the project because this is the most readily reliable measure of output. Revenues from hardware maintenance contracts are recognized ratably over the contract period.

Revenues from manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the client are recognized immediately on their contract sale date. Manufacturer support service contracts contain cancellation privileges that allow our clients to terminate a contract with 90 days’ written notice. In this event, the client is entitled to a pro-rated refund based on the remaining term of the contract, and we would owe the manufacturer a pro-rated refund of the cost of the contract. However, we have experienced no client cancellations of any significance during our most recent 3-year history and we do not expect cancellations of any significance in the future.

Rebates

Rebates received on purchased products are recorded in the accompanying consolidated statements of operations as a reduction of the cost of revenues, in accordance with Emerging Issues Task Force Abstract No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). At August 31, 2007 and 2006, approximately $2,298,000 and $1,946,000, respectively, of rebates receivable were recorded in “Receivable-other” in the accompanying consolidated balance sheets.

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Inventories

Inventories are stated at the lower of average cost or market. Inventories consist of finished goods purchased for resale and consists of computer hardware, computer software, computer peripherals and related supplies.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, which generally are three to five years. Maintenance and repair costs are charged to expense as incurred. The cost and accumulated depreciation relating to property and equipment retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are credited or charged to income.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company set an annual impairment testing date of June 1. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Goodwill increased $39,445 during 2006 due to the settlement of previously recorded purchase price.

The Company determined that segment reporting of its business activities is not required under SFAS 131 due to the similarity in economic and business characteristics of its operating segments that allow for aggregation as one business unit. Therefore, the entire Company is considered one reporting unit for purposes of impairment testing under SFAS 142. The Company performed an impairment test as of June 1, 2007, based on a market approach that uses our market capitalization at that date as the fair value of the Company. Under this method, the Company compares the fair value of the reporting unit to its carrying value inclusive of goodwill. The fair value of the Company exceeded the carrying value, thus, the Company determined that there was no impairment.

Identifiable Intangible Asset

Customer relationships represent the value ascribed to customer relationships purchased during the August 5, 2005 merger. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 – 15 years.

	2007	2006
Customer relationships	$8,661,712	$8,661,712
Less accumulated amortization	1,228,936	648,585
Balance, ending	$7,432,776	$8,013,127

Amortization expense was $580,351, $579,717, and $61,598 for the years ended August 31, 2007, 2006 and 2005, respectively. Future amortization for the next 5 years ending August 31, 2008 through 2012 will be approximately $580,000 per year.

Long-lived assets, including customer relationships and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with “SFAS” No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired, and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1,097,475, $904,886, and $551,065 for the years ended August 31, 2007, 2006 and 2005, respectively, and advertising expense is included in selling, general and administrative expenses in the consolidated statements of operations. We receive marketing development funds from various manufacturers, which are also included in selling, general and administrative expense.

Income Taxes

The Company accounts for income taxes in accordance with “SFAS” No. 109, “Accounting for Income Taxes.” The Company files a Federal consolidated tax return, that includes all U.S. entities. The Company also files several combined/consolidated state tax returns and several separate state tax returns for each entity. Under this method, deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred taxes result from timing differences primarily relating to bad debts, inventory reserves, deferred revenue, fixed asset depreciation, compensation expenses, and intangible amortization.

Earnings (Loss) Per Share

Basic earnings (loss) per share amounts are computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

Diluted earnings (loss) per share amounts are similar to the computation of basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options and warrants had been exercised. Diluted shares consist of stock options totaling 289,889, 1,669 and 33,284 shares for the years ended August 31, 2007, 2006 and 2005, respectively. Diluted shares for the year ended August 31, 2007 have been excluded from the calculation of diluted net loss per share, because their effect is antidilutive. Outstanding stock warrants to purchase 1,598,365, 1,598,365 and 1,914,682 common shares as of August 31, 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share for the years ended August 31, 2007, 2006 and 2005, because the exercise price was greater than the average market price of the Company’s common shares.

Stock-Based Employee Compensation:

The Company has a stock-based employee compensation plan which is more fully described in Note 13. Effective September 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 Share-Based Payment (Revised 2004)(“SFAS 123R”) utilizing the modified-prospective approach. Under the modified prospective transition method, the Company is required to recognize compensation cost for 1) all share-based payments granted prior to, but not vested as of, September 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) for all share-based payments granted on or after September 1, 2006 based on the grant date fair value estimated in accordance with SFAS 123R. In accordance with the modified prospective method, the Company has not restated prior period results.

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

During the years ended August 31, 2006 and 2005, as permitted under generally accepted accounting principles, grants of options under the plan are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations as permitted by FASB Statement No. 123, Accounting For Stock-Based Compensation. Because options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, no stock-based employee compensation expense is included in determining net income for 2006 and 2005 for options issued. All outstanding options at September 1, 2006 were fully vested and, therefore, no compensation was recognized after August 31, 2006 relating to these options.

Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We adopted FIN No. 48 on September 1, 2007 and are assessing its potential impact on our financial position, results of operations and cash flows. As a result of this ongoing assessment, we believe that the adoption of FIN No. 48 may increase our tax liability by up to $500,000. For additional information, see Footnote 16 of our Consolidated Financial Statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The standard is effective for the Company as of the beginning of the Company’s first fiscal year beginning after November 15, 2007 (September 1, 2008).

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159” or “Standard”). SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. The Standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards. The standard is effective for the Company as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 (September 1, 2008).

Consideration of the Effects of Prior Year Misstatements

In September 2006, Staff Accounting Bulleting No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement” (“SAB 108”), was issued. SAB 108 provides guidance on how prior year misstatements should be quantified when determining if current year financial statements are materially misstated. These provisions are effective for the current fiscal year. The adoption of SAB 108 did not impact our consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisition

On August 5, 2005, Old Emtec and Darr completed a transaction pursuant to which the two companies merged and began operating as a new consolidated entity that retained the name Emtec, Inc. Under the terms of the merger agreement, all shares of Darr’s common stock that was issued and outstanding immediately prior to the 2005 Merger was exchanged for 9,528,110 shares of Old Emtec’s common stock plus warrants to purchase an additional 10% of the Company, measured on a post-exercise basis. Immediately following the merger, Darr’s stockholders owned approximately 55.7% of the outstanding shares of the Company’s common stock. In addition, as a condition of the transaction, the Company was required to initiate a self tender offer to repurchase issued and outstanding shares of the Company for an aggregate purchase price up to $5,500,000, at a fixed price of $1.92 per share. Management concluded that the transaction resulted in a change in control of the Company and that the transaction should be accounted for as a reverse merger, whereby Darr is considered the accounting acquirer and the purchase price is allocated to the net tangible and intangible assets of Old Emtec (hereinafter “net assets”) based on their underlying fair values.

The aggregate purchase price, based on the fair value of the consideration, was $20,275,670 and consisted of: $19,266,820 for 7,676,024 shares of common stock of Old Emtec, deemed to be issued at $2.51 per share, $172,612 for stock options deemed to be issued, $315,104 for put warrants deemed to be issued under a self tender offer and $521,134 of acquisition costs incurred by Darr. The Company accounted for the acquisition under the purchase method, whereby amounts were assigned to assets acquired and liabilities assumed based on their respective fair values, on the date of 2005 Merger. Management determined the fair value of Old Emtec’s identifiable net assets on August 5, 2005 was $11,458,800, which resulted in an excess purchase price over fair value of net assets acquired of $8,816,870, which was recognized as goodwill.

The allocation of purchase price by significant component was as follows:

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

The value of the deemed put warrants issued was estimated on the date of grant (August 5, 2005) using a Black-Scholes option pricing model. Under the Black-Scholes model, the total value of the put options was $315,104. Key assumptions used in the model included: exercise price - $1.92 per share, stock price - $2.15 per share, expected volatility of 0.869; risk-free rate of 4.5% and dividend yield of 0.0%. At August 31, 2005, the value of the put options was estimated to be $11,500 and was determined based on the same key assumptions with a stock price of $2.40 per share. In connection with the change in value, the Company recorded other income of $11,500 and $303,600 in the consolidated statements of operations during the year ended August 31, 2006 and 2005. The deemed put warrants expired in October 2005 upon completion of the Company’s self tender offer.

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Trade Receivables and Allowance for Doubtful Accounts

At August 31, 2007 and 2006, the trade receivables consisted of the following:

	2007	2006
Trade receivables	$29,165,423	$27,541,825
Allowance for doubtful accounts	(391,137)	(117,088)
	$28,774,286	$27,424,737

An analysis of the allowance for doubtful accounts for years ended August 31 is as follows:

	2007	2006	2005
Balance, beginning of year	$117,088	$225,000	$225,000
Provision for doubtful accounts	274,049	92,669	—
Charge-offs	—	(200,581)	—
Recoveries	—	—	—
Balance, end of year	$391,137	$117,088	$225,000

5. Property and Equipment

Property and equipment at August 31 consisted of the following:

	2007	2006	Estimated Life Years
Leasehold improvements	$385,778	$310,563	2 to 5
Computer equipment	1,063,777	797,246	3 to 5
Furniture and fixtures	142,813	123,194	3 to 5
Automobiles	64,146	69,062	3 to 5
Software	732,788	508,094	3
	2,389,302	1,808,159
Less accumulated depreciation	1,080,720	492,070
Property and Equipment, Net	$1,308,582	$1,316,089

Depreciation expense was $591,464, $365,968, and $113,525 for the years ended August 31, 2007, 2006, and 2005, respectively.

6. Line of Credit

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

Borrowings under the Credit Facility bear interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% (7.75% as of August 31, 2007) for revolving credit loans. Floor plan loans shall not bear interest until the Borrower is in default, unless a floorplan loan is unsubsidized, then, such floor plan loan will accrue interest once made, at the rate agreed to by

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Line of Credit  – (continued)

the parties. Interest on outstanding floor plan loans accrues at the rate of 2.5% per annum in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal (10.75% as of August 31, 2007).

To secure the payment of the obligations under the Credit Facility, the Borrower granted the Lender a security interest in all of Borrower’s assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letters of credit rights, and all judgments, claims and insurance policies.

Simultaneous with the execution of the Credit Facility, the Borrower terminated its prior Business Financing Agreement and Wholesale Financing Agreement with GE Commercial Distribution Finance Corporation and satisfied all outstanding obligations under those agreements.

In connection with its refinancing, the Company paid the full amount due and owing under the 5% and 8% junior subordinated notes to former stockholders of Westwood and paid the remaining balance of $243,870 to Joyce Tischler under a Separation Agreement dated April 16, 2004 (see footnotes 9 and 10 for additional details).

The Company had balances of $5,847,494 and $881,459 outstanding under the revolving portion of the Credit Facility, and balances of $2.63 million and $3.25 million (included in the Company’s accounts payable) outstanding plus $1.80 million and $788,357 in open approvals under the floor plan portion of the Credit Facility with Lender at August 31, 2007 and 2006, respectively. Net availability of $8.78 million and $14.60 million was available under the revolving portion of the Credit Facility, and $12.95 million and $15.47 million was available under the floor plan portion of the Credit Facility, as of August 31, 2007 and 2006, respectively.

The Company determined that it was not in compliance with its net income financial covenant with the Lender as of August 31, 2007. As of November 16, 2007, the Company received a waiver from the Lender with respect to its financial covenant compliance.

7. Long-Term Debt

The Company’s long-term debt at August 31 consisted of the following:

	2007	2006
5% junior subordinated notes payable to former stockholders of Westwood; paid in full during December 2006.	$—	$219,586
8% junior subordinated notes payable to former stockholders of Westwood; paid in full during December 2006.	—	313,694
8% junior notes payable to Darr Westwood LLC, due April 2009, with accrued interest payable annually. These notes were issued in exchange for 1,000 shares outstanding of Series A redeemable preferred stock of Darr in conjunction with the August 5, 2005 Merger.	1,102,794	1,102,794

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

	2007	2006
Subordinated note payable to Darr Westwood LLC, bearing interest at a rate equal to the prime rate, as published in the Wall Street Journal, plus 4%, not to exceed 10% (10% at August 31, 2007). Annual principal payments are due April 2007 ($194,482), April 2008 ($323,859) and April 2009 ($231,659), with interest payable annually beginning in March 2007. The Company is obligated under this note to pay additional interest in the form of a fee, based on the Company achieving certain levels of revenue, as defined. The fee, if any, is limited to $120,000 per year and is payable in March 2008 and April 2009. Interest expense was $181,083, $191,931, and $202, 870 for the years ended August 31, 2007, 2006 and 2005, respectively, of which $454,872, $464,679 and $272,749 is accrued at the end of each respective period	$555,518	$750,000
Subordinated note payable to Four Kings Management, LLC (“Four Kings”), bearing interest at the prime rate, as published in the Wall Street Journal, plus 4%, not to exceed 10% (10% at August 31, 2007). Interest is payable monthly. Monthly principal payments of $9,000 began in May 2005 and continue through March 2009. The remaining balance, plus accrued interest, is due in April 2009. The Company is obligated under this note to pay additional interest in the form of a fee, based on the Comapny achieving certain levels of revenue, as defined. The fee, if any, is payable quarterly and is limited to $120,000 per year. Officers of the Company own membership interests in Four Kings. Interest expense was $168,443, $182,786, and $202,203 for the years ended August 31, 2007, 2006 and 2005, respectively, of which $25,200, $25,254, and $32,198 is accrued at the end of the respective period.	498,000	606,000
5% subordinated note payable to Keith Grabel. On February 5, 2007, in connection with an amended and restated employment agreement with Mr. Grabel, the Company issued a subordinated promissory note totaling $671,300 to Mr. Grabel. Interest accrues at 5% per annum, and the note matures April 16, 2009. Principal payments of 3.7% of the principal amount, plus interest then accrued and unpaid on the note is payable monthly. Interest expense was $16,482 for the year ended August 31, 2007, of which $2,141 is accrued at August 31, 2007.	497,259	—
5% subordinated note payable to DARR Global Holdings, Inc. On February 5, 2007, in connection with the termination of the Management Services Agreement, the Company issued a subordinated promissory note totaling $1,002,900 to DARR Global. Interest is payable at 5% per annum. Interest expense was $27,106 for the year ended August 31, 2007, of which $5,357 is accrued as of August 31, 2007. DARR Global is a management consulting firm that is 100% owned by Mr. Dinesh Desai, the Company’s Chairman and Chief Executive Officer. If either (i) the Company achieves a defined EBITDA target or (ii) all amounts due under the notes issued to Mr. Grabel, Ms. Grabel and Four Kings Management LLC are paid in full, then the Company must repay the note at a rate of $350,000 per annum.	877,900	—

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

	2007	2006
5% subordinated note payable to Mary Margaret Grabel. On February 5, 2007, in connection with an amended and restated employment agreement with Ms. Grabel, the Company issued a subordinated promissory note totaling $655,600 to Ms. Grabel. Interest is payable at 5% per annum, and the note matures April 16, 2009. Principal payments of 3.7% of the principal amount, plus all interest then accrued and unpaid on the note is payable monthly. Interest expense was $16,097 for the year ended August 31, 2007, of which $2,091 is accrued as of August 31, 2007.	$485,631	$—
GMAC Note	9,072	18,144
Total debt	4,026,174	3,010,218
Less current portion	(1,280,660)	(719,356)
Long-term debt, net of current portion	$2,745,514	$2,290,862

Principal maturities of long-term debt at August 31, 2007 are as follows:

Years Ending August 31,
2008	$1,280,660
2009	982,812
2010	1,634,790
2011	127,912
$4,026,174

8. Accrued Liabilities

Accrued liabilities at August 31 consisted of the following:

	2007	2006
Accrued payroll	$934,517	$873,248
Accrued commissions	507,317	637,771
Accrued state sales taxes	286,158	211,710
Accrued third party service fees	115,776	130,933
Other accrued expenses	2,328,240	1,590,167
	$4,172,008	$3,443,829

9. Accrued Severance

The Company was a counterparty to deferred compensation arrangements with the spouse (as beneficiary) of a former officer and former stockholder of Westwood. Commensurate with the acquisition of Westwood on April 16, 2004, the arrangement with the spouse was forfeited in exchange for a separation agreement. The separation agreement provided quarterly severance payments to the beneficiary of amounts between $22,000 and $33,900 through February 2009. As of August 31, 2006, the Company’s liability under the separation agreement was $272,332. The Company paid in full the remaining amounts owing under separation agreement during February 2007, in connection with the Company’s refinancing with the Lender.

10. Amended Employment Agreements and Management Agreement Charges

On February 5, 2007, in connection with the entry into amended and restated employment agreements with Keith Grabel and Mary Margaret Grabel, and in connection with the termination of the Management Services Agreement, Westwood issued subordinated promissory notes to Mr. Grabel, Mrs. Grabel and DARR

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Amended Employment Agreements and Management Agreement Charges  – (continued)

Global in the principal amount of $671,300, $655,600, and $1,002,900, respectively. The total principal amount of these notes, equaling $2,329,800, has been recorded as amended employment agreement and management agreement charges on the consolidated statements of operations for the year ended August 31, 2007.

The Company amended and restated these employment agreements with Keith Grabel and Mary Margaret Grabel in effort to align their base compensation and respective duties with other Company executives. At the same time, the Company reviewed the Management Services Agreement and determined that it was appropriate to terminate the agreement and restructure.

11. Treasury Stock

Pursuant to the Merger, the Company initiated a self tender offer on September 7, 2005. When the self-tender offer closed on October 4, 2005, 4,984,185 shares had been properly tendered and not withdrawn. Because the number of shares of common stock tendered exceeded the number of shares that the Company offered to purchase, 54.473 percent of the shares that were tendered were repurchased by the Company. The Company funded the payment for the 2,864,589 shares of common stock validly tendered and accepted under the self-tender offer with borrowings of $5.5 million under its revolving credit facility made prior to August 31, 2005. Treasury stock of $5,596,047 was recorded during the year ended August 31, 2006 as follows:

Self tender offer*	$5,500,000
Add: Legal and Transaction cost incurred	96,047
Treasury stock	$5,596,047

*	Purchased 2,864,589 shares @ $1.92 per share

12. Income Taxes

Income tax expense (benefit) for the years ended August 31, 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
Current provision:
Federal	$57,397	$395,102	$499,144
State	64,839	(101,757)	136,284
	122,236	293,345	635,428
Deferred provision (benefit):
Federal	(1,169,945)	(77,628)	(141,485)
State	(326,142)	(7,713)	(41,393)
	(1,496,087)	(85,341)	(182,878)
	$(1,373,851)	$208,004	$452,550

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes  – (continued)

A reconciliation of the federal statutory provision to the provision for financial reporting purposes is as follows:

	2007	2006	2005
Statutory federal tax provision	$(1,242,301)	$138,010	$435,043
State income taxes net of federal	(172,460)	30,484	69,696
Fair value adjustment of deemed put warrants	—	—	(103,225)
Federal tax assesment related to IRS audit	—	72,963	—
Other permanent differences	40,910	(33,453)	51,036
Provision for income taxes	$(1,373,851)	$208,004	$452,550

The tax effects of temporary differences that give rise to significant portions net of deferred tax assets and deferred tax liabilities at August 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Trade receivables	$202,372	$171,329
Inventories	290,829	185,080
Accrued liabilities	228,546	382,580
Deferred Revenue	132,704	113,036
Goodwill	53,127	64,001
Property and equipment	77,494	42,071
Notes Payable- Officers	736,234	—
Stock Option/Restricted Stock Plan	170,559	—
Loss Carryforwards	387,440	—
	$2,279,305	$958,097
Deferred tax liabilities:
Customer Relationships	$(2,884,440)	$(3,107,521)
Property and equipment	(48,200)	—
Deferred revenue	—	—
	$(2,932,640)	$(3,107,521)
Net deferred tax liability	$(653,335)	$(2,149,424)

13. Stock-Based Compensation and Warrants

Stock Options

The Company’s 1996 Stock Option Plan (amended in 1999) (the “1996 Plan”) authorized the granting of stock options to directors and eligible employees. The Company reserved 1,000,000 shares of its common stock for issuance under the 1996 Plan. Options were required to be issued at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of shareholders owning more than 10% of the Company’s common stock). Options under the 1996 Plan typically terminated after 5 years and vested over 4 years. The 1996 Plan expired during 2007. As of August 31, 2007, no options remain outstanding under the 1996 Plan.

The Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the stockholders on May 8, 2006. The 2006 Plan authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,400,000 shares of its common stock for issuance under the 2006 Plan at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of stockholders owning more than 10% of the Company’s common stock). Options under the 2006 Plan have terms from 7 to 10 years and vest immediately through 4 years.

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock-Based Compensation and Warrants  – (continued)

The Company measures the fair value of options on the grant date using the Black-Scholes option valuation model. The Company estimated the expected volatility using the Company’s historical stock price data and used historical exercise and forfeiture behaviors to estimate the options, expected term and our forfeiture rate. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve in effect on the grant date. Both expected volatility and the risk-free interest rate are based on a period that approximates the expected term.

A summary of stock options for the year ended August 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, beginning of year	2,000	$0.29
Granted	425,500	$1.23
Exercised	—
Forfeited or Expired	(31,000)	$1.24
Outstanding, end of year	396,500	$1.22	6.86 years	$—
Exercisable, end of year	70,000	$1.23	9.16 years	$—

The following assumptions were used to value options during the year ended August 31:

2007*
Weighted-Average Fair Value	$1.06
Assumptions
Expected Volatility	98% – 109%
Expected Term	4.5 – 5 years
Expected Forfeiture Rate	0%
Dividend Yield	0%
Risk-Free Interest Rate	4.43% – 4.75%

*	No options were issued during 2006 and 2005

Nonvested Stock (Restricted Stock)

During 2006, the Company granted 459,224 nonvested (restricted) stock to certain members of senior management and employees. These nonvested shares vest equally over 4 years. The fair value of the nonvested shares was determined based upon the quoted closing price of the Company’s stock on the Over-the-Counter Bulletin Board on the grant date.

A summary of nonvested shares for year ended August 31, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	—
Granted	459,224	$1.25
Exercised	—
Forfeited	(2,250)	$1.44
Outstanding, end of year	456,974	$1.25
Vested, end of year	—	—

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock-Based Compensation and Warrants  – (continued)

Stock Options and Nonvested Stock

Stock-based compensation costs related to the 2006 Plan and the Restricted Stock plan totaled $427,037, $0 and $0 during the fiscal years ended 2007, 2006 and 2005, respectively. As of August 31, 2007, the Company had $524,000 of total unrecognized compensation cost related to these options. The cost is expected to be recognized over a weighted-average period of 4 years. The total fair value of shares vesting during fiscal years 2007, 2006 and 2005 was $130,000, $0 and $0, respectively.

Warrants

On August 5, 2005 the Company issued certain stockholders stock warrants that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of the total issued and outstanding shares of the Company’s common stock, measured on a post-exercise basis, at any date during the 5-year term of the warrants, which ends August 5, 2010. The aggregate exercise price of these warrants is fixed at $3,695,752. The exercise price per warrant will vary based upon the number of shares issuable under the warrants. The number of shares issuable under the warrants totaled 1,598,365, 1,598,365 and 1,914,682 shares, with an exercise price of $2.31, $2.31 and $1.93 per share, as of August 31, 2007, 2006 and 2005, respectively. The outstanding stock warrants were anti-dilutive for the years ended August 31, 2007, 2006 and 2005, because the exercise price was greater than the average market price of the Company’s common shares.

14. Retirement Plan

The Company’s wholly-owned subsidiary, Emtec, Inc. sponsors a 401(k) plan for all employees who are at least 20 years of age with at least 6 months of service. Eligible employees may contribute 2% to 75% of their annual compensation to the plan. The Company matches 25% of the first 6% of employee plan contributions. Participants are vested 20% after 2 years of service and vested an additional 20% after each subsequent year of service and are fully vested after 6 years.

The Company’s wholly-owned subsidiary, Emtec Federal, maintains a defined contribution 401(k) pension plan for all employees who are at least 21 years of age with at least 12 months of service. Eligible employees may contribute 1% to 15% of their annual compensation to the plan. The Company matches 20% of the first 5% of employee plan contributions and may contribute additional amounts at its discretion. Participants are vested 100% after 3 years of service.

The Company’s 401(k) match expense totaled $124,934, $125,251, and $50,448 for the years ended August 31, 2007, 2006, and 2005, respectively. The expense is included in selling, general and administrative expenses in the consolidated statements of operations.

15. Related Party Transactions

The Company recorded a monthly management fee of approximately $29,166, pursuant to the Management Services Agreement (the “Management Services Agreement”) between DARR Global Holdings, Inc. (“DARR Global”) and Westwood, dated April 16, 2004 through January 31, 2007. On February 5, 2007, in connection with the issuance of the promissory note to DARR Global (see footnote 8), Westwood and DARR Global terminated the Management Services Agreement. DARR Global is a management consulting company 100% owned by the Company’s Chairman and Chief Executive Officer. For each of the years ended August 31, 2007, 2006 and 2005, the Company recorded $145,834, $350,000 and $350,000, respectively for this management fee in the accompanying consolidated statements of operations. At August 31, 2006, $254,166 of the fee is included in accounts payable — related party.

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by officers of the Company. Rent expense was $180,000 for each of the years ended August 31, 2007, 2006 and 2005, respectively. The facilities consist of office and warehouse space totaling

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions  – (continued)

42,480 square feet, located in Springfield, New Jersey. Management believes the lease payments are at or below market rate for similar facilities.

The Company is occupying approximately 21,000 square feet of office and warehouse space in a 70,000- square-foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which certain officers of the Company are passive investors, owning approximately 20% of the equity interest. The lease term is for 5 years, with monthly base rent of $12,500. During the years ended August 31, 2007, 2006 and 2005, the Company recorded expense under this lease totaling $177,300, $175,731 and $14,190, respectively.The lease commenced on November 30, 2004 with Old Emtec, and thus there was no related-party transaction recorded prior to the Merger.

16. Commitments and Contingencies

The Company leases its operating facilities, certain sales offices and transportation equipment under noncancelable operating lease agreements that expire on various dates through August 31, 2010. Rent expense was $707,290, $857,121, and $385,990 for the years ending August 31, 2007, 2006 and 2005, respectively, and is recorded in general and administrative expenses and in rent expense – related party on the consolidated statements of operations.

The following are our contractual obligations associated with lease commitments. We lease warehouse and office facilities, vehicles and certain office equipment under noncancellable operating leases. Future minimum lease payments under such leases are as follows:

Years Ending August 31,
2008	$821,225
2009	434,188
2010	169,884
2011	258
2012	—
Total	$1,425,555

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

During the fiscal 2006 year, Westwood was audited by the IRS. The IRS audited the two-predecessor tax years ended April 16, 2004. With one exception, all tax matters identified by the IRS have been settled, with appropriate adjustments recorded in the current tax expense for the year ended August 31, 2006. The one currently unsettled matter involves a disagreement with the IRS over the valuation of real property sold by Westwood to a related party during Westwood’s 2003 fiscal year. The IRS has asserted that the Company’s property valuation and resulting taxable gain was understated by $1.5 million, which could result in approximately $521,000 in income tax liability plus potential penalties. Discussions with the IRS are continuing, and the Company has submitted a letter to the IRS objecting to its valuation and explaining the basis for the original valuation of the property. While the Company believes that it has adequately supported the valuation of the transaction and reported the appropriate income taxes, there can be no assurance that its valuation will ultimately be accepted by the IRS. The Company also believes that it has a right to recover some portion of any potential increased tax assessed by the IRS under the indemnification provisions of the merger agreement executed in connection with its acquisition of Westwood. As its discussions with the IRS continue, the Company will continue to review its options under the merger agreement.

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies  – (continued)

At March 16, 2005, Old Emtec sold its 5.49% working interest in the Roosevelt Hot Springs geothermal unit to Energy Minerals, Inc. (“buyer”). As part of the transaction, the buyer assumed the remaining liability under the geothermal steam purchase agreement with Pacificorp (d/b/a Utah Power & Light Company). Under the 30-year agreement executed in 1993, a $1 million prepayment was received by Old Emtec from Pacificorp. The agreement gives Pacificorp the right to recover a pro-rata portion of their original $1 million pre-payment should the geothermal unit fail to produce steam at levels specified under the agreement. Old Emtec recorded the pre-payment as deferred revenue and was amortizing the amount as earned revenue over the 30-year term of the steam purchase agreement. Energy Minerals, Inc. has been assigned rights to the steam purchase agreement with Pacificorp and assumed the remaining $672,123 deferred revenue liability as of March 16, 2005. However, should the geothermal unit fail to produce steam at levels specified under the agreement during the remaining 30-year term of the agreement, PacifiCorp could potentially make a claim against the Company as a former owner, if the current ownership of the geothermal unit failed to satisfy Pacificorp’s claims. The Company believes that the probability of this occurrence is remote due to the strong production and operating history of the geothermal unit.

17. Quarterly Financial Information – (Unaudited)

	Year Ended August 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2007
Revenue	$64,939,143	$41,154,373	$44,163,067	$66,723,555	$216,980,138
Gross Profit	6,058,647	4,351,968	4,669,424	8,074,149	23,154,188
Net Income (Loss)	$33,051	$(2,695,744)	$(465,248)	$847,954	$(2,279,987)
Net Income (Loss) per share:
Basic and Diluted	$0.00	$(0.19)	$(0.03)	$0.06	$(0.16)

	Year Ended August 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2006
Revenue	$84,780,685	$41,419,415	$49,962,609	$48,349,233	$224,511,942
Gross Profit	8,222,167	5,121,865	5,697,653	6,087,907	25,129,592
Net Income (Loss)	$416,040	$(388,536)	$(63,345)	$233,756	$197,915
Net Income (Loss) per share:
Basic and Diluted	$0.03	$(0.03)	$0.00	$0.02	$0.01

18. Subsequent Event

On November 16, 2007, the Board of Directors of the Company approved the grant of nonqualified stock options to each of its two non-employee directors, Gregory Chandler and Robert Mannarino, pursuant to the Company’s 2006 Stock-Based Incentive Compensation Plan. Each grant provides the non-employee director with the option to purchase 10,000 shares of the Company’s common stock. The option price is $0.65, the fair market value of the stock on the date of the grant. The options were granted on November 26, 2007, and are exercisable immediately, and expire on November 26, 2017.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information appearing in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement for the 2008 annual meeting of stockholders (the “2008 Proxy Statement”) including information under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” is incorporated herein by reference. The Company will file the 2008 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

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

Item 11. Executive Compensation

Information contained in the 2008 Proxy Statement, including information appearing under “Executive Compensation” in the 2008 Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information contained in the 2008 Proxy Statement, including information appearing under “Stock Ownership” in the 2008 Proxy Statement, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information contained in the 2008 Proxy Statement, including information appearing under “Certain Relationships and Related Transactions” in the 2008 Proxy Statement, is incorporated herein by reference.

Item 14. Principal Accountants Fees and Services

Information contained in the 2008 Proxy Statement, including information appearing under “Ratification of Independent Public Accountants” in the 2008 Proxy Statement, is incorporated herein by reference.

PART IV

(a) Financial Statements

Documents filed as part of this report include the financial statements appearing in Item 8: “Consolidated Balance Sheet”, “Consolidated Statements of Operations”, “Consolidated Statements of Cash Flows”, and “Consolidated Statements of Stockholder’s Equity”

(b) Financial Statement Schedules

None.

(c) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of December 14, 2000, between Registrant, then known as American Geological Enterprises, Inc., and Emtec, Inc.(1)
2.2	Agreement and Plan of Merger, dated as of March 15, 2004, by and among DARR Westwood Technology Corporation, DARR Westwood Acquisition Corporation, the Shareholders of Westwood Computer Corporation Named, Westwood Computer Corporation, and Keith Grabel, as Shareholder’s Agent.(17)
2.3	Agreement and Plan of Merger, dated as of July 14, 2005, by and among the Registrant, Emtec Viasub LLC, and Darr Westwood Technology Corporation.(14)
3.1	Certificate of Incorporation, as amended.(2)
3.2	Amended and Restated Bylaws.(2)
4.1	Certificate evidencing shares of common stock.(2)
10.1	Resale Agreement, dated September 29, 1997, between Registrant and Ingram Micro, Inc.(2)
10.2	Volume Purchase Agreement, dated January 28, 1998, between Registrant and Tech Data Corporation.(2)
10.3	U.S. Systems Integrator Agreement, dated December 22, 1999, between Cisco System, Inc. and Registrant.(3)
10.4	Sun Microsystem, Inc. Channel Agreement, dated February 1, 2000, between Sun Microsystems, Inc. and Registrant.(5)
10.5	IBM Business Partner Agreement, dated May 31, 2000, between International Business Machines Corporation and Registrant.(3)
10.6	Microsoft Certified Partner Agreement, dated December 20, 2000, between Microsoft and Registrant.(3)
10.7	Letter Agreement, dated April 24, 2001, between Novell Inc. and Registrant.(3)
10.8	Citrix Solutions Network Gold Renewal Membership Agreement, dated April 30, 2001, between Citrix Systems, Inc. and Registrant.(3)
10.9	Asset Acquisition Agreement, dated December 5, 2001, by and between Devise Associates, Inc. and Registrant.(4)
10.10	Lease Agreement, dated January 9, 2002, between Registrant and Vandergrand Properties Co., L.P., for New York, New York facility.(8)
10.11	Lease Agreement, dated March 1, 2002, between Registrant and G. F. Florida Operating Alpha, Inc., for Jacksonville, Florida facility.(8)
10.12	Asset Acquisition Agreement, dated August 12, 2002, by and between Acentra Technologies, Inc. and Registrant.(6)
10.13	Remarketer/Integrator Agreement, dated August 15, 2002, between Dell Marketing L.P. and Registrant.(6)

Exhibit No.	Description
10.14	Asset Acquisition Agreement, dated August 31, 2002, by and between Turnkey Computer Systems, Inc. and Registrant.(7)
10.15	Lease Agreement, dated April 21, 2003, between V-Sullyfield Properties II LLC and Westwood Computer Corporation, for Chantilly, Virginia facility.(17)
10.16	Lease Agreement, dated July 1, 2003, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility.(17)
10.17	Amendment to Lease Agreement, dated July 14, 2003, between V-Sullyfield Properties II LLC and Westwood Computer Corporation, for Chantilly, Virginia facility.(17)
10.18	Subordinated Note, dated April 16, 2004, in the amount of $750,000, made by DARR Westwood Acquisition Corporation in favor of DARR Westwood LLC.(16)
10.19	Subordinated Note, dated April 16, 2004, in the amount of $750,000, made by DARR Westwood Acquisition Corporation in favor of Four Kings Management LLC.(16)
10.20	First Amendment to Lease Agreement, dated April 16, 2004, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility.(17)
10.21	Lease Agreement, dated September 2, 2004, between Registrant and GS&T Properties, LLC, for Suwanee, Georgia facility.(11)
10.22	Sublease Agreement, dated November 24, 2004, between Registrant and vFinance, Inc., for office space in New York, New York.(11)
10.23	2006 Stock Based Incentive Compensation Plan(19)
10.24	Revocable License Agreement, dated June 1, 2005, between A.M. Property Holding Corporation and Westwood Computer Corporation, for New York, New York facility.(17)
10.25	Employment Agreement, dated as of July 14, 2005, between Registrant and John Howlett.(14)
10.26	Form of Guaranty issued by Registrant in favor of Four Kings Management LLC, Keith Grabel, Mary Margaret Grabel, and Darr Westwood LLC, dated September, 2005.(17)
10.27	Common Stock Purchase Warrant between Registrant and DARR Westwood LLC, dated August 5, 2005.(15)
10.28	Common Stock Purchase Warrant between Registrant and Margaret Grabel, dated August 5, 2005.(15)
10.29	8% Subordinated Promissory Note, dated August 5, 2005, issued by Darr Westwood Technology Corporation in favor of Darr Westwood LLC.(16)
10.30	Assignment of State of New Jersey Contract from Acentra Technologies, Inc. to Registrant.(6)
10.31	Employment Agreement, dated as of June 21, 2006, between the Registrant and Brian McAdams.(18)
10.32	Form of Stock Option Agreements issued under the 2006 Plan between the Registrant and Gregory Chandler and Robert Mannarino dated October 19, 2006.(20)
10.33	Loan and Security Agreement, dated December 7, 2006, by and between De Lage Landen Financial Services, Inc., the Registrant and its subsidiaries.(21)
10.34	Schedule to Loan and Security Agreement, dated December 7, 2006, by and between De Lage Landen Financial Services, Inc., the Registrant and its subsidiaries.(21)
10.35	Amended and Restated Employment Agreement dated as of February 5, 2007 by and between Westwood Computer Corporation and Keith Grabel.(22)
10.36	Amended and Restated Employment Agreement dated as of February 5, 2007 by and between Westwood Computer Corporation and Mary Margaret Grabel.(22)
10.37	Amended and Restated Employment Agreement dated as of February 5, 2007 by and between the Registrant and Ronald A. Seitz.(22)

Exhibit No.	Description
10.38	Subordinated Promissory Note dated February 5, 2007 issued by Westwood Computer Corporation in favor of Keith Grabel.(22)
10.39	Subordinated Promissory Note dated February 5, 2007 issued by Westwood Computer Corporation in favor of Mary Margaret Grabel.(22)
10.40	Subordinated Promissory Note dated February 5, 2007 issued by Westwood Computer Corporation in favor of DARR Global Holdings, Inc.(22)
10.41	Form of Guaranty issued by Emtec, Inc. in favor of Keith Grabel, Mary Margaret Grabel, and DARR Global Holdings, Inc. dated February 5, 2007.(22)
14.1	Code of Ethics.(10)
21.1	List of Subsidiaries.
23.1	Consent of a Registered Public Accounting Firm
23.2	Consent of a Registered Public Accounting Firm
31.1	Certification of Dinesh R. Desai, Principal Executive Officer of Registrant, dated November 29, 2007. Rule 13a-14(a)/15 d-14(a).
31.2	Certification of Stephen C. Donnelly, Principal Financial Officer of Registrant, dated November 29, 2007. Rule 13a-14(a)/15 d-14(a).
32.1	Certificate of Dinesh R. Desai, Principal Executive Officer of Registrant, dated November 29, 2007. Section 1350.
32.2	Certificate of Stephen C. Donnelly, Principal Financial Officer of Registrant, dated November 29, 2007. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated January 17, 2001, filed on January 31, 2001, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10, filed on May 21, 2001, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form 10, filed on July 12, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 5, 2001, filed on December 20, 2001, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Form 10-K dated March 31, 2001, filed on July 12, 2001, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated August 12, 2002, filed on August 26, 2002, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated August 31, 2002, filed on September 13, 2002, and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2002, filed on June 30, 2002, and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2003, filed on July 15, 2003, and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2004, filed on July 14, 2004, and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2005, filed on July 14, 2005, and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated November 21, 2001, filed on November 26, 2001, and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 10, 2004, filed on December 14, 2004, and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated July 14, 2005, filed on July 20, 2005, and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Tender Offer Statement on Form SC TO-I, filed September 7, 2005, and incorporated herein by reference.
(16)	Previously filed as an exhibit to Amendment to Registrant’s Tender Offer Statement on Form SC TO-I/A, filed September 22, 2005, and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Form 10-K, dated August 31, 2005, filed on December 14, 2005, and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated June 21, 2006, filed on June 26, 2006, and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 20, 2006, and incorporated herein by reference.
(20)	Previously filed as an exhibit to Registrant’s Form 10-K, dated August 31, 2006, filed on November 30, 2006, and incorporated herein by reference.
(21)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 7, 2006, filed on December 13, 2006, and incorporated herein by reference.
(22)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, dated February 28, 2007, filed on April 23, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  EMTEC, INC.

Dated: November 29, 2007	By: /s/ Dinesh R. Desai Dinesh R. Desai Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dinesh R. Desai Dinesh R. Desai	Chairman, Chief Executive Officer and President	November 29, 2007
/s/ Brian McAdams Brian McAdams	Vice Chairman, Director	November 29, 2007
/s/ Stephen C. Donnelly Stephen C. Donnelly	Chief Financial Officer (Principal Financial Officer)	November 29, 2007
/s/ Keith Grabel Keith Grabel	Director, President Sales and Marketing	November 29, 2007
/s/ Ronald A. Seitz Ronald A. Seitz	President, Emtec Operations	November 29, 2007
/s/ Sam Bhatt Sam Bhatt	Chief Accounting Officer (Principal Accounting Officer)	November 29, 2007
/s/ Gregory Chandler Gregory Chandler	Director	November 29, 2007
/s/ Robert Mannarino Robert Mannarino	Director	November 29, 2007