Form 10-Q
period 2007-11-30
EMTEC INC/NJ
filed 2008-01-14
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

  As of January 3, 2008, there were outstanding 14,839,260 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30, 2007	August 31, 2007
	(Unaudited)
Assets
Current Assets
Cash	$1,270,691	$2,251,352
Receivables:
Trade, less allowance for doubtful accounts	40,480,622	28,774,286
Others	11,133,823	2,756,815
Inventories, net	2,188,116	5,021,516
Prepaid expenses	435,982	331,062
Deferred tax asset - current	758,631	653,820
Total current assets	56,267,865	39,788,851
Property and equipment, net	1,171,006	1,308,582
Customer relationships, net	7,287,688	7,432,776
Goodwill	8,978,788	9,014,055
Deferred tax asset - long term	147,930	-
Restricted cash	150,000	150,000
Other assets	107,522	112,505
Total assets	$74,110,799	$57,806,769
Liabilities and Stockholders' Equity
Current Liabilities
Line of credit	$9,968,623	$5,847,494
Accounts payable - trade	36,317,130	26,578,127
Current portion of long term debt - related party	1,279,148	1,280,660
Income taxes payable	540,038	9,255
Accrued liabilities	4,754,845	4,172,008
Due to former stockholders	631,415	631,415
Customer deposits	47,131	183,220
Deferred revenue	1,340,647	1,362,333
Total current liabilities	54,878,977	40,064,512
Deferred tax liability	1,678,927	1,307,155
Accrued liabilities	174,739	-
Long term debt - related party	2,507,826	2,745,514
Total liabilities	59,240,469	44,117,181
Commitments and contingent liabilities
Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized;
17,703,849 and 17,249,875 shares issued and 14,839,260 and
14,385,286 outstandng at November 30, 2007 and August 31,
2007, respectively	177,039	172,499
Additional paid-in capital	20,411,548	20,348,736
Retained earnings (accumulated deficit)	(122,210)	(1,235,600)
	20,466,377	19,285,635
Less: treasury stock, at cost, 2,864,589 shares	(5,596,047)	(5,596,047)
Total stockholders' equity	14,870,330	13,689,588
Total liabilities and stockholders' equity	$74,110,799	$57,806,769

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	November 30,
	2007	2006
Revenues	$74,640,186	$64,939,143
Cost of revenues	65,995,209	58,880,496
Gross profit	8,644,977	6,058,647

Operating expenses:
Selling, general, and administrative expenses	5,755,443	5,346,956
Management fee - related party	-	87,500
Rent expense - related party	89,325	89,325
Depreciation and amortization	300,503	259,251
Total operating expenses	6,145,271	5,783,032

Operating income	2,499,706	275,615

Other expense (income):
Interest income - other	(17,775)	(40,950)
Interest expense	337,023	208,718
Other	(18)	(250)

Income before income taxes	2,180,476	108,097
Provision for income taxes	934,274	75,046
Net income	$1,246,202	$33,051

Net income per common share
Basic and Diluted	$0.09	$0.00

Weighted Average Shares Outstanding
Basic	14,445,064	14,385,286

Diluted	14,566,446	14,386,790

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	November 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$1,246,202	$33,051

Adjustments to Reconcile Net Income to Net
Cash Used In Operating Activities
Depreciation and amortization	300,503	259,251
Deferred income tax expense (benefit)	360,333	(98,254)
Stock-based compensation	67,352	80,841

Changes In Operating Assets and Liabilities
Receivables	(19,742,179)	(10,239,763)
Inventories	2,833,400	(1,218,942)
Prepaid expenses and other assets	(99,937)	(85,365)
Accounts payable	9,739,003	3,259,232
Customer deposits	(136,089)	855,952
Income taxes payable	530,783	145,650
Accrued liabilities	77,561	708,530
Deferred compensation	-	3,565
Deferred revenue	(21,686)	20,230
Net Cash Used In Operating Activities	(4,844,754)	(6,276,022)

Cash Flows From Investing Activities
Purchases of property and equipment	(17,836)	(296,985)
Net Cash Used In Investing Activities	(17,836)	(296,985)

Cash Flows From Financing Activities
Net increase (decrease) in line of credit	4,121,129	7,489,660
Repayment of debt	(239,200)	(186,115)
Net Cash Provided By Financing Activities	3,881,929	7,303,545

Net (decrease) increase in Cash	(980,661)	730,538
Beginning Cash	2,251,352	917,683

Ending Cash	$1,270,691	$1,648,221
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$33,050	$27,469
Interest	199,756	73,737

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Quarterly results are not necessarily indicative of results for the full year. For further information, refer to the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2007.

2. General

Description of Business

Emtec, Inc. (the “Company”) is an information technology (“IT”) company, providing consulting, services and products to commercial, federal, education, state and local verticals. The Company’s areas of specific practices include communications, data management, enterprise computing, managed services, storage and data center planning and development. The Company’s client base is comprised of departments of the United States Federal Government, U.S. state and local governments, schools and commercial businesses throughout the United States. The most significant portion of the Company’s revenue is derived from activities as a reseller of Information Technology (“IT”) products, such as workstations, servers, microcomputers, and application software and networking and communications equipment.

The Company considers all of its operating activity to be generated from a single operating segment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Emtec, Inc. a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), and Emtec Global Services LLC (“EGS”). Significant intercompany account balances and transactions have been eliminated in consolidation.

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

Rebates

Rebates received on purchased products are recorded in the accompanying consolidated statements of income as a reduction of the cost of revenues, in accordance with Emerging Issues Task Force Abstract No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). At November 30, 2007 and August 31, 2007, approximately $10,494,000 and $2,298,000, respectively, of rebates receivable were recorded in "Receivable-other" in the accompanying consolidated balance sheets.

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

Diluted earnings per share amounts are similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options and warrants had been exercised. The assumed conversion of options and warrants resulted in 121,382 and 1,382 additional dilutive shares for the three months ended November 30, 2007 and 2006, respectively. Outstanding stock warrants to purchase 1,598,365 common shares as of November 30, 2007 and 2006, were not included in the computation of diluted earnings per share for the three months ended November 30, 2007 and 2006, because the exercise price was greater than the average market price of the Company’s common shares.

Income Taxes

On September 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48 on September 1, 2007, the Company recorded a liability for unrecognized tax obligations of $539,580. In accordance with FIN 48, the cumulative effect of the change in accounting principle is required to be treated as an adjustment to opening retained earnings. The Company’s adoption of FIN 48 resulted in a decrease in retained earnings of $132,812.

Subsequent to the initial adoption of FIN 48, our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of income. During the first quarter of fiscal 2008, we recorded interest associated with uncertain tax positions in the amount of $11,105 as an increase to current income tax expense.

The total liability for unrecognized tax benefits was $539,580 as of November 30, 2007. Of this amount, $52,234 would benefit our tax provision if realized. The remainder would not affect the provision, would be adjusted against either deferred tax assets or goodwill based on the nature of its origin.

During the fiscal 2006 year, Emtec Federal, formerly Westwood Computer Corporation (“Westwood”) was audited by the IRS. The IRS audited the two-predecessor tax years ended April 16, 2004. With one exception, all tax matters identified by the IRS have been settled, with appropriate adjustments recorded in the current tax expense for the year ended August 31, 2006. The one currently unsettled matter involves a disagreement with the IRS over the valuation of real property sold by Westwood to a related party during Westwood’s 2003 fiscal year. The IRS has asserted that the Company’s property valuation and resulting taxable gain was understated by $1.5 million, which could result in approximately $521,000 in federal income tax liability plus potential interest and penalties. Discussions with the IRS are continuing. The Company has submitted a letter to the IRS objecting to the IRS’s valuation, explaining the basis for Westwood’s valuation of the property, and requesting a conference with the Appeals Office of IRS. While the Company believes that it has adequately supported the valuation of the transaction and reported the appropriate income taxes, there can be no assurance that its valuation will ultimately be accepted by the IRS. It is reasonably possible that this audit could be completed within the next twelve months with the Company and the IRS resolving all issues. We estimate a range of reasonably possible increase or decrease in total unrecognized federal and state income tax benefits of approximately $200,000 that could result from a settlement with IRS.

Under the provisions of the merger agreement executed in connection with its acquisition of Westwood, some of the potential liability recorded in connection with the dispute with the IRS is subject to indemnification coverage by the former owners of Westwood. The Company recorded a $341,165 other receivable on the balance sheet at November 30, 2007 to record this potential recovery under the indemnification provisions.

We conduct business nationally and, as a result, file income tax returns in the U.S federal jurisdiction and various state and local jurisdictions. With few exceptions, we are no longer subject to federal, state or local income tax examinations for tax returns filed for fiscal years 2002 and prior.

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

A summary of stock options for the three months ended November 30, 2007 is as follows:

		Weighted Average	Weighted Average	Aggregate
For the Three Months Ended November 30, 2007	Shares	Exercise Price	Remaining Term	Intrinsic Value
Options Outstanding -September 1, 2007	396,500	$1.22
Options Granted	20,000	$0.65
Options Exercised	-
Options Forfeited or Expired	(8,000)	$1.31

Options Outstanding -November 30, 2007	408,500	$1.19	6.79 years	$1,800

Options Exercisable -November 30, 2007	90,000	$1.10	9.15 years	$1,800

The following assumptions were used to value options during the quarter ended November 30, 2007 and 2006:

	Quarter Ended	Quarter Ended
	November 30, 2007	November 30, 2006
Weighted-Average Fair Value	$0.47	$0.99
Assumptions
Expected Volatility	100%	103%
Expected Term	5 years	5 years
Expected Forfeiture Rate	0%	0%
Dividend Yield	0%	0%
Risk-Free Interest Rate	3.21%	4.43%

Nonvested Stock (Restricted Stock)

During the fiscal year ended August 31, 2007, the Company granted 459,224 shares of nonvested (restricted) stock to certain members of senior management and employees. These nonvested shares vest equally over 4 years. The fair value of the nonvested shares was determined based upon the quoted closing price of the Company’s stock on the Over-the-Counter Bulletin Board on the grant date.

A summary of nonvested (restricted) shares for three months ended November 30, 2007 is as follows:

		Weighted Average
		Grant Date Fair
For the Three Months Ended November 30, 2007	Shares	Value
Outstanding -September 1, 2007	456,974	$1.25
Granted	-
Exercised	-
Forfeited	(3,000)	$1.44

Outstanding -November 30, 2007	453,974	$1.25
Vested -November 30, 2007	59,778	$1.24

Stock-Based Compensation - Stock Options and Nonvested (Restricted) Stock

Stock-based compensation costs related to the 2006 Plan totaled $67,352 and $80,841 during the three months ended November 30, 2007 and 2006, respectively. As of November 30, 2007, the Company had recognized a total of $494,389 in compensation cost and $424,619 of total unrecognized compensation cost related to these options. The cost is expected to be recognized over a weighted-average period of 4 years.

Warrants

On August 5, 2005, the Company issued certain stockholders stock warrants that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of the total issued and outstanding shares of the Company’s common stock, measured on a post-exercise basis, at any date during the 5-year term of the warrants, which ends August 5, 2010.  The aggregate exercise price of these warrants is fixed at $3,695,752.  The exercise price per warrant will vary based upon the number of shares issuable under the warrants.  The number of shares issuable under the warrants totaled 1,648,807 and 1,598,365 shares, with an exercise price of $2.24 and $2.31 per share, as of November 30, 2007 and 2006, respectively. The outstanding stock warrants were anti-dilutive for the three months ended November 30, 2007 and 2006, because the exercise price was greater than the average market price of the Company’s common shares.

4. Line of Credit

In December 2006, the Company, Emtec NJ, Emtec LLC, and Emtec Federal (collectively, the “Borrower”), entered into a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender provides the Borrower a with a revolving credit loan and floor plan loan (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender, minus a $5.0 million reserve. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility.

Borrowings under the Credit Facility bear interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% (7.00% as of November 30, 2007) for revolving credit loans. Floor plan loans shall not bear interest until the Borrower is in default, unless a floorplan loan is unsubsidized, then, such floor plan loan will accrue interest once made, at the rate agreed to by the parties. Interest on outstanding floor plan loans accrues at the rate of 2.5% per annum in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal (10.00% as of November 30, 2007).

To secure the payment of the obligations under the Credit Facility, the Borrower granted the Lender a security interest in all of Borrower’s assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letters of credit rights, and all judgments, claims and insurance policies.

On November 15, 2007, the Lender increased the Credit Facility from $32.0 million to $44.0 million. This temporary increase is available to the Company through January 2008.

The Company had balances of $9.97 million and $5.85 million outstanding under the revolving portion of the Credit Facility, and balances of $17.75 million and $2.63 million (included in the Company’s accounts payable) outstanding plus $782,200 and $1.80 million in open approvals under the floor plan portion of the Credit Facility with Lender at November 30, 2007 and August 31, 2007, respectively. Net availability of $74,145 and $8.78 million was available under the revolving portion of the Credit Facility, and $15.42 million and $12.95 million was available under the floor plan portion of the Credit Facility, as of November 30, 2007 and August 31, 2007, respectively.

On December 6, 2007, the Lender agreed to provide 85% eligibility on certain rebates receivable, which amounted to additional availability of $6.50 million under the revolving portion of the Credit Facility.

As of November 30, 2007, the Company determined that it was in compliance with its financial covenants with the Lender.

5. Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, are comprised of the following:

	For the Three Months Ended November 30,
	2007		2006
Departments of the United
States Government	$48,370,513	64.8%	$46,161,496	71.1%
State and Local Governments	3,718,015	5.0%	3,525,285	5.4%
Commercial Companies	13,082,477	17.5%	11,112,157	17.1%
Education and other	9,469,181	12.7%	4,140,205	6.4%
Total Revenues	$74,640,186	100.0%	$64,939,143	100.0%

Federal Bureau of Prisons, one of the departments of the United States Government accounted for approximately $10.2 million or 13.7% of the Company’s total revenues for the three months ended November 30, 2007. The same customer accounted for approximately $138,000 or 0.2% of the Company’s total revenues for the three months ended November 30, 2006.

The Company reviews a customer's credit history before extending credit. The Company does not require collateral or other security to support credit sales. The Company provides for an allowance for doubtful accounts based on the credit risk of specific customers, historical experience and other identified risks. Trade receivables are carried at original invoice less an estimate made for doubtful receivables, based on review by management of all outstanding amounts on a periodic basis. Trade receivables are considered delinquent when payment is not received within standard terms of sale, and are trade receivables charged-off against the allowance for doubtful accounts when management determines that recovery is unlikely, and the Company ceases its collection efforts.

The trade account receivables consist of the following:

	November 30,	August 31,
	2007	2007
Trade receivables	$40,871,759	$29,165,423
Allowance for doubtful accounts	$(391,137)	$(391,137)
Trade receivables, net	$40,480,622	$28,774,286

Other receivables consist of the following:

	November 30,	August 31,
	2007	2007
Rebate receivables	$10,494,714	$2,298,194
Other receivables	$639,109	$458,621
Receivables, Others	$11,133,823	$2,756,815

As of November 30, 2007, rebate receivables primarily consist of special pricing rebates approximated to $8.81 million and various volume incentives and other rebates approximated $1.69 million.

6. Property and Equipment

Property and equipment consisted of the following:

			Estimated Life
	November 30, 2007	August 31, 2007	Years
Leasehold improvements	$385,778	$385,778	2 to 5
Computer equipment	1,081,615	1,063,777	3 to 5
Furniture and fixtures	142,813	142,813	3 to 5
Automobiles	64,146	64,146	3 to 5
Software	732,787	732,787	3
	2,407,140	2,389,302
Less accumulated depreciation	(1,236,135)	(1,080,720)
Property and Equipment, Net	$1,171,006	$1,308,582

7. Customer Relationships

Customer relationships represent the value ascribed to customer relationships purchased during the August 5, 2005 merger. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13-15 years.

	November 30, 2007	August 31, 2007
Customer relationships	$8,661,712	$8,661,712
Less accumulated amortization	1,374,024	1,228,936
Balance, ending	$7,287,688	$7,432,776

Amortization expense was $145,088 for each of the three months ended November 30, 2007 and 2006. Future amortization for the next 5 years ending August 31, 2008 through 2012 will be approximately $580,000 per year.

8. Accrued Liabilities

Current accrued liabilities consisted of the following:

	November 30, 2007	August 31, 2007
Accrued payroll	$681,024	$934,517
Accrued commissions	734,944	507,317
Accrued state sales taxes	550,067	286,158
Accrued third party service fees	221,474	115,776
Other accrued expenses	2,567,336	2,328,240
	$4,754,845	$4,172,008

Long-term accrued liabilities consisted of $174,739 in unrecognized tax benefits recorded as a result of the implementation of FIN 48 on September 1, 2007.

9. Retained Earnings (accumulated deficit)

Retained
Earnings
(Accumulated
Deficit)
Balance at August 31, 2007	$(1,235,600)
Adoption of FIN 48 -September 1, 2007	(132,812)
( see footnote 2 Income Taxes)
Net income	1,246,202
Balance at November 30, 2007	$(122,210)

10. Related Party Transactions

The Company recorded a monthly management fee of approximately $29,166, pursuant to the Management Services Agreement (the “Management Services Agreement”) between DARR Global Holdings, Inc. (“DARR Global”) and Westwood, dated April 16, 2004 through January 31, 2007. On February 5, 2007, in connection with the issuance of the promissory note to DARR Global, Westwood and DARR Global terminated the Management Services Agreement. DARR Global is a management consulting company 100% owned by the Company’s Chairman and Chief Executive Officer. For the three months ended November 30, 2006, the Company recorded $87,500 for this management fee in the accompanying consolidated statements of income.

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by officers of the Company. Rent expense was $45,000 for each of the three months ended November 30, 2007 and 2006, respectively. The facilities consist of office and warehouse space totaling 42,480 square feet, located in Springfield, New Jersey. Management believes the lease payments are at or below market rate for similar facilities.

The Company is occupying approximately 21,000 square feet of office and warehouse space in a 70,000- square-foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which certain officers of the Company are passive investors, owning approximately 20% of the equity interest. The lease term is for 5 years, with monthly base rent of $12,500. During each of the three months ended November 30, 2007 and 2006, the Company recorded expense under this lease totaling to $44,325.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In addition to historical information, this Quarterly Report on Form 10-Q contains our beliefs regarding future events and our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. We undertake no obligation to publicly release any revisions to forward-looking statements after the date of this report. In evaluating those statements, you should specifically consider various factors, including the risk factors discussed in our Annual Report on Form 10-K for the year ended August 31, 2007 and other reports or documents that we file from time to time with the SEC. All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

Overview of Emtec

We are an information technology (“IT”) company, providing consulting, services and products to commercial, U.S. Federal Government, education, U.S. state and local clients. Our services and products address the technology needs of our clients including communications, data management, enterprise computing, managed services, storage and data center planning and development. Our solutions are crafted to enable our clients to become more efficient and effective, thereby making them more profitable and giving them a competitive advantage. To date, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively endeavoring to increase the portion of our revenues that are derived from IT services.

Our primary business objective is to become a leading single-source provider of high quality and innovative IT consulting, services and products. Through our strategic partners, we have an expanded array of products and technology solutions to offer our clients.

Results of Operations

Comparison of Three Months Ended November 30, 2007 and 2006

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the three months ended November 30, 2007 and 2006.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended November 30,

	2007	2006	Change	%
Revenues	$74,640,186	$64,939,143	$9,701,043	14.9%
Cost of revenues	65,995,209	58,880,496	7,114,713	12.1%
Gross profit	8,644,977	6,058,647	2,586,330	42.7%
Percent of revenues	11.6%	9.3%

Operating expenses:
Selling, general, and administrative expenses	5,755,443	5,346,956	408,487	7.6%
Management fee - related party	-	87,500	(87,500)	-100.0%
Rent expense - related party	89,325	89,325	-	0.0%
Depreciation and amortization	300,503	259,251	41,252	15.9%
Total operating expenses	6,145,271	5,783,032	362,239	6.3%
Pecent of revenues	8.2%	8.9%

Operating income	2,499,706	275,615	2,224,091	807.0%
Percent of revenues	3.3%	0.4%

Other expense (income):
Interest income - other	(17,775)	(40,950)	23,175	-56.6%
Interest expense	337,023	208,718	128,305	61.5%
Other	(18)	(250)	232	N/A

Income before income taxes	2,180,476	108,097	2,072,379	1917.1%
Provision for income taxes	934,274	75,046	859,228	1144.9%
Net income	$1,246,202	$33,051	$1,213,151	3670.5%
Percent of revenues	1.7%	0.1%

Total Revenues

Our revenues, by client types, are comprised of the following:

	For the Three Months Ended November 30,
	2007		2006
Departments of the United
States Government	$48,370,513	64.8%	$46,161,496	71.1%
State and Local Governments	3,718,015	5.0%	3,525,285	5.4%
Commercial Companies	13,082,477	17.5%	11,112,157	17.1%
Education and other	9,469,181	12.7%	4,140,205	6.4%
Total Revenues	$74,640,186	100.0%	$64,939,143	100.0%

Total revenues increased $9.70 million, or 14.9%, to $74.64 million for the three months ended November 30, 2007, compared to $64.94 million for the three months ended November 30, 2006. This increase is primarily attributable to an overall increase in our customers’ IT spending.

During the three months ended November 30, 2007 and 2006, U.S. governmental department and agency related revenues represented approximately 64.8% and 71.1% of total revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce, and the General Service Administration. Revenues from various civilian and military U.S. governmental departments and agencies increased by approximately $2.2 million during the three months ended November 30, 2007 compared with the three months ended November 30, 2006. This is primarily attributable to a large computer hardware sale to Federal Bureau of Prisons of approximately $10.2 million during this period. The federal business typically experiences increased activity during the months of August through November.

It is expected that federal government business revenues will continue to represent a large portion of our total revenues as we continue to strive to penetrate wider and deeper into various civilian and military agencies. We have broadened the number of multi-year contracts in which we are participating, and we are one of nine awardees of a U.S. Army contract that contemplates the awardees participating in government purchases, which may approximate $5.0 billion over 10 years. Additionally, we were awarded a NASA SEWP IV contract under which we will be able to participate in possible government purchases of IT products and associated services. We continue to bid on new contracts. As a result of our existing federal government contracts, as well as our ongoing focus on seeking new contracts, we believe that our total future revenues derived from the federal government business will be similar to prior periods although our business may be subject to federal government budgetary pressures and constraints. The federal business typically experiences increased activity during the months of August through November.

The state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies in the State of New Jersey.

Revenues from various commercial customers increased by approximately $1.97 million during the three months ended November 30, 2007 compared with the three months ended November 30, 2006. This increase is primarily attributable to an overall increase in our commercial customers’ IT spending during this period. The commercial sector is expected to remain stable. There is a solid well-established client base to build upon as we expand product and service offerings to existing clients as well as develop new relationships in the sizable New Jersey/New York marketplace.

During the three months ended November 30, 2007, our education business increased to approximately $9.47 million from $4.14 million for the three months ended November 30, 2006. This increase was primarily attributable to various computer roll-out projects we began to implement in May 2007 which were completed during this quarter compared to a lower level of computer roll-out projects in the three months ended November 30, 2006.

We have historically not been adversely affected by inflation; technological advances and competition within the IT industry have generally caused the prices of the products we sell to decline, and product life-cycles tend to be short. These factors require that our growth in unit sales exceed any declines in prices in order for us to increase our net sales.

Gross Profit

Aggregate gross profit increased $2.59 million, or 42.7%, to $8.64 million for the three months ended November 30, 2007 as compared to $6.06 million for the three months ended November 30, 2006. This increase is primarily attributable to an increase in revenues as discussed in the Total Revenues section, an increase in our services gross profit attributable to various computer roll-out projects in our education business which we completed during this quarter and various volume incentive rebates and other incentives offered by certain manufacturers during this period under which we received approximately $600,000 in additional various volume incentive rebates during the three months ended November 30, 2007 compared with the three months ended November 30, 2006. We also received special pricing rebates from various manufacturers which are reflected in gross profit, but do not directly correlate to overall gross profit. The application of the special pricing rebates to gross profit is also impacted by the price to a customer, the cost to purchase the product, and the size of the applicable special pricing rebate.

Measured as a percentage of revenues, our gross profit margin increased to 11.6% of total revenues for the three months ended November 30, 2007 from 9.3% for the three months ended November 30, 2006. This increase is primarily attributable to pricing strategies, volume incentive rebates received, the mix of product and services sold, the mix of client type and higher utilization of our technical engineers during this period.

Factors that may affect gross profits in the future include changes in product margins, volume incentive rebates and other incentives offered by various manufacturers, changes in technical employee utilization rates, the mix of products and services sold, the mix of client type and the decision to aggressively price certain products and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $408,847, or 7.6% to $5.76 million for the three months ended November 30, 2007, compared to $5.35 million for the three months ended November 30, 2006. This increase in selling, general and administrative expenses is mainly due to an increase in sales commission expense by approximately $399,000, which is directly related to the increase in our gross profit as discussed in the Gross Profit section.

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

Rent Expense-Related Party

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by certain directors and officers and related family members of the Company. The lease term is through April 2009 with monthly base rent of $15,000. During the three months ended November 30, 2007 and 2006, we recorded $45,000 in expense under this lease.

We also occupy approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA. This space is leased from a limited liability company in which certain officers of our company are passive investors, owning approximately a 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the three months ended November 30, 2007 and 2006, we recorded $44,325 in expense under this lease.

Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

Depreciation and Amortization expense increased by 15.9%, or $41,252, to $300,503 for the three months ended November 30, 2007, compared to $259,251 for the three months ended November 30, 2006. This increase in depreciation expense is mainly due to the change in the estimated life of the computer equipment purchased during the fiscal year ended August 31, 2007.

Intangible assets at November 30, 2007 and August 31, 2007 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $1,374,024 and $1,228,936, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $145,089 for each of the three months ended November 30, 2007 and 2006.

Operating Income

Operating income increased $2.22 million, or 807.0%, to $2.50 million for the three months ended November 30, 2007, compared to $275,615 for the three months ended November 30, 2006. This increase is attributable to increased revenues and gross profits as discussed in the Total Revenue and Gross Profit sections above.

Interest expense

Interest expense increased by 61.5%, or $128,305, to $337,023 for the three months ended November 30, 2007, compared to $208,718 for the three months ended November 30, 2006. This is mainly due to a higher average balance on our line of credit and revenue growth during three months ended November 30, 2007 as compared to the three months ended November 30, 2006.

Provision for Income Taxes

Income tax expense increased by $859,228, to $934,274 for the three months ended November 30, 2007, compared to $75,046 for the three months ended November 30, 2006. This increase is primarily attributable to $2.07 million increase in income before income taxes in the current quarter compared to the prior quarter. Income tax expense of $75,046 for the three months ended November 30, 2006 included approximately $30,000 non-deductible permanent difference. Without this non-deductible permanent difference our effective tax rate for the three months ended November 30, 2006 was 41.7% compared with 42.8% for the three months ended November 30, 2007.

Recently Issued Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standard Board (“FASB’) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The standard is effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008. On November 14, 2007, the FASB voted for a proposed deferral of a portion of SFAS No. 157. We are currently reviewing the impact, if any, of SFAS No. 157 on our financial statements.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards. The standard is effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008. We are currently reviewing the impact of SFAS No. 159 on our financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51, (“SFAS 160”).” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the Company’s fiscal 2010, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial position.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS 141(R) are effective for our business combinations occurring on or after June 1, 2009.

Liquidity and Capital Resources

Cash at November 30, 2007 of $1.27 million represented a decrease of $980,661 from $2.25 million at August 31, 2007. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit. Borrowings under our line of credit at November 30, 2007 increased to $9.97 million from $5.85 million at August 31, 2007. This increase is line of credit and decrease in cash balance at November 30, 2007 are primarily attributable to revenue growth during this period. As of November 30, 2007, our net working capital was approximately $1.66 million higher than it was at August 31, 2007. The increase in working capital are primarily attributable to net income of $1.24 million for the three months ended November 30, 2007.

In December 2006, the Company and its subsidiaries, Emtec NJ, Emtec LLC, and Emtec Federal (the Company, Emtec NJ, Emtec LLC and Emtec Federal, collectively, the “Borrower”), entered into a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender have been providing the Borrower a revolving credit loan and floor plan loan (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender, minus a $5.0 million reserve. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility.

Borrowings under the Credit Facility will bear interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% (7.00% as of November 30, 2007) for revolving credit loans. Floor plan loans shall not bear interest until the Borrower is in default unless a floor plan loan is unsubsidized; then such floor plan loan will accrue interest once made at the rate agreed to by the parties. Interest on outstanding floor plan loans accrues per annum at the rate of 2.5% in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal.

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

On November 15, 2007, the Lender increased the Credit Facility from $32.0 million to $44.0 million. This temporary increase is available to us through January 2008.

As of November 30, 2007, we had an outstanding balance of $9.97 million under the revolving portion of the Credit Facility and $17.75 million outstanding (included in the Company’s accounts payable) balances plus $782,200 in open approvals under the floor plan portion of the Credit Facility with Lender. Net availability of $74,145 was available under the revolving portion of the Credit Facility and $15.42 million was available under was available under the floor plan portion of the Credit Facility as of November 30, 2007.

On December 6, 2007, the Lender agreed to provide 85% eligibility on certain special pricing rebates receivables, which amounted to additional availability of $6.50 million under the revolving portion of the Credit Facility.

As of November 30, 2007, the Company determined that it was in compliance with its financial covenants with the Lender.

As of November 30, 2007, we had open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $28.5 million with outstanding principal of approximately $11.90 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations, and financial condition.

Capital expenditures of $17,836 during the three months ended November 30, 2007 related primarily to the purchase of computer equipment for internal use. We anticipate our capital expenditures for our fiscal year ending August 31, 2008 will be approximately $600,000, of which approximately $350,000 will be for the upgrade of our organizational computer system and the remaining $250,000 will primarily be for the purchase of computer equipment for internal use and leasehold improvement.

We anticipate that our primary sources of liquidity in fiscal year 2008 will be cash generated from operations, trade vendor credit and cash available to us under our Credit Facility. Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues. Any loss of clients, whether due to price competition or technological advances, will have an adverse affect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Business - Risk Factors” discussed in our Annual Report on Form 10-K for the year ended August 31, 2007.

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

Item 3.  Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at November 30, 2007 was approximately $9.97 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $99,700 annually.

Item 4.  Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated January 14, 2008.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated January 14, 2008.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated January 14, 2008.

Exhibit 32.2 - Section 1350 Certificate of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated January 14, 2008.

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

Date: January 14, 2008