Form 10-Q
period 2008-02-29
EMTEC INC/NJ
filed 2008-04-14
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

  As of April 10, 2008, there were outstanding 14,849,591 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 29, 2008

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2008 (Unaudited)	August 31, 2007
Assets

Current Assets

Cash	$863,830	$2,251,352
Receivables:
Trade, less allowance for doubtful accounts	26,704,561	28,774,286
Others	4,018,483	2,756,815
Inventories, net	812,674	5,021,516
Prepaid expenses	428,940	331,062
Deferred tax asset - current	813,789	653,820

Total current assets	33,642,277	39,788,851

Property and equipment, net	1,048,119	1,308,582
Customer relationships, net	7,142,601	7,432,776
Goodwill	8,978,788	9,014,055
Deferred tax asset - long term	147,930	-
Restricted cash	150,000	150,000
Other assets	161,375	112,505

Total assets	$51,271,090	$57,806,769

Liabilities and Stockholders' Equity

Current Liabilities

Line of credit	$1,001,287	$5,847,494
Accounts payable	24,527,183	26,578,127
Current portion of long term debt - related party	1,276,880	1,280,660
Income taxes payable	7,635	9,255
Accrued liabilities	3,710,575	4,172,008
Due to former stockholders	631,415	631,415
Customer deposits	47,131	183,220
Deferred revenue	1,192,318	1,362,333

Total current liabilities	32,394,424	40,064,512

Deferred tax liability	1,873,358	1,307,155
Accrued liabilities	174,739	-
Long term debt - related party	2,270,894	2,745,514

Total liabilities	36,713,415	44,117,181
Commitments and contingent liabilities
Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized; 17,714,180 and 17,249,875 shares issued and 14,849,591 and 14,385,286, outstanding at February 29, 2008 and August 31, 2007, respectively	177,142	172,499
Additional paid-in capital	20,490,168	20,348,736
Accumulated deficit	(513,588)	(1,235,600)
	20,153,722	19,285,635
Less: treasury stock, at cost, 2,864,589 shares	(5,596,047)	(5,596,047)
Total stockholders' equity	14,557,675	13,689,588
Total liabilities and stockholders' equity	$51,271,090	$57,806,769

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six month ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Revenues	$44,068,502	$41,154,373	$118,708,688	$106,093,516
Cost of revenues	39,097,259	36,802,405	105,092,468	95,682,901
Gross profit	4,971,243	4,351,968	13,616,220	10,410,615

Operating expenses:
Selling, general, and administrative expenses	4,920,946	5,755,872	10,676,389	11,102,828
Management fee – related party	-	58,334	-	145,834
Amended employment agreements and management agreement charges	-	2,329,800	-	2,329,800
Rent expense – related party	89,325	89,325	178,650	178,650
Depreciation and amortization	307,511	291,485	608,014	550,736
Total operating expenses	5,317,782	8,524,816	11,463,053	14,307,848

Operating income (loss)	(346,539)	(4,172,848)	2,153,167	(3,897,233)

Other expense (income):
Interest income – other	(48,888)	(16,965)	(66,663)	(57,915)
Interest expense	315,720	354,880	652,743	563,598
Other	-	(163)	(18)	(413)

Income (loss) before income taxes	(613,371)	(4,510,600)	1,567,105	(4,402,503)
Provision (benefit) for income taxes	(221,993)	(1,814,856)	712,281	$(1,739,810)
Net income (loss)	$(391,378)	$(2,695,744)	$854,824	(2,662,693)

Net (loss) income per common share
Basic and Diluted	$(0.03)	$(0.19)	$0.06	$(0.19)

Weighted Average Shares Outstanding
Basic	14,519,049	14,385,286	14,519,049	14,385,286

Diluted	14,519,049	14,385,286	14,594,685	14,385,286

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended
	February 29, 2008	February 28, 2007
Cash Flows From Operating Activities
Net income (loss)	$854,824	$(2,662,693)

Adjustments to Reconcile Net Income (loss) to Net Cash Provided By (Used In) Operating Activities
Depreciation and amortization	608,014	550,736
Deferred income tax expense (benefit)	499,606	(1,752,717)
Stock-based compensation	146,075	190,122
Amended employment agreements and management agreement charges	-	2,329,800

Changes In Operating Assets and Liabilities
Receivables	1,149,222	2,225,793
Inventories	4,208,842	(692,887)
Prepaid expenses and other assets	(146,748)	(262,169)
Accounts payable	(2,050,944)	(4,383,950)
Deferred revenue	(170,015)	(84,806)
Customer deposits	(136,089)	(637,498)
Income taxes payable	(1,620)	(15,267)
Accrued liabilities	(966,709)	(759,015)
Deferred compensation	-	(272,332)
Net Cash Provided By (Used In) Operating Activities	3,994,458	(6,226,883)

Cash Flows From Investing Activities
Purchases of property and equipment	(57,373)	(438,095)
Net Cash Used In Investing Activities	(57,373)	(438,095)

Cash Flows From Financing Activities
Net increase (decrease) in line of credit	(4,846,207)	7,505,597
Repayment of debt	(478,400)	(640,961)
Net Cash (Used In) Provided By Financing Activities	(5,324,607)	6,864,636

Net (decrease) increase in Cash	(1,387,522)	199,658
Beginning Cash	2,251,352	917,683
Ending Cash	$863,830	$1,117,341
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$922,050	$35,349
Interest	511,552	372,414

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. General

Description of Business

Emtec, Inc. (the “Company”) is an information technology (“IT”) company, providing consulting, services and products to commercial, federal, education, state and local clients. The Company’s areas of specific practices include communications, data management, enterprise computing, managed services, storage and data center planning and development. The Company’s client base is comprised of departments of the United States Federal Government, U.S. state and local governments, schools and commercial businesses throughout the United States. The most significant portion of the Company’s revenue is derived from activities as a reseller of IT products, such as workstations, servers, microcomputers, and application software and networking and communications equipment.

The Company considers all of its operating activity to be generated from a single operating segment.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Emtec, Inc. a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), and Emtec Global Services LLC (“EGS”). Significant intercompany account balances and transactions have been eliminated in consolidation. The accounts of the Company’s wholly owned subsidiary Luceo, Inc. (“Luceo”) are not included in the consolidated financial statements because the Company acquired all of the outstanding stock of Luceo after the end of the period covered by this report.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to current presentations.

Earnings Per Share

Basic earnings (loss) per share amounts are computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

Diluted earnings per share amounts are similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as of the end of the period. The assumed conversion of options and warrants resulted in 75,636 additional dilutive shares for the six months ended February 29, 2008. Diluted shares consisting of stock options, restricted stock awards and warrants totaling to 122,944, 20,789 and 45,792 shares were not included in the calculation of diluted net loss per share for the three months ended February 29, 2008, February 28, 2007 and six months ended February 28, 2007, respectively. In addition, outstanding stock warrants to purchase 1,649,955 and 1,598,365 common shares as of and for the periods ended February 29, 2008 and February 28, 2007, respectively, were also not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Income Taxes

On September 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

As a result of the implementation of FIN 48 on September 1, 2007, the Company recorded a liability for unrecognized tax obligations of $539,580. In accordance with FIN 48, the cumulative effect of the change in accounting principle was required to be treated as an adjustment to opening retained earnings. The Company’s adoption of FIN 48 resulted in a decrease in retained earnings of $132,812.

Subsequent to the initial adoption of FIN 48, our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of income. During the three and six months ended February 29, 2008, the Company recorded interest associated with uncertain tax positions in the amount of $13,074 and $24,179, respectively, as an increase to current income tax expense.

The total liability for unrecognized tax obligations was $539,580 as of February 29, 2008 and, as noted below, primarily related uncertain tax obligations related to an ongoing IRS tax audit. Of this amount, $52,234 would benefit our tax provision if realized. The remainder would not affect the provision, would be adjusted against either deferred tax assets or goodwill based on the nature of its origin.

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

Under the provisions of the merger agreement executed in connection with its acquisition of Westwood, some of the potential liability recorded in connection with the dispute with the IRS is subject to indemnification coverage by the former owners of Westwood. As of February 29, 2008, the Company recorded a $341,165 other receivable on the balance sheet to record this potential recovery under the indemnification provisions. The accounting effect of recording the $341,165 other receivable was to decrease goodwill by $341,165.

We conduct business nationally and, as a result, file income tax returns in the U.S federal jurisdiction and various state and local jurisdictions. With few exceptions, we are no longer subject to federal, state or local income tax examinations for tax returns filed for fiscal years 2002 and prior.

3. Stock Options, Non-Vested Shares and Warrants

Stock Options

The Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the stockholders on May 8, 2006. The 2006 Plan authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,400,000 shares of its common stock for issuance under the 2006 Plan at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of stockholders owning more than 10% of the Company’s common stock). Options under the 2006 Plan have terms from 7 to 10 years and vest from immediately through a term of 4 years.

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

A summary of stock options for the six months ended February 29, 2008 is as follows:

		Weighted Average	Weighted Average	Aggregate
For the Six Months Ended February 29, 2008	Shares	Exercise Price	Remaining Term	Intrinsic Value
Options Outstanding -September 1, 2007	396,500	$1.22
Options Granted	32,500	$0.68
Options Exercised	-
Options Forfeited or Expired	(10,000)	$1.31

Options Outstanding -February 29, 2008	419,000	$1.18	6.55 years	$3,800

Options Exercisable -February 29, 2008	156,625	$1.19	7.58 years	$3,800

The following assumptions were used to value options during the three months and six months ended February 29, 2008:

	Three Months Ended	Six Months Ended
	February 29, 2008	February 29, 2008

Weighted-Average Fair Value	$0.61	$0.53

Assumptions
Expected Volatility	101%	101%
Expected Term	4.75 years	4.87 years
Expected Forfeiture Rate	0%	0%
Dividend Yield	0%	0%
Risk-Free Interest Rate	3.34%	3.27%

Nonvested Stock (Restricted Stock)

During the fiscal year ended August 31, 2007, the Company granted 459,224 shares of nonvested (restricted) stock to certain members of senior management and employees. These nonvested shares vest equally over 4 years. During the three months ended February 29, 2008, the Company granted 10,331 shares of stock to a member of senior management team. The fair value of these shares was determined based upon the quoted closing price of the Company’s stock on the Over-the-Counter Bulletin Board on the grant date.

A summary of nonvested (restricted) shares for the six months ended February 29, 2008 is as follows:

For the Six Months Ended February 29, 2008	Shares	Weighted Average Grant Date Fair Value
Nonvested - September 1, 2007	456,974	$1.25
Granted	10,331	$1.21
Vested	(133,763)
Forfeited	(3,000)	$1.44

Nonvested -February 29, 2008	330,542	$1.24
Vested -February 29, 2008	133,763	$1.26

Stock-Based Compensation - Stock Options and Nonvested (Restricted) Stock

Stock-based compensation costs related to the 2006 Plan totaled $78,723 and $146,075 during the three months and six months ended February 29, 2008, respectively. As of February 29, 2008, the Company had recognized a total of $573,112 in compensation cost and had $362,929 of unrecognized compensation cost related to these instruments. The cost is expected to be recognized over a weighted-average period of 4 years.

Warrants

On August 5, 2005, the Company issued certain stockholders stock warrants that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of the total issued and outstanding shares of the Company’s common stock, measured on a post-exercise basis, at any date during the 5-year term of the warrants, which ends August 5, 2010.  The aggregate exercise price of these warrants is fixed at $3,695,752.  The exercise price per warrant will vary based upon the number of shares issuable under the warrants.  The number of shares issuable under the warrants totaled 1,649,955 and 1,598,365 shares, with an exercise price of $2.24 and $2.31 per share, as of February 29, 2008 and February 28, 2007, respectively. The outstanding stock warrants were anti-dilutive for the six months ended February 29, 2008 and February 28, 2007, because the exercise price was greater than the average market price of the Company’s common shares over such six month periods.

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

Borrowings under the Credit Facility bear interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% (6.75% as of February 29, 2008) for revolving credit loans. Floor plan loans do not bear interest until the Borrower is in default, unless a floorplan loan is unsubsidized, then, such floor plan loan will accrue interest once made, at the rate agreed to by the parties. Interest on outstanding floor plan loans accrues at the rate of 2.5% per annum in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal (9.75% as of February 29, 2008).

To secure the payment of the obligations under the Credit Facility, the Borrower granted the Lender a security interest in all of Borrower’s assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letters of credit rights, and all judgments, claims and insurance policies.

The Company had balances of approximately $1.0 million and $5.85 million outstanding under the revolving portion of the Credit Facility, and balances of $11.88 million and $2.63 million (included in the Company’s accounts payable) outstanding plus $524,400 and $1.80 million in open approvals under the floor plan portion of the Credit Facility with the Lender at February 29, 2008 and August 31, 2007, respectively. Net availability of $2.56 million and $8.78 million was available under the revolving portion of the Credit Facility, and $16.04 million and $12.95 million was available under the floor plan portion of the Credit Facility, as of February 29, 2008 and August 31, 2007, respectively.

As of February 29, 2008, the Company determined that it was in compliance with its financial covenants with the Lender.

5. Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, are comprised of the following:

	For the Three Months Ended
	February 29, 2008	% of Total	February 28, 2007	% of Total
Departments of the United States
Government	$26,482,919	60.1%	$21,351,697	51.9%
State and Local Governments	2,262,595	5.1%	3,243,055	7.9%
Commercial Companies	11,387,333	25.8%	12,951,877	31.5%
Education and other	3,935,654	8.9%	3,607,744	8.8%
Total Revenues	$44,068,502	100.0%	$41,154,373	100.0%

	For the Six Months Ended
	February 29, 2008	% of Total	February 28, 2007	% of Total
Departments of the United States
Government	$74,853,433	63.1%	$67,513,193	63.6%
State and Local Governments	5,980,610	5.0%	6,768,340	6.4%
Commercial Companies	24,469,810	20.6%	24,064,034	22.7%
Education and other	13,404,835	11.3%	7,747,949	7.3%
Total Revenues	$118,708,688	100.0%	$106,093,516	100.0%

The Department of the Air Force, one of the departments of the United States Government accounted for approximately $14 million or 31.8%, and $15.07 million or 12.7% of the Company’s total revenues for the three and six months ended February 29, 2008. The same customer accounted for approximately $197,000 or 0.5% and $1.78 million or 1.7% of the Company’s total revenue for the three and six months ended February 28, 2007.

The Company reviews a customer's credit history before extending credit. The Company does not require collateral or other security to support credit sales. The Company provides for an allowance for doubtful accounts based on the credit risk of specific customers, historical experience and other identified risks. Trade receivables are carried at original invoice less an estimate made for doubtful receivables based on review by management of all outstanding amounts on a periodic basis. Trade receivables are considered delinquent when payment is not received within standard terms of sale, and are trade receivables charged-off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases its collection efforts.

The trade account receivables consist of the following:

	February 29,	August 31,
	2008	2007
Trade receivables	$27,095,697	$29,165,423
Allowance for doubtful accounts	$(391,137)	$(391,137)
Trade receivables, net	$26,704,561	$28,774,286

6. Accrued Liabilities

Current accrued liabilities consisted of the following:

	February 29, 2008	August 31, 2007
Accrued payroll	$760,326	$934,517
Accrued commissions	522,053	507,317
Accrued state sales taxes	665,983	286,158
Accrued third party service fees	60,178	115,776
Other accrued expenses	1,702,034	2,328,240
	$3,710,575	$4,172,008

Long-term accrued liabilities consisted of $174,739 in unrecognized tax obligations recorded as a result of the implementation of FIN 48 on September 1, 2007.

7. Accumulated deficit

Accumulated deficit roll-forward for the six months ended February 29, 2008 consists of the following:

Accumulated
Deficit
Balance at August 31, 2007	$(1,235,600)
Adoption of FIN 48 -September 1, 2007	(132,812)
( see footnote 2 Income Taxes)
Net income for six months ended February 29, 2008	854,824
Balance at February 29, 2008	$(513,588)

8. Related Party Transactions

The Company recorded a monthly management fee of approximately $29,166, pursuant to the Management Services Agreement (the “Management Services Agreement”) between DARR Global Holdings, Inc. (“DARR Global”) and Westwood, dated April 16, 2004 through January 31, 2007. On February 5, 2007, in connection with the issuance of the promissory note to DARR Global, Westwood and DARR Global terminated the Management Services Agreement. DARR Global is a management consulting company 100% owned by the Company’s Chairman and Chief Executive Officer. For the three and six months ended February 28, 2007, the Company recorded $58,334 and $145,834, respectively, for this management fee in the accompanying consolidated statements of operations.

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by officers of the Company. Rent expense was $90,000 for each of the six months ended February 29, 2008 and February 28, 2007, respectively. The facilities consist of office and warehouse space totaling 42,480 square feet, located in Springfield, New Jersey. Management believes the lease payments are at or below market rate for similar facilities.

The Company is occupying approximately 21,000 square feet of office and warehouse space in a 70,000- square-foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which certain officers of the Company are passive investors, owning approximately 20% of the equity interest. The lease term is for 5 years, with monthly base rent of $12,500. During each of the six months ended February 29, 2008 and February 28, 2007, the Company recorded expense under this lease totaling to $88,650.

9. Amended Employment Agreements and Management Agreement Charges

On February 5, 2007, in connection with the amended and restated employment agreements with Keith Grabel and Mary Margaret Grabel, and in connection with the termination of the Management Services Agreement, Westwood issued subordinated promissory notes to Mr. Grabel, Mrs. Grabel and DARR Global in the principal amount of $671,300, $655,600, and $1,002,900, respectively. The total principal amount of these notes, equaling $2,329,800, has been recorded as amended employment agreement and management agreement charges on the consolidated statements of operations for the three months ended February 28, 2007.

10. Subsequent Events

On March 20, 2008, EGS, a wholly-owned subsidiary of the Company, Luceo and Sivapatham Natarajan (“Mr. Natarajan”) entered into a Stock Purchase Agreement, pursuant to which EGS agreed to acquire all of the outstanding stock of Luceo from Mr. Natarajan for approximately $3.7 million plus the assumption of certain liabilities. The purchase price consists of (i) cash at closing in an aggregate amount equal to $1,795,000; (ii) a subordinated promissory note in a principal amount of $820,000 which is payable in two equal installments of $410,000 each on the 12 month and 18 month anniversaries of the closing and (iii) contingent payments of additional cash consideration each year for the next three years on the anniversary of the closing if certain performance goals are met. The purchase price may be reduced pursuant to a post-closing working capital adjustment. The acquisition was funded through borrowings under the Credit Facility with the Lender. The Lender consented to this transaction.

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

Overview of Emtec

We are an IT company, providing consulting, services and products to commercial, U.S. Federal Government, education, U.S. state and local clients. Our services and products address the technology needs of our clients including communications, data management, enterprise computing, managed services, storage and data center planning and development. Our solutions are crafted to enable our clients to become more efficient and effective, thereby making them more profitable and giving them a competitive advantage. To date, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively endeavoring to increase the portion of our revenues that are derived from IT services.

Our primary business objective is to become a leading single-source provider of high quality and innovative IT consulting, services and products. Through our strategic partners, we have an expanded array of products and technology solutions to offer our clients.

Recent Events

On March 20, 2008, Emtec acquired through our subsidiary Emtec Global Services LLC, all of the outstanding stock of Luceo, Inc. headquartered in Naperville, IL, for approximately $3.7 million plus the assumption of certain liabilities. The purchase price consists of (i) cash at closing in an aggregate amount equal to $1,795,000; (ii) a subordinated promissory note in a principal amount of $820,000 which is payable in two equal installments of $410,000 each on the 12 month and 18 month anniversaries of the closing and (iii) contingent payments of additional cash consideration each year for the next three years on the anniversary of the closing if certain performance goals are met. The purchase price may be reduced pursuant to a post-closing working capital adjustment. The acquisition was funded through borrowings under the Credit Facility with the Lender.

Results of Operations

Comparison of Three Months Ended February 29, 2008 and February 28, 2007

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the three months ended February 29, 2008 and February 28, 2007.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended

	February 29,	February 28,
	2008	2007	Change	%
Revenues	$44,068,502	$41,154,373	$2,914,129	7.1%
Cost of revenues	39,097,259	36,802,405	2,294,854	6.2%
Gross profit	4,971,243	4,351,968	619,275	14.2%
Percent of revenues	11.3%	10.6%

Operating expenses:
Selling, general, and administrative expenses	4,920,946	5,755,872	(834,926)	-14.5%
Management fee – related party	-	58,334	(58,334)	-100.0%
Amended employment agreements and management agreement charges	-	2,329,800	(2,329,800)	-100.0%
Rent expense – related party	89,325	89,325	-	0.0%
Depreciation and amortization	307,511	291,485	16,026	5.5%
Total operating expenses	5,317,782	8,524,816	(3,207,034)	-37.6%
Pecent of revenues	12.1%	20.7%

Operating loss	(346,539)	(4,172,848)	3,826,309	91.7%
Percent of revenues	-0.8%	-10.1%

Other expense (income):
Interest income – other	(48,888)	(16,965)	(31,923)	188.2%
Interest expense	315,720	354,880	(39,160)	-11.0%
Other	-	(163)	163	N/A

Loss before income taxes	(613,371)	(4,510,600)	3,897,229	86.4%
Provision (benefit) for income taxes	(221,993)	(1,814,856)	1,592,863	87.8%
Net loss	$(391,378)	$(2,695,744)	$2,304,366	85.5%
Percent of revenues	-0.9%	-6.6%

Total Revenues

Our revenues, by client types, are comprised of the following:
	For the Three Months Ended
	February 29, 2008	% of Total	February 28, 2007	% of Total
Departments of the United States
Government	$26,482,919	60.1%	$21,351,697	51.9%
State and Local Governments	2,262,595	5.1%	3,243,055	7.9%
Commercial Companies	11,387,333	25.8%	12,951,877	31.5%
Education and other	3,935,654	8.9%	3,607,744	8.8%
Total Revenues	$44,068,502	100.0%	$41,154,373	100.0%

Total revenues increased $2.91 million, or 7.1%, to $44.07 million for the three months ended February 29, 2008, compared to $41.15 million for the three months ended February 28, 2007. This increase is primarily attributable to an increase in our revenues from Departments of the United States Government.

During the three months ended February 29, 2008 and February 28, 2007, U.S. governmental department and agency related revenues represented approximately 60.1% and 51.9% of total revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce, and the General Service Administration. Revenues from various civilian and military U.S. governmental departments and agencies increased by approximately $5.1 million during the three months ended February 29, 2008 compared with the three months ended February 28, 2007. This is primarily attributable to a large computer hardware sale to the Department of the Air Force of approximately $14.0 million during the quarter ended February 29, 2008. The same customer accounted for approximately $197,000 in revenues during the three months ended February 28, 2007.

We expect that federal government business revenues will continue to represent a large portion of our total revenues as we continue to strive to penetrate wider and deeper into various civilian and military agencies. We have broadened the number of multi-year contracts in which we are participating, and in fiscal 2007 we were one of nine awardees of a U.S. Army contract that contemplates the awardees participating in government purchases that may approximate $5.0 billion in the aggregate for all the awardees over 10 years. Additionally, in fiscal 2007, we were awarded a NASA SEWP IV contract under which we will be able to participate in possible government purchases of IT products and associated services, and we continue to bid on new contracts. The federal business typically experiences increased activity during the months of August through November.

The state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies in the State of New Jersey.

Revenues from various commercial clients decreased by approximately $1.56 million during the three months ended February 29, 2008, compared with the three months ended February 28, 2007. This decrease is mainly due to a decrease in our ordinary course business with various commercial clients. There is a solid well-established client base to build upon as we expand our product and service offerings to existing clients as well as develop new relationships.

During the three months ended February 29, 2008, revenues from our education business increased by approximately $327,000 compared with the three months ended February 28, 2007. This increase is mainly attributable to a slight increase in our ordinary course business with various school districts.

We have historically not been adversely affected by inflation; technological advances and competition within the IT industry have generally caused the prices of the products we sell to decline, and product life-cycles tend to be short. These factors require that our growth in unit sales exceed any declines in prices in order for us to increase our net sales.

Gross Profit

Aggregate gross profit increased $619,275, or 14.2%, to $4.97 million for the three months ended February 29, 2008 as compared to $4.35 million for the three months ended February 28, 2007. This increase is primarily attributable to an increase in revenues as discussed in the Total Revenues section and an increase in our services gross profit attributable to higher utilization of our engineers during the three months ended February 29, 2008 compared with three months ended February 28, 2007.

Measured as a percentage of revenues, our gross profit margin increased to 11.3% of total revenues for the three months ended February 29, 2008 from 10.6% for the three months ended February 28, 2007. This increase is primarily attributable to pricing strategies, volume incentive rebates received, the mix of product and services sold, the mix of client type and higher utilization of our technical engineers during this period.

Factors that may affect gross profits in the future include changes in product margins, volume incentive rebates and other incentives offered by various manufacturers, changes in technical employee utilization rates, the mix of products and services sold, the mix of client type and the decision to aggressively price certain products and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $834,926, or 14.5% to $4.92 million for the three months ended February 28, 2008, compared to $5.76 million for the three months ended February 28, 2007. This decrease in selling, general and administrative expenses for the three months ended February 29, 2008 is primarily attributable to following: merger and acquisition related costs expensed during the three months ended February 29, 2008 were approximately $100,000 compared with $678,116 incurred during the three months ended February 28, 2007; stock compensation expense related to the issuance of stock options and non-vested stock which was $78,723 for the three months ended February 29, 2008 compared with $109,281 for the three months ended February 28, 2007; severance costs of approximately $150,000 which were incurred during the three months ended February 28, 2007; and office consolidation costs of approximately $125,000 which were incurred during three months February 28, 2007.

Factors that may in the future have a negative impact on our selling, general and administrative costs include costs associated with marketing and selling activities, potential merger and acquisition related costs, technological improvement costs, compliance costs associated with SEC rules and increases in our insurance costs.

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

Rent Expense-Related Party

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by certain directors and officers and related family members of the Company. The lease term is through April 2009 with monthly base rent of $15,000. During the three months ended February 29, 2008 and February 28, 2007, we recorded $45,000 in expense under this lease.

We also occupy approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA. This space is leased from a limited liability company in which certain officers of our company are passive investors, owning approximately a 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the three months ended February 29, 2008 and February 28, 2007, we recorded $44,325 in expense under this lease.

Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

Depreciation and Amortization expense increased by 5.5%, or $16,026, to $307,511 for the three months ended February 29, 2008, compared to $291,485 for the three months ended February 28, 2007. This increase in depreciation expense is mainly due to depreciation expense associated with computer equipment purchased during the fiscal year ended August 31, 2007.

Intangible assets at February 29, 2008 and August 31, 2007 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $1,519,111 and $1,228,936, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $145,087 for each of the three months ended February 29, 2008 and February 28, 2007.

Operating Loss

Operating loss for the three months ended February 29, 2008 decreased by 91.7%, or $3.83 million, to $346,539, compared to $4.17 million for the three months ended February 28, 2007. This decrease in operating loss is primarily attributable to reasons discussed in the sections above including increased revenues; increased gross profit; decreased selling, general and administrative expenses; and the charges incurred as a result of the amended employment agreements and management agreement entered into during the three months ended February 28, 2007.

Interest expense

Interest expense decreased by 11.0%, or $39,160, to $315,720 for the three months ended February 29, 2008, compared to $354,880 for the three months ended February 28, 2007. This is primarily attributable to lower average balance on our line of credit during three months ended February 29, 2008 as compared to the three months ended February 28, 2007. This is a result of higher operating income during the last three quarters than prior periods, which was used in part to reduce the balance on our line of credit.

Provision for Income Taxes

We recorded an income tax benefit of $221,993 for the three months ended February 29, 2008 as compared to an income tax benefit of $1.81 million for the three months ended February 28, 2007.  The effective tax benefit rate was 36% for the three months ended February 29, 2008 versus 40% for the three months ended February 28, 2007. The decrease in the tax benefit rate was primarily the result of FIN 48 interest expense recorded in the current period classified as income taxes, a tax benefit shortfall from stock compensation grants in the current period that reduced the income tax benefit and the effect of permanent differences between our financial statements and income tax returns.

Comparison of Six Months Ended February 29, 2008 and February 28, 2007

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the six months ended February 29, 2008 and February 28, 2007.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	February 29,	February 28,
	2008	2007	Change	%
Revenues	$118,708,688	$106,093,516	$12,615,172	11.9%
Cost of revenues	105,092,468	95,682,901	9,409,567	9.8%
Gross profit	13,616,220	10,410,615	3,205,605	30.8%
Percent of revenues	11.5%	9.8%

Operating expenses:
Selling, general, and administrative expenses	10,676,389	11,102,828	(426,439)	-3.8%
Management fee – related party	-	145,834	(145,834)	-100.0%
Amended employment agreements and management agreement charges	-	2,329,800	(2,329,800)	-100.0%
Rent expense – related party	178,650	178,650	-	0.0%
Depreciation and amortization	608,014	550,736	57,278	10.4%
Total operating expenses	11,463,053	14,307,848	(2,844,795)	-19.9%
Pecent of revenues	9.7%	13.5%

Operating income (loss)	2,153,167	(3,897,233)	6,050,400	155.2%
Percent of revenues			1.8%	-3.7%

Other expense (income):
Interest income – other	(66,663)	(57,915)	(8,748)	15.1%
Interest expense	652,743	563,598	89,145	15.8%
Other	(18)	(413)	395	N/A

Income (loss) before income taxes	1,567,105	(4,402,503)	5,969,608	135.6%
Provision (benefit) for income taxes	712,281	(1,739,810)	2,452,091	-140.9%
Net income (loss)	$854,824	$(2,662,693)	$3,517,517	132.1%
Percent of revenues	0.7%	-2.5%

Total Revenues

Our revenues, by client types, are comprised of the following:

	For the Six Months Ended
	February 29, 2008	% of Total	February 28, 2007	% of Total
Departments of the United States Government	$74,853,433	63.1%	$67,513,193	63.6%
State and Local Governments	5,980,610	5.0%	6,768,340	6.4%
Commercial Companies	24,469,810	20.6%	24,064,034	22.7%
Education and other	13,404,835	11.3%	7,747,949	7.3%
Total Revenues	$118,708,688	100.0%	$106,093,516	100.0%

Total revenues increased $12.62 million, or 11.9%, to $118.71 million for the six months ended February 29, 2008, compared to $106.09 million for the six months ended February 28, 2007. This increase is primarily attributable to an overall increase in our customers’ IT spending particularly with Departments of the United States Government and education business

During the six months ended February 29, 2008 and February 28, 2007, U.S. governmental department and agency related revenues represented approximately 63.1% and 63.6% of total revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce, and the General Service Administration. Revenues from various civilian and military U.S. governmental departments and agencies increased by approximately $7.34 million during the six months ended February 29, 2008 compared with the six months ended February 28, 2007. This is primarily attributable to a large computer hardware sale to the Department of the Air Force of approximately $15.1 million and Federal Bureau of Prisons of approximately $11.0 million during the six months ended February 29, 2008. The same customers Department of the Air Force and Federal Bureau of Prisons accounted for approximately $1.8 million and $140,000, respectively, for the six months ended February 28, 2007.

We expect that federal government business revenues will continue to represent a large portion of our total revenues as we continue to strive to penetrate wider and deeper into various civilian and military agencies. We have broadened the number of multi-year contracts in which we are participating, and in fiscal 2007 we were one of nine awardees of a U.S. Army contract that contemplates the awardees participating in government purchases that may approximate $5.0 billion in the aggregate for all of the awardees over 10 years. Additionally, in fiscal 2007, we were awarded a NASA SEWP IV contract under which we will be able to participate in possible government purchases of IT products and associated services and we continue to bid on new contracts. The federal business typically experiences increased activity during the months of August through November.

The state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies in the State of New Jersey.

Revenues from various commercial customers increased by approximately $405,000 during the six months ended February 29, 2008 compared with the six months ended February 28, 2007. This increase is primarily attributable to an overall increase in our commercial customers’ IT spending during this period.

During the six months ended February 29, 2008, revenues from our education business increased to approximately $13.40 million from $7.75 million for the six months ended February 28, 2007. This increase was primarily attributable to various computer roll-out projects we began to implement in May 2007 which were completed during the quarter ended November 30, 2007.

Gross Profit

Aggregate gross profit increased $3.21 million, or 30.8%, to $13.62 million for the six months ended February 29, 2008 as compared to $10.41 million for the six months ended February 28, 2007. This increase is primarily attributable to an increase in revenues as discussed in the Total Revenues section, an increase in our services gross profit attributable to higher utilization of our engineers, various computer roll-out projects in our education business, which we completed during this period and various volume incentive rebates, and other incentives offered by certain manufacturers. We received approximately $600,000 in additional various volume incentive rebates during the six months ended February 29, 2008 compared with the six months ended February 28, 2007. We also receive special pricing rebates from various manufacturers, which are reflected in gross profit but do not directly correlate to overall gross profit. The application of the special pricing rebates to gross profit is also impacted by the price to a customer, the cost to purchase the product and the size of the applicable special pricing rebate.

Measured as a percentage of revenues, our gross profit margin increased to 11.5% of total revenues for the six months ended February 29, 2008 from 9.8% for the six months ended February 28, 2007. This increase is primarily attributable to pricing strategies, volume incentive rebates received, the mix of product and services sold, the mix of client type and higher utilization of our technical engineers during this period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $426,439, or 3.8% to $10.68 million for the six months ended February 29, 2008, compared to $11.10 million for the six months ended February 28, 2007. This decrease in selling, general and administrative expenses for the six months ended February 29, 2008 is primarily attributable to following: merger and acquisition related costs expensed during the six months ended February 29, 2008 which were approximately $101,000 compared with $678,116 incurred during the six months ended February 28, 2007; stock compensation expense related to the issuance of stock options and non-vested stock which was $146,075 for the six months ended February 29, 2008 compared with $190,122 for the six months ended February 28, 2007; severance costs of approximately $210,000 which were incurred during the six months ended February 28, 2007; and office consolidation costs of approximately $125,000 which were incurred during the six months February 28, 2007.

Excluding the above listed decreases, our selling, general and administrative expenses would have increased by approximately $529,000 for the six month ended February 29, 2008 compared with the six months ended February 28, 2007. This increase is mainly due to an increase in sales commission expense by approximately $370,000, which is directly related to the increase in gross profit as discussed in the Gross Profit section. The reminder of the increase is mainly due various marketing initiatives launched during this period.

Management Fee-Related Party

The Management Services Agreement was terminated on February 5, 2007. Under the terms of the agreement, DARR Global Holdings, Inc. (“DARR Global”), a related party, charged the Company a monthly management fee of $29,167.

Rent Expense-Related Party

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by certain directors and officers and related family members of the Company. The lease term is through April 2009 with monthly base rent of $15,000. During the six months ended February 29, 2008 and February 28, 2007, we recorded $90,000 in expense under this lease.

We also occupy approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA. This space is leased from a limited liability company in which certain officers of our company are passive investors, owning approximately a 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the six months ended February 29, 2008 and February 28, 2007, we recorded $88,650 in expense under this lease.

Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

Depreciation and Amortization expense increased by 10.4%, or $57,278, to $608,014 for the six months ended February 29, 2008, compared to $550,736 for the six months ended February 28, 2007. This increase in depreciation expense is mainly due to a change in the estimated life of the computer equipment purchased during the fiscal year ended August 31, 2007.

Intangible assets at February 29, 2008 and August 31, 2007 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $1,519,111 and $1,228,936, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense was $290,175 for each of the six months ended February 29, 2008 and February 28, 2007.

Operating Income

Operating income increased $6.06 million, to $2.15 million for the six months ended February 29, 2008, compared to operating loss of $3.90 million for the six months ended February 28, 2007. This increase in operating income is primarily attributable to reasons discussed in the sections above including increased revenues; increased gross profit; decreased selling, general and administrative expenses; and the non-recurrence of charges incurred as a result of the amended employment agreements and management agreement entered into during the three months ended February 28, 2007.

Interest expense

Interest expense increased by 15.8%, or $89,145, to $652,743 for the six months ended February 29, 2008, compared to $563,598 for the six months ended February 28, 2007. This is mainly due to a higher average balance on our line of credit as a result of increased business activity during six months ended February 29, 2008 as compared to the six months ended February 28, 2007.

Provision for Income Taxes

We recorded an income tax expense of $712,281 during the six months ended February 29, 2008 as compared to income tax benefit of $1.74 million for the six months ended February 28, 2007.  The effective tax rate was 46% for the six months ended February 29, 2008 versus an effective tax benefit rate of 40% for the six months ended February 28, 2007. The higher current tax rate was primarily the result of FIN 48 interest expense recorded in the current period classified as income taxes, a tax benefit shortfall from stock compensation grants in the current period that increased income tax expense and the effect of permanent differences between our financial statements and income tax returns.

Recently Issued Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standard Board (“FASB’) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The standard is effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008. On November 14, 2007, the FASB voted for a proposed deferral of a portion of SFAS No. 157. The Company does not expect adoption of SFAS No. 157 to have a material impact on its financial statements.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards. The standard is effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008. The Company is currently reviewing the impact of SFAS No. 159 on our financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51, (“SFAS 160”).” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the Company’s fiscal 2010, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. The Company does not expect that the adoption of this pronouncement will have any effect on its financial statements since all of its current subsidiaries are wholly owned.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquire. The provisions of SFAS 141(R) are effective for our business combinations occurring on or after June 1, 2009.

Liquidity and Capital Resources

Cash at February 29, 2008 of $863,830 represented a decrease of $1.39 million from $2.25 million at August 31, 2007. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit. Borrowings under our line of credit at February 29, 2008 decreased to approximately $1.00 million from $5.85 million at August 31, 2007. As of February 29, 2008, our net working capital (defined as the excess of our current assets over our current liabilities) was approximately $1.52 million higher than it was at August 31, 2007. The increase in working capital is primarily attributable to our positive operating income for the six months ended February 29, 2008.

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

Borrowings under the Credit Facility bear interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% (6.75% as of February 29, 2008) for revolving credit loans. Floor plan loans will not bear interest until the Borrower is in default unless a floor plan loan is unsubsidized; then such floor plan loan will accrue interest once made at the rate agreed to by the parties. Interest on outstanding floor plan loans accrues per annum at the rate of 2.5% in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal (9.75% as of February 29, 2008).

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

On November 15, 2007, the Lender increased the Credit Facility from $32.0 million to $44.0 million. This temporary increase was available to us through January 2008.

As of February 29, 2008, we had an outstanding balance of $1.00 million under the revolving portion of the Credit Facility and $11.88 million of outstanding (included in the Company’s accounts payable) balances plus $524,400 in open approvals under the floor plan portion of the Credit Facility with Lender. As of February 29, 2008, we had net availability of $2.56 million under the revolving portion of the Credit Facility and net availability of $16.04 million under the floor plan portion of the Credit Facility.

As of February 29, 2008, the Company determined that it was in compliance with its financial covenants with the Lender.

As of February 29, 2008, we had open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $27.2 million with outstanding principal of approximately $9.30 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations, and financial condition.

Capital expenditures of $57,373 during the six months ended February 29, 2008 related primarily to the purchase of computer equipment for internal use. We anticipate our capital expenditures for our fiscal year ending August 31, 2008 will be approximately $600,000, of which approximately $350,000 will be for the upgrade of our organizational computer system and the remaining $250,000 will primarily be for the purchase of computer equipment for internal use and leasehold improvement.

On March 20, 2008, EGS, a wholly-owned subsidiary of the Company, Luceo and Mr. Natarajan entered into a Stock Purchase Agreement, pursuant to which EGS agreed to acquire all of the outstanding stock of Luceo from Mr. Natarajan for approximately $3.7 million plus the assumption of certain liabilities. The purchase price consists of (i) cash at closing in an aggregate amount equal to $1,795,000; (ii) a subordinated promissory note in a principal amount of $820,000 which is payable in two equal installments of $410,000 each on the 12 month and 18 month anniversaries of the closing and (iii) contingent payments of additional cash consideration each year for the next three years on the anniversary of the closing if certain performance goals are met. The purchase price may be reduced pursuant to a post-closing working capital adjustment. The acquisition was funded through borrowings under the Credit Facility with the Lender.

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

Intangible assets at February 29, 2008 and August 31, 2007 consisted of the value ascribed to customer relationships. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Item 3.  Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at February 29, 2008 was approximately $1.0 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $10,000 annually.

Item 4T.  Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 29, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a vote by Securities Holders

The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on January 29, 2008. There were present at the Meeting in person or by proxy shareholders holding an aggregate of 13,317,085 shares of Common Stock of a total number of 14,839,260 shares of Common Stock outstanding and entitled to vote at the Meeting.

1.	Election of Directors.

The following director was elected as a Class B director.

NOMINEE	FOR	AGAINST	ABSTENSIONS
Keith Grabel	13,298,604	-	18,481

2.
The stockholders ratified the appointment of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the fiscal year ending August 31, 2008 by the vote set forth below:

FOR	AGAINST	ABSTENSIONS
13,289,749	6,850	20,486

Item 6.  Exhibits

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated April 14, 2008.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated April 14, 2008.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated April 14, 2008.

Exhibit 32.2 - Section 1350 Certificate of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated April 14, 2008.

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

Date: April 14, 2008