Form 10-Q
period 2008-05-31
EMTEC INC/NJ
filed 2008-07-14
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (see the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 10, 2008, there were outstanding 14,849,591 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2008

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2008 (Unaudited)	August 31, 2007
Assets

Current Assets

Cash	$1,268,626	$2,251,352
Receivables:
Trade, less allowance for doubtful accounts	19,788,007	28,774,286
Others	3,690,219	2,756,815
Inventories, net	2,411,115	5,021,516
Prepaid expenses	501,841	331,062
Deferred tax asset - current	685,623	653,820

Total current assets	28,345,431	39,788,851

Property and equipment, net	1,006,057	1,308,582
Other intangible assets, net	8,364,167	7,432,776
Goodwill	10,718,346	9,014,055
Deferred tax asset - long term	147,930	—
Restricted cash	150,000	150,000
Other assets	108,743	112,505

Total assets	$48,840,674	$57,806,769

Liabilities and Stockholders' Equity

Current Liabilities

Line of credit	$400,066	$5,847,494
Accounts payable	22,154,365	26,578,127
Current portion of long term debt - related party	2,645,307	1,280,660
Income taxes payable	472,722	9,255
Accrued liabilities	3,153,225	4,172,008
Due to former stockholders	631,415	631,415
Customer deposits	47,131	183,220
Deferred revenue	1,165,494	1,362,333

Total current liabilities	30,669,723	40,064,512

Deferred tax liability	2,363,932	1,307,155
Accrued liabilities	174,739	—
Long term debt - related party	1,159,408	2,745,514

Total liabilities	34,367,802	44,117,181

Commitments and contingent liabilities
Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized; 17,714,180 and 17,249,875 shares issued and 14,849,591 and 14,385,286, outstanding at May 31, 2008 and August 31, 2007, respectively	177,142	172,499
Additional paid-in capital	20,557,148	20,348,736
Accumulated deficit	(665,371)	(1,235,600)
	20,068,919	19,285,635
Less: treasury stock, at cost, 2,864,589 shares	(5,596,047)	(5,596,047)

Total stockholders' equity	14,472,872	13,689,588

Total liabilities and stockholders' equity	$48,840,674	$57,806,769

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended May 31,				Nine months ended May 31
	2008		2007		2008	2007

Revenues		$38,929,191		$44,163,067	$157,637,879	$150,256,583
Cost of revenues		33,233,642		39,493,643	138,326,110	135,176,544
Gross profit		5,695,549		4,669,424	19,311,769	15,080,039

Operating expenses:
Selling, general, and administrative expenses		5,348,986		4,787,338	16,025,377	15,890,166
Management fee – related party		—		—	—	145,834
Amended employment agreements and management agreement charges		—		—	—	2,329,800
Rent expense – related party		91,439		89,325	270,089	267,975
Depreciation and amortization		336,086		297,815	944,100	848,551
Total operating expenses		5,776,510		5,174,478	17,239,565	19,482,326

Operating income (loss)		(80,961)		(505,054)	2,072,204	(4,402,287)

Other expense (income):
Interest income – other		(11,144)		(15,995)	(77,807)	(73,910)
Interest expense		180,276		267,120	833,018	830,718
Other		(256)		(29)	(274)	(442)

(Loss) income before income taxes		(249,837)		(756,150)	1,317,267	(5,158,653)
Provision (benefit) for income taxes		(98,055)		(290,902)	614,226	(2,030,712)
Net (loss) income	$	(151,782)	$	(465,248)	$703,041	$(3,127,941)

Net (loss) income per common share
Basic and Diluted		$(0.01)		$(0.03)	$0.05	$(0.22)

Weighted Average Shares Outstanding
Basic		14,519,049		14,385,286	14,519,049	14,385,286

Diluted		14,519,049		14,385,286	14,636,249	14,385,286

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended May 31,
	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$703,041	$(3,127,941)

Adjustments to Reconcile Net Income (loss) to Net
Cash Provided By (Used In) Operating Activities
Depreciation	475,491	413,288
Amortization related to intangible assets	468,609	435,263
Deferred income tax expense (benefit)	461,576	(2,031,400)
Stock-based compensation	213,055	291,868
Amended employment agreements and management agreement charges	-	2,329,800

Changes In Operating Assets and Liabilities
Receivables	10,760,434	4,096,623
Inventories	2,610,401	(4,837,664)
Prepaid expenses and other assets	(155,753)	(341,836)
Accounts payable	(4,477,624)	4,017,139
Deferred revenue	(196,839)	(75,920)
Customer deposits	(136,089)	(572,118)
Income taxes payable	19,629	(26,424)
Accrued liabilities	(3,315,341)	(873,500)
Deferred compensation	-	(272,332)
Net Cash Provided By (Used In) Operating Activities	7,430,588	(575,154)

Cash Flows From Investing Activities
Purchases of property and equipment	(172,965)	(502,880)
Acquisition of business, net of cash acquired	(1,751,461)	-
Net Cash Used In Investing Activities	(1,924,426)	(502,880)

Cash Flows From Financing Activities
Net increase (decrease) in line of credit	(5,447,428)	2,882,124
Repayment of debt	(1,041,460)	(1,074,643)
Net Cash (Used In) Provided By Financing Activities	(6,488,888)	1,807,481

Net (decrease) increase in Cash	(982,726)	729,447
Beginning Cash	2,251,352	917,683
Ending Cash	$1,268,626	$1,647,130
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$934,016	$40,457
Interest	1,198,147	550,456
Supplemental Schedule of Non Cash Investing and Financing Activities
Acquisition of Capital Stock of Luceo	$820,000	-

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

2. General

Description of Business

Emtec, Inc., a Delaware Corporation, (the “Company”) is an information technology (“IT”) company, providing consulting, services and products to commercial, federal, education, state and local clients. The Company’s areas of specific practices include communications, data management, enterprise computing, managed services, storage and data center planning and development. The Company’s client base is comprised of departments of the United States Federal Government, U.S. state and local governments, schools and commercial businesses throughout the United States. The most significant portion of the Company’s revenue is derived from activities as a reseller of IT products, such as workstations, servers, microcomputers, and application software and networking and communications equipment.

On March 20, 2008, the Company acquired through its subsidiary Emtec Global Services LLC (“EGS”), all of the outstanding stock of Luceo, Inc. (“Luceo”) headquartered in Naperville, IL. Luceo offers a broad range of consulting/contracting services to clients throughout the United States including IT project management services, packaged software implementation, web technologies/client server application development and support.

With the acquisition of Luceo, the Company divides its operating activity into two operating segments for reporting purposes: Emtec Systems Division (“Systems Division”) and Emtec Global Services Division (“Global Services Division”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Emtec, Inc. a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), EGS, and EGS’s wholly owned subsidiary Luceo. Significant intercompany account balances and transactions have been eliminated in consolidation.

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

The computation of diluted earnings (loss) per share is similar to the basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as of the end of the period. The assumed conversion of options and warrants resulted in 117,200 additional dilutive shares for the nine months ended May 31, 2008. Diluted shares consisting of stock options, restricted stock awards and warrants totaling to 177,640, 47,031 and 67,075 shares were not included in the calculation of diluted net loss per share for the three months ended May 31, 2008 and May 31, 2007 and nine months ended May 31, 2007, respectively, because the effect of the inclusion would be anti-dilutive. In addition, outstanding stock warrants to purchase 1,649,955 and 1,598,365 common shares as of and for the periods ended May 31, 2008 and 2007, respectively, were also not included in the computation of diluted earnings (loss) per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

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

Subsequent to the initial adoption of FIN 48, our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of income. During the three and nine months ended May 31, 2008, the Company recorded interest associated with uncertain tax positions in the accrued liabilities in the amount of $11,467 and $35,646, respectively, as an increase to current income tax expense.

The total liability for unrecognized tax obligations was $539,580 as of May 31, 2008 and, as noted below, primarily related uncertain tax obligations related to an ongoing IRS tax audit. The remainder would not affect the provision, and would be adjusted against either deferred tax assets or goodwill based on the nature of its origin.

During the fiscal 2006 year, Emtec Federal, formerly Westwood Computer Corporation (“Westwood”) was audited by the IRS. The IRS audited the two-predecessor tax years ended April 16, 2004. With one exception, all tax matters identified by the IRS have been settled, with appropriate adjustments recorded in the current tax expense for the year ended August 31, 2006. The one currently unsettled matter involves a disagreement with the IRS over the valuation of real property sold by Westwood to a related party during Westwood’s 2003 fiscal year. The IRS has asserted that the Company’s property valuation and resulting taxable gain was understated by $1.5 million, which could result in approximately $521,000 in federal income tax liability plus potential interest and penalties. Discussions with the IRS are continuing. The Company has submitted a letter to the IRS objecting to the IRS’s valuation, explaining the basis for Westwood’s valuation of the property, and requesting a conference with the Appeals Office of IRS. While the Company believes that it has adequately supported the valuation of the transaction and reported the appropriate income taxes, there can be no assurance that its valuation will ultimately be accepted by the IRS. It is reasonably possible that this audit could be completed within the next twelve months with the Company and the IRS resolving all issues. We estimate a range of reasonably possible increase or decrease in total unrecognized federal and state income tax of approximately $200,000 that could result from a settlement with IRS.

Under the provisions of the merger agreement executed in connection with its acquisition of Westwood, some of the potential liability recorded in connection with the dispute with the IRS is subject to indemnification coverage by the former owners of Westwood. As of May 31, 2008, the Company recorded a $341,165 other receivable on the balance sheet to record this potential recovery under the indemnification provisions. The accounting effect of recording the $341,165 other receivable was to decrease goodwill by $341,165.

We conduct business nationally and, as a result, file income tax returns in the U.S federal jurisdiction and various state and local jurisdictions. With few exceptions, we are no longer subject to federal, state or local income tax examinations for tax returns filed for fiscal years 2002 and prior.

3. Acquisition

On March 20, 2008, EGS, Luceo and Sivapatham Natarajan (“Mr. Natarajan”) entered into a Stock Purchase Agreement, pursuant to which EGS agreed to acquire all of the outstanding stock of Luceo from Mr. Natarajan for the purchase price that consists of (i) cash at closing in an aggregate amount equal to $1,795,000; (ii) a subordinated promissory note in a principal amount of $820,000 which is payable in two equal installments of $410,000 each on the 12 month and 18 month anniversaries of the closing and (iii) contingent payments of additional cash consideration each year for the next three years on the anniversary of the closing if certain performance goals are met. The purchase price may be reduced pursuant to a post-closing working capital adjustment. The acquisition was funded through borrowings under the Credit Facility with the Lender.

The Company accounted for the acquisition under the purchase method, whereby, amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of Luceo’s net assets on March 20, 2008 was $1,047,139, which resulted in an excess purchase price over fair value of net assets acquired of $1,567,861, which was recognized as goodwill.

The allocation of purchase price by significant component is as follows:

Cash	$215,235
Trade receivables	2,093,654
Other receivables	272,741
Prepaid expenses	7,873
Customer relationships	1,300,000
Noncompete asset	100,000
Other assets	3,390
Accounts payable	(53,862)
Other current liabilities	(1,791,282)
Income tax payable	(443,838)
Deferred tax liabilities	(656,773)
Fair value of net assets acquired	$1,047,139
Purchase price	2,615,000
Excess purchase price	$1,567,861

The allocation is preliminary and such amounts are subject to adjustments as additional analysis is performed or obtained from third party sources. $1.3 million was allocated to customer relationships at the acquisition date and is being amortized over a period of nine years. $100,000 was allocated to noncompete asset at the acquisition and is being amortized over a period of five years.

The Company capitalized professional fees of $171,696 that were associated with the acquisition of Luceo.

Unaudited pro forma condensed results of operations are not included because the effect of the acquisition is not material.

4. Stock Options, Non-Vested Shares and Warrants

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

A summary of stock options for the nine months ended May 31, 2008 is as follows:

For the Nine Months Ended May 31, 2008	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Options Outstanding -September 1, 2007	396,500	$1.22
Options Granted	32,500	$0.68
Options Exercised	—
Options Forfeited or Expired	(42,500)	$1.24
Options Outstanding -May 31, 2008	386,500	$1.17	6.30 years	$5,200
Options Exercisable -May 31, 2008	149,750	$1.18	7.32 years	$5,200

There were no options granted during the three months ended May 31, 2008.

The following assumptions were used to value stock options issued during the nine months ended May 31, 2008:

Nine Months Ended
May 31, 2008

Weighted-Average Fair Value	$0.53

Assumptions
Expected Volatility	101%
Expected Term	4.87 years
Expected Forfeiture Rate	0%
Dividend Yield	0%
Risk-Free Interest Rate	3.27%

Non-vested Stock (Restricted Stock)

During the fiscal year ended August 31, 2007, the Company granted 459,224 shares of non-vested (restricted) stock to certain members of senior management and employees. These non-vested shares vest equally over 4 years. During January 2008, the Company granted 10,331 shares of stock to a member of senior management team. The fair value of these shares was determined based upon the quoted closing price of the Company’s stock on the Over-the-Counter Bulletin Board on the grant date.

A summary of non-vested (restricted) shares for the nine months ended May 31, 2008 is as follows:

For the Nine Months Ended May 31, 2008	Shares	Weighted Average Grant Date Fair Value
Nonvested - September 1, 2007	456,974	$1.25
Granted	10,331	$1.21
Vested	(133,763)
Forfeited	(3,000)	$1.44

Nonvested -May 31, 2008	330,542	$1.24
Vested -May 31, 2008	133,763	$1.26

Stock-Based Compensation - Stock Options and Non-vested (Restricted) Stock

Stock-based compensation costs related to the 2006 Plan totaled $66,980 and $213,055 during the three months and nine months ended May 31, 2008, respectively. As of May 31, 2008, the Company had recognized a total of $640,092 in compensation cost and had $294,170 of unrecognized compensation cost related to these instruments. The cost is expected to be recognized over a weighted-average period of 4 years.

Warrants

On August 5, 2005, the Company issued certain stockholders stock warrants that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of then total issued and outstanding shares of the Company’s common stock, measured on a post-exercise basis, at any date during the 5-year term of the warrants, which ends August 5, 2010.  The aggregate exercise price of these warrants is fixed at $3,695,752.  The exercise price per warrant will vary based upon the number of shares issuable under the warrants.  The number of shares issuable under the warrants totaled 1,649,955 and 1,598,365 shares, with an exercise price of $2.24 and $2.31 per share, as of May 31, 2008 and 2007, respectively. The outstanding stock warrants were anti-dilutive for the nine months ended May 31, 2008 and 2007, because the exercise price was greater than the average market price of the Company’s common shares over such nine-month periods.

5. Line of Credit

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

Borrowings under the Credit Facility bear interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% (4.50% as of May 31, 2008) for revolving credit loans. Floor plan loans do not bear interest until, and unless, the Borrower is in default, unless a floorplan loan is unsubsidized, then, such floor plan loan will accrue interest once made, at the rate agreed to by the parties. Interest on outstanding floor plan loans accrues at the rate of 2.5% per annum in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal. The rate in effect was 7.50% as of May 31, 2008.

To secure the payment of the obligations under the Credit Facility, the Borrower granted the Lender a security interest in all of Borrower’s assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letters of credit rights, and all judgments, claims and insurance policies.

The Company had balances of $400,066 and $5.85 million outstanding under the revolving portion of the Credit Facility, and balances of $616,283 and $2.63 million (included in the Company’s accounts payable) outstanding plus $885,500 and $1.80 million in open approvals under the floor plan portion of the Credit Facility with the Lender at May 31, 2008 and August 31, 2007, respectively. Net availability of $10.43 million and $8.78 million was available under the revolving portion of the Credit Facility, and $23.67 million and $12.95 million was available under the floor plan portion of the Credit Facility, as of May 31, 2008 and August 31, 2007, respectively.

As of May 31, 2008, the Company determined that it was in compliance with its financial covenants with the Lender.

6. Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, are comprised of the following:

	For the Three Months Ended
	May 31, 2008	% of Total	May 31, 2007	% of Total
Departments of the United States Government	$13,136,567	33.7%	$19,408,973	43.9%
State and Local Governments	2,153,215	5.5%	2,791,328	6.3%
Commercial Companies	15,624,874	40.1%	13,579,759	30.7%
Education and other	8,014,535	20.6%	8,383,007	19.0%
Total Revenues	$38,929,191	100.0%	$44,163,067	100.0%

	For the Nine Months Ended
	May 31, 2008	% of Total	May 31, 2007	% of Total
Departments of the United States Government	$87,990,000	55.8%	$86,922,169	57.8%
State and Local Governments	8,133,825	5.2%	9,559,667	6.4%
Commercial Companies	40,094,684	25.4%	37,643,792	25.1%
Education and other	21,419,370	13.6%	16,130,955	10.7%
Total Revenues	$157,637,879	100.0%	$150,256,583	100.0%

Gwinnett County Public School District accounted for approximately $6.0 million or 15.4%, and $12.82 million or 8.1% of the Company’s total revenues for the three and nine months ended May 31, 2008. The same customer accounted for approximately $5.55 million or 12.6% and $8.52 million or 5.7% of the Company’s total revenue for the three and nine months ended May 31, 2007.

The Company reviews a customer's credit history before extending credit. The Company does not require collateral or other security to support credit sales. The Company provides for an allowance for doubtful accounts based on the credit risk of specific customers, historical experience and other identified risks. Trade receivables are carried at original invoice less an estimate made for doubtful receivables based on review by management of all outstanding amounts on a periodic basis. Trade receivables are considered delinquent when payment is not received within standard terms of sale, and are charged-off against the allowance for doubtful accounts when management determines that recovery is unlikely and the Company ceases its collection efforts.

The trade account receivables consist of the following:

	May 31,	August 31,
	2008	2007
Trade receivables	$20,179,144	$29,165,423
Allowance for doubtful accounts	$(391,137)	$(391,137)
Trade receivables, net	$19,788,007	$28,774,286

7. Accrued Liabilities

Current accrued liabilities consisted of the following:

	May 31, 2008	August 31, 2007

Accrued payroll	$912,445	$934,517
Accrued commissions	413,922	507,317
Accrued state sales taxes	165,104	286,158
Accrued third party service fees	49,742	115,776
Other accrued expenses	1,612,011	2,328,240
	$3,153,225	$4,172,008

Long-term accrued liabilities consisted of $174,739 in unrecognized tax obligations recorded as a result of the implementation of FIN 48 on September 1, 2007.

8. Accumulated deficit

Accumulated deficit roll-forward for the nine months ended May 31, 2008 consisted of the following:

Accumulated
Deficit
Balance at August 31, 2007	$(1,235,600)
Adoption of FIN 48 -September 1, 2007 ( see footnote 2 Income Taxes)	(132,812)
Net income for nine months ended May 31, 2008	703,041
Balance at May 31, 2008	$(665,371)

9. Related Party Transactions

The Company recorded a monthly management fee of approximately $29,166, pursuant to the Management Services Agreement (the “Management Services Agreement”) between DARR Global Holdings, Inc. (“DARR Global”) and Westwood, dated April 16, 2004 through January 31, 2007. On February 5, 2007, in connection with the issuance of the promissory note to DARR Global, Westwood and DARR Global terminated the Management Services Agreement. DARR Global is a management consulting company 100% owned by the Company’s Chairman and Chief Executive Officer. For the nine months ended May 31, 2007, the Company recorded $145,834, for this management fee in the accompanying consolidated statements of operations.

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by officers of the Company. Rent expense was $135,000 for each of the nine months ended May 31, 2008 and 2007. The facilities consist of office and warehouse space totaling 42,480 square feet, located in Springfield, New Jersey. Management believes the lease payments are at or below market rate for similar facilities.

The Company is occupying approximately 26,000 square feet of office and warehouse space in a 70,000- square-foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which certain officers of the Company are passive investors, owning approximately 20% of the equity interest. The lease term is for 5 years, with monthly base rent of $15,832. During the three months ended May 31, 2008 and 2007, the Company recorded expense under this lease totaling to $46,439 and $44,325, respectively. During the nine months ended May 31, 2008 and 2007, the Company recorded expense under this lease totaling to $135,089 and $132,975, respectively.

EgisNova Corp. is an information technology staffing company, which is owned by the spouse of the President of Luceo. EgisNova Corp. provides subcontractor services to Luceo. EgisNova Corp. provided gross services to Luceo totaling $51,481 for the period from March 20, 2008 through May 31, 2008.

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

11. Segment Information

The Company has adopted Statement of Financial Accounting Standard No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The Company’s business activities are divided into two business segments, Systems Division and Global Services Division. Systems Division provides services and products to commercial, federal, education, state and local clients. Emtec System’s areas of specific practices include communications, data management, enterprise computing, managed services, storage and data center planning and development. Systems Division’s client base is comprised of departments of the United States Federal Government, U.S. state and local governments, schools and commercial businesses throughout the United States. Global Services Division offers a broad range of consulting/contracting services to clients throughout the United States including IT project management services, packaged software implementation, web technologies/client server application development and extended service maintenance and upgrades. Global Services is comprised primarily of the business operations acquired through the acquisition of Luceo on March 20, 2008 therefore no financial activity is reported in this document for this segment prior to the three and nine months ended May 31, 2008.

Summarized financial information relating to the Company’s operating segments are as follows:

	May 31, 2008	August 31,
	(Unaudited)	2007
Identifiable Assets:
Systems Division	43,299,475	57,806,769
Global Services Division	5,541,199	—
Total Assets	48,840,674	57,806,769

	Three months ended May 31,		Nine month ended May 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues
Systems Division	36,582,591	44,163,067	155,291,279	150,256,583
Global Services Division	2,346,600	—	2,346,600	—
Total Revenue	38,929,191	44,163,067	157,637,879	150,256,583

Gross Profit
Systems Division	5,204,948	4,669,424	18,821,168	15,080,039
Global Services Division	490,601	—	490,601	—
Gross Profit	5,695,549	4,669,424	19,311,769	15,080,039

Operating Income (Loss)
Systems Division	(226,688)	(505,054)	1,926,477	(4,402,287)
Global Services Division	145,727	—	145,727	—
Operating Income (Loss)	(80,961)	(505,054)	2,072,204	(4,402,287)

Interest and Other Expense (Income)
Systems Division	155,576	251,496	741,637	756,366
Global Services Division	13,300	—	13,300	—
Interest and Other Expense (Income)	168,876	251,496	754,937	756,366

Provision (Benefit) for Income Taxes
Systems Division	(160,611)	(290,902)	551,670	(2,030,712)
Global Services Division	62,556	—	62,556	—
Provision (Benefit) for Income Taxes	(98,055)	(290,902)	614,226	(2,030,712)

Net Income (Loss)
Systems Division	(221,653)	(465,648)	633,170	(3,127,941)
Global Services Division	69,871	—	69,871	—
Net Income (Loss)	(151,782)	(465,648)	703,041	(3,127,941)

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

Overview of Emtec

We are an IT company providing consulting, services and products to commercial, U.S. Federal Government, education, U.S. state and local clients. Our services and products address the technology needs of our clients including communications, data management, enterprise computing, managed services, storage and data center planning and development. Our solutions are crafted to enable our clients to become more efficient and effective, thereby making them more profitable and giving them a competitive advantage. To date, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively endeavoring to increase the portion of our revenues that are derived from IT services.

On March 20, 2008, we acquired through our subsidiary EGS all of the outstanding stock of Luceo, headquartered in Naperville, IL. Luceo offers a broad range of consulting/contracting services to clients throughout the United States, which specializes in providing IT project management services, packaged software implementation, web technologies/client server application development and support.

Our primary business objective is to become a leading single-source provider of high quality and innovative IT consulting, services and products. Through our strategic partners, we have an expanded array of products and technology solutions to offer our clients.

Results of Operations

Comparison of Three Months Ended May 31, 2008 and May 31, 2007

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the three months ended May 31, 2008 and 2007.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended May 31,

	2008	2007	Change	%
Revenues	$38,929,191	$44,163,067	$(5,233,876)	-11.9%
Cost of revenues	33,233,642	39,493,643	(6,260,001)	-15.9%
Gross profit	5,695,549	4,669,424	1,026,125	22.0%
Percent of revenues	14.6%	10.6%

Operating expenses:
Selling, general, and administrative expenses	5,348,986	4,787,338	561,648	11.7%
Rent expense – related party	91,439	89,325	2,114	2.4%
Depreciation and amortization	336,086	297,815	38,271	12.9%
Total operating expenses	5,776,510	5,174,478	602,032	11.6%
Pecent of revenues	14.8%	11.7%

Operating loss	(80,961)	(505,054)	424,093	-84.0%
Percent of revenues	-0.2%	-1.1%

Other expense (income):
Interest income – other	(11,144)	(15,995)	4,851	-30.3%
Interest expense	180,276	267,120	(86,844)	-32.5%
Other	(256)	(29)	(227)	N/A

Loss before income taxes	(249,837)	(756,150)	506,313	-67.0%
Provision (benefit) for income taxes	(98,055)	(290,902)	192,847	66.3%
Net loss	$(151,782)	$(465,248)	$313,466	-67.4%

Total Revenues

Our total revenues, by segments, are comprised of the following:

	Three months ended May 31,
	2008	2007
Revenues
Systems Division	36,582,591	44,163,067
Global Services Division	2,346,600	—
Total Revenue	38,929,191	44,163,067

Systems Division

Our Systems Division’s revenues, by client types, are comprised of the following:

	For the Three Months Ended
	May 31, 2008	% of Total	May 31, 2007	% of Total
Departments of the United States
Government	$13,136,567	35.9%	$19,408,973	43.9%
State and Local Governments	2,153,215	5.9%	2,791,328	6.3%
Commercial Companies	13,278,274	36.3%	13,579,759	30.7%
Education and other	8,014,535	21.9%	8,383,007	19.0%
Total Revenues	$36,582,591	100.0%	$44,163,067	100.0%

Systems Division’s revenues decreased $7.58 million, or 17.2%, to $36.58 million for the three months ended May 31, 2008, compared to $44.16 million for the three months ended May 31, 2007. This decrease is mainly due to a decrease in our revenues from Departments of the United States Government.

During the three months ended May 31, 2008 and 2007, U.S. governmental department and agency related revenues represented approximately 35.9% and 43.9% of total revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce, and the General Service Administration. Revenues from these various civilian and military U.S. governmental departments and agencies decreased by approximately $6.27 million during the three months ended May 31, 2008 compared with the three months ended May 31, 2007. This is mainly due to a decrease in our volume of business with various civilian and military U.S. governmental departments and agencies that are existing clients due to ordinary course of business reductions by these departments and agencies and the delayed timing of certain projects with these departments and agencies.

We expect that federal government business revenues will continue to represent a large portion of our total revenues as we continue to strive to penetrate wider and deeper into various civilian and military agencies. We have broadened the number of multi-year contracts in which we are participating, and in fiscal 2007 we were one of nine awardees of a U.S. Army contract that contemplates the awardees participating in government purchases that may approximate $5.0 billion in the aggregate for all the awardees over 10 years. Additionally, in fiscal 2007, we were awarded a NASA SEWP IV contract under which we will be able to participate in possible government purchases of IT products and associated services, and we continue to bid on new contracts. Furthermore, during the current quarter, we were awarded a contract under the Air Force Quarterly Enterprise Buy (“QEB”) program to provide approximately 70,000 monitors and 1,000 convertible personal computer tablets. Under a series of delivery orders, we will manage staged deployments of the systems to various agencies across all United States Air Force Organizations worldwide over the next several months. The federal business typically experiences increased activity during the months of August through November.

The state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies in the State of New Jersey.

Revenues from various commercial clients decreased by approximately $301,000 during the three months ended May 29, 2008, compared with the three months ended May 28, 2007. This decrease is mainly due to a decrease in our ordinary course business with various existing commercial clients. There is a solid well-established client base to build upon as we expand our product and service offerings to existing clients as well as develop new relationships.

During the three months ended May 31, 2008, revenues from our education business decreased by approximately $368,000 compared with the three months ended May 28, 2007. This decrease is mainly due to the delayed delivery timing of various computer roll-out projects which we are currently implementing. The education business is expected to grow during the upcoming months as we continue to implement various computer roll-out projects with various school districts.

We have historically not been adversely affected by inflation; technological advances and competition within the IT industry have generally caused the prices of the products we sell to decline, and product life-cycles tend to be short. These factors require that our growth in unit sales exceed any declines in prices in order for us to increase our net sales.

Global Services Division

Our Global Services Division’s revenues for period from March 20, 2008 through May 31, 2008, were $2.35 million. Global Services Division consists of revenues from our recently acquired subsidiary Luceo.

Gross Profit

Our total gross profit, by segments, is comprised of the following:

	Three months ended May 31,
	2008	2007
Gross Profit
Systems Division	5,204,948	4,669,424
Global Services Division	490,601	—
Gross Profit	5,695,549	4,669,424

Systems Division

Aggregate gross profit for our Systems Division increased $535,524, or 11.5%, to $5.20 million for the three months ended May 31, 2008 as compared to $4.67 million for the three months ended May 31, 2007. This increase is primarily attributable to various volume and other incentive rebates offered by certain manufactures and distributors, certain pricing strategies, and mix of client type that made up our Systems Division’s revenue for the three months ended May 31, 2008.

Measured as a percentage of revenues, our gross profit margin for Systems Division increased to 14.2% of our Systems Division’s revenues for the three months ended May 31, 2008 from 10.6% for the three months ended May 31, 2007. This increase is primarily attributable to pricing strategies, volume incentive rebates received, the mix of product and services sold, the mix of client type and higher utilization of our technical engineers during this period.

Factors that may affect gross profits in the future include changes in product margins, volume incentive rebates and other incentives offered by various manufacturers, changes in technical employee utilization rates, the mix of products and services sold, the mix of client type and the decision to aggressively price certain products and services.

Global Services Division

Our Global Services Division’s gross profit for the period from March 20, 2008 through May 31, 2008, was $490,601. Measured, as a percentage of revenues, Global Services Division’s gross profit margin was 20.9% of its revenue for the period from March 20, 2008 through May 31, 2008.

Selling, General and Administrative Expenses

Systems Division

Selling, general and administrative expenses for our Systems Division increased by $250,119, or 5.2% to $5.04 million for the three months ended May 31, 2008, compared to $4.79 million for the three months ended May 31, 2007. This increase in selling, general and administrative expenses for the three months ended May 31, 2008 is mainly due to an increase in sales commission and bonus expense by approximately $182,000, which is directly related to the increase in our gross profit as discussed in the gross profit section. The remainder of the $68,000 increase includes various categories such as recruiting, investment in building sales team, administrative bonuses and credit card processing fees.

Global Services Division

Our Global Services Division’s selling, general and administrative expenses for the period from March 20, 2008 through May 31, 2008, were $311,529.

Factors that may in the future have a negative impact on our selling, general and administrative expenses to both divisions include costs associated with marketing and selling activities, potential merger and acquisition related costs, technological improvement costs, compliance costs associated with SEC rules and increases in our insurance costs.

Rent Expense-Related Party

Systems Division

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by certain directors and officers and related family members of the Company. The lease term is through April 2009 with monthly base rent of $15,000. During the three months ended May 31, 2008 and 2007, we recorded $45,000 in expense under this lease.

We also occupy approximately 26,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA. This space is leased from a limited liability company in which certain officers of our company are passive investors, owning approximately a 20% equity interest. The lease term is for 5 years with monthly base rent of $15,832. During the three months ended May 31, 2008 and 2007, the Company recorded expense under this lease totaling to $46,439 and $44,325, respectively.

Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

Systems Division

Depreciation and Amortization expense for our Systems Division increased by 1.7%, or $4,925, to $302,740 for the three months ended May 31, 2008, compared to $297,815 for the three months ended May 31, 2007. This increase in depreciation expense is mainly due to depreciation expense associated with computer equipment purchased during the fiscal year ended August 31, 2007 and a change in the estimated life of the computer equipment purchased during the fiscal year ended August 31, 2007.

Intangible assets of our Systems Division at May 31, 2008 and August 31, 2007 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $1,664,199 and $1,228,936, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense for our Systems Division was $145,088 for each of the three months ended May 31, 2008 and 2007.

Global Services Division

Intangible assets of our Global Services Division at May 31, 2008 consisted of the estimated value ascribed to customer relationships of $1,300,000 less accumulated amortization of $29,290, and estimated value ascribed to non-compete of $100,000 less accumulated amortization of $4,056. The assets ascribed to customer relationships and to non-compete is being amortized on a straight-line basis over 9 years and over 5 years, respectively. Amortization expense for our Global Services Division was $33,346 for the period from March 20, 2008 through May 31, 2008.

Operating income (loss)

Systems Division

Operating loss for our Systems Division for the three months ended May 31, 2008 decreased by 55.1%, or $278,366, to $226,688, compared to $505,054 for the three months ended May 31, 2007. This decrease in operating loss is primarily attributable to increased gross profit attributable to various volume and other incentive rebates offered by certain manufactures and distributors, certain pricing strategies, and mix of client type that made up our Systems Division’s revenue for the three months ended May 31, 2008.

Global Services Division

Our Global Services Division’s operating income for the period from March 20, 2008 through May 31, 2008, was $145,727.

Interest expense

Systems Division

Interest expense for the Systems Division decreased by 37.5%, or $100,144, to $166,976 for the three months ended May 31, 2008, compared to $267,120 for the three months ended May 31, 2007. This is primarily attributable to lower average balance on our line of credit during three months ended May 31, 2008 as compared to the three months ended May 31, 2007 and a lower average interest rate during this quarter.

Global Services Division

Our Global Services Division’s interest expense for the period from March 20, 2008 through May 31, 2008, was $13,300. This interest expense is related to 8% subordinated note payable to Mr. Natarajan as part of the acquisition of Luceo.

Provision for Income Taxes

Systems Division

We recorded an income tax benefit for the Systems Division of $160,611 for the three months ended May 31, 2008 as compared to an income tax benefit of $290,902 for the three months ended May 31, 2007.  The effective tax rate was 42% for the three months ended May 31, 2008 versus 38% for the three months ended May 31, 2007. The increase in the tax rate was the result of the effect of permanent differences between our financial statements and income tax returns.

Global Services Division

We recorded an income tax expense for the Global Services Division of $62,556 for the period from March 20, 2008 through May 31, 2008. The effective tax rate for this period was 47.2% due to the permanent difference of approximately $8,000.

Comparison of Nine Months Ended May 31, 2008 and May 31, 2007

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the nine months ended May 31, 2008 and 2007.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Nine Months Ended May 31,

	2008	2007	Change	%
Revenues	$157,637,879	$150,256,583	$7,381,296	4.9%
Cost of revenues	138,326,110	135,176,544	3,149,566	2.3%
Gross profit	19,311,769	15,080,039	4,231,730	28.1%
Percent of revenues	12.3%	10.0%

Operating expenses:
Selling, general, and administrative expenses	16,025,377	15,890,166	135,211	0.9%
Management fee – related party	—	145,834	(145,834)	-100.0%
Amended employment agreements and management agreement charges	—	2,329,800	(2,329,800)	-100.0%
Rent expense – related party	270,089	267,975	2,114	0.8%
Depreciation and amortization	944,100	848,551	95,549	11.3%
Total operating expenses	17,239,565	19,482,326	(2,242,761)	-11.5%
Pecent of revenues	10.9%	13.0%

Operating income (loss)	2,072,204	(4,402,287)	6,474,491	147.1%
Percent of revenues	1.3%	-2.9%

Other expense (income):
Interest income – other	(77,807)	(73,910)	(3,897)	5.3%
Interest expense	833,018	830,718	2,300	0.3%
Other	(274)	(442)	168	-38.0%

Income (loss) before income taxes	1,317,267	(5,158,653)	6,475,920	125.5%
Provision (benefit) for income taxes	614,226	(2,030,712)	2,644,938	130.2%
Net income (loss)	$703,041	$(3,127,941)	$3,830,982	122.5%

Total Revenues

Our total revenues, by segments, are comprised of the following:

	Nine month ended May 31,
	2008	2007
Revenues
Systems Division	155,291,279	150,256,583
Global Services Division	2,346,600	—
Total Revenue	157,637,879	150,256,583

Systems Division

Our Systems Division’s revenues, by client types, are comprised of the following:

	For the Nine Months Ended
	May 31, 2008	% of Total	May 31, 2007	% of Total
Departments of the United States Government	$87,990,000	56.7%	$86,922,166	57.8%
State and Local Governments	8,133,825	5.2%	9,559,668	6.4%
Commercial Companies	37,748,084	24.3%	37,643,793	25.1%
Education and other	21,419,370	13.8%	16,130,956	10.7%
Total Revenues	$155,291,279	100.0%	$150,256,583	100.0%

Systems Division’s revenues increased $5.03 million, or 3.4%, to $155.29 million for the nine months ended May 31, 2008, compared to $150.26 million for the nine months ended May 31, 2007. This increase is primarily attributable to an overall increase in our customers’ IT spending particularly with Departments of the United States Government and education business.

During the nine months ended May 31, 2008 and 2007, U.S. governmental department and agency related revenues represented approximately 56.7% and 57.8% of total revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce, and the General Service Administration. Revenues from various civilian and military U.S. governmental departments and agencies increased by approximately $1.07 million during the nine months ended May 31, 2008 compared with the nine months ended May 31, 2007. This is primarily attributable to a large computer hardware sale to the Department of the Air Force of approximately $15.36 million and Federal Bureau of Prisons of approximately $11.01 million during the nine months ended May 31, 2008. These two customers accounted for approximately $2.06 million and $239,000, respectively, for the nine months ended May 31, 2007.

The state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies in the State of New Jersey.

Revenues from various commercial customers increased by approximately $104,000 during the nine months ended May 31, 2008 compared with the nine months ended May 31, 2007. This increase is primarily attributable to an overall increase in our commercial customers’ IT spending during this period.

During the nine months ended May 31, 2008, revenues from our education business increased to approximately $21.41 million from $16.13 million for the nine months ended May 31, 2007. This increase was primarily attributable to various computer roll-out projects we began to implement in May 2007 which were completed during the quarter ended November 30, 2007. The education business is expected to improve during the upcoming months as we continue to implement various computer roll-out projects with various school districts.

Global Services Division

Our Global Services Division’s revenues for period from March 20, 2008 through May 31, 2008, were $2.35 million. Global Services Division consists of revenues from our recently acquired company Luceo.

Gross Profit

Our total gross profit, by segments, is comprised of the following:

	Nine month ended May 31,
	2008	2007
Gross Profit
Systems Division	18,821,168	15,080,039
Global Services Division	490,601	—
Gross Profit	19,311,769	15,080,039

Systems Division

Aggregate gross profit for the Systems Division increased $3.74 million, or 24.8%, to $18.82 million for the nine months ended May 31, 2008 as compared to $15.08 million for the nine months ended May 31, 2007. This increase is primarily attributable to an increase in revenues as discussed in the Total Revenues section, an increase in our services gross profit attributable to higher utilization of our engineers, various computer roll-out projects in our education business which we completed during this period, and various volume incentive rebates and other incentives offered by certain manufacturers. We also receive special pricing rebates from various manufacturers. The application of the special pricing rebates to gross profit is also impacted by the price to a customer, the cost to purchase the product and the size of the applicable special pricing rebate.

Measured as a percentage of revenues, our gross profit margin for the Systems Division increased to 12.1% of total revenues for the nine months ended May 31, 2008 from 10.0% for the nine months ended May 31, 2007. This increase is primarily attributable to pricing strategies, volume incentive rebates received, the mix of product and services sold, the mix of client type and higher utilization of our technical engineers during this period.

Global Services Division

Our Global Services Division’s gross profit for the period from March 20, 2008 through May 31, 2008, was $490,601. Measured, as a percentage of revenues, Global Services Division’s gross profit margin was 20.9% of its revenue for the period from March 20, 2008 through May 31, 2008.

Selling, General and Administrative Expenses

Systems Division

Selling, general and administrative expenses for the Systems Division decreased by $176,318, or 1.1% to $15.71 million for the nine months ended May 31, 2008, compared to $15.89 million for the nine months ended May 31, 2007. This decrease in selling, general and administrative expenses for the nine months ended May 31, 2008 is primarily attributable to following: merger and acquisition related costs expensed during the nine months ended May 31, 2008 which were approximately $137,000 compared with $678,116 incurred during the nine months ended May 31, 2008; stock compensation expense related to the issuance of stock options and non-vested stock which was $213,055 for the nine months ended May 31, 2008 compared with $291,868 for the nine months ended May 31, 2007; severance costs of approximately $242,000 which were incurred during the nine months ended May 31, 2007; and office consolidation costs of approximately $125,000 which were incurred during the nine months May 31, 2007.

Excluding the above listed decreases, our selling, general and administrative expenses for the Systems Division would have increased by approximately $810,000 for the nine month ended May 31, 2008 compared with the nine months ended May 31, 2007. This increase in selling, general and administrative expenses for the nine months ended May 31, 2008 is mainly due to an increase in sales commission and bonus expense by approximately $738,000, which is directly related to the increase in our gross profit as discussed in the gross profit section. The remainder of $71,000 increase includes various categories such as recruiting, investment in building sales team, administrative bonuses, credit card processing fees, and other.

Global Services Division

Our Global Services Division’s selling, general and administrative expenses for the period from March 20, 2008 through May 31, 2008, were $311,529.

Management Fee-Related Party

Systems Division

The Management Services Agreement was terminated on February 5, 2007. Under the terms of the agreement, DARR Global Holdings, Inc. (“DARR Global”), a related party, charged the Company a monthly management fee of $29,167.

Rent Expense-Related Party

Systems Division

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by certain directors and officers and related family members of the Company. The lease term is through April 2009 with monthly base rent of $15,000. During the nine months ended May 31, 2008 and 2007, we recorded $135,000 in expense under this lease.

We also occupy approximately 26,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA. This space is leased from a limited liability company in which certain officers of our company are passive investors, owning approximately a 20% equity interest. The lease term is for 5 years with monthly base rent of $15,832. During the nine months ended May 31, 2008 and 2007, the Company recorded expense under this lease totaling to $135,089 and $132,975, respectively.

Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

Systems Division

Depreciation and Amortization expense for the Systems Division increased by 7.3%, or $62,203, to $910,754 for the nine months ended May 31, 2008, compared to $848,551 for the nine months ended May 31, 2007. This increase in depreciation expense is mainly due to depreciation expense associated with computer equipment purchased during the fiscal year ended August 31, 2007 and a change in the estimated life of the computer equipment purchased during the fiscal year ended August 31, 2007.

Intangible assets of the Systems Division at May 31, 2008 and August 31, 2007 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $1,664,199 and $1,228,936, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense of the Systems Division was $435,263 for each of the nine months ended May 31, 2008 and 2007.

Global Services Division

Intangible assets of the Global Services Division at May 31, 2008 consisted of the estimated value ascribed to customer relationships of $1,300,000 less accumulated amortization of $29,290, and estimated value ascribed to non-compete of $100,000 less accumulated amortization of $4,056. The assets ascribed to customer relationships and to non-compete is being amortized on a straight-line basis over 9 years and over 5 years, respectively. Amortization expense for the Global Services Division was $33,346 for the period from March 20, 2008 through May 31, 2008.

Operating income (loss)

Systems Division

Operating income for the Systems Division increased $6.33 million, to $1.93 million for the nine months ended May 31, 2008, compared to operating loss of $4.40 million for the nine months ended May 31, 2007. This increase in operating income is primarily attributable to reasons discussed in the sections above including increased revenues; increased gross profit; decreased selling, general and administrative expenses; and the non-recurrence of charges in the nine months ended May 31, 2008 that were incurred in the nine months ended May 31, 2007 as a result of the amended employment agreements and management agreement entered into during the nine months ended February 28, 2007

Global Services Division

Our Global Services Operating income for the period from March 20, 2008 through May 31, 2008, was $145,727.

Interest expense

Systems Division

Interest expense for the Systems Division decreased by 1.3%, or $11,000, to $819,718 for the nine months ended May 31, 2008, compared to $830,718 for the nine months ended May 31, 2007. This is primarily attributable to lower average balance on our line of credit during nine months ended May 31, 2008 as compared to the three months ended May 31, 2007 and a lower average interest rate during this period.

Global Services Division

Our Global Services Division’s interest expense for the period from March 20, 2008 through May 31, 2008, was 13,300. This interest expense is related to 8% subordinated note payable to Mr. Natarajan as part of the acquisition of Luceo.

Provision for Income Taxes

Systems Division

We recorded an income tax expense for the Systems Division of $551,670 during the nine months ended May 31, 2008 as compared to income tax benefit of $2.03 million for the nine months ended May 31, 2007.  The effective tax rate for the Systems Division was 47% for the nine months ended May 31, 2008 versus an effective tax rate of 39% for the nine months ended May 31, 2007. The higher current tax rate was primarily the result of FIN 48 interest expense recorded in the current period classified as income taxes, a tax benefit shortfall from stock compensation grants in the current period that increased income tax expense and the effect of permanent differences between our financial statements and income tax returns.

Global Services Division

We recorded an income tax expense for the Global Services Division of $62,556 for the period from March 20, 2008 through May 31, 2008. The effective tax rate for the Global Services Division for this period was 47.2%.

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51, (“SFAS 160”).” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the Company’s fiscal 2010, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. The Company does not currently expect that the adoption of this pronouncement will have any effect on its financial statements since all of its existing subsidiaries are wholly owned.

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

Liquidity and Capital Resources

Cash at May 31, 2008 of $1.27 million represented a decrease of $982,726 from $2.25 million at August 31, 2007. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit. Borrowings under our line of credit at May 31, 2008 decreased to approximately $400,000 from $5.85 million at August 31, 2007. As of May 31, 2008, our net working capital (defined as the excess of our current assets over our current liabilities) was approximately $2.05 million less than it was at August 31, 2007. The decrease in working capital is mainly due to the increase in current liabilities associated with the acquisition of Luceo. The purchase price for the acquisition of Luceo consisted of cash paid at closing in an aggregate amount of $1,795,000, which was funded through the borrowings under the Credit Facility and the issuance of a subordinated promissory notes in a principal amount of $820,000 which is payable in two equal installments of $410,000 each on the 12 month and 18 month anniversaries of the closing.

In addition, the decrease in working capital is also due to payments made on the various notes payable totaling to approximately $1.03 million and change in the classification of the $1.1 million, 8% subordinated note payable to DARR Westwood LLC from long term debt to current portion of long term debt. These decreases in working capital were offset by our positive operating income of $2.07 million for the nine months ended May 31, 2008.

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

Borrowings under the Credit Facility bear interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% (4.50% as of May 31, 2008) for revolving credit loans. Floor plan loans do not bear interest until the Borrower is in default, unless a floorplan loan is unsubsidized, then, such floor plan loan will accrue interest once made, at the rate agreed to by the parties. Interest on outstanding floor plan loans accrues at the rate of 2.5% per annum in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal (7.50% as of May 31, 2008).

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

As of May 31, 2008, we had an outstanding balance of $400,066 under the revolving portion of the Credit Facility and $616,283 of outstanding (included in the Company’s accounts payable) balances plus $885,500 in open approvals under the floor plan portion of the Credit Facility with Lender. As of May 31, 2008, we had net availability of $10.43 million under the revolving portion of the Credit Facility and net availability of $23.67 million under the floor plan portion of the Credit Facility.

As of May 31, 2008, the Company determined that it was in compliance with its financial covenants with the Lender.

As of May 31, 2008, we had open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $29.20 million with outstanding principal of approximately $17.40 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations, and financial condition.

Capital expenditures of $172,964 during the nine months ended May 31, 2008 related primarily to the purchase of computer equipment for internal use, furniture and a delivery truck for our Georgia location. We anticipate our total capital expenditures for our fiscal year ending August 31, 2008 will be approximately $600,000, of which approximately $350,000 will be for the upgrade of our organizational computer system and the remaining $250,000 will primarily be for the purchase of computer equipment for internal use, furniture, delivery trucks and leasehold improvements.

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

Intangible assets at May 31, 2008 and August 31, 2007 consisted of the value ascribed to customer relationships and noncompete assets. The assets ascribed to customer relationships are being amortized on a straight-line basis over 9 to 15 years. The assets ascribed to noncompete assets are being amortized on a straight-line basis over 5 years. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Item 3.  Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our balance on the line of credit at May 31, 2008 was approximately $400,000. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $4,000 annually.

Item 4T.  Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit 10.1– Stock Purchase Agreement by and among Emtec Global Services LLC, Luceo, Inc. and Sivapatham Natarajan dated March 20, 2008, incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed March 26, 2007.

Exhibit 21.1 - List of Subsidiaries.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated July 14, 2008.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated July 14, 2008.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated July 14, 2008.

Exhibit 32.2 - Section 1350 Certificate of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated July 14, 2008.

Exhibit 99.1– Subordinated Promissory Note dated March 20, 2008 issued by Emtec Global Services, LLC in favor of Sivapatham Natarajan.

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

Date: July 14, 2008