Form 10-K
period 2008-08-31
EMTEC INC/NJ
filed 2008-12-01
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to .

Commision File Number: 0-32789

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

Title of Class

Common Stock $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, non-accelerated filer or “smaller reporting company.” See definitions of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2008 was approximately $3,589,044 computed by reference to the closing price of the common stock for that date.

As of November 14, 2008, there were outstanding 14,849,591 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III – Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders

EMTEC, INC.
2008 FORM 10-K ANNUAL REPORT

References in this Annual Report to “we,” “us,” or “our” are to Emtec, Inc. and its subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended August 31, 2008 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure, or other budgets, which may in turn affect our business, financial position, results of operations and cash flows.

i

PART I

Item 1. Business

Introduction

Emtec, Inc. (“the Company”) is an information technology (“IT”) company, providing consulting, services and products to commercial, educational institutions, U.S. federal, state and local government clients. Our services and products address the technology needs of our clients including communications, data management, enterprise computing, managed services, storage and data center planning and development. Our solutions are crafted to enable our clients to become more efficient and effective, thereby making them more profitable and giving them a competitive advantage. To date, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively endeavoring to increase the portion of our revenues that are derived from IT services.

Our primary business objective is to become a leading single-source provider of high quality and innovative IT consulting, services and products. Through our strategic partners, we have an expanded array of products and technology solutions to offer our clients.

Over the past two decades, we have built strong relationships with leading manufacturers, such as Sun Microsystems, IBM, LENOVO, HP, Dell, CISCO, Microsoft, Samsung, Symantec and Citrix, thereby enabling us to provide cutting-edge, scalable, reliable and secure solutions. This development along with our background in information technology, positions us as a single-source provider of information systems and network solutions.

Our clients are primarily large business organizations, federal, state and local governments, local school districts, and other large and mid-sized companies located throughout the United States. We service our client base from leased facilities in California, Georgia, Florida, Illinois, New Jersey, New York and Virginia as well as three sales offices in the southern and western United States.

Our executive offices are located at 525 Lincoln Drive, 5 Greentree Center, Suite 117, Marlton, New Jersey; telephone: (856) 552-4204. Our website is www.emtecinc.com. We have made available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC. The information on our website is not part of this Annual Report.

Recent Acquisitions

On March 20, 2008, we acquired through our subsidiary, Emtec Global Services LLC, (“EGS”) all of the outstanding stock of Luceo, Inc. (“Luceo”) headquartered in Naperville, Illinois. The purchase price consisted of (i) cash at closing in an aggregate amount equal to $1,795,000; (ii) a subordinated promissory note in a principal amount of $820,000 which is payable in two equal installments of $410,000 each on the 12 month and 18 month anniversaries of the closing and (iii) contingent payments of additional cash consideration each year for the next three years on the anniversary of the closing if certain performance goals are met. The purchase price may be reduced pursuant to a post-closing working capital adjustment. During the year ended August 31, 2008, the purchase price was reduced by $68,489 in connection with the working capital adjustment. Luceo offers a broad range of software consulting services, including Enterprise Resource Planning (“ERP”) software implementation, applications development, systems management, support, database and systems administration. Luceo’s clients span a range of vertical markets including high tech, pharmaceutical, and insurance.

On August 13, 2008, we acquired through EGS, all of the outstanding stock of eBusiness Applications Solutions, Inc. (“eBAS”) and Aveeva, Inc. (“Aveeva”) headquartered in Fremont, California, and their Indian subsidiary, Aviance Software India Private Limited (“Aviance”), headquartered in Bangalore, India. The purchase price consisted of (i) cash at closing in an aggregate amount equal to $7,313,500 and (ii) the potential right to receive contingent consideration of $1 million each year for the next three years on the anniversary of the closing if certain performance goals are met. Aveeva and eBAS offer a broad range of software consulting services, including business analysis, quality assurance, testing, and training as well as SAP, CRM, Oracle Apps and Java based solutions.

Industry Background

The broad market in which we compete is the provision of IT services and products. This marketplace consists of traditional IT services such as hardware and software procurement, lifecycle services, and network consulting, as well as internet services such as web enablement, remote network monitoring, help desk services and information security.

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

The decision-making process that confronts companies when planning, selecting, and implementing IT infrastructure and services continues to grow more complex. Organizations are continually faced with technology obsolescence and must design new networks, develop improved technology and upgrade and migrate to new systems. Many companies today face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in government regulations, globalization and technology innovation. In response to these challenges, many organizations are focused on improving productivity, increasing service levels and lowering costs and expediting delivery times. In order to achieve these goals, companies are focusing on improving IT to facilitate faster, more responsive, lower-cost business operations. The development, integration and on-going maintenance of improved operations can present major challenges and require highly skilled professionals trained in diverse technologies, and many companies are now outsourcing these function to independent providers of IT services. Additionally, companies also require additional technical resources to maintain, enhance and re-engineer their core legacy IT systems to address application maintenance projects. Increasingly, many IT departments have shifted all or a portion of their IT development, integration and maintenance requirements to outside service providers operating with on site and/or offshore IT resources. Global demand for high quality, lower cost IT services from outside providers has created a significant opportunity for IT service providers that can successfully leverage the benefits of and address the challenges in using offshore talent. India is a leader in IT services; it is regarded as having one of the largest and highest quality pools of IT talent in the world.

Regarding the federal government business, the U.S. federal government is one of the largest purchasers of IT products and services in the world and one of the largest users of outside contractors. The use of outside contractors is driven primarily by an effort to address specific skills needed by the federal government. There is a high demand requirement for certain service capabilities such as security, storage, networking and integration. Engagements support mission-specific goals rather than routine and deferrable office automation efforts. While the government will likely always support small and disadvantaged businesses, efforts toward shared data and IT functions across agencies should increase the need for vendors with scale as prime contractors. U.S. federal government IT spending growth is expected to outpace the growth of private sector spending.

Our Strategy

Our business objective is to maximize shareholder value and to be considered by our clients as one of their most trusted advisors as well as being recognized as the premier IT infrastructure services company by our partners. Emtec is dedicated to optimizing our client’s technology infrastructure to support their organizational, financial and service level objectives. Through our recent acquisitions of Luceo and eBAS/Aveeva, we believe we have created a strong, stable platform for growth and management depth. Through our strategic partners, we have an expanded array of products and technology solutions to offer our clients. We believe that by working with a single-source provider, organizations will be able to adapt more quickly to technological changes and reduce their overall IT costs. To this end, we are pursuing the following strategies:

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

Capitalizing on Existing Relationships

We have invested in training and committed resources to obtain company certifications from key industry manufacturers, and have entered into agreements with most of these manufacturers, such as Sun Microsystems, IBM, LENOVO, HP, Dell, CISCO, Microsoft, Samsung, Symantec and Citrix. These agreements grant us a nonexclusive right to purchase the manufacturer’s hardware and license its software for our internal business use and for commercial integration and resale. Typically, our agreements with such manufacturers, such as those with Sun Microsystems, IBM, LENOVO, CISCO, Microsoft, and Citrix, provide for a one-year term, renewable by the parties for successive one-year terms and are terminable by either party on prior written notice ranging from 30 to 45 days. They generally do not contain financial terms for resale of the manufacturer’s products; such terms are separately governed by purchase orders.

Moreover, we believe that our history of satisfying the IT product requirements of our larger clients is facilitating the marketing of our broad range of services to this important segment of our clientele. The addition of Luceo and eBAS/Aveeva has expanded our service offerings in areas of ERP and programming technologies along with enriching our client base in a variety of industry verticals including technology, telecommunications, financial services, pharmaceutical, insurance and manufacturing.

Our Business

IT Reseller

We are an authorized reseller of the products of many leading IT manufacturers, such as 3Com, CISCO, HP, LENOVO, IBM, Intel, Microsoft, NEC, Symantec, Samsung, Dell, and Sun Microsystems. Such products include workstations, servers, networking and communications equipment, enterprise computing products and application software. Our business depends in large part upon our ongoing access to well established aggregators, as well as directly with manufacturers to enable us to acquire IT products at competitive prices and on reasonable terms for resale to our clients. Typically, we have not entered into any long-term supply contacts with any of our suppliers as we purchase computers, computer systems, components and parts on a purchase order basis. In general, our agreements with any of our suppliers including manufacturers can be terminated by such companies at any time upon 30 to 45 days prior notice.

Through our vendor alliances, we provide our clients with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing, and delivery. Our relationships with our suppliers allow us to minimize inventory risk by ordering products primarily on an as-needed basis. We believe that in most cases our ability to acquire products on a cost-plus basis affords us the opportunity to avail ourselves of prices lower than those that could be obtained independently from manufacturers or other vendors. We utilize electronic ordering and pricing systems that provide real-time status checks on the aggregators’ inventories and maintain electronic data interchange links to other suppliers. Our sales team is thereby able to schedule shipments more accurately and to provide electronically-generated client price lists.

We receive manufacturer rebates resulting from certain equipment sales. In addition, we receive volume discounts and other incentives from various suppliers. Our accounting policy is to reduce the cost of revenues for rebates, discounts and other incentives received from these suppliers. Except for products in transit or products awaiting configuration at our facility, we generally do not maintain large inventory balances. Our primary vendors limit price protection to that provided by the manufacturer (generally less than 30 days) and they restrict product returns, other than defective returns, to a percentage (the percentage varies depending on the vendor and when the return is made) of products purchased. Those returns must occur during a defined period, at the lower of the invoiced price or the current price, subject to the specific manufacturer’s requirements and restrictions.

Our IT reseller activities accounted for approximately 86.4%, 87.4% and 87.6% of our total revenues for the twelve months ended August 31, 2008, 2007 and 2006, respectively.

IT Services

Managed Services and Staff Augmentation Solutions:  We manage and support clients’ networks through the utilization of help desk and network monitoring services as well as through our own on-site engineering resources. This allows organizations to focus the majority of their efforts on their businesses — rather than managing their IT infrastructures. Services to clients include business analysis, quality assurance as well as SAP, CRM, Oracle Apps, and Java based solutions. Clients span a range of vertical markets including technology, telecommunications, financial services, pharmaceuticals, insurance and manufacturing.

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

Data Access Solutions:  We enable on-demand access to information from anywhere over any network; our mobility, messaging, and management solutions provide secure data access, which we believe will increase business productivity, and reduce IT costs for our clients.

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

Lifecycle Management Services:  Our lifecycle management services are designed to provide clients with continuous availability of service and support throughout the lifecycle of their IT investments, including the full spectrum of IT product acquisition and support services needed to support server environments. Our services include:

•	evaluation and prioritization of business objectives to determine the best course of action for our clients;
•	consultation with clients to identify the right IT products and services for their needs;
•	leveraging our vendor relationships to quickly source the right combination of products;
•	providing logistical support needed to deploy a major technology roll out; and
•	providing continuous support to enable a client to improve end-user satisfaction, minimize downtime, and lower the total cost of ownership.

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

Training:  We offer a dynamic IT training program that keeps abreast of industry trends and market requirements. Areas of study include: software quality assurance, software development life cycle, IT project management, unified modeling language, software test automation, IT business analysis, data warehousing and business intelligence, ERP and web application development.

Our IT services activities accounted for approximately 13.6%, 12.6% and 12.4% of our total revenues for the twelve months ended August 31, 2008, 2007 and 2006, respectively.

Backlog

Since the majority of our revenue is on a purchase/work order basis, we do not have a significant backlog of business. Accordingly, backlog is not material to our business or indicative of future sales.

Distribution

Through our vendor alliances, we provide our clients with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing, and delivery. Our relationships with our suppliers allow us to minimize inventory risk by ordering products primarily on an as-needed basis. We believe that in most cases our ability to acquire products on a cost-plus basis affords us the opportunity to avail ourselves of prices lower than those that could be obtained independently from manufacturers or other vendors. We utilize electronic ordering and pricing systems that provide real-time status checks on the aggregators’ inventories and maintain electronic data interchange links to other suppliers. Our sales team is thereby able to schedule shipments more accurately and to provide electronically-generated client price lists. Typically, our agreements with any of our suppliers including manufacturers can be terminated by such companies at any time upon 30 days prior notice.

Marketing

Our marketing efforts are focused on:

•	broadening our public image as an IT service provider;
•	promoting our offerings to current clients, prospects, partners, and investors;
•	maintaining a constant flow of marketing communications to increase and maintain our market presence;
•	driving prospects to our web site; and
•	increasing overall inquiries and sales from all sources.

Our marketing division is charged with sales lead generation. Through diverse efforts that include print and electronic advertising, seminars, tradeshows, direct mail, public relations, telemarketing, a bi-monthly newsletter, and through our website we create multiple and frequent “touches” of our prospective clients. The primary goal is to increase the number of face to face meeting opportunities between our account team and prospective clients, and to drive additional opportunities through our sales pipeline. During the fiscal year 2009, a major marketing effort will focus on promoting our IT services capabilities with both current and prospective clients as a result of our recent acquisitions of Luceo and eBAS/Aveeva.

Customers

Our clients are primarily large business organizations, federal, state and local governments, local school districts and other large and mid-sized companies located throughout the United States. The majority of our sales are drawn from various civilian and military U.S. governmental departments and agencies. We service our client base from leased facilities in California, Florida, Georgia, Illinois, New Jersey, New York, and Virginia as well as three sales offices in the southern and western United States.

Our governmental agency clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Commerce and the General Service Administration (“GSA”). Our state and local government clients include various agencies in the State of New Jersey and other local government units. Educational institution clients primarily include K-12 school districts in Georgia and Florida.

The government utilizes a variety of contracting methods when purchasing from us, including negotiated bids, pre-negotiated blanket purchase agreement contracts and open-market procurements when purchasing from us. We participate in formal government bids for all contract types, and also processes orders received on existing contracts on an ongoing basis.

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

We hold a GSA contract for the sale of IT products and services. Schedule 70 contracts are multi-award schedule contracts managed by the GSA IT Acquisition Center. The current contract is operating under an extension through December 31, 2008, which may be extended through March 2018 at the option of GSA IT Acquisition Center. Additionally, we hold two Indefinite Delivery Indefinite Quantity (“IDIQ”) contracts that are valid for all federal government agencies. An Army Desktop and Mobile Computing-2 (“ADMC-2”) prime contract issued to us by the Army Small Computer Program provides all military departments (and other authorized government agencies) the ability to purchase desktops, laptops, thin clients/server-based computing, ruggedized computers, peripheral devices and related accessories. The ADMC-2 contract is valid thru April 2016. A National Aeronautics and Space Administration — Solutions for Enterprise-Wide Procurement IV (“SEWP IV”) prime contract issued to us by NASA provides all governmental agencies with the means to purchase a wide variety of IT products and related integration and installation services. Specifically for the SEWP IV contract, we are considered a large business; and the SEWP IV contract is valid through April 2014.

Our subsidiary, Emtec Federal, Inc. (“Emtec Federal”), maintains a small-business designation with the federal government under certain contracts based upon our size. As a small business, Emtec Federal enjoys a number of benefits, including being able to compete for small business orders, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering government agencies an avenue to meet their internal small business purchase goals.

It is expected that federal government business revenues will continue to represent a large portion of our total revenues as we continue to strive to penetrate wider and deeper into various civilian and military agencies. During the three fiscal years ended on August 31, 2008, 2007 and 2006, U.S. governmental department and agency related sales accounted for approximately 52.1%, 52.3%, and 52.6% of our total revenues, respectively. The federal government business typically experiences increased activity during the months of August through November.

Government Contracts Potentially Subject to Termination

Our contracts with the U.S. federal state and local government clients are generally subject to termination, in whole or part, at the convenience of the government parties or if funding becomes unavailable.

Competition

The IT services industry is highly competitive. Our competitors include established computer product manufacturers (some of which supply products to us), distributors, computer resellers, systems integrators, and other IT service providers. In addition, many computer product manufacturers also sell to clients through their direct sales organizations and certain of them have announced their intention to enhance such direct sales efforts.

Many of our current and potential competitors have longer operating histories and substantially greater financial, sales, marketing, technical and other resources than we do. As a result, our competitors may be able to adapt more quickly to changes in client needs or to devote greater resources than we can to the sales of IT products and the provision of IT services. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with our other competitors or with our clients, offering new or improved products and services to our clients or increasing their efforts to gain and retain market share through competitive pricing. Although we hold a GSA designated Schedule 70 contract, an ADMC-2 prime contract, a SEWP IV prime contract, and have contracts with the State of New Jersey, State of New York, Gwinnett County School System, Duval County School System and Tiffany & Co., we typically have no ongoing written commitments from any clients to purchase products, and all product sales are made on a purchase-order basis.

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

Employees

As of November 4, 2008, we employed 574 individuals, including 388 IT services and consulting staff including support personnel, 101 sales, marketing and related support personnel, 54 operations and administration personnel, and 31 employees in accounting, finance, and human resources. We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. We believe that our relations with our employees are good.

Available Information

The public may read and copy any materials filed by us with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington D.C. 20549. The public may obtain information about the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

In addition, we make available free of charge on our website at www.emtecinc.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

We cannot assure you that we can successfully increase the portion of our revenues derived from IT services. If we are unsuccessful, our future results may be adversely affected.

Our transition from an emphasis on reselling IT products to an emphasis on providing IT services has placed significant demands on our managerial, administrative and operational resources. Our ability to manage this transition effectively is dependent upon our ability to develop and improve operational, financial, and other internal systems, as well as our business development capabilities, and to attract, train, retain, motivate, and manage our employees. If we are unable to do so, our ability to effectively deliver and support our services may be adversely affected. Further, our transitional efforts to access higher-margin services and consulting revenues may result in reduced IT product sales. If we successfully expand our IT services offerings, periods of variability in utilization may continue to occur. In addition, we are likely to incur greater technical training costs during such periods. Historically, our IT reseller activities accounted for approximately 86.4%, 87.4% and 87.6% of our total revenues for the year ended August 31, 2008, 2007 and 2006, respectively. In contrast, our IT services activities accounted for approximately for 13.6%, 12.6% and 12.4% of our total revenues for the year ended August 31, 2008, 2007 and 2006, respectively.

Our new services have not achieved widespread client acceptance. If they do not achieve market acceptance, our profit potential may be adversely affected.

We have limited experience in developing, marketing, or providing these services. We cannot assure you that we will be able to successfully market such services to either new or existing clients, that our services will achieve market acceptance, or that we will be able to effectively hire, integrate, and manage additional technical personnel to enable us to perform these services to our clients’ expectations.

Our business will suffer if we fail to develop new services and enhance our existing services in order to keep pace with the rapidly evolving technological environment.

The IT services market is characterized by rapid technological change, evolving industry standards, changing client preferences and new product and service introductions. Our future success will depend on our ability to develop solutions that keep pace with changes in the IT services market. We cannot assure you that we will be successful in developing new services addressing evolving technologies on a timely or cost-effective basis or, if these services are developed, that we will be successful in the marketplace. In addition, we cannot assure you that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

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

The most significant cost relating to the services component of our business is personnel expense, which consists of salaries, benefits and payroll related expenses. Thus, the financial performance of our service business is based primarily upon billing margins (billable hourly rates less the costs to us of service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours). The future success of the services component of our business will depend in large part upon our ability to maintain high utilization rates at profitable billing margins. The competition for quality technical personnel has continued to intensify, resulting in increased personnel costs. This intense competition has caused our billing margins to be lower than they might otherwise have been. Our utilization rates for service personnel likely will also be adversely affected during periods of rapid and concentrated hiring.

Competition for highly skilled technical personnel is intense and the success of our business depends on our ability to attract and retain highly skilled professionals.

Our future success will depend to a significant extent on our ability to attract, train and retain highly skilled IT development professionals. In particular, we need to attract, train and retain project managers, IT engineers and other senior technical personnel. We believe there is a shortage of, and significant competition for, IT development professionals in the United States with the advanced technological skills necessary to perform the services we offer. We have subcontracted, to a limited extent in the past, and may do so in the future, with other service providers in order to meet our obligations to our clients. Our ability to maintain and renew existing engagements and obtain new business will depend, in large part, on our ability to attract, train and retain technical personnel with the skills that keep pace with continuing changes in information technology, evolving industry standards and changing client preferences. Further, we must train and manage our growing work force, requiring an increase in the level of responsibility for both existing and new management personnel. We cannot assure you that the management skills and systems currently in place will be adequate or that we will be able to train and assimilate new employees successfully. Our failure to attract, train and retain current or future employees could have a material adverse effect on our business, results of operations and financial condition.

Our growth may be hindered by United States Citizenship and Immigration Services restrictions.

Our future success will depend on our ability to attract and retain employees with technical and project management skills from developing countries, especially India. The vast majority of our IT professionals in the United States are Indian nationals. The ability of Indian nationals to work in the United States depends on obtaining the necessary visas and work permits.

The H-1B visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a Baccalaureate Degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that United States Citizenship and Immigration Services, or USCIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year. In years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States. In the current federal fiscal year, the limit is 65,000. The federal fiscal year 2009 cap was reached in April 2008. The fiscal year 2009 cap of 20,000 for graduates of U.S. advanced degree programs was also reached in April 2008. We were able to file H-1B applications against the fiscal year 2009 cap beginning on April 1, 2008 for work in H-1B status beginning on October 1, 2008. Each year the H-1B cap is reached at an earlier point prior to the beginning of the fiscal year for which the H-1B’s will be available. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits. We are currently subject to such an investigation.

We also process immigrant visas for lawful permanent residence for employees to fill positions for which there are no able, willing and qualified U.S. workers available to fill the positions. Compliance with existing U.S. immigration and labor laws, or changes in those laws making it more difficult to hire foreign nationals or limiting our ability to successfully obtain permanent residence for our foreign employees in the United States, could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States. Any of these restrictions or limitations on our hiring practices could have a material adverse effect on our business, results of operations and financial condition.

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

Our operating results have been, and will continue to be, impacted by changes in technical personnel billing and utilization rates. Moreover, we expect that downward pricing pressure will persist due to the continued commoditization of computer products. Further, there are numerous other factors, which are not within our control that can contribute to fluctuations in our operating results, including the following:

•	patterns of capital spending by clients;
•	the timing, size, and mix of product and service orders and deliveries;
•	the timing and size of new projects, including projects for new clients; and
•	changes in trends affecting outsourcing of IT services.

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

Failure to comply with the financial covenants under our credit facility would allow our lender to call for repayment of our outstanding borrowings.

Our credit facility contains financial covenants. As of August 31, 2008, the Company was in compliance with its net income financial covenant and the Company had $8.58 million outstanding under the revolving portion of the credit facility, and balances of $2.05 million (included in the Company’s accounts payable) outstanding plus $444,700 in open approvals under the floor plan portion of the credit facility with the lender. Net availability of $14.44 million was available under the revolving portion of the credit facility, and $6.49 million was available under the floor plan portion of the credit facility, as of August 31, 2008. However, there can be no assurance that we will be in compliance with all of our financial covenants in future and the lender will not immediately call for repayment of the outstanding borrowings under the credit facility.

Our lenders may have suffered losses related to the weakening economy and may not be able to fund our borrowings.

Our lenders, including the lender for our credit facility, could have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our credit facility or to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our credit facility because of a lender default or to obtain other cost-effective financing.

Reduction in or elimination of our credit facilities with our primary trade vendors could have a material adverse effect on our business and operations.

As of August 31, 2008, our open terms credit lines with our primary trade vendors, including aggregators and manufacturers was $32.2 million. Under these credit lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without a notice, and this action could have a material adverse affect on our business, result of operations, and financial condition.

Our revenues are derived from a few major clients, the loss of any of which could cause our results of operations to be adversely affected.

A large portion of our revenues is drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of

Commerce and the GSA. During the last three fiscal years ended on August 31, 2008, 2007 and 2006, U.S. governmental department and agency related sales accounted for approximately 52.1%, 52.3%, and 52.6% of our total revenues, respectively.

Either of the following additional risk factors could have a material negative impact on our business:

•	seasonality of federal government related business makes future financial results less predictable; and
•	due to our dependence on governments demand for IT products, a material decline in overall sales to the government as a whole, or to a certain key agency thereof, could have a material adverse effect on our results of operations.

Adverse changes in U.S. Federal Government fiscal spending could have a negative effect on our sales, gross margin, and cash flow.

Changes in U.S. Federal Government spending policies or budget priorities could directly affect our financial performance. Among the factors that could materially harm our business are:

•	a significant decline in spending by the U.S. Federal Government in general or by specific departments or agencies in particular, which may occur if lower tax revenues are received by the government as a result of any economic slow-down;
•	changes in the structure, composition and/or buying patterns of the U.S. Federal Government;
•	the adoption of new laws or regulations changing procurement practices; or
•	delays in the payment of our invoices by government payment offices.

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

Our sales are highly dependent on the government’s demand for IT products. We believe that U.S. Federal Government contracts will continue to be a source of the majority of our sales for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the U.S. Federal Government would cause serious harm to our business. A material decline in overall sales to the U.S. Federal Government as a whole, or to certain key agencies thereof, could have a materially adverse effect on our results of operations. Among the key factors in maintaining our relationships with U.S. Federal Government agencies are:

•	our performance on individual contracts and delivery orders;
•	the strength of our professional reputation;
•	the relationships of our key executives with client personnel; and
•	our compliance with complex procurement laws and regulations related to the formation, administration and performance of U.S. Federal Government contracts.

To the extent that our performance does not meet client expectations, or our reputation or relationships deteriorate, this would cause a negative effect on our sales, profitability and cash flow. Noncompliance with government procurement regulations or contract provisions could result in substantial monetary fines or damages, suspension or debarment from doing business with the U.S. Federal Government and civil or criminal liability.

We may not qualify as a small business for new contract awards.

Emtec Federal maintains a small-business designation with the federal government under certain contracts based upon our size status. As a small business, Emtec Federal enjoys a number of benefits, including being able to compete for small business orders, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering government agencies an avenue to meet their internal small business purchase goals.

A company’s size status under a contract is based on the North American Industry Classification System (“NAICS”) Code referenced in the subject’s contract solicitation. Depending on the NAICS Code referenced in a solicitation, Emtec Federal may or may not qualify as a small business for new contract awards. Additionally, Federal Acquisition Regulations, effective June 30, 2007, requires a small business contractor to recertify its size status prior to an extension of a contract with a term of longer than five years, and in other specific circumstances.

We are subject to regular review and audit by our government clients, government auditors and others, and these reviews can lead to the non-renewal or termination of existing contracts, legal actions, fines and liabilities and other remedies against us.

From time to time, we are subject to review and audit by governmental agencies relating to our governmental business as well as our taxes. Given the demands of working for governmental agencies, we expect that from time to time we will have disagreements or experience performance issues with the various government clients for which we work. If performance or other issues arise as a result of any investigative process, the government retains the right to pursue remedies, which could include fines or the threatened termination, termination or non-renewal under any affected contract. If any fines are levied or contract so terminated or not renewed, our ability to secure future contracts could be adversely affected. Further, the negative publicity that could arise from disagreements with the government could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts, and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.

If we are unable to generate sufficient revenues, we may have to further down size.

For fiscal years ended August 31, 2008 and 2007, revenues decreased to $211.0 million from $217.0 million. If we are unable to increase our revenues in future periods, whether due to the effects of the economic downturn on our commercial business or otherwise, then we may be forced to consolidate our operations to reduce operating expenses sufficiently to achieve profitable operations. There can be no assurances that we will be able to generate sufficient new business or that our cost containment measures in place will provide us the ability to attain profits in the future.

We have a significant amount of goodwill and intangible assets, the value of which could become impaired.

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. At August 31, 2008, we had approximately $10.70 million and $11.30 million of goodwill and intangible assets, respectively. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and as a result, goodwill is not amortized but tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have set an annual impairment testing date of June 1. If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings, which could have a material adverse effect on our results of operations for the period in which the impairment occurs.

Our quarterly sales and cash flows are volatile, which makes our future financial results difficult to forecast.

Our sales, operating results and cash flows have been, and are expected to continue to be, subject to significant fluctuations from quarter to quarter due to a number of factors including:

•	the seasonality of our business due to the U.S. Federal Government’s buying and funding patterns;
•	fluctuations in our gross margins due to variations in the mix of products and services sold;
•	the number, size and scope of orders from our clients;
•	availability of price protection, purchase discounts and rebate programs from vendors;
•	contractual terms and degree of completion of projects;
•	changes in our sales cycles as we move towards solution selling; and
•	changes in accounting rules, such as recording expenses for employee stock option grants and tax accounting principles.

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

We must maintain our status as an authorized reseller/service of IT products. The loss of any one such authorization could have a material adverse effect on our business and operations.

We are materially dependent on our continued status as an approved reseller of IT products and our continued authorization as an IT service provider. Without such authorizations, we would be unable to provide the range of products and services we currently offer, including warranty services and manufacturers support services contracts. Our resale agreements with manufacturers generally are terminable by manufacturers upon 30 days’ prior written notice. The loss of one or more of such authorizations could have a material adverse effect on our business and results of operations.

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

Many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. Our failure or inability to meet a client’s expectations in the performance of our services could result in a material adverse change to the client’s operations and therefore could give rise to claims against us or damage our reputation, adversely affecting our business, results of operations, and financial condition.

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

Our share price has been volatile due, in part, to the general volatility of the securities market. Factors other than our operating results may affect our share price may include the level of perceived growth of the industries in which we participate, market expectations of our performance success of the partners, and the sale or purchase of large amounts of our common stock.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of internal control over financial reporting and our external auditors’ audit of that assessment require the commitment of significant financial and managerial resources. Further, our Board of Directors (“Board”), Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified Board members and executive officers, which could harm our business.

Pursuing strategic acquisitions may not be successful and could increase our selling, general and administrative expenses significantly.

We are seeking to expand our service offerings. We plan to enhance our base of technical and sales personnel, and to nurture and expand client relationships by means of acquisitions of companies whose businesses complement our businesses and, in particular, expand into the area of software consulting services. We intend to focus on companies with management teams who are willing to commit to long-term participation in our organization and who share our vision of continued growth. For the year ended August 31, 2007, our selling, general and administrative expenses included potential acquisition-related costs of $1.10 million. $678,116 of these costs were due to the termination of the Stock Purchase Agreement with Configuration Management, Inc., which included $500,000 in advance payments made against the purchase price and $178,116 in professional fees and other related expenses, and the remaining $424,140 were associated with other potential acquisition-related due-diligence fees and fees charged by the potential lender.

If we make future acquisitions of companies, technology and other assets we may be exposed to numerous risks such as difficulty integrating acquired companies, technologies and assets or generating an acceptable return on our investment.

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

Restrictions in non-competition agreements with former shareholders of acquired companies may not be enforceable.

We have entered into non-competition agreements with former shareholders of acquired companies. We cannot be assured, however, that the restrictions in these agreements prohibiting such former shareholders from engaging in activities that are competitive with the businesses that we have acquired are enforceable.

A significant or prolonged economic downturn could have a materially adverse effect on our revenues and profit margins.

Our financial results are impacted by the level of business activity of our clients, in particular our commercial clients. Continued economic downturns may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business.If our commercial clients enter bankruptcy or liquidate their operations, our revenue could be adversely affected. There can be no assurance that weakening economic conditions throughout the world will not adversely impact our results of operations and/or financial position.

We could find it challenging to obtain financing for future acquisitions in today’s environment.

The current state of the global credit markets could hinder our ability to secure financing for future acquisitions and/or could make obtaining the necessary financing cost prohibitive. The tightening of credit markets could limit our ability to fully execute our growth strategy and expand our business because there will be fewer acquisition opportunities available or only smaller acquisition opportunities that can still be financed.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease space in ten locations. Our corporate headquarters is currently located in Marlton, New Jersey. The following table contains information about each of our leased facilities:

Address	(Size in Square Feet)	Monthly Rent	Expiration Date
525 Lincoln Drive, 5 Greentree Center, Marlton, NJ 08053	2,920	$4,034	November 30, 2009
500 Satellite Blvd. Suwannee, GA 30024	26,284	$15,832	November 30, 2009
7843 Bayberry Road Jacksonville, FL 32256	3,340	$2,435	February 28, 2009
40 Shuman Blvd. Suite 268 Naperville, IL 60563	987	$1,102	April 30, 2009
11 Diamond Road Springfield, NJ 07081	42,480	$15,000	April 30, 2009
14121 Parke Long Court Suite 200 Chantilly, VA 20151	5,837	$9,407	August 31, 2010
352 Seventh Avenue New York, NY 10001	1,600	$8,855	May 31, 2009
44150 S. Grimmer Blvd. Fremont, CA 94538	20,000	$20,000	August 31, 2011
55 Hightstown Rd. Princeton, NJ 08550	2,000	$3,300	Monthly
Bangalore India	2,500	$1,150	September 15, 2009

We lease eleven guesthouses that are utilized by our consultants during training. The aggregate monthly rent for these guesthouses is $16,350. The leases for these guesthouses expire between January 31, 2009 and April 30, 2009.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Executive Officers of the Registrant

The following table sets forth certain information as to each of our executive officers:

Name	Age	Positions and Offices Presently Held
Dinesh R. Desai	58	Chairman of the Board, Chief Executive Officer and President
Brian McAdams	66	Director and Vice Chairman
Keith Grabel	56	Director and President – Sales and Marketing
Stephen C. Donnelly	50	Chief Financial Officer
Ronald A. Seitz	61	President – Emtec Systems
Frank Blaul	43	Executive Vice President – Sales and Marketing
Sam Bhatt	41	Vice President of Finance and Secretary

Dinesh R. Desai.  Since August 5, 2005, Mr. Desai has been Chairman of the Board, Chief Executive Officer and President of the Company. Prior to August 2005 and from 1986, Mr. Desai has been the Chairman of the Board of Directors and Chief Executive Officer of DARR Global Holdings, Inc., a management consulting firm. Since 2004, he has served as Chairman of the Board of Directors of two private corporations, Westwood Computer Corporation and DARR Westwood Technology Corporation. Mr. Desai was a President, Chief Executive Officer, Co-Chairman of the Board of Directors and an owner of a privately-held manufacturer, Western Sky Industries (“Western Sky”), of highly engineered, proprietary component parts used primarily in aerospace applications. Western Sky grew from approximately $3 million in revenues to over $170 million in revenues during the 1990’s prior to being sold to McKechnie P.L.C. in 1999. Prior to 1986, Mr. Desai spent twelve years with American Can and Arco Chemical in various management positions, including marketing, manufacturing, finance, planning and research and development. Mr. Desai has also served as a member of the Board of Directors of the Enterprise Center, a Nonprofit Organization. Mr. Desai holds a Bachelor of Science Degree in chemical engineering from the Indian Institute of Technology in Bombay, India, and a Masters of Science Degree in both chemical and industrial engineering from Montana State University. He earned a Masters in Business Administration from Temple University in 1978.

Brian McAdams.  Since August 5, 2005, Mr. McAdams has been Director and Vice Chairman of the Company. Prior to August 2005 and from 2001, Mr. McAdams served as a Senior Partner with DARR Global Holdings, as the Vice Chairman of Westwood Computer Corporation, the Chief Executive Officer of Passport Express Services, Inc., and the Chief Executive Officer of My Help Desk, Inc. He has held prior positions as Director at two public companies: Crusader Bank Corporation and National Media Corporation, where he served as both Chairman of the Board of Directors and Chief Executive Officer.

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

Stephen Donnelly.  Since August 5, 2005, Mr. Donnelly has been the Chief Financial Officer of the Company. Prior to August 5, 2005 and since 2002, Mr. Donnelly has been the Chief Financial Officer of DARR Global Holdings, Inc., a management consulting firm. Since 2004, he has served as an officer for Westwood Computer Corporation. Between 1993 and 2002, Mr. Donnelly worked as a Manager and Managing Director for Acquisition Management Services, Inc., a merger and acquisition advisory firm. Prior to that, he has worked as a Director of Operations for a privately-held human resource and employee benefits software developer and as a Financial Manager for a healthcare organization. Mr. Donnelly began his career with the accounting firm of PriceWaterhouse. He is a Certified Public Accountant with a Bachelor’s degree in Accounting from Villanova University, which he obtained in 1980.

Ronald A. Seitz.  Since March 2006, Mr. Seitz has been President of Emtec Systems. Between August 5, 2005 and March 2006, Mr. Seitz was President of Emtec — Southeast Operations. Prior to August 5, 2005, he was our President and Chief Operating Officer since February 2003 and Executive Vice-President and a Director since January 17, 2001 and Executive Vice President of Emtec-NJ since March 1996. Prior to March 1996, he was the Chief Operating Officer of Emtec-NJ. He has been a Director of Emtec-NJ since April 1995. Mr.

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

Frank Blaul.  Since July 15, 2007, Mr. Blaul has been Executive Vice President of Sales and Marketing. Prior to joining Emtec, Mr. Blaul was Vice President of Global Government Sales and Marketing for the global centralized-computing-solutions provider Clear Cube technologies, headquartered in Austin Texas. From 1997 to 2006, Mr. Blaul held Senior Sales, Marketing, and Business Development Leadership with EDS, IBM, and ViON Corporation, an exclusive US Federal, state and local Marketing arm for Hitachi Data Systems (HDS). During this period, Mr. Blaul was credited with total contract awards in excess of $1 billion, resulting in $500 million in new revenue growth, while continually building and developing high performance teams. From 1991 through1997, Mr. Blaul was the President and General Manager of a Mid-Atlantic regional office-products master distributor, a value-added reseller of microcomputer and network-integration solutions serving a broad range of Fortune 500, Government, and SMB client segments. Prior to 1986, Mr. Blaul spent five years with Ruben H. Donnelley Corporation, receiving numerous top-sales-production awards during his tenure. Mr. Blaul continues to remains active with the Armed Forces Electronics Association (AFCEA), Industry Advisory Council (IAC), Potomac Officers Club, and The Northern Virginia Technology Council (NVTC). Mr. Blaul attended Frostburg State University, where he studied Business and Computer Science.

Sam Bhatt.  Since August 5, 2005, Mr. Bhatt has been Vice President of Finance and Secretary. Prior to August 5, 2005, he was our Vice President of Finance and Treasurer of Emtec since January 17, 2001 and of Emtec-NJ since July 2000. Prior to that and from July 1997, he was Director of Accounting for Emtec-NJ. He also held the positions at Emtec-NJ of Accounting Manager (from 1994 to July 1997) and of Senior Accountant (from 1992 to 1994). Mr. Bhatt holds a Bachelor of Science Degree in business administration from Drexel University in Pennsylvania and a Diploma in Hotel Management from the Institute of Hotel Management and Catering Technology in Mumbai, India.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over-The-Counter Bulletin Board market under the symbol “ETEC”. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

Three Months Ended	High	Low
August 31, 2008	$1.20	$0.52
May 31, 2008	$1.20	$0.80
February 29, 2008	$1.21	$0.70
November 30, 2007	$0.86	$0.51
August 31, 2007	$1.01	$0.70
May 31, 2007	$1.09	$0.79
February 28, 2007	$1.59	$0.95
November 30, 2006	$1.27	$1.00

The above quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions. They do not necessarily represent actual transactions.

As of November 14, 2008, there were 488 record holders of our common stock, although we believe that beneficial holders approximate 850.

We have not previously declared any dividends. It is not likely that dividends on shares of our common stock will be declared in the foreseeable future. Under our current loan agreement, we may not declare any dividends without the consent of our lenders. However, even if our lenders consented, the determination and payment of dividends with respect to the shares in the future will be within the discretion of the Board and will depend on our earnings, capital requirements and operating and financial condition, among other factors.

PERFORMANCE GRAPH

The following graph illustrates the cumulative total stockholder return (rounded to the nearest whole dollar) of our common stock during the period from March 31, 2004 through August 31, 2008 and compares it to the cumulative total return on (i) the NASDAQ Composite Index and (ii) the Peer Group Index (capitalization weighted). The comparison assumes a $100 investment on March 31, 2004 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. This table is not intended to forecast future performance of our common stock.

EMTEC, INC.
RELATIVE MARKET PERFORMANCE
TOTAL RETURN MARCH 31, 2004  — AUGUST 31, 2008

	3/04	3/05	8/05	8/06	8/07	8/08
Emtec, Inc	100.00	100.74	177.78	74.07	54.07	73.33
NASDAQ Composite	100.00	101.20	109.00	113.64	135.16	121.90
Peer Group	100.00	93.94	93.76	85.82	108.14	73.82

(1)	Graph assumes $100 invested on March 31, 2004 in the Company’s Common Stock, the NASDAQ Composite Index and the Peer Group Index (capitalization weighted).
(2)	Cumulative total return assumes reinvestment of dividends, if any.
(3)	The Company has constructed a Peer Group Index consisting of computer systems integrators that also provide information technology services and products to their clients, including MTM Technologies, Inc., Pomeroy IT Solutions, Inc., TransNet Corporation, GTSI Corporation, Enpointe Technologies, Inc., Halifax Corporation and Insight Enterprises, Inc. The Company believes that these companies most closely resemble the Company’s business mix and that their performance is therefore representative of the industry.

Item 6. Selected Financial Data

The following selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements including the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both elsewhere in this Report. The data as of August 31, 2008 and 2007 and for each of the three years ended August 31, 2008, 2007 and 2006 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report. The data as of August 31, 2005, and 2004 and for the periods from September 1, 2003 to April 16, 2004 (Darr Predecessor Period) and from April 17, 2004 to August 31, 2004 (Darr Successor Period) have been derived from our audited financial statements, which are not contained in this Report.

	Years Ended August 31,
	2008	2007	2006	2005	(Successor Period) 2004	(Predecessor Period) 2004
Net revenues	$211,156,374	$216,980,138	$224,511,942	$162,632,042	$41,641,604	$88,229,719
Net Income (loss)	$1,321,767	($2,279,987)	$197,915	$826,985	$122,281	$885,837
Net Income per common share (basic & diluted)	$0.09	($0.16)	$0.01	$0.08	$0.01	$0.09

	At August 31,
	2008	2007	2006	2005	2004
Total assets	$62,474,040	$57,806,769	$52,024,813	$70,009,918	$21,737,638
Total long-term debt	754,578	$2,745,514	$2,290,862	$3,010,219	$2,405,084
Total preferred stock*	—	—	—	—	$1,030,000
Total redeemable common stock	—	—	—	$5,500,000	—

*	Liquidation value of $1,030,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the “Risk Factors” outlined in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion as of August 31, 2008 and 2007 and the corresponding data for the years ended August 31, 2008, 2007 and 2006 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report.

Overview

We are an IT company providing consulting, services and products to commercial, educational institution, U.S. federal, state and local government clients. Our services and products address the technology needs of our clients including communications, data management, enterprise computing, managed services, storage and data center planning and development. Our solutions are crafted to enable our clients to become more efficient and effective, thereby making them more profitable and giving them a competitive advantage. To date, the most significant portion of our revenues has been derived from our activities as a reseller of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively endeavoring to increase the portion of our revenues that are derived from IT services.

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

Our financial results can impacted by the level of business activity of our clients, in particular our commercial clients. The current economic downturn may continue to cause reductions in technology and discretionary spending by our clients. Furthermore, business activity from our government clients may also decrease as their spending will be impacted by declining tax revenues associated with this economic downturn.

On March 20, 2008, we acquired through our subsidiary EGS all of the outstanding stock of Luceo, headquartered in Naperville, Illinois. Luceo offers a broad range of consulting/contracting services to clients throughout the United States, which specializes in providing IT project management services, packaged software implementation, web technologies/client server application development and support.

On August 13, 2008, we acquired through our subsidiary EGS all of the outstanding stock of eBAS and Aveeva headquartered in Fremont, California and Aveeva’s Indian subsidiary Aviance, headquartered in Bangalore, India. eBAS and Aveeva offer a broad range of software consulting services including business analysis, quality assurance, testing, and training as well as SAP, CRM, Oracle Apps, and Java based solutions.

Our primary business objective is to become a leading single-source provider of high quality and innovative IT consulting, services and products. Through our strategic partners, we have an expanded array of products and technology solutions to offer our clients.

Quarterly Financial Summary

The consolidated quarterly financial information for the year ended August 31, 2008 includes the accounts and transactions of Luceo and eBAS/Aveeva as of the respective acquisition dates of March 20, 2008 and August 13, 2008.

	Year Ended August 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2008
Revenue	$74,640,186	$44,068,502	$38,929,191	$53,518,495	$211,156,374
Gross Profit	8,644,977	4,971,243	5,695,549	7,624,505	26,936,274
Net Income (Loss)	$1,246,202	$(391,378)	$(151,782)	$618,725	$1,321,767
Net Income (Loss) per share: Basic and Diluted	$0.09	$(0.03)	$(0.01)	$0.04	$0.09

	Year Ended August 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2007
Revenue	$64,939,143	$41,154,373	$44,163,067	$66,723,555	$216,980,138
Gross Profit	6,058,647	4,351,968	4,669,424	8,074,149	23,154,188
Net Income (Loss)	$33,051	$(2,695,744)	$(465,248)	$847,954	$(2,279,987)
Net Income (Loss) per share: Basic and Diluted	$0.00	$(0.19)	$(0.03)	$0.06	$(0.16)

Overview of Financial Statements Presented Herein

The consolidated financial statements for the years ended August 31, 2008 includes the accounts and transactions of Luceo and eBAS/Aveeva as of the respective acquisition dates of March 20, 2008 and August 13, 2008.

Results of Operations

Comparison of Years Ended August 31, 2008 and 2007

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended August 31, 2008 and 2007.

EMTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31,

	2008	2007	Change	%
Revenues	$211,156,374	$216,980,138	$(5,823,764)	-2.7%
Cost of revenues	184,220,100	193,825,950	(9,605,850)	-5.0%
Gross profit	26,936,274	23,154,188	3,782,086	16.3%
Percent of revenues	12.8%	10.7%
Operating expenses:
Selling, general, and administrative expenses	21,892,485	21,830,037	62,448	0.3%
Management fee – related party	—	145,834	(145,834)	-100.0%
Amended employment agreements and management agreement charges	—	2,329,800	(2,329,800)	-100.0%
Rent expense – related party	376,957	357,300	19,657	5.5%
Depreciation and amortization	1,335,695	1,171,815	163,880	14.0%
Total operating expenses	23,605,137	25,834,786	(2,229,649)	-8.6%
Pecent of revenues	11.2%	11.9%
Operating income (loss)	3,331,137	(2,680,598)	6,011,735	224.3%
Percent of revenues	1.6%	-1.2%
Other expense (income):
Interest income – other	(88,741)	(105,507)	16,766	-15.9%
Interest expense	997,714	1,079,209	(81,495)	-7.6%
Other	605	(462)	1,067	-230.9%
Income (loss) before income taxes (benefits)	2,421,559	(3,653,838)	6,075,397	166.3%
Provision for income taxes (benefits)	1,099,792	(1,373,851)	2,473,643	180.1%
Net income (loss)	$1,321,767	$(2,279,987)	$3,601,754	158.0%
Percent of revenues	0.6%	-1.1%

Total Revenues

Our total revenues, by segments, are comprised of the following:

	For the Year Ended August 31,
	2008	2007
Revenues
Systems Division	$204,190,240	$216,980,138
Global Services Division	6,966,134	—
Total Revenue	$211,156,374	$216,980,138

Systems Division

Our Systems Division’s revenues, by client types, are comprised of the following:

	For the Years Ended
	August 31, 2008		August 31, 2007
Departments of the United States
Government	$110,069,255	54.0%	$113,462,452	52.3%
State and Local Governments	11,443,786	5.6%	13,807,391	6.4%
Commercial Companies	49,919,930	24.4%	49,286,075	22.7%
Education and other	32,757,269	16.0%	40,424,220	18.6%
Total Revenues	$204,190,240	100.0%	$216,980,138	100.0%

Systems Division’s revenues decreased $12.79 million, or 5.9%, to $204.19 million for the year ended August 31, 2008, compared to $216.98 million for the year ended August 31, 2007. This decrease is primarily due to an overall decrease in our clients’ IT spending, particularly various governmental agencies in the State of New Jersey and in various civilian and military U.S. governmental departments and agencies and a slow-down in various computer roll-out projects in our education business during the quarter ended August 31, 2008. We believe that this decrease in revenues can be attributed to the current economic downturn.

During the years ended August 31, 2008 and 2007, U.S. governmental department and agency related revenues represented approximately 54.0% and 52.3% of total revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce, and the General Service Administration. Revenues from various civilian and military U.S. governmental departments and agencies decreased by approximately $3.4 million during the year ended August 31, 2008 compared with the year ended August 31, 2007. This is mainly due to a decrease in our volume of business with various civilian and military U.S. governmental departments and agencies due to ordinary course of business reductions by these departments and agencies and the delayed timing of certain projects with these departments and agencies.

We expect that federal government business revenues will continue to represent a large portion of our total revenues as we continue to strive to penetrate wider and deeper into various civilian and military agencies. We have broadened the number of multi-year contracts in which we are participating, and in fiscal 2007, we were one of nine awardees of a U.S. Army contract that contemplates the awardees participating in government purchases that may approximate $5.0 billion in the aggregate for all the awardees over 10 years. Additionally, in fiscal 2007, we were awarded a NASA SEWP IV contract under which we will be able to participate in possible government purchases of IT products and associated services, and we continue to bid on new contracts. Furthermore, during the three months ended August 31, 2008, we were awarded a contract under the Air Force Quarterly Enterprise Buy (“QEB”) program to provide approximately 70,000 monitors and 1,000 convertible personal computer tablets. Under a series of delivery orders, we will manage staged deployments of the systems to various agencies across all United States Air Force Organizations worldwide over the next several months. The federal business typically experiences increased activity during the months of August through November.

The state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies in the State of New Jersey as a result of decreasing tax revenues associated with the slowing economy.

Revenues from commercial clients increased by approximately $633,000 during the years ended August 31, 2008 compared with the year ended August 31, 2007. This increase is primarily attributable to an increase in our ordinary course business with various existing commercial clients.

During the year ended August 31, 2008, revenues from our education business decreased by approximately $7.66 million compared with the year ended August 31, 2007. This decrease is mainly due to the major various computer roll-out projects that we implemented during the three months ended August 31, 2007 compared with recent three months ended August 31, 2008.

Global Services Division

Our Global Services Division’s revenues for period from March 20, 2008 through August 31, 2008, were $6.97 million. Global Services Division consists of revenues from our recently acquired companies Luceo on March 20, 2008 and Aveeva and eBAS on August 13, 2008.

Gross Profit

Our total gross profit, by segments, is comprised of the following:

	For the Year Ended August 31,
	2008	2007
Gross Profit
Systems Division	25,703,980	23,154,188
Global Services Division	1,232,294	—
Gross Profit	26,936,274	23,154,188

Systems Division

Aggregate gross profit for the Systems Division increased $2.55 million, or 11.0%, to $25.70 million for the year ended August 31, 2008 as compared to $23.15 million for the year ended August 31, 2007. This increase is primarily attributable to certain pricing strategies, various volume and other incentive rebates offered by certain manufacturers and distributors, and mix of client type that made up our Systems Division’s revenue for the year ended August 31, 2008.

Measured as a percentage of revenues, our gross profit margin for the Systems Division increased to 12.6% of total revenues for the year ended August 31, 2008 from 10.7% for the year ended August 31, 2007. This increase is primarily attributable to pricing strategies, volume incentive rebates received, the mix of product and services sold, the mix of client type and higher utilization of our technical engineers during this period. We also receive special pricing rebates from various manufacturers. The application of the special pricing rebates to gross profit is also impacted by the price to a client, the cost to purchase the product and the size of the applicable special pricing rebate.

Global Services Division

Our Global Services Division’s gross profit for the period from March 20, 2008 through August 31, 2008, was $1.23 million. Measured, as a percentage of revenues, Global Services Division’s gross profit margin was 17.7% of its revenue for the period from March 20, 2008 through August 31, 2008.

Selling, General and Administrative Expenses

Systems Division

Selling, general and administrative expenses for the Systems Division decreased by $655,889, or 3.0% to $21.17 million for the year ended August 31, 2008, compared to $21.83 million for the year ended August 31, 2007. This decrease in selling, general and administrative expenses for the year ended August 31, 2008 is primarily attributable to following: merger and acquisition related costs expensed during the year ended August 31, 2008 which were approximately $137,000 compared with $1.10 million incurred during the year ended August 31, 2007; stock compensation expense related to the issuance of stock options and non-vested stock which was $287,236 for the year ended August 31, 2008 compared with $427,037 for the year ended August 31, 2007; severance costs of approximately $242,000 which were incurred during the year ended August 31, 2007; office consolidation costs of approximately $125,000 which were incurred during the year August 31, 2007; and provision for doubtful accounts of approximately $274,000 which was recorded during the year ended August 31, 2007.

Excluding the above listed decreases, our selling, general and administrative expenses for the Systems Division increased by approximately $1.09 million for the year ended August 31, 2008 compared with the year ended August 31, 2007. This increase in selling, general and administrative expenses for the year ended August 31, 2008 is mainly due to an increase in sales commission and bonus expense of approximately

$476,000, which is directly related to the increase in our gross profit, as discussed in the gross profit section. The remainder of the approximately $687,000 increase is mainly due to compensation expense related with our investments in building a sales team.

Global Services Division

Our Global Services Division’s selling, general and administrative expenses for the period from March 20, 2008 through August 31, 2008, were $718,337.

Management Fee-Related Party

Systems Division

The Management Services Agreement with DARR Global Holdings, Inc. (“DARR Global”), a related party, was terminated on February 5, 2007. Under the terms of the agreement, DARR Global charged the Company a monthly management fee of $29,167.

Rent Expense-Related Party

Systems Division

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by certain directors and officers of the Company and their related family members. The lease term is through April 2009 with monthly base rent of $15,000. During the year ended August 31, 2008 and 2007, we recorded $180,000 in expense under this lease.

We occupy approximately 26,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA. This space is leased from a limited liability company in which certain officers of our company are passive investors, owning approximately a 20% equity interest. The lease term is for 5 years with monthly base rent of $15,832. During the years ended August 31, 2008 and 2007, the Company recorded expense under this lease totaling to $184,699 and $177,300, respectively.

Global Services Division

We occupy approximately 20,000 square feet of office space in Fremont, CA. This space is leased from the spouse of the President of eBAS/Aveeva. The lease term is for 3 years with monthly base rent of $20,000. During the period ended from August 13, 2008 through August 31, 2008, we recorded $12,258 in expense under this lease.

Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

Systems Division

Depreciation and Amortization expense for the Systems Division increased by 4.7%, or $54,854, to $1.23 million for the year ended August 31, 2008, compared to $1.17 million for the year ended August 31, 2007. This increase in depreciation expense is mainly due to depreciation expense associated with computer equipment purchased during the fiscal year ended August 31, 2007.

Intangible assets of the Systems Division at August 31, 2008 and August 31, 2007 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $1,809,288 and $1,228,936, respectively. The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years. Amortization expense of the Systems Division was $580,351 for each of the years ended August 31, 2008 and 2007.

Global Services Division

Our Global Services Division’s depreciation expense for the period from March 20, 2008 through May 31, 2008, was $2,023.

Intangible assets of the Global Services Division at August 31, 2008 consisted of the estimated value ascribed to customer relationships of $4,200,000 less accumulated amortization of $95,192, and estimated value ascribed to non-compete of $370,000 less accumulated amortization of $11,811. The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 9 years and non-compete covenants are being amortized on a straight-line basis over 5 years. Amortization expense for the Global Services Division was $107,003 for the period from March 20, 2008 through August 31, 2008.

Operating Income (Loss)

Systems Division

Operating income for the Systems Division increased $5.62 million, to $2.94 million for the year ended August 31, 2008, compared to operating loss of $2.68 million for the year ended August 31, 2007. This increase in operating income is primarily attributable to reasons discussed in the sections above including increased gross profit; decreased selling, general and administrative expenses; and the non-recurrence of charges in the year ended August 31, 2008 that were incurred in the year ended August 31, 2007 as a result of the amended employment agreements and management agreement entered into in February 2007.

Global Services Division

Our Global Services Operating income for the period from March 20, 2008 through August 31, 2008, was $392,673.

Interest Expense

Systems Division

Interest expense for the Systems Division decreased by 16.6%, or $179,460, to $899,749 for the year ended August 31, 2008, compared to $1,079,209 for the year ended August 31, 2007. This is primarily attributable to lower balance on various notes payable and a lower average interest rate charged on the line of credit attributable to decreasing prime rate during this period.

Global Services Division

Our Global Services Division’s interest expense for the period from March 20, 2008 through August 31, 2008, was $97,965.

Provision for Income Taxes

Systems Division

We recorded an income tax expense for the Systems Division of $963,641 during the year ended August 31, 2008 as compared to income tax benefit of $1.37 million for the year ended August 31, 2007. The effective tax rate for the Systems Division was 45.3% for the year ended August 31, 2008 versus an effective tax rate of 37.6% for the year ended August 31, 2007. The higher current tax rate was primarily the result of FIN 48 interest expense recorded in the current period classified as income taxes and a tax benefit shortfall from stock compensation grants in the current period that increased income tax expense.

Global Services Division

We recorded an income tax expense for the Global Services Division of $136,151 for the period from March 20, 2008 through August 31, 2008. The effective tax rate for the Global Services Division for this period was 46.2%.

Comparison of Years Ended August 31, 2007 and 2006

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended August 31, 2007 and 2006.

EMTEC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31,

	2007	2006	Change	%
Revenues	$216,980,138	$224,511,942	$(7,531,804)	-3.4%
Cost of revenues	193,825,950	199,382,350	(5,556,400)	-2.8%
Gross profit	23,154,188	25,129,592	(1,975,404)	-7.9%
Percent of revenues	10.7%	11.2%
Operating expenses:
Selling, general, and administrative expenses	21,830,037	22,098,186	(268,149)	-1.2%
Management fee – related party	145,834	350,000	(204,166)	-58.3%
Amended employment agreements and management agreement charges	2,329,800	—	2,329,800	N/A
Rent expense – related party	357,300	355,731	1,569	0.4%
Depreciation and amortization	1,171,815	945,685	226,130	23.9%
Total operating expenses	25,834,786	23,749,602	2,085,184	8.8%
Pecent of revenues	11.9%	10.6%
Operating income (loss)	(2,680,598)	1,379,990	(4,060,588)	-294.2%
Percent of revenues	-1.2%	0.6%
Other expense (income):
Interest income – other	(105,507)	(52,013)	(53,494)	102.8%
Interest expense	1,079,209	1,064,703	14,506	1.4%
Other	(462)	(38,619)	38,157	N/A
Income (loss) before income taxes (benefits)	(3,653,838)	405,919	(4,059,757)	-1000.1%
Provision for income taxes (benefits)	(1,373,851)	208,004	(1,581,855)	-760.5%
Net income (loss)	$(2,279,987)	$197,915	$(2,477,902)	-1252.0%
Percent of revenues	-1.1%	0.1%

Total Revenues

Systems Division

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

Total revenues decreased $7.53 million, or 3.4%, to $216.98 million for the year ended August 31, 2007, compared to $224.51 million for the year ended August 31, 2006. This decrease is mainly due to an overall decrease in our clients’ IT spending, particularly various governmental agencies in the State of New Jersey and in various civilian and military U.S. governmental departments and agencies.

During the years ended August 31, 2007 and 2006, U.S. governmental department and agency related revenues represented approximately 52.3% and 52.6% of total revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA.

The state and local government business remains uncertain as to the tight budgetary pressures continues with governmental agencies in the State of New Jersey.

Our commercial sector has a solid well-established client base to build upon. We expect to expand our product and service offerings to existing clients as well as develop new relationships in the sizable New Jersey/New York marketplace.

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

Systems Division

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

Systems Division

Selling, general and administrative expenses decreased by $268,149, to $21.83 million for the year ended August 31, 2007, compared to $22.10 million for the year ended August 31, 2006. Selling, general and administrative expenses for the year ended August 31, 2007 include the following expenses:

•	Acquisition related costs of $1.10 million. $678,116 of these costs were due to the termination of the Stock Purchase Agreement with Configuration Management, Inc., which included $500,000 in advance payments made against the purchase price and $178,116 in professional fees and other related expenses and the remaining $424,140 were associated with other potential acquisition related due diligence fees and fees charged by the potential lender;
•	stock compensation expense related to the issuance of stock options and non-vested stock was $427,037 for the year ended August 31, 2007;
•	approximately $335,000 in costs for the marketing activities associated with the name change of our subsidiary to Emtec Federal, Inc. from Westwood Computer Corporation were incurred during this period;
•	severance costs paid during the period of approximately $242,000; and
•	approximately $125,000 in costs associated with office consolidation incurred during this period.

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

Management Fee-Related Party

Systems Division

Management fees paid to a related party for the year ended August 31, 2007 compared to the year ended August 31, 2006 decreased by $204,166. This decrease is due to the termination of the Management Services Agreement dated February 5, 2007. Under the terms of the agreement, DARR Global charged the Company a monthly management fee of $29,167.

Amended Employment Agreements and Management Agreement Charges

Systems Division

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

Rent Expense-Related Party

Systems Division

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company, owned by certain directors and officers of the Company and their related family members. The lease term is through April 2009 with monthly base rent of $15,000. During the year ended August 31, 2007 and 2006, we recorded $180,000 in expense under this lease.

We also occupy approximately 21,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA. This space is leased from a limited liability company, in which certain officers of our company are passive investors, owning approximately a 20% equity interest. The lease term is for 5 years with monthly base rent of $12,500. During the years ended August 31, 2007 and 2006, we recorded $177,300 and $175,731 in expense under this lease, respectively.

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

Operating Income (Loss)

Systems Division

Operating loss for the year ended August 31, 2007 was $2.68 million, which included potential acquisition-related costs of $1.10 million and amended employment agreements and management agreement charges of $2.33 million. Without these potential merger-related costs and amended employment agreements and management agreement charges our operating income would have been $749,202 for the year ended August 31, 2007.

Interest Expense

Systems Division

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

Systems Division

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

Recently Issued Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The standard is effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008. The FASB, on February 12, 2008, issued FASB Staff Position (“FSP”) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements from the scope of SFAS No. 157. The Company does not expect adoption of SFAS No. 157 to have a material impact on its financial statements.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards. The standard is effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008. The Company does not expect adoption of SFAS No. 159 to have a material impact on its financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51,” (“SFAS 160”).” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the Company’s fiscal 2010, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. The Company does not currently expect that the adoption of this pronouncement will have any effect on its financial statements since all of its existing subsidiaries are wholly owned.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquire. The provisions of SFAS 141(R) are effective for our business combinations occurring on or after September 1, 2009.

Liquidity and Capital Resources

Cash at August 31, 2008 of $2.02 million represented a decrease of $226,254 from $2.25 million at August 31, 2007. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit. Borrowings under our line of credit at August 31, 2008 increased to $8.58 million from $5.85 million at August 31, 2007. As of August 31, 2008, our net working capital (defined as the excess of our current assets over our current liabilities) was approximately $4.58 million less than it was at August 31 2007. The decrease in working capital and increase in line of credit is mainly due to the acquisition of Luceo on March 20, 2008 and acquisition of eBAS/Aveeva on August 13, 2008. The purchase price for the acquisition of Luceo consisted of cash paid at closing in an aggregate amount of $1,795,000, which was funded through the borrowings under the Credit Facility and the issuance of a subordinated promissory notes in a principal amount of $820,000 which is payable in two equal installments of $410,000 each on the 12 month and 18 month anniversaries of the closing. The purchase price for the acquisition of eBAS and Aveeva consisted of consisted of cash at closing in an aggregate amount equal to $7,313,500, which was funded through the borrowings under the Credit Facility. These decreases in working capital were offset by our positive operating income of $3.33 million for the year ended August 31, 2008.

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

Borrowings under the Credit Facility bear interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% (4.50% as of August 31, 2008) for revolving credit loans. Floor plan loans do not bear interest until the Borrower is in default, unless a floorplan loan is unsubsidized, then, such floor plan loan will accrue interest once made, at the rate agreed to by the parties. Interest on outstanding floor plan loans accrues at the rate of 2.5% per annum in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal (7.50% as of August 31, 2008).

To secure the payment of the obligations under the Credit Facility, the Borrower granted the Lender a security interest in all of Borrower’s assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letters of credit rights, and all judgments, claims and insurance policies.

In addition, the Lender and Avnet, Inc., one of our trade creditors, entered into an inter-creditor agreement in which the Lender agreed to give Avnet a first lien position on all future unbilled service maintenance billings and which provides that, as regards to Avnet, all debt obligations to the Lender are accorded priority.

As of August 31, 2008, we had an outstanding balance of $8.58 million under the revolving portion of the Credit Facility and $2.63 million of outstanding (included in the Company’s accounts payable) balances plus $444,700 in open approvals under the floor plan portion of the Credit Facility with Lender. As of August 31, 2008, we had net availability of $14.44 million under the revolving portion of the Credit Facility and net availability of $6.49 million under the floor plan portion of the Credit Facility.

As of August 31, 2008, the Company determined that it was in compliance with its financial covenants with the Lender.

The Company is currently in the process of negotiating a two year renewal of its Credit Facility with the Lender, and anticipates the renewal will be completed prior to December 6, 2008, which is the expiration date of the existing Credit Facility.

As of August 31, 2008, we had open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $32.20 million with outstanding principal of approximately $17.92 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations, and financial condition.

Capital expenditures of $309,557 during the year ended August 31, 2008 related primarily to the purchase of computer equipment for internal use, software costs to upgrade our accounting systems, furniture and a delivery truck for our Georgia location. We anticipate our total capital expenditures for our fiscal year ending August 31, 2009 will be approximately $600,000, of which approximately $250,000 will be for the upgrade of our organizational computer system and the remaining $350,000 will primarily be for the purchase of computer equipment for internal use, furniture, delivery trucks and leasehold improvements.

The following are our long-term contractual obligations for leases, debt and other long-term liabilities as of August 31, 2008.

	Payments Due by Period:
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt Obligations	$3,565,515	$2,810,937	$754,578	$—	$—
Operating Lease Obligations	1,851,743	952,597	781,329	117,817	—
Total	$5,417,258	$3,763,534	$1,535,907	$117,817	$—

We anticipate that our primary sources of liquidity in fiscal year 2009 will be cash generated from operations, trade vendor credit and cash available to us under our Credit Facility. Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues. Any loss of clients, whether due to price competition or technological advances, will have an adverse affect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Risk Factors”.

We have no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

We believe that funds generated from operations, trade vendor credit and bank borrowings should be sufficient to meet our current operating cash requirements through the next twelve months. However, there can be no assurance that all of the aforementioned sources of cash can be realized. Our lenders, including the lender for our credit facility, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our credit facility or to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our credit facility because of a lender default or to obtain other cost-effective financing.

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

We have experienced minimal client returns. Since some eligible products must be returned to us within 30 days from the date of the invoice, we reduce the product revenue and cost of goods in each accounting period based on the actual returns that occurred in the next 30 days after the close of the accounting period.

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

Revenues from the sale of third party manufacturer warranties and manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the client are recognized immediately on their contract sale date. Manufacturer support service contracts contain cancellation privileges that allow our clients to terminate a contract with 90 days’ written notice. In this event, the client is entitled to a pro-rated refund based on the remaining term of the contract, and we would owe the manufacturer a pro-rated refund of the cost of the contract. However, we have experienced no client cancellations of any significance during our most recent 3-year history and we do not expect cancellations of any significance in the future. As the Company is not obligated to perform these services, we determined it is more appropriate to recognize the net amount of the revenue and related payments as net revenue at the time of sale, pursuant to the guidelines of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

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

Intangible assets at August 31, 2008 and 2007 consisted of the value ascribed to customer relationships and non-compete covenants. The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 15 years and five years for non-compete covenants. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Rebates

Rebates are recorded in the accompanying consolidated statements of income as a reduction of the cost of revenues in accordance with Emerging Issues Task Force Abstract No. 02-16, Accounting by a Client (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16).

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps. Our primary market risk exposures are those of interest rate fluctuations. A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility. Our average balance on the line of credit during fiscal year August 31, 2008 was approximately $6.5 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $65,000 annually.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Emtec, Inc.
Marlton, New Jersey

We have audited the accompanying consolidated balance sheets of Emtec, Inc. and Subsidiaries (the “Company”) as of August 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the two years in the period ended August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emtec, Inc. and Subsidiaries as of August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Emtec, Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2008, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
November 26, 2008

EMTEC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
August 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash	$2,025,098	$2,251,352
Receivables:
Trade, less allowance for doubtful accounts	32,178,967	28,774,286
Others	2,285,542	2,756,815
Inventories, net	659,994	5,021,516
Prepaid expenses and other	1,006,686	331,062
Deferred tax asset – current	900,028	653,820
Total current assets	39,056,315	39,788,851
Property and equipment, net	1,108,327	1,308,582
Intangible assets, net	11,315,422	7,432,776
Goodwill	10,697,516	9,014,055
Restricted cash	—	150,000
Deferred tax asset – long term	171,985	—
Other assets	124,475	112,505
Total assets	$62,474,040	$57,806,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Line of credit	$8,583,552	$5,847,494
Accounts payable	24,824,365	26,578,127
Current portion of long term debt – related party	2,810,937	1,280,660
Income taxes payable	315,111	9,255
Accrued liabilities	5,418,625	4,172,008
Due to former stockholders	631,415	631,415
Customer deposits	500	183,220
Deferred revenue	1,323,177	1,362,333
Total current liabilities	43,907,682	40,064,512
Deferred tax liability	2,298,650	1,307,155
Accrued liabilities	342,708	—
Long term debt – related party	754,578	2,745,514
Total liabilities	47,303,618	44,117,181
Commitments and contingent liabilities (Note 14)
Stockholders’ Equity
Common stock $0.01 par value; 25,000,000 shares authorized; 17,714,180 and 17,249,875 shares issued and 14,849,591 and 14,385,286, outstanding at August 31, 2008 and 2007, respectively	177,142	172,499
Additional paid-in capital	20,635,972	20,348,736
Accumulated deficit	(46,645)	(1,235,600)
	20,766,469	19,285,635
Less: treasury stock, at cost, 2,864,589 shares	(5,596,047)	(5,596,047)
Total stockholders' equity	15,170,422	13,689,588
Total liabilities and stockholders' equity	$62,474,040	$57,806,769

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended August 31, 2008 and 2007

	2008	2007
Revenues	$211,156,374	$216,980,138
Cost of revenues	184,220,100	193,825,950
Gross profit	26,936,274	23,154,188
Operating expenses:
Selling, general, and administrative expenses	21,892,485	21,830,037
Management fee – related party	—	145,834
Amended employment agreements and management agreement charges	—	2,329,800
Rent expense – related party	376,957	357,300
Depreciation and amortization	1,335,695	1,171,815
Total operating expenses	23,605,137	25,834,786
Operating income (loss)	3,331,137	(2,680,598)
Other expense (income):
Interest income – other	(88,741)	(105,507)
Interest expense	997,714	1,079,209
Other expense	605	(462)
Income (loss) before income taxes (benefit)	2,421,559	(3,653,838)
Provision for income taxes (benefit)	1,099,792	(1,373,851)
Net income (loss)	$1,321,767	$(2,279,987)
Net income (loss) per common share
Basic and Diluted	$0.09	$(0.16)
Weighted Average Shares Outstanding
Basic	14,519,049	14,385,286
Diluted	14,664,955	14,385,286

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended August 31, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$1,321,767	$(2,279,987)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used In) Operating Activities
Depreciation and amortization	648,342	591,464
Amortization related to intangible assets	687,354	580,351
Deferred income taxes	157,834	(1,496,087)
Stock-based compensation	291,879	427,037
Amended employment agreements and management agreement charges	—	2,329,800
Changes In Operating Assets and Liabilities
Receivables	5,105,002	(1,628,360)
Inventories	4,361,522	(3,726,152)
Prepaid expenses and other assets	849,361	336,014
Accounts payable	(3,299,266)	2,968,835
Customer deposits	(183,220)	(510,163)
Income taxes payable	(304,160)	(76,477)
Accrued liabilities	(2,383,872)	728,179
Deferred compensation	—	(272,332)
Deferred revenue	(39,156)	293,313
Net Cash Provided By (Used In) Operating Activities	7,213,387	(1,734,565)
Cash Flows From Investing Activities
Purchases of property and equipment	(309,557)	(583,957)
Acquisition of businesses, net of cash acquired	(8,735,482)	—
Net Cash Used In Investing Activities	(9,045,039)	(583,957)
Cash Flows From Financing Activities
Net increase (decrease) in line of credit	2,736,058	4,966,035
Decrease in restricted cash	150,000	—
Repayment of debt	(1,280,660)	(1,313,844)
Net Cash Provided By Financing Activities	1,605,398	3,652,191
Net increase (decrease) in Cash	(226,254)	1,333,669
Beginning Cash	2,251,352	917,683
Ending Cash	$2,025,098	$2,251,352
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,333,980	$50,457
Interest	$1,539,987	$1,031,839
Supplemental Schedule of Non Cash Investing and Financing Activities
Subordinated note issued in connection with Luceo acquisition	$820,000	—

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended August 31, 2008 and 2007

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Cost	Total Stockholders’ Equity
	Shares	Amount
Balance at August 31, 2006	17,249,875	$172,499	$19,921,699	$1,044,387	$(5,596,047)	$15,542,538
Stock-based compensation	—	—	427,037	—	—	427,037
Net loss	—	—	—	(2,279,987)	—	(2,279,987)
Balance at August 31, 2007	17,249,875	172,499	20,348,736	(1,235,600)	(5,596,047)	13,689,588
Stock-based compensation	464,305	4,643	287,236	—	—	291,879
Adoption of FIN 48 – September 1, 2007	—	—	—	(132,812)	—	(132,812)
Net income	—	—	—	1,321,767	—	1,321,767
Balance at August 31, 2008	17,714,180	$177,142	$20,635,972	$(46,645)	$(5,596,047)	$15,170,422

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Business

Emtec, Inc., a Delaware Corporation, (the “Company”) is an information technology (“IT”) company, providing consulting, services and products to commercial, federal, education, state and local government clients. The Company’s areas of specific practices include communications, data management, enterprise computing, managed services and staff augmentation solutions, training, storage and data center planning and development. The Company’s client base is comprised of departments of the United States Federal Government, U.S. state and local governments, schools and commercial businesses throughout the United States. The most significant portion of the Company’s revenue is derived from activities as a reseller of IT products, such as workstations, servers, microcomputers, and application software and networking and communications equipment.

On March 20, 2008, the Company acquired, through its subsidiary Emtec Global Services LLC (“EGS”), all of the outstanding stock of Luceo, Inc. (“Luceo”) headquartered in Naperville, IL. Luceo offers a broad range of consulting/contracting services to clients throughout the United States including IT project management services, packaged software implementation, web technologies/client server application development and support.

On August 13, 2008, the Company acquired, through its subsidiary EGS, all of the outstanding stock of eBusiness Application Solutions, Inc. (“eBAS”), and Aveeva, Inc. (“Aveeva”) headquartered in Fremont, CA and their Indian subsidiary Aviance Software India Private Limited (“Aviance”), headquartered in Bangalore, India. eBAS and Aveeva offers a broad range of a broad range of software consulting services, including business analysis, quality assurance, testing, andtraining as well as SAP, CRM, Oracle Apps, and Java based solutions throughout the United States.

With the acquisitions of Luceo, eBAS and Aveeva, the Company divides its operating activity into two operating segments for reporting purposes: Emtec Systems Division (“Systems Division”) and Emtec Global Services Division (“Global Services Division”). Systems Divisions is the Company’s historical business and Global Services Division is the Company’s IT Staffing Augmentation Solutions and Training business including Luceo, eBAS and Aveeva.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Emtec, Inc., a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), EGS, EGS’s wholly owned subsidiaries Luceo, eBAS, Aveeva and Aveeva’s subsidiary Aviance. Significant intercompany account balances and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, receivable valuations, impairment of goodwill and other long-lived assets and income taxes. Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. The Company reviews these matters and reflects changes in estimates as appropriate. Actual results could differ from those estimates.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Restricted Cash

The Company has restricted cash from time to time during the year. The Company recorded restricted cash related to a letter of credit required as a security deposit for a real estate lease of $150,000 at August 31, 2007.

Concentration of Credit Risk, Significant Clients and Trade Receivables

The Company typically maintains cash at major financial institutions. At times throughout the year, bank account balances exceed FDIC insurance limits, which are now up to $250,000 per account.

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of trade receivables. The Company’s revenues, by client type, consist of the following:

	For the Years Ended
	August 31, 2008		August 31, 2007
Departments of the U.S. Government	$110,069,255	52.1%	$113,462,452	52.3%
State and Local Governments	11,443,786	5.4%	13,807,391	6.4%
Commercial Companies	56,886,064	27.0%	49,286,075	22.7%
Education and other	32,757,269	15.5%	40,424,220	18.6%
Total Revenues	$211,156,374	100.0%	$216,980,138	100.0%

Sales to one of the school districts in Georgia accounted for approximately $21.5 million or 10.2% and $20.40 million or 9.4% of the Company’s total revenues for years ended August 31, 2008 and 2007, respectively.

The Company reviews a client's credit history before extending credit. The Company does not require collateral or other security to support credit sales. The Company provides for an allowance for doubtful accounts based on the credit risk of specific clients, historical experience and other identified risks. Trade receivables are carried at original invoice less an estimate made for doubtful receivables, based on review by management of all outstanding amounts on a periodic basis. Trade receivables are considered delinquent when payment is not received within standard terms of sale, and are charged-off against the allowance for doubtful accounts when management determines that recovery is unlikely and ceases its collection efforts.

Fair Value of Financial Instruments

The carrying amounts of trade receivables, other receivables, accounts payable, accrued expenses and client deposits approximate fair value because of their short-term nature. The carrying amount of the Credit Facility and the carrying value of other long-term debt approximates its fair value due to its short term nature because the interest rates reflect rates the Company would be able to obtain on debt with similar terms and conditions.

Revenue Recognition

The Company recognizes revenue from the sales of products when risk of loss and title passes, which is upon client acceptance.

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

There are occasions when a client requests a transaction on a “bill and hold” basis. We follow the SAB 104 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of SAB 104 are met. We do not modify our normal billing and credit terms for these clients. The client is invoiced at the date of revenue recognition when all of the criteria have been met. At August 31, 2008 and 2007, there were no “bill and hold” transactions.

Revenue from the sale of warranties and support service contracts is recognized on a straight-line basis over the term of the contract, in accordance with Financial Accounting Standards Board Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (“FTB 90”).

The Company has experienced minimal client returns. Since all eligible products must be returned to the Company within 30 days from the date of the invoice, the Company reduces the product revenue and cost of goods in each accounting period based on the actual returns that occurred in the next 30 days after the close of the accounting period.

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

Revenues from the sale of third party manufacturer warranties and manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the client are recognized immediately on their contract sale date. Manufacturer support service contracts contain cancellation privileges that allow our clients to terminate a contract with 90 days’ written notice. In this event, the client is entitled to a pro-rated refund based on the remaining term of the contract, and we would owe the manufacturer a pro-rated refund of the cost of the contract. However, we have experienced no client cancellations of any significance during our most recent 3-year history and we do not expect cancellations of any significance in the future. Since the Company is not obligated to perform these services, revenue is recognize the net amount of the revenue and related payments as net revenue at the time of sale, pursuant to the guidelines of Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Rebates

Rebates received on purchased products are recorded in the accompanying consolidated statements of operations as a reduction of the cost of revenues, in accordance with Emerging Issues Task Force Abstract No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). At August 31, 2008 and 2007, approximately $1,390,000 and $2,298,000, respectively, of rebates receivable were recorded in “Receivable-other” in the accompanying consolidated balance sheets.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Inventories

Inventories are stated at the lower of average cost or market. Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies.

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

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has set an annual impairment testing date of June 1. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

The changes in the carrying amount of goodwill for the year ended August 31, 2008 are as follows:

Balance at August 31, 2007	$9,014,055
Increase in goodwill arising from acquistion of Luceo	1,671,068
Increase in goodwill arising from acquistion of eBAS/Aveeva	47,660
Reduction in goodwill arising from adoption of FIN 48	(35,267)
Balance at August 31, 2008	$10,697,516

For the year ended August 31, 2007, the Company determined that segment reporting of its business activities was not required under SFAS 131 due to the similarity in economic and business characteristics of its operating segments that allow for aggregation as one business unit. Therefore, the entire Company was considered one reporting unit for purposes of impairment testing under SFAS 142. The Company performed an impairment test as of June 1, 2007, based on the estimate of discounted present value of the operating cash flows, and based on a market approach that uses our market capitalization at that date as the fair value of the Company. Under this method, the Company compares the fair value of the reporting unit to its carrying value inclusive of goodwill. The fair value of the Company exceeded the carrying value, thus, the Company determined that there was no impairment.

For the year ended August 31, 2008, the Company determined that it had two reporting segments as a result of its acquisition of Luceo on March 20, 2008. Further, the Company determined that it had two reporting units under SFAS 142; Systems Divisions and Luceo, as of the impairment testing date of June 1, 2008. Based on the estimate of discounted present value of the operating cash flows of the Systems Division, there was no goodwill impairment for the reporting unit. Since the acquisition of Luceo was proximal to the testing date, the Company believes that the acquisition value approximates the fair value as of the testing date. Accordingly, there was no impairment for the Luceo reporting unit.

The Company recorded $10.70 million of goodwill from its merger-related activities during 2005 and 2008. In accordance with SFAS No. 142, goodwill is not amortized but rather tested for impairment annually on June 1. Impairment testing consists of comparing the fair value of the acquired reporting units with their carrying amounts, including goodwill. An impairment loss would be recorded to the extent the carrying value of the goodwill exceeds the fair value of the goodwill. The Company did not have any impairment loss based on its goodwill impairment testing at June 1, 2008. At August 31, 2008, Emtec's market capitalization was

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

less than the total shareholders' equity, which is one factor the Company considered when determining whether goodwill should be tested for impairment between annual tests. The Company doesn't believe that the reduced market capitalization represents a goodwill impairment indicator as of August 31, 2008 but if current market conditions persist, it is possible that we will have a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Asset

At August 31, 2008 and 2007, the components of identifiable intangible asset are as follows:

	Year Ended August 31,
	2008	2007
Customer relationships	$12,861,712	$8,661,712
Non-compete agreements	370,000	—
	13,231,712	8,661,712
Accumulated amortization	(1,916,290)	(1,228,936)
	$11,315,422	$7,432,776

Customer relationships represent the value ascribed to customer relationships purchased in 2005 and the acquisitions of Luceo and eBAS/Aveeva in fiscal 2008. The amounts ascribed to client relationships are being amortized on a straight-line basis over 5-15 years.

Non-compete agreements represent the value ascribed to covenants not to compete employment agreements with certain members of Luceo and eBAS/Aveeva’s management entered into at the date of the respective acquisitions. The amounts ascribed to non-compete are being amortized on a straight-line basis over five years.

Amortization expense was $687,354 and $580,351 for the years ended August 31, 2008 and 2007, respectively. Future amortization for the next 5 years ending August 31, 2009 through 2013 will be approximately $1,370,000 per year.

Long-lived assets, including client relationships and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with “SFAS” No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired, and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset. No impairment of long-lived assets occurred during the fiscal years ended 2008 and 2007.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1,233,768 and $1,097,475 for the years ended August 31, 2008 and 2007, respectively. Advertising expense is included in selling, general and administrative expenses in the consolidated statements of operations. We receive marketing development funds from various manufacturers, which are also included as a reduction in selling, general and administrative expense.

Income Taxes

The Company accounts for income taxes in accordance with “SFAS” No. 109, “Accounting for Income Taxes.” The Company files a Federal consolidated tax return that includes all U.S. entities. The Company also files several combined/consolidated state tax returns and several separate state tax returns. Deferred taxes are provided based upon a review of the tax bases of assets and liabilities, whereby deferred tax assets and liabilities are recognized for temporary differences. Temporary differences are the differences between the reported

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

amounts of assets and liabilities and their tax bases. Deferred tax assets are recognized for tax loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred taxes result from timing differences primarily relating to bad debts, inventory reserves, deferred revenue, fixed asset depreciation, compensation expenses, and intangible amortization.

On September 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. As a result of the implementation of FIN 48 on September 1, 2007, the Company recorded a liability for unrecognized tax obligations of $539,580. In accordance with FIN 48, the cumulative effect of the change in accounting principle was required to be treated as an adjustment to opening retained earnings. The Company’s adoption of FIN 48 resulted in a decrease in retained earnings of $132,812. Subsequent to the initial adoption of FIN 48, our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. During the year ended August 31, 2008, the Company recorded interest associated with uncertain tax positions in the amount of $46,267, as an increase to current income tax expense. The total liability for unrecognized tax positions increased to $692,532 as of August 31, 2008. A significant portion of this liability related to an ongoing IRS tax audit, which was subsequently settled in October 2008.

During the fiscal 2006 year, Emtec Federal, formerly Westwood Computer Corporation (“Westwood”), was audited by the IRS. The IRS audited the two-predecessor tax years ended April 16, 2004. With one exception, all tax matters identified by the IRS were settled in fiscal 2006, with appropriate adjustments recorded in the current tax expense for the year ended August 31, 2006. The other matter involved a disagreement with the IRS over the valuation of real property sold by Westwood to a related party during Westwood’s 2003 fiscal year. The IRS had asserted that the Company’s property valuation and resulting taxable gain was understated by $1.5 million, which could have resulted in approximately $521,000 in federal income tax liability plus potential interest and penalties. At August 31, 2008, the liability for unrecognized tax positions included $260,404 for federal income tax liability related to this matter. In October 2008, the Company settled this matter with the Appeals Office of the IRS. The settlement agreement resulted in a federal income tax liability of $104,162 plus interest of approximately $50,000.

Under the provisions of the merger agreement executed in connection with its acquisition of Westwood, the liability recognized in connection with the dispute with the IRS is subject to indemnification coverage by the former owners of Westwood. As of May 31, 2008, the Company recorded a $341,165 “other receivable” on the balance sheet to record this potential recovery under the indemnification provisions. The accounting effect of recording the $341,165 in “other receivable” was to decrease goodwill by $341,165. The Company shall recognize the accounting effects of the income tax settlement with IRS in the first quarter of fiscal 2009.

We conduct business nationally and, as a result, file income tax returns in the U.S federal jurisdiction and various state and local jurisdictions. With a few exceptions, we are no longer subject to federal, state or local income tax examinations for tax returns filed for fiscal years 2004 and prior.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Reconciliation of Unrecognized Tax Benefits for the Year Ended August 31, 2008:

Balance at September 1, 2007 (adoption of FIN 48)	$539,580
Unrecognized tax postions of prior periods:
Increase	1,002
Decrease	—
Unrecognized tax postions of current year:
Increase	157,462
Decrease	(5,512)
Decrease in unrecognized tax benefits due to settlements	—
Decrease in unrecognized tax benefits due to lapse of statute of limitations	—
Balance at August 31, 2008	$692,532
Total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$84,213
Accrued interest and penalties for unrecognized tax benefits as of August 31, 2008 balance sheet	$186,702
Interest and penalties classified as income tax expense- for year ended August 31, 2008	$46,267

Earnings (Loss) per Share

Basic earnings (loss) per share amounts are computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted earnings (loss) per share is similar to the computation of basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as end of the period. Potentially diluted shares consist of stock options, restricted stock awards and warrants totaling 144,339 and 289,889 shares for the years ended August 31, 2008 and 2007, respectively. Diluted shares for the year ended August 31, 2007 were not included in the calculation of diluted net loss per share because the affect of the inclusion would be anti-dilutive. In addition outstanding stock warrants to purchase 1,649,955 and 1,598,365 common shares as of August 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings (loss) per share for the years ended August 31, 2008 and 2007, because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Stock-Based Employee Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which requires stock-based compensation to be measured based on the fair value of the award on the date of grant and the corresponding expense to be recognized over the period during which an employee is required to provide service in exchange for the award. In March 2005, the SEC issued SAB No. 107 “Share Based Payment” (“SAB No. 107”), relating to SAFS No. 123R. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123R.

Effective September 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, utilizing the modified-prospective approach. Under the modified prospective transition approach, the Company was required to recognize compensation cost for 1) all share-based payments granted prior to, but not vested as of, September 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) for all share-based payments granted on or after September 1, 2006

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

based on the grant date fair value estimated in accordance with SFAS 123R. In accordance with the modified prospective method, the Company has not restated prior period results. All outstanding options at September 1, 2006 were fully vested and, therefore, no compensation was recognized after August 31, 2006 relating to these options.

The Company has a stock-based employee compensation plan which is more fully described in Note 11 — Stock-Based Compensation and Warrants.

Recently Issued Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The standard is effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008. The FASB, on February 12, 2008, issued FASB Staff Position (“FSP”) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements from the scope of SFAS No. 157. The Company does not expect adoption of SFAS No. 157 to have a material impact on its financial statements.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards. The standard is effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008. The Company does not expect adoption of SFAS No. 159 to have a material impact on its financial statements.

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

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS 141(R) are effective for any business combinations occurring on or after September 1, 2009.

3. Acquisitions

Luceo, Inc.

On March 20, 2008, EGS, Luceo and Sivapatham Natarajan (“Mr. Natarajan”) entered into a Stock Purchase Agreement, pursuant to which EGS agreed to acquire all of the outstanding stock of Luceo from Mr. Natarajan for the purchase price that consists of (i) cash at closing in an aggregate amount equal to $1,795,000; (ii) a subordinated promissory note in a principal amount of $820,000 which is payable in two equal installments of $410,000 each on the 12 month and 18 month anniversaries of the closing and (iii) contingent payments of additional cash consideration each year for the next three years on the anniversary of the closing if certain performance goals are met. The purchase price may be reduced pursuant to a post-closing working capital adjustment. During the year ended August 31, 2008, the purchase price was reduced by $68,489 in connection with the working capital adjustment. The acquisition was funded through borrowings under the Credit Facility with the Lender (Note 6).

The Company accounted for the acquisition under the purchase method, whereby, amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of Luceo’s net assets on March 20, 2008 was $875,443, which resulted in an excess purchase price over fair value of net assets acquired of $1,671,068, which was recognized as goodwill.

The allocation of purchase price by significant component is as follows:

Cash	$215,235
Trade receivables	2,093,654
Prepaid expenses and other assets	297,050
Customer relationships	1,300,000
Noncompete asset	100,000
Other assets	3,390
Accounts payable	(53,862)
Other current liabilities	(1,967,773)
Income tax payable	(381,846)
Deferred tax liabilities	(730,405)
Fair value of net assets acquired	$875,443
Purchase Price	2,546,511
Excess Purchase Price	$1,671,068

The allocation is preliminary and such amounts are subject to adjustments as additional analysis is performed or obtained from third party sources. The Company allocated $1.3 million to client relationships at the acquisition date and is being amortized over a period of nine years. The Company also allocated $100,000 to noncompete asset at the acquisition and is being amortized over a period of five years.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions  – (continued)

The Company capitalized professional fees of $171,696 that were associated with the acquisition of Luceo.

Unaudited pro forma condensed results of operations are not included because the effect of the acquisition is not material.

eBusiness Applications Solutions, Inc. and Aveeva, Inc.

On August 13, 2008, EGS, a wholly-owned subsidiary of Emtec, eBAS, Aveeva and Ms. Chopra entered into a Purchase Agreement, pursuant to which EGS agreed to acquire all of the outstanding stock of eBAS and Aveeva from Ms. Chopra. The purchase price consists of (i) cash at closing in an aggregate amount equal to $7,313,500 and (ii) the potential right to pay contingent consideration of $1 million each year for the next three years on the anniversary of the closing if certain performance goals are met. The purchase price may be increased or decreased pursuant to a post-closing working capital adjustment.

The Company accounted for the acquisition under the purchase method, whereby, amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of eBAS/Aveeva’s net assets on August 13, 2008 was $7,265,840, which resulted in an excess purchase price over fair value of net assets acquired of $47,660, which was recognized as goodwill.

The allocation of purchase price by significant component is as follows:

Cash	$89,294
Trade receivables, net	6,511,764
Prepaid expenses and other current assets	347,050
Property and equipment	138,534
Customer relationships	2,900,000
Noncompete asset	270,000
Accounts payable	(1,491,643)
Income taxes payable	(166,177)
Accrued expenses	(1,332,982)
Fair value of net assets acquired	7,265,840
Purchase price	7,313,500
Excess purchase price	$47,660

The allocation is preliminary and such amounts are subject to adjustments as additional analysis is performed or obtained from third party sources. The Company allocated $2.9 million to client relationships at the acquisition date and is being amortized over a period of five years. The Company also allocated $270,000 to noncompete asset at the acquisition and is being amortized over a period of five years.

The Company capitalized $191,859 in professional fees associated with this transaction.

Pro forma (unaudited) results of operations as if the acquisition of eBAS/Aveeva had occurred as of September 1, 2006 is presented below.

	Twelve Months Ended August 31,
	2008	2007
Revenue	$245,064,430	$255,308,783
Net income (loss)	1,592,037	(2,904,244)
Basic and diluted earning (loss) per share	$0.11	$(0.20)

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions  – (continued)

The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments. All adjustments were tax effected. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on September 1, 2006 or of future results of operations of the consolidated entities.

4. Trade Receivables and Allowance for Doubtful Accounts

At August 31, 2008 and 2007, the trade receivables consisted of the following:

	2008	2007
Trade receivables	$32,570,104	$29,165,423
Allowance for doubtful accounts	(391,137)	(391,137)
Trade receivables, net	$32,178,967	$28,774,286

Trade receivable include of $523,496 of unbilled revenue as of August 31, 2008.

An analysis of the allowance for doubtful accounts for years ended August 31 is as follows:

	2008	2007
Balance, beginning of year	$391,137	$117,088
Provision for doubtful accounts	—	274,049
Charge-offs	—	—
Recoveries	—	—
Balance, end of year	$391,137	$391,137

5. Property and Equipment

At August 31, 2008 and 2007, property and equipment consisted of the following:

	2008	2007	Estimated Life Years
Leasehold improvements	$412,035	$385,778	2 to 5
Computer equipment	1,344,169	1,063,777	3 to 5
Furniture and fixtures	178,055	142,813	3 to 5
Automobiles	113,146	64,146	3 to 5
Software	789,985	732,788	3
	2,837,390	2,389,302
Less accumulated depreciation	1,729,063	1,080,720
Property and Equipment, Net	$1,108,327	$1,308,582

Depreciation expense was $648,342 and $591,464 for the years ended August 31, 2008 and 2007, respectively.

6. Line of Credit

The Company, Emtec NJ, Emtec LLC, and Emtec Federal (collectively, the “Borrower”), has a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender provides the Borrower with a revolving credit loan and floor plan loan (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender. The floor plan loan portion of the

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Line of Credit  – (continued)

Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility.

Borrowings under the Credit Facility bear interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% (4.50% as of August 31, 2008) for revolving credit loans. Floor plan loans do not bear interest until, and unless, the Borrower is in default, unless a floorplan loan is unsubsidized, then, such floor plan loan will accrue interest once made, at the rate agreed to by the parties. Interest on outstanding floor plan loans accrues at the rate of 2.5% per annum in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal. The rate in effect was 7.50% as of August 31, 2008. The Company did not have any unsubsidized floorplan loans during the years ended August 31, 2008 and 2007.

To secure the payment of the obligations under the Credit Facility, the Borrower granted the Lender a security interest in all of Borrower’s assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letters of credit rights, and all judgments, claims and insurance policies.

The Company had balances of $8.58 million and $5.85 million outstanding under the revolving portion of the Credit Facility, and balances of $2.05 million and $2.63 million (included in the Company’s accounts payable) outstanding plus $444,700 and $1.80 million in open approvals under the floor plan portion of the Credit Facility at August 31, 2008 and 2007, respectively. Net availability of $14.44 million and $8.78 million was available under the revolving portion of the Credit Facility, and $6.49 million and $12.95 million was available under the floor plan portion of the Credit Facility, as of August 31, 2008 and 2007, respectively.

As of August 31, 2008, the Company determined that it was in compliance with its financial covenants with the Lender.

The Company is currently in the process of negotiating a two year renewal of its Credit Facility with the Lender, and anticipates the renewal will be completed prior to December 6, 2008, which is the expiration date of the existing Credit Facility.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt

At August 31, 2008 and 2007, the Company’s long-term debt consisted of the following:

	2008	2007
8% junior notes payable to Darr Westwood LLC, due April 2009, with accrued interest. These notes were issued in exchange for 1,000 shares outstanding of Series A redeemable preferred stock of Darr on August 5, 2005	$1,102,794	$1,102,794
Subordinated note payable to Darr Westwood LLC, bearing interest at a rate equal to the prime rate, as published in the Wall Street Journal, plus 4%, not to exceed 10% (9% at August 31, 2008). Remaining principal is due April 2009, with interest payable annually. The Company is obligated under this note to pay additional interest in the form of a fee, based on the Company achieving certain levels of revenue, as defined. The fee, if any, is limited to $120,000 per year and is payable in March 2008 and April 2009. Interest expense was $157,133 and $181,083 for the years ended August 31, 2008 and 2007, respectively, of which $39,853 and $454,872 was accrued at the end of each respective period	231,659	555,518
Subordinated note payable to Four Kings Management, LLC (“Four Kings”), bearing interest at the prime rate, as published in the Wall Street Journal, plus 4%, not to exceed 10% (9% at August 31, 2008). Interest is payable monthly. Monthly principal payments of $9,000 began in May 2005 and continue through March 2009. The remaining balance, plus accrued interest, is due in April 2009. The Company is obligated under this note to pay additional interest in the form of a fee, based on the Company achieving certain levels of revenue, as defined. The fee, if any, is payable quarterly and is limited to $120,000 per year. Officers of the Company own membership interests in Four Kings. Interest expense was $156,515 and $168,443 for the years ended August 31, 2008 and 2007, respectively, of which $20,352, and $25,200, was accrued at the end of the respective period	390,000	498,000
5% subordinated note payable to Keith Grabel, Director and President — Sales and Marketing. On February 5, 2007, in connection with an amended and restated employment agreement with Mr. Grabel, the Company issued a subordinated promissory note totaling $671,300 to Mr. Grabel. Interest accrues at 5% per annum, and the note matures April 16, 2009. Principal payments of 3.7% of the principal amount, plus interest then accrued and unpaid on the note is payable monthly. Interest expense was $17,045, and $16,482 for the years ended August 31, 2008 and 2007, respectively	$200,067	$497,259

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

	2008	2007
5% subordinated note payable to DARR Global Holdings, Inc. On February 5, 2007, in connection with the termination of the Management Services Agreement, the Company issued a subordinated promissory note totaling $1,002,900 to DARR Global. Principal payments of $20,833 on the note is payable monthly, and the note matures on August 2010. Interest is payable at 5% per annum. Interest expense was $37,729 and $27,106 for the years ended August 31, 2008, and 2007 of which $2,704 and $5,357 was accrued as of August 31, 2008 and 2007 respectively. DARR Global is a management consulting firm that is 100% owned by Mr. Dinesh Desai, the Company’s Chairman and Chief Executive Officer. If either (i) the Company achieves a defined EBITDA target or (ii) all amounts due under the notes issued to Mr. Grabel, Ms. Grabel and Four Kings Management LLC are paid in full, then the Company must repay the note at a rate of $350,000 per annum	627,906	877,900
5% subordinated note payable to Mary Margaret Grabel. On February 5, 2007, in connection with an amended and restated employment agreement with Ms. Grabel, the Company issued a subordinated promissory note totaling $655,600 to Ms. Grabel. Interest is payable at 5% per annum, and the note matures April 16, 2009. Principal payments of 3.7% of the principal amount, plus all interest then accrued and unpaid on the note is payable monthly. Interest expense was $16,646, and $16,097 for the year ended August 31, 2008 and 2007, respectively	193,089	485,631
8% subordinated note payable to Sivapatham Natarajan. On March 20, 2008, in connection with the terms and conditions of the Stock Purchase Agreement, (footnote 3) the Company issued a subordinated promissory note to Mr. Sivapatham Natarajan totaling $820,00. The principal amount of this note is due in two equal installments on March 20, 2009 and September 20, 2009, together with accrued interest	820,000	—
GMAC Note	—	9,072
Total debt	3,565,515	4,026,174
Less current portion	(2,810,937)	(1,280,660)
Long-term debt, net of current portion	$754,578	$2,745,514

Principal maturities of long-term debt at August 31, 2008 are as follows:

Years Ending August 31,
2009	$2,810,937
2010	754,578
$3,565,515

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Accrued Liabilities

At August 31, 2008 and 2007, accrued liabilities consisted of the following:

	2008	2007
Accrued payroll	$2,384,922	$934,517
Accrued commissions	730,848	507,317
Accrued state sales taxes	97,514	286,158
Accrued third party service fees	108,070	115,776
Other accrued expenses	2,097,271	2,328,240
	$5,418,625	$4,172,008

9. Amended Employment Agreements and Management Agreement Charges

On February 5, 2007, in connection with the entry into amended and restated employment agreements with Keith Grabel and Mary Margaret Grabel, and in connection with the termination of the Management Services Agreement, Emtec Federal issued subordinated promissory notes to Mr. Grabel, Mrs. Grabel and DARR Global in the principal amount of $671,300, $655,600, and $1,002,900, respectively. The total principal amount of these notes, equaling $2,329,800, was recorded as amended employment agreement and management agreement charges on the consolidated statements of operations for the year ended August 31, 2007.

The Company amended and restated these employment agreements with Keith Grabel and Mary Margaret Grabel in effort to align their base compensation and respective duties with other Company executives. At the same time, the Company reviewed the Management Services Agreement and determined that it was appropriate to terminate the agreement and restructure.

10. Income Taxes

Income tax expense (benefit) for the years ended August 31, 2008 and 2007 consisted of the following:

	2008	2007
Current provision:
Federal	$522,255	$57,397
State	327,051	64,839
	849,306	122,236
Deferred provision (benefit):
Federal	330,211	(1,169,945)
State	(79,725)	(326,142)
	250,486	(1,496,087)
Total income tax provision (benefit)	$1,099,792	($1,373,851)

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes  – (continued)

A reconciliation of the federal statutory provision to the provision for financial reporting purposes for the years ended August 31, 2008 and 2007 is as follows:

	2008	2007
Statutory federal tax provision (34%)	$823,330	($1,242,301)
State income taxes, net of federal	163,235	(172,460)
FIN 48 interest accrual (net of tax effects)	32,936	—
Stock compensation tax benefit adjustment	11,373	—
Other permanent differences	68,918	40,910
Provision for income taxes	$1,099,792	($1,373,851)

The tax effects of temporary differences that give rise to significant portions net of deferred tax assets and deferred tax liabilities at August 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Trade receivables	$59,494	$202,372
Inventories	236,110	290,829
Accrued liabilities	418,020	228,546
Deferred revenue	372,163	132,704
Goodwill	—	53,127
Property and equipment	68,863	77,494
Notes payable – officers	389,071	736,234
Stock option/restricted stock plan	246,008	170,559
Loss carryforwards	145,979	387,440
	1,935,708	2,279,305
Deferred tax liabilities:
Property and equipment	—	(48,200)
Customer relationships	(3,148,320)	(2,884,440)
Goodwill	(14,025)	—
	(3,162,345)	(2,932,640)
Net deferred tax liabilities	$(1,226,637)	$(653,335)

At August 31, 2008 and 2007, the net deferred tax asset (liability) is reflected as follows:

	2008	2007
Deferred tax asset – current	$900,028	$653,820
Deferred tax asset – long term	171,985	—
Deferred tax liablility	(2,298,650)	(1,307,155)
Net deferred tax liabilites	$(1,226,637)	$(653,335)

11. Stock-Based Compensation and Warrants

Stock Options

The Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the stockholders on May 8, 2006. The 2006 Plan authorizes the granting of stock options to directors and eligible employees. The Company has reserved 1,400,000 shares of its common stock for issuance under the 2006 Plan at prices not less than 100% of the fair value of the Company’s common stock on the date of grant

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock-Based Compensation and Warrants  – (continued)

(110% in the case of stockholders owning more than 10% of the Company’s common stock). Options under the 2006 Plan have terms from 7 to 10 years and vest from immediately through a term of 4 years.

The Company measures the fair value of options on the grant date using the Black-Scholes option valuation model. The Company estimated the expected volatility using the Company’s historical stock price data over the expected term of the stock options. The Company also used historical exercise patterns and forfeiture behaviors to estimate the options, expected term and our forfeiture rate. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve in effect on the grant date. Both expected volatility and the risk-free interest rate are based on a period that approximates the expected term.

A summary of stock options for the year ended August 31, 2008 is as follows:

For the Year Ended August 31, 2008	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value*
Options Outstanding – September 1, 2007	396,500	$1.22
Options Granted	32,500	$0.68
Options Exercised	—
Options Forfeited or Expired	(42,500)	$1.24
Options Outstanding – August 31, 2008	386,500	$1.17	6.10 years	$8,933
Options Exercisable – August 31, 2008	149,750	$1.18	7.15 years	$8,933

*	Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the year ended August 31, 2008.

The following assumptions were used to value stock options issued during the year ended August 31:

	2008	2007
Weighted-Average Fair Value	$0.53	$1.06
Assumptions
Expected Volatility	100% – 101%	98% – 109%
Expected Term	4.75 – 5 years	4.5 – 5 years
Expected Forfeiture Rate	0%	0%
Dividend Yield	0%	0%
Risk-Free Interest Rate	3.21% – 3.34%	4.43% – 4.75%

Non-vested Stock (Restricted Stock)

During the fiscal year ended August 31, 2007, the Company granted 459,224 shares of non-vested (restricted) stock to certain members of senior management and employees. These non-vested shares vest equally over 4 years. During January 2008, the Company granted 10,331 shares of stock to a member of senior management team. The fair value of these shares was determined based upon the quoted closing price of the Company’s stock on the Over-the-Counter Bulletin Board on the grant date. The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the date of grant over the vesting period on a straight-line basis.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock-Based Compensation and Warrants  – (continued)

The following table summarizes the Company’s restricted stock activity during the year ended August 31, 2008:

For the Year Ended August 31, 2008	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested – September 1, 2007	456,974	$1.25
Granted	10,331	$1.21
Vested	(133,763)	$1.26	$132,425 (a)
Forfeited	(3,000)	$1.44
Nonvested – August 31, 2008	330,542	$1.24	$327,237 (b)
Vested – August 31, 2008	133,763	$1.26	$132,425 (b)

(a)	The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.
(b)	The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of August 31, 2008 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

Stock Options and Non-vested Stock

Stock-based compensation costs related to the 2006 Plan totaled $291,236 and $427,037 during the fiscal years ended 2008 and 2007, respectively. As of August 31, 2008, the Company had recognized a total of $714,273 in compensation costs and had $228,066 of unrecognized compensation cost related to these instruments. The cost is expected to be recognized over a remaining period of 3 years.

Warrants

On August 5, 2005, the Company issued certain stockholders stock warrants that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of then total issued and outstanding shares of the Company’s common stock, measured on a post-exercise basis, at any date during the 5-year term of the warrants, which ends August 5, 2010. The aggregate exercise price of these warrants is fixed at $3,695,752. The exercise price per warrant will vary based upon the number of shares issuable under the warrants. The number of shares issuable under the warrants totaled 1,649,955 and 1,598,365 shares, with an exercise price of $2.24 and $2.31 per share, as of August 31, 2008 and 2007, respectively. The outstanding stock warrants were anti-dilutive for the years ended August 31, 2008 and 2007, because the exercise price was greater than the average market price of the Company’s common shares.

12. Retirement Plan

The Company’s wholly-owned subsidiary, Emtec, Inc. sponsors a 401(k) plan for all employees who are at least 20 years of age. Employees may enter the plan the first day of the calendar quarter following the date the employee is hired. Eligible employees may contribute 2% to 75% of their annual compensation to the plan. The Company matches 25% of the first 6% of employee plan contributions. Participants are vested 20% after 2 years of service and vested an additional 20% after each subsequent year of service and are fully vested after 6 years. Prior to a plan amendment effective on January 1, 2008, an employee was required to have at six months of service in order to be eligible to participate in the plan.

The Company’s wholly-owned subsidiary, Emtec Federal, maintains a defined contribution 401(k) pension plan for all employees who are at least 20 years of age. Employees may enter the plan the first day of the

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Retirement Plan  – (continued)

calendar quarter following the date the employee is hired. Eligible employees may contribute 1% to 15% of their annual compensation to the plan. The Company matches 25% of the first 6% of employee plan contributions. Participants hired after December 31, 2007 are vested 20% after 2 years of service and vested an additional 20% after each subsequent year of service and are fully vested after 6 years. Participants hired prior to January 1, 2008 are vested after 3 years of service. Prior to a plan amendment effective January 1, 2008, (i) an employee had to be at least 21 years of age with at least 12 months of service in order to participate in the plan, (ii) the Company matched 20% of the 5% of employee plan contributions and could contribute additional amounts at its discretion, and (iii) participants were vested 100% after 3 years of service.

The Company’s 401(k) match expense totaled $149,530 and $124,934 for the years ended August 31, 2008 and 2007, respectively. The expense is included in selling, general and administrative expenses in the consolidated statements of operations.

13. Related Party Transactions

Through January 31, 2007, the Company recorded a monthly management fee of approximately $29,166, pursuant to the Management Services Agreement (the “Management Services Agreement”) between DARR Global Holdings, Inc. (“DARR Global”) and Westwood, dated April 16, 2004. On February 5, 2007, in connection with the issuance of the promissory note to DARR Global (see footnote 7), Westwood and DARR Global terminated the Management Services Agreement. DARR Global is a management consulting company 100% owned by the Company’s Chairman and Chief Executive Officer. For the year ended August 31, 2007, the Company recorded $145,834 for this management fee in the accompanying consolidated statements of operations.

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by officers of the Company. Rent expense was $180,000 for each of the years ended August 31, 2008 and 2007, respectively. The facilities consist of office and warehouse space totaling 42,480 square feet, located in Springfield, New Jersey. Management believes the lease payments are at or below market rate for similar facilities.

The Company is occupying approximately 26,000 square feet of office and warehouse space in a 70,000- square-foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which certain officers of the Company are passive investors, owning approximately 20% of the equity interest. The lease term is for 5 years, with monthly base rent of $15,832. During the years ended August 31, 2008 and 2007, the Company recorded expense under this lease totaling $184,699 and $177,300, respectively.

EgisNova Corp. is an information technology staffing company, owned by the spouse of the President of Luceo. EgisNova Corp. provides subcontractor services to Luceo. EgisNova Corp. provided gross services to Luceo totaling $52,881 for the period from March 20, 2008 through August 31, 2008.

In conjunction with the acquisition of eBAS/Aveeva, the Company entered into a lease for approximately 20,000 square feet of office space. This space is leased from the spouse of the President of eBAS/Aveeva. The lease term is through August 31, 2011, with a monthly rent of $20,000. For the period August 13, 2008 through August 31, 2008, the Company recorded expense under this lease totaling $12,258.

14. Commitments and Contingencies

The Company leases its operating facilities, certain sales offices and transportation equipment under non-cancelable operating lease agreements that expire on various dates through August 31, 2013. Rent expense was $776,041 and $707,290 for the years ending August 31, 2008 and 2007, respectively, and is recorded in general and administrative expenses and in rent expense-related party on the consolidated statements of operations.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies  – (continued)

The following are our contractual obligations associated with lease commitments. We lease warehouse and office facilities, vehicles and certain office equipment under non-cancelable operating leases. Future minimum lease payments under such leases are as follows:

Years Ending August 31,	Amount
2009	$952,597
2010	421,547
2011	359,782
2012	117,164
2013	653
Total	$1,851,743

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

During the fiscal 2006 year, Emtec Federal was audited by the IRS. With one exception, all tax matters identified by the IRS were settled as of August 31, 2008, with appropriate adjustments recorded in the current tax expense for the year ended August 31, 2006. The one unsettled matter as of August 31, 2008, involved a disagreement with the IRS over the valuation of real property sold by Westwood to a related party during Westwood’s 2003 fiscal year. In October 2008, the Company settled this matter with the Appeals Office of the IRS. The settlement agreement resulted in a federal income tax liability of $104,162 plus interest of approximately $50,000. Under the provisions of the merger agreement executed in connection with its acquisition of Westwood, the liability recognized in connection with the dispute with the IRS is subject to indemnification coverage by the former owners of Westwood. As prescribed in the accounting literature, the Company shall recognize the accounting effects of the income tax settlement with IRS in the first quarter of fiscal 2009.

On March 16, 2005, the Company sold its 5.49% working interest in the Roosevelt Hot Springs geothermal unit to Energy Minerals, Inc. (“buyer”). As part of the transaction, the buyer assumed the remaining liability under the geothermal steam purchase agreement with Pacificorp (d/b/a Utah Power & Light Company). Under the 30-year agreement executed in 1993, a $1 million prepayment was received by the Company from Pacificorp. The agreement gives Pacificorp the right to recover a pro-rata portion of their original $1 million pre-payment should the geothermal unit fail to produce steam at levels specified under the agreement. Old Emtec recorded the pre-payment as deferred revenue and was amortizing the amount as earned revenue over the 30-year term of the steam purchase agreement. Energy Minerals, Inc. has been assigned rights to the steam purchase agreement with Pacificorp and assumed the remaining $672,123 deferred revenue liability as of March 16, 2005. However, should the geothermal unit fail to produce steam at levels specified under the agreement during the remaining 30-year term of the agreement, PacifiCorp could potentially make a claim against the Company as a former owner, if the current ownership of the geothermal unit failed to satisfy Pacificorp’s claims. The Company believes that the probability of this occurrence is remote due to the production and operating history of the geothermal unit.

15. Segment Information

The Company has adopted Statement of Financial Accounting Standard No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The Company’s business activities are divided into two business segments, Systems Division and Global Services Division. Systems Division provides services and products to commercial, federal, education, state and local government clients. System Division’s areas of specific practices include communications, data management, enterprise computing, managed services, storage and data center planning and development. Systems Division’s client base is comprised of departments of the

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Information  – (continued)

United States Federal Government, state and local governments, schools and commercial businesses throughout the United States. Global Services Division offers a broad range of consulting/contracting services to clients throughout the United States including IT project management services, packaged software implementation, web technologies/client server application development and extended service maintenance and upgrades.Global Services is comprised primarily of the business operations acquired through the acquisitions of Luceo on March 20, 2008 and eBAS/Aveeva on August 13, 2008.

Summarized financial information relating to the Company’s operating segments is as follows:

	August 31,
	2008	2007
Identifiable Assets:
Systems Division	$46,212,267	$57,806,769
Global Services Division	16,261,773	—
Total Assets	$62,474,040	$57,806,769

	For the Year Ended August 31,
	2008	2007
Revenues
Systems Division	$204,190,240	$216,980,138
Global Services Division	6,966,134	—
Total Revenue	$211,156,374	$216,980,138
Gross Profit
Systems Division	$25,703,980	$23,154,188
Global Services Division	1,232,294	—
Gross Profit	$26,936,274	$23,154,188
Operating Income (Loss)
Systems Division	$2,938,464	$(2,680,598)
Global Services Division	392,673	—
Operating Income (Loss)	$3,331,137	$(2,680,598)
Interest and Other Expense (Income)
Systems Division	$811,692	$973,240
Global Services Division	97,886	—
Interest and Other Expense (Income)	$909,578	$973,240
Provision (Benefit) for Income Taxes
Systems Division	$963,641	$(1,373,851)
Global Services Division	136,151	—
Provision (Benefit) for Income Taxes	$1,099,792	$(1,373,851)
Net Income (Loss)
Systems Division	$1,163,131	$(2,279,987)
Global Services Division	158,636	—
Net Income (Loss)	$1,321,767	$(2,279,987)

16. Subsequent Events

On November 24, 2008, the Board of Directors of the Company approved the grant of nonqualified stock options to each of its two non-employee directors, pursuant to the Company’s 2006 Stock-Based Incentive Compensation Plan. Each grant provides the non-employee director with the option to purchase 10,000 shares of the Company’s common stock. The option price is $0.33, the fair market value of the stock on the date of the grant. The options were granted on November 26, 2008, and are vested and exercisable immediately, and expire on November 26, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9T. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of August 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

REPORTS OF MANAGEMENT

Management’s Report on Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Company’s management in conformity with generally accepted accounting principles to reflect the financial position of the Company and its operating results. The financial information appearing throughout this Annual Report is consistent with the consolidated financial statements. Management is responsible for the information and representations in such consolidated financial statements, including the estimates and judgments required for their preparation. The consolidated financial statements have been audited by McGaldrey & Pullen LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

The Audit Committee of the Board of Directors, which is composed entirely of directors who are not officers or employees of the Company, meets regularly with management and the independent registered public accounting firm. The independent registered public accounting firm has had, and continues to have, direct access to the Audit Committee without the presence of other management personnel, and have been directed to discuss the results of their audit work and any matters they believe should be brought to the Committee’s attention. The independent registered public accounting firm reports directly to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2008.

Management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2008 has not been attested to by McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended August 31, 2008 as stated in their report which is included herein.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information appearing in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement for the 2009 annual meeting of stockholders (the “2009 Proxy Statement”) including information under “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” is incorporated herein by reference. The Company will file the 2009 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

Information with respect to Executive Officers of the Company appears in Part I of this report.

The Company adopted a Code of Ethics in its current form in July 2004, applicable to all of its employees, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as well as the members of its Board. The Code of Ethics seeks to ensure compliance with all applicable laws and to maintain the highest standards of ethical conduct. The Code of Ethics sets out basic principles and methodology to help guide all of our officers, directors and employees in the attainment of this common goal.

Item 11. Executive Compensation

Information contained in the 2009 Proxy Statement, including information appearing under “Executive Compensation” in the 2009 Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information contained in the 2009 Proxy Statement, including information appearing under “Stock Ownership” in the 2009 Proxy Statement, is incorporated herein by reference.

The following table sets forth the information regarding equity compensation plans, as of August 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders(1)	850,805		$1.20	549,195
Equity compensation plans not approved by security holders	—		—	—
Total	850,805	$		549,195

(1)	Our 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan” was approved by our stockholders on May 8, 2006. The 2006 Plan authorizes the granting of stock options to directors and eligible employees. We have reserved 1,400,000 shares of our common stock for issuance under the 2006 Plan at prices not less than 100% of the fair value of our common stock on the date of grant (110% in the case of shareholders owning more than 10% of the our common stock). Options under the 2006 Plan may terminate after 10 years and may vest over a four year period.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information contained in the 2009 Proxy Statement, including information appearing under “Certain Relationships and Related Transactions” in the 2009 Proxy Statement, is incorporated herein by reference.

Item 14. Principal Accountants Fees and Services

Information contained in the 2009 Proxy Statement, including information appearing under “Ratification of Independent Public Accountants” in the 2009 Proxy Statement, is incorporated herein by reference.

PART IV

(a)	Financial Statements

Documents filed as part of this report include the financial statements appearing in Item 8: “Consolidated Balance Sheet”, “Consolidated Statements of Operations”, “Consolidated Statements of Cash Flows”, and “Consolidated Statements of Stockholder’s Equity”.

(b)	Financial Statement Schedules

None.

(c)	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of December 14, 2000, between Registrant, then known as American Geological Enterprises, Inc., and Emtec, Inc.(1)
2.2	Agreement and Plan of Merger, dated as of March 15, 2004, by and among DARR Westwood Technology Corporation, DARR Westwood Acquisition Corporation, the Shareholders of Westwood Computer Corporation Named, Westwood Computer Corporation, and Keith Grabel, as Shareholder’s Agent.(9)
2.3	Agreement and Plan of Merger, dated as of July 14, 2005, by and among the Registrant, Emtec Viasub LLC, and Darr Westwood Technology Corporation.(6)
2.4	Stock Purchase Agreement by and among Emtec Global Services, LLC, Luceo, Inc., and Siva Natarajan, dated March 20, 2008.(15)
2.5	Stock Purchase Agreement by and among Emtec Global Services, LLC, Aveeva, Inc., eBusiness Application Solutions, and Jessica Chopra, dated August 13, 2008. (17)
2.6	Exhibit A — Earnout to Stock Purchase Agreement by and among Emtec Global Services, LLC, Aveeva, Inc., eBusiness Application Solutions, and Jessica Chopra, dated August 13, 2008.
3.1	Certificate of Incorporation, as amended.(2)
3.2	Amended and Restated Bylaws.(2)
4.1	Certificate evidencing shares of common stock.(2)
10.1	Lease Agreement, dated March 1, 2002, between Registrant and G. F. Florida Operating Alpha, Inc., for Jacksonville, Florida facility.(3)
10.2	Lease Agreement, dated April 21, 2003, between V-Sullyfield Properties II LLC and Westwood Computer Corporation, for Chantilly, Virginia facility.(9)
10.3	Lease Agreement, dated July 1, 2003, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility.(9)
10.4	Amendment to Lease Agreement, dated July 14, 2003, between V-Sullyfield Properties II LLC and Westwood Computer Corporation, for Chantilly, Virginia facility.(9)
10.5	Subordinated Note, dated April 16, 2004, in the amount of $750,000, made by DARR Westwood Acquisition Corporation in favor of DARR Westwood LLC.(8)
10.6	Subordinated Note, dated April 16, 2004, in the amount of $750,000, made by DARR Westwood Acquisition Corporation in favor of Four Kings Management LLC.(8)
10.7	First Amendment to Lease Agreement, dated April 16, 2004, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility.(9)
10.8	Lease Agreement, dated September 2, 2004, between Registrant and GS&T Properties, LLC, for Suwanee, Georgia facility.(5)
10.9	2006 Stock Based Incentive Compensation Plan(11)
10.10	Revocable License Agreement, dated June 1, 2005, between A.M. Property Holding Corporation and Westwood Computer Corporation, for New York, New York facility.(9)

Exhibit No.	Description
10.11	Form of Guaranty issued by Registrant in favor of Four Kings Management LLC, Keith Grabel, Mary Margaret Grabel, and Darr Westwood LLC, dated September, 2005.(9)
10.12	Common Stock Purchase Warrant between Registrant and DARR Westwood LLC, dated August 5, 2005.(7)
10.13	Common Stock Purchase Warrant between Registrant and Margaret Grabel, dated August 5, 2005.(7)
10.14	8% Subordinated Promissory Note, dated August 5, 2005, issued by Darr Westwood Technology Corporation in favor of Darr Westwood LLC.(8)
10.15	Employment Agreement, dated as of June 21, 2006, between the Registrant and Brian McAdams.(10)
10.16	Form of Stock Option Agreements issued under the 2006 Plan between the Registrant and Gregory Chandler and Robert Mannarino dated October 19, 2006(12)
10.17	Loan and Security Agreement, dated December 7, 2006, by and between De Lage Landen Financial Services, Inc., the Registrant and its subsidiaries.(13)
10.18	Schedule to Loan and Security Agreement, dated December 7, 2006, by and between De Lage Landen Financial Services, Inc., the Registrant and its subsidiaries.(13)
10.19	Amended and Restated Employment Agreement dated as of February 5, 2007 by and between Westwood Computer Corporation and Keith Grabel.(14)
10.20	Amended and Restated Employment Agreement dated as of February 5, 2007 by and between Westwood Computer Corporation and Mary Margaret Grabel.(14)
10.21	Amended and Restated Employment Agreement dated as of February 5, 2007 by and between the Registrant and Ronald A. Seitz.(14)
10.22	Subordinated Promissory Note dated February 5, 2007 issued by Westwood Computer Corporation in favor of Keith Grabel.(14)
10.23	Subordinated Promissory Note dated February 5, 2007 issued by Westwood Computer Corporation in favor of Mary Margaret Grabel.(14)
10.24	Subordinated Promissory Note dated February 5, 2007 issued by Westwood Computer Corporation in favor of DARR Global Holdings, Inc.(14)
10.25	Form of Guaranty issued by Emtec, Inc. in favor of Keith Grabel, Mary Margaret Grabel, and DARR Global Holdings, Inc. dated February 5, 2007.(14)
10.26	Employment Agreement, dated March 20, 2008, by and between Luceo, Inc. and Siva Natarajan.(15)
10.27	8% Unsecured Promissory Note in the amount of $820,000, dated March 20, 2008, issued by Emtec Global Services, LLC in favor of Siva Natarajan.(16)
10.28	Employment Agreement, dated August 13, 2008, by and between eBusiness Application Solutions, Inc. and Jessica Chopra.(17)
10.29	Lease Agreement, dated March 2006, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois.
10.30	First Amendment to Lease Agreement, dated April 9, 2008, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois.
10.31	Commercial Lease Agreement, dated July 1, 2007, between Aveeva, Inc. and Ajay Chopra for office space in Fremont, California.
10.32	First Amendment to Commercial Lease Agreement, dated August 13, 2008, between Aveeva, Inc. and Ajay Chopra for office space in Fremont California.
10.33	Commercial Lease Agreement, dated July 1, 2007, between eBusiness Application Solutions, Inc. and Ajay Chopra for office space in Fremont, California.

Exhibit No.	Description
10.34	First Amendment to Commercial Lease Agreement, dated August 13, 2008, between eBusiness Applications Solutions, Inc. and Ajay Chopra for office space in Fremont California.
10.35	Emtec Global Services, LLC Incentive Bonus Plan, dated August 13, 2008, for employees of eBusiness Applications, Inc., Aveeva, Inc. and Aviance Software, Inc.
10.36	First Lease Amendment, dated June 6, 2008, between Emtec, Inc. and GS&T Properties, LLC for office space in Suwanee, Georgia.
10.37	Revocable License, dated February 20, 2008, between Emtec Federal, Inc. and A.M. Property Holding Corp. for office space in New York, New York.
10.38	Fourth Amendment to Lease Agreement, dated February 6, 2008 between Emtec, Inc. and G.F. Florida Operating Alpha, Inc. for office space in Jacksonville, Florida.
14.1	Code of Ethics.(4)
21.1	List of Subsidiaries.
23.1	Consent of a Registered Public Accounting Firm
31.1	Certification of Dinesh R. Desai, Principal Executive Officer of Registrant, dated December 1, 2008. Rule 13a-14(a)/15 d-14(a).
31.2	Certification of Stephen C. Donnelly, Principal Financial Officer of Registrant, dated December 1, 2008. Rule 13a-14(a)/15 d-14(a).
32.1	Certificate of Dinesh R. Desai, Principal Executive Officer of Registrant, dated December 1, 2008. Section 1350.
32.2	Certificate of Stephen C. Donnelly, Principal Financial Officer of Registrant, dated December 1, 2008. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated January 17, 2001, filed on January 31, 2001, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10, filed on May 21, 2001, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2002, filed on June 30, 2002, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2004, filed on July 14, 2004, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2005, filed on July 14, 2005, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated July 14, 2005, filed on July 20, 2005, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Tender Offer Statement on Form SC TO-I, filed September 7, 2005, and incorporated herein by reference.
(8)	Previously filed as an exhibit to Amendment to Registrant’s Tender Offer Statement on Form SC TO-I/A, filed September 22, 2005, and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Form 10-K, dated August 31, 2005, filed on December 14, 2005, and incorporated herein by reference.
(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated June 21, 2006, filed on June 26, 2006, and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 20, 2006, and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Form 10-K, dated August 31, 2006, filed on November 30, 2006, and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 7, 2006, filed on December 13, 2006, and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, dated February 28, 2007, filed on April 23, 2007 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Form 8-K, dated March 20, 2008, filed on March 26, 2008, and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Form 10-Q, dated May 31, 2008, filed on July 14, 2008 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Form 8-K, dated August 13, 2008, filed August 19, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 1, 2008

EMTEC, INC.

By:	/s/ Dinesh R. Desai Dinesh R. Desai Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Dinesh R. Desai Dinesh R. Desai	Chairman, Chief Executive Officer and President	December 1, 2008
/s/Brian McAdams Brian McAdams	Vice Chairman, Director	December 1, 2008
/s/Stephen C. Donnelly Stephen C. Donnelly	Chief Financial Officer (Principal Financial Officer)	December 1, 2008
/s/Keith Grabel Keith Grabel	Director, President Sales and Marketing	December 1, 2008
/s/Sam Bhatt Sam Bhatt	Chief Accounting Officer (Principal Accounting Officer)	December 1, 2008
/s/Gregory Chandler Gregory Chandler	Director	December 1, 2008
/s/Robert Mannarino Robert Mannarino	Director	December 1, 2008