Form 10-Q
period 2008-11-30
EMTEC INC/NJ
filed 2009-01-20
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (see the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one)

Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 12, 2009, there were outstanding 15,141,993 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2008

  PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2008
	(Unaudited)	August 31, 2008

Assets

Current Assets

Cash	$2,260,529	$2,025,098
Receivables:
Trade, less allowance for doubtful accounts	34,428,421	32,178,967
Others	2,364,900	2,285,542
Inventories, net	2,473,912	659,994
Prepaid expenses and other	836,055	1,006,686
Deferred tax asset - current	835,389	900,028

Total current assets	43,199,206	39,056,315

Property and equipment, net	996,988	1,108,327
Intangible assets, net	10,970,724	11,315,422
Goodwill	10,535,853	10,697,516
Deferred tax asset- long term	101,635	171,985
Other assets	105,992	124,475

Total assets	$65,910,398	$62,474,040

Liabilities and Stockholders' Equity

Current Liabilities

Line of credit	$10,057,456	$8,583,552
Accounts payable	27,343,249	24,824,365
Current portion of long term debt - related party	3,071,502	2,810,937
Income taxes payable	791,711	315,111
Accrued liabilities	4,629,051	5,418,625
Due to former stockholders	-	631,415
Customer deposits	-	500
Deferred revenue	1,179,208	1,323,177

Total current liabilities	47,072,177	43,907,682

Deferred tax liability	2,238,237	2,298,650
Accrued liabilities	124,359	342,708
Long term debt - related party	257,080	754,578

Total liabilities	49,691,853	47,303,618

Commitments and contingent liabilities
Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized;
18,006,582 and 17,714,180 shares issued and 15,141,993 and
14,849,591, outstanding at November 30, 2008 and August 31, 2008, respectively	180,066	177,142
Additional paid-in capital	20,675,223	20,635,972
Retained earnings (accumulated deficit)	959,303	(46,645)
	21,814,592	20,766,469
Less: treasury stock, at cost, 2,864,589 shares	(5,596,047)	(5,596,047)

Total stockholders' equity	16,218,545	15,170,422

Total liabilities and stockholders' equity	$65,910,398	$62,474,040

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED NOVEMBER 30, 2008 and 2007

	2008	2007
Revenues

Procurement services	$56,358,723	$70,762,377
Service and consulting	13,660,387	3,877,809

Total Revenues	70,019,110	74,640,186

Cost of Sales

Cost of procurement services	50,392,498	63,029,313
Service and consulting	10,832,626	2,965,896

Total Cost of Sales	61,225,124	65,995,209

Gross Profit

Procurement services	5,966,225	7,733,064
Service and consulting	2,827,761	911,913

Total Gross Profit	8,793,986	8,644,977

Operating expenses:

Selling, general, and administrative expenses	6,177,875	5,755,443
Rent expense – related parties	152,496	89,325
Depreciation and amortization	533,899	300,503
Total operating expenses	6,864,270	6,145,271

Operating income	1,929,716	2,499,706

Other expense (income):
Interest income – other	(4,903)	(17,775)
Interest expense	254,062	337,023
Other expense (income)	4,164	(18)

Income before income taxes	1,676,393	2,180,476
Provision for income taxes	670,446	934,274
Net income	$1,005,947	$1,246,202

Net income per common share
Basic and Diluted	$0.07	$0.09

Weighted Average Shares Outstanding
Basic	14,578,827	14,445,064

Diluted	14,632,335	14,566,446

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED NOVEMBER 30, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities
Net income	$1,005,947	$1,246,202

Adjustments to Reconcile Net Income to Net Cash (Used In) Operating Activities
Depreciation and amortization	189,201	155,415
Amortization related to intangible assets	344,698	145,088
Deferred income taxes	(215,551)	360,333
Stock-based compensation	42,175	67,352
Indemnification of professional fees	(269,882)	-

Changes In Operating Assets and Liabilities
Receivables	(2,669,976)	(19,742,179)
Inventories	(1,813,918)	2,833,400
Prepaid expenses and other assets	189,114	(99,937)
Accounts payable	2,518,885	9,739,003
Customer deposits	(500)	(136,089)
Income taxes payable	476,600	530,783
Accrued liabilities	(411,898)	77,561
Deferred revenue	(143,969)	(21,686)
Net Cash Used In Operating Activities	(759,074)	(4,844,754)

Cash Flows From Investing Activities
Purchases of property and equipment	(77,864)	(17,836)
Increase to goodwill/ tax settlement	(164,602)	-
Net Cash Used In Investing Activities	(242,466)	(17,836)

Cash Flows From Financing Activities
Net increase (decrease) in line of credit	1,473,904	4,121,129
Repayment of debt	(236,932)	(239,200)
Net Cash Provided By Financing Activities	1,236,972	3,881,929

Net increase (decrease) in Cash	235,431	(980,661)
Beginning Cash	2,025,098	2,251,352

Ending Cash	$2,260,529	$1,270,691
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$208,635	$33,050
Interest	$146,309	$199,756

Supplemental Schedule of Non Cash Investing and Financing Activities
Indemnification receivable due from former shareholders settled by the amounts due to former shareholders	$631,415	-

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.  Quarterly results are not necessarily indicative of results for the full year. For further information, refer to the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 2008.

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

On August 13, 2008, the Company acquired, through its subsidiary EGS, all of the outstanding stock of eBusiness Application Solutions, Inc. (‘eBAS”), and Aveeva, Inc. (“Aveeva”) headquartered in Fremont, CA and their Indian subsidiary Aviance Software India Private Limited (“Aviance”), headquartered in Bangalore, India. eBAS and Aveeva offers a broad range of software consulting services, including business analysis, quality assurance, testing, and training as well as SAP, CRM, Oracle Apps, and Java based solutions throughout the United States.

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

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company has set an annual impairment testing date of June 1.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

The changes in the carrying amount of goodwill for the three months ended November 30, 2008 are as follows:

Balance at August 31, 2008	$10,697,516
Reduction in goodwill arising from settlement of tax uncertainties acquired in April 16, 2004 merger	(161,663)
Balance at November 30, 2008	$10,535,853

The Company determined that it has two reporting segments, Systems Division and Global Services Division. Systems Division primarily consists of the Company’s historical business prior the acquisition of Luceo on March 20, 2008 and Global Services Division consists of Luceo, eBAS and Aveeva.  Further, the Company determined that it has three reporting units under SFAS 142; Systems Divisions, Luceo, and eBAS/Aveeva.

Based on the income (discounted cash flows) and market-based (guideline company method) approaches there was no goodwill impairment for the System Division at June 1, 2008. Based on the income (discounted cash flow) approach there was no goodwill impairment for the Luceo reporting unit at June 1, 2008. At November 30, 2008, Emtec's market capitalization was less than its total stockholders' equity, which is one factor the Company considered when determining whether goodwill should be tested for impairment between annual tests.  The Company does not currently believe that the reduced market capitalization represents a goodwill impairment indicator as of November 30, 2008, however, if current market conditions persist and the Company’s estimated value under the income and market-based approaches is effected, then it is possible that the Company may have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

At November 30, 2008 and August 31, 2008, the components of identifiable intangible assets are as follows:

	November 30, 2008	August 31, 2008
Customer relationships	$12,861,712	$12,861,712
Non-compete agreements	370,000	370,000
	13,231,712	13,231,712
Accumulated amortization	(2,260,988)	(1,916,290)
	$10,970,724	$11,315,422

Customer relationships represent the value ascribed to customer relationships purchased in 2005 and the acquisitions of Luceo and eBAS/Aveeva in fiscal 2008.  The amounts ascribed to customer relationships are being amortized on a straight-line basis over 5-15 years.

Non-compete agreements represent the value ascribed to covenants not to compete employment agreements with certain members of Luceo and eBAS/Aveeva’s management entered into at the date of the respective acquisitions.  The amounts ascribed to non-compete agreements are being amortized on a straight-line basis over five years.

Amortization expense was $344,698 and $145,088 for the three months ended November 30, 2008 and 2007, respectively.  We currently expect future amortization for the next 5 years ending August 31, 2009 through 2013 will be approximately $1,370,000 per year.

Long-lived assets, including customer relationships and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with “SFAS” No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired, and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.  No impairment of long-lived assets occurred during the three months ended November 30, 2008.

Earnings Per Share

Basic earnings per share amounts are computed by dividing net income available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted earnings per share is similar to the computation of basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as of the end of the period. Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 53,508 and 121,382 shares for the three months ended November 30, 2008 and 2007, respectively. Outstanding warrants to purchase 1,682,444 and 1,648,807 common shares as of November 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share for the three months ended November 30, 2008 and 2007, because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Income Taxes and Due to Former Stockholders

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

In October 2008, the Company settled the August 2003 and April 2004 tax audits of Emtec-Federal {formerly Westwood Computer Corporation (“Westwood”)} with the Appeals Office of the IRS.  The settlement agreement resulted in an additional federal income tax payment of $145,070, which included interest of $40,908.  The Company has initiated the preparation of 2003 and 2004 amended New Jersey income tax returns to pay additional New Jersey tax liability that results from the IRS settlement.  The accounting to record the settlements of these pre-merger tax liabilities under FIN 48 resulted in adjustments to goodwill and to deferred tax assets.  Since the underlining provisions of the executed Westwood merger agreement included indemnification coverage by Westwood’s former stockholders, the Company recorded a receivable “due from the Westwood former stockholders”, of $631,415.  The $631,415 included pre-merger tax liabilities totaling $361,533 plus associated professional fees to defend the Company’s tax positions totaling $269,882.  The $361,533 portion of the Company’s indemnity claim was recorded as a reduction to goodwill acquired in the April 2004 Westwood merger.  The remaining $269,882 portion was recorded as a reduction to selling, general & administrative expenses for the three months ended November 30, 2008.

The “due from Westwood former stockholders” receivable was satisfied during October 2008, based on offsetting amounts “due to Westwood former stockholders” totaling $631,415.  The amounts “due to Westwood former stockholders” represented funds we held as unclaimed merger consideration.

Reconciliation of Unrecognized Tax Liability for the three months ended November 30, 2008:

Balance at September 1, 2008	$692,532

Unrecognized tax postions of prior periods:
Increase	-
Decrease	-

Unrecognized tax postions of current year:
Increase	3,371
Decrease	-

Decrease in Unrecognized tax benefits due to settlements	(547,119)

Decrease in Unrecognized tax benefits due to lapse of statute of limitations	-

Balance at November 30, 2008	$148,784

Total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$50,903

Accrued interest and penalties for unrecognized tax benefits as of November 30, 2008 balance sheet	$63,470

Interest and penalties classified as income tax expense (benefit)- for the three months ended November 30, 2008	$(23,594)

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

Unaudited pro forma results of operations as if the acquisition of eBAS/Aveeva had occurred as of September 1, 2007 is presented below.

	Three months ended
	November 30,
	2008	2007
Revenue	$70,019,110	$84,011,475
Net income	1,005,947	1,480,863
Basic and diluted earning per share	$0.07	$0.10

The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments. All adjustments were tax effected. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on September 1, 2007 or of future results of operations of the consolidated entities.

4. Stock-Based Compensation and Warrants

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
A summary of stock options for the three months ended November 30, 2008 is as follows:

For the Three Months Ended November 30, 2008	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value *
Options Outstanding -September 1, 2008	386,500	$1.22
Options Granted	20,000	$0.33
Options Exercised	-
Options Forfeited or Expired	(1,000)	$1.31

Options Outstanding - November 30, 2008	405,500	$1.13	6.06 years	$6,200

Options Exercisable -November 30, 2008	169,500	$1.08	7.27 years	$6,200

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the three months ended November 30, 2008.

The following assumptions were used to value stock options issued during the three months ended November 30:

	2008	2007

Weighted-Average Fair Value	$0.28	$0.47

Assumptions
Expected Volatility	106.49%	100%
Expected Term	5 years	5 years
Expected Forfeiture Rate	0%	0%
Dividend Yield	0%	0%
Risk-Free Interest Rate	1.89%	3.21%

Non-vested Stock (Restricted Stock)

During the fiscal year ended August 31, 2007, the Company granted 459,224 shares of non-vested (restricted) stock to certain members of senior management and employees.  These non-vested shares vest equally over 4 years.  During January 2008, the Company granted 10,331 shares of stock to a member of senior management team. During November 2008, the Company granted 292,402 shares of non-vested (restricted) stock to certain members of senior management in connection with annual bonus compensation. These non-vested shares vest over a one-year period. The fair value of these shares was determined based upon the quoted closing price of the Company’s stock on the Over-the-Counter Bulletin Board on the grant date.  The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the date of grant over the vesting period on a straight-line basis.

The following table summarizes the Company’s restricted stock activity during the three months ended November 30, 2008:

For the Three Months Ended November 30, 2008	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2008	330,542	$1.24
Granted	292,402	$0.36
Vested	(59,778)	$1.24	$21,520	(a)
Forfeited	-	-
Nonvested -November 30, 2008	563,166	$0.78	$202,740	(b)
Vested -November 30, 2008	193,541	$1.25	$150,166	(a)

(a)
The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of November 30, 2008 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

Stock Options and Non-vested Stock

Stock-based compensation costs related to the 2006 Plan totaled $42,175 and $67,352 during the three months ended November 30, 2008 and 2007, respectively.  As of November 30, 2008, the Company had recognized a cumulative total of $756,448 in compensation costs and had $295,959 of unrecognized compensation cost related to these instruments.  The cost is expected to be recognized over a remaining period of 3 years.

Warrants

On August 5, 2005, the Company issued certain stockholders stock warrants that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of then total issued and outstanding shares of the Company’s common stock, measured on a post-exercise basis, at any date during the 5-year term of the warrants, which ends August 5, 2010.  The aggregate exercise price of these warrants is fixed at $3,695,752.  The exercise price per warrant will vary based upon the number of shares issuable under the warrants.  The number of shares issuable under the warrants totaled 1,682,444 and 1,648,807 shares, with an exercise price of $2.20 and $2.24 per share, as of November 30, 2008 and 2007, respectively. The outstanding warrants were anti-dilutive for the three months ended November 30, 2008 and 2007, because the exercise price was greater than the average market price of the Company’s common shares.

5. Line of Credit

The Company, Emtec NJ, Emtec LLC, Emtec Federal, Emtec Global, Luceo, eBAS, and Aveeva (collectively, the “Borrower”), have a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender provides the Borrower with a revolving credit loan and floor plan loan (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility.

As of November 30, 2008, borrowings under the Credit Facility bore interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% (3.50% as of November 30, 2008) for revolving credit loans. Floor plan loans do not bear interest until, and unless, the Borrower is in default, unless a floorplan loan is unsubsidized, then, such floor plan loan will accrue interest once made, at the rate agreed to by the parties. Interest on outstanding floor plan loans accrues at the rate of 2.5% per annum in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal.  The rate in effect was 6.50% as of November 2008.  The Company did not have any unsubsidized floorplan loans during the three months ended November 30, 2008 and 2007. The rates discussed in this paragraph were in effect through the December 6, 2008 renewal date of the Credit Facility.

To secure the payment of the obligations under the Credit Facility, the Borrower granted the Lender a security interest in all of Borrower’s assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letters of credit rights, and all judgments, claims and insurance policies.

The Company had balances of $10.06 million and $8.58 million outstanding under the revolving portion of the Credit Facility, and balances of $2.91 million and $2.05 million (included in the Company’s accounts payable) outstanding plus $1.15 million and $444,700 in open approvals under the floor plan portion of the Credit Facility at November 30, 2008 and August 31, 2008, respectively. Net availability of $16.55 million and $14.44 million was available under the revolving portion of the Credit Facility, and additionally $1.33 million and $6.49 million was available under the floor plan portion of the Credit Facility, as of November 30, 2008 and August 31, 2008, respectively.
As of November 30, 2008, the Company determined that it was in compliance with its financial covenants with the Lender.

On December 5, 2008, the Borrower entered into a First Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “First Amendment”) with the Lender, pursuant to which the Lender has agreed to extend the term of the Credit Facility from December 7, 2008 until December 7, 2010 and to make certain other amendments to the Credit Facility, including the following:

▪	The First Amendment changes the base rate of interest to the three month (90 day) LIBOR rate from the previous base rate of the “Prime Rate.”

▪
The First Amendment changes the interest rate for revolving credit loans to the base rate plus 3.25% from the previous interest rate for revolving credit loans of the base rate minus 0.5%, and changes the interest rate for floorplan loans, if applicable, to 6.25% in excess of the base rate from the previous interest rate for floorplan loans of  2.5% in excess of the base rate.

▪
The First Amendment amends the Schedule to provide that the Borrowers must pay the Lender a floorplan annual volume commitment fee if the aggregate amount of all floorplan loans does not equal or exceed $60,000,000 in a 12 month period from December 1st through November 30th.  The floorplan commitment fee is equal to the amount that the floorplan usage during such 12 month period is less than $60,000,000 multiplied by 1%.  If the Borrower terminates the Credit Facility during a 12 month period, the Borrower shall be required to pay the Lender a pro rated portion of the annual volume commitment fee.

In addition by executing the First Amendment, Emtec Global, Luceo, eBAS and Aveeva each joined the Credit Facility as a Borrower and granted DLL a security interest in all of  their respective interests in certain of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.  Emtec Global pledged 100% of the outstanding shares of its domestic subsidiaries, eBAS and Luceo, and Emtec Global and Aveeva pledged 65% in the aggregate of the outstanding shares of Aviance Software (India) Pvt. Ltd., an Indian company.

6. Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, are comprised of the following:

	For the Three Months Ended November 30,
	2008	% of Total	2007	% of Total
Departments of the U.S. Government	$40,195,246	57.4%	$48,370,513	64.8%
State and Local Governments	2,996,195	4.3%	3,718,015	5.0%
Commercial Companies	16,758,915	23.9%	13,082,477	17.5%
Education and other	10,068,754	14.4%	9,469,181	12.7%
Total Revenues	$70,019,110	100.0%	$74,640,186	100.0%

Major Customers

Three months ended November 30, 2008

Sales to a school district in Georgia accounted for approximately $8.9 million or 12.8% and $5.6 million or 7.5% of the Company’s total revenues for three months ended November 30, 2008 and 2007, respectively.

Three months ended November 30, 2007

Sales to a department of the United States Government accounted for approximately $10.2 million or 13.7% and $3.7 million or 4.8% of the Company’s total revenue for the three months ended November 30, 2007 and 2008, respectively.

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

The trade account receivables consist of the following:

	November 30,	August 31,
	2008	2008
Trade receivables	$34,819,558	$32,570,104
Allowance for doubtful accounts	(391,137)	(391,137)
Trade receivables, net	$34,428,421	$32,178,967

7.  Accrued Liabilities

Current accrued liabilities consisted of the following:

	November 30, 2008	August 31, 2008

Accrued payroll	$1,763,173	$2,384,922
Accrued commissions	719,696	730,848
Accrued state sales taxes	95,428	97,514
Accrued third party service fees	132,625	108,070
Other accrued expenses	1,918,129	2,097,271
	$4,629,051	$5,418,625

8. Related Party Transactions

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by certain directors and officers of the Company and their related family members. Rent expense was $45,000 for each of the three months ended November 30, 2008 and 2007, respectively.  The facilities consist of office and warehouse space totaling 42,480 square feet, located in Springfield, New Jersey

The Company is occupying approximately 26,000 square feet of office and warehouse space in a 70,000- square-foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which certain officers of the Company are passive investors with an approximately 20% equity interest. The lease term is for 5 years, with monthly base rent of $15,832. During the three months ended November 30, 2008 and 2007, the Company recorded expense under this lease totaling $47,496 and $44,325, respectively.

In conjunction with the acquisition of eBAS/Aveeva, the Company entered into a lease for approximately 20,000 square feet of office space.  This space is leased from the spouse of the President of eBAS/Aveeva.  The lease term is through August 31, 2011, with a monthly rent of $20,000.  For the three months ended November 30, 2008, the Company recorded expense under this lease totaling $60,000.

Management believes the lease payments are at or below market rate for similar facilities for the leases noted above.

EgisNova Corp. is an information technology staffing company, owned by the spouse of the President of Luceo. EgisNova Corp. provides subcontractor services to Luceo. EgisNova Corp. provided gross services to Luceo totaling $306 for the three months ended November 30, 2008.

9. Segment Information

The Company has adopted Statement of Financial Accounting Standard No. 131, “Disclosure about Segments of an Enterprise and Related Information.”  The Company’s business activities are divided into two business segments, Systems Division and Global Services Division.  Systems Division provides services and products to commercial, federal, education, state and local government clients.  System Division’s areas of specific practices include communications, data management, enterprise computing, managed services, storage and data center planning and development.  Systems Division’s client base is comprised of departments of the United States Federal Government, state and local governments, schools and commercial businesses throughout the United States.  Global Services Division offers a broad range of consulting/contracting services to clients throughout the United States including IT project management services, packaged software implementation, web technologies/client server application development and extended service maintenance and upgrades.  Global Services is comprised primarily of the business operations acquired through the acquisitions of Luceo on March 20, 2008 and eBAS/Aveeva on August 13, 2008.

Summarized financial information relating to the Company’s operating segments is as follows:

	November 30,2008	August 31, 2008
	(Unaudited)
Identifiable Assets:
Systems Division	49,629,764	46,212,267
Global Services Division	16,280,634	16,261,773
Total Assets	65,910,398	62,474,040

	Three months ended November 30,
	2008	2007
	(Unaudited)
Revenues
Systems Division	59,306,220	74,640,186
Global Services Division	10,712,890	-
Total Revenue	70,019,110	74,640,186

Gross Profit
Systems Division	6,686,672	8,644,977
Global Services Division	2,107,314	-
Gross Profit	8,793,986	8,644,977

Operating Income
Systems Division	1,200,045	2,499,706
Global Services Division	729,670	-
Operating Income	1,929,716	2,499,706

Interest and Other Expense (Income)
Systems Division	134,558	319,230
Global Services Division	118,764	-
Interest and Other Expense (Income)	253,323	319,230

Provision for Income Taxes
Systems Division	416,097	934,274
Global Services Division	254,349	-
Provision for Income Taxes	670,446	934,274

Net Income
Systems Division	649,390	1,246,202
Global Services Division	356,557	-
Net Income	1,005,947	1,246,202

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).  In addition to historical information, this Quarterly Report on Form 10-Q contains our beliefs regarding future events and our future financial performance.  In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words.  You should be aware that those statements are only our predictions.  Actual events or results may differ materially.  We undertake no obligation to publicly release any revisions to forward-looking statements after the date of this report. In evaluating those statements, you should specifically consider various factors, including the risk factors discussed in our Annual Report on Form 10-K for the year ended August 31, 2008 and other reports or documents that we file from time to time with the SEC.  All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

For three months ended November 30, 2008 and 2007, our Systems Divisions revenues decreased to $59.31 million from $74.64 million. If we are unable to increase our revenues in future periods, whether due to the effects of the economic downturn on our commercial business or otherwise, then we may be forced to consolidate our operations to reduce operating expenses sufficiently to achieve profitable operations. We have implemented several cost containment measures beginning in December 2008 that will reduce our selling, general and administrative expenses in future quarters, but there can be no assurance that we will be able to generate sufficient new business or that our cost containment measures in place will provide us the ability to maintain profitability in the future.

Our financial results can be impacted by the level of business activity of our clients, in particular our commercial clients.  The current economic downturn may continue to cause reductions in technology and discretionary spending by our clients.  Furthermore, business activity from our government and education clients may also decrease as their spending will be impacted by declining tax revenues associated with this economic downturn.

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

Results of Operations

Comparison of Three Months Ended November 30, 2008 and November 30, 2007

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the three months ended November 30, 2008 and 2007.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Three Months Ended November 30,

	2008	2007	Change	%
Revenues
Procurement services	$56,358,723	$70,762,377	$(14,403,654)	-20.4%
Service and consulting	13,660,387	3,877,809	9,782,578	252.3%
Total Revenues	70,019,110	74,640,186	(4,621,076)	-6.2%

Cost of Sales
Cost of procurement services	50,392,498	63,029,313	(12,636,815)	-20.0%
Service and consulting	10,832,626	2,965,896	7,866,730	265.2%
Total Cost of Sales	61,225,124	65,995,209	(4,770,085)	-7.2%

Gross Profit
Procurement services	5,966,225	7,733,064	(1,766,839)	-22.8%
Procurement services %	10.6%	10.9%

Service and consulting	2,827,761	911,913	1,915,848	210.1%
Service and consulting %	20.7%	23.5%

Total Gross Profit	8,793,986	8,644,977	149,009	1.7%
Total Gross Profit %	12.6%	11.6%

Operating expenses:
Selling, general, and administrative expenses	6,177,875	5,755,443	422,432	7.3%
Rent expense – related party	152,496	89,325	63,171	70.7%
Depreciation and amortization	533,899	300,503	233,396	77.7%
Total operating expenses	6,864,270	6,145,271	718,999	11.7%
Pecent of revenues	9.8%	8.2%

Operating income	1,929,716	2,499,706	(569,990)	-22.8%
Percent of revenues	2.8%	3.3%

Other expense (income):
Interest income – other	(4,903)	(17,775)	12,872	-72.4%
Interest expense	254,062	337,023	(82,961)	-24.6%
Other	4,164	(18)	4,182	N/A

Income before income taxes	1,676,393	2,180,476	(504,083)	-23.1%
Provision for income taxes	670,446	934,274	(263,828)	-28.2%
Net income	$1,005,947	$1,246,202	$(240,255)	-19.3%
Percent of revenues	1.4%	1.7%

Total Revenues

Our total revenues, by segments, are comprised of the following:

	Three months ended November 30,
	2008	2007
	(Unaudited)
Revenues
Systems Division	59,306,220	74,640,186
Global Services Division	10,712,890	-
Total Revenue	70,019,110	74,640,186

Systems Division

Our Systems Division’s revenues, by client types and revenue type, are comprised of the following:

	For the Three Months Ended November 30,
	2008	% of Total	2007	% of Total
Departments of the U.S. Government	$40,195,246	67.8%	$48,370,513	64.8%
State and Local Governments	2,996,195	5.0%	3,718,015	5.0%
Commercial Companies	6,046,025	10.2%	13,082,477	17.5%
Education and other	10,068,754	17.0%	9,469,181	12.7%
Total Revenues	$59,306,220	100.0%	$74,640,186	100.0%

	For the Three Months Ended November 30,
	2008	2007	Change	%
Revenues
Procurement services	$56,358,723	$70,762,377	$(14,403,653)	-20.4%
Service and consulting	2,947,497	3,877,809	(930,312)	-24.0%
Total Revenues	59,306,220	74,640,186	(15,333,965)	-20.5%

Systems Division’s total revenues decreased $15.33 million, or 20.5%, to $59.31 million for the three months ended November 30, 2008, compared to $74.64 million for the three months ended November 30, 2007.  Procurement services revenue decreased $14.40 million or 20.4%, to $56.36 million for the three months ended November 30, 2008, compared to $70.76 million for the three months ended November 30, 2007. Services and consulting revenue for the Systems Division decreased $930,312, or 24.0%, to $2.95 million for the three months ended November 30, 2008.  These decreases are primarily due to an overall decrease in our clients’ IT spending, particularly in our commercial business and in various governmental agencies in the State of New Jersey. We believe that this decrease in revenues can be attributed to the current economic downturn.

During the three months ended November 30, 2008 and 2007, U.S. governmental department and agency related revenues represented approximately 67.8% and 64.8% of total Systems Division’s revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the General Service Administration. Revenues from various civilian and military U.S. governmental departments and agencies decreased by approximately $8.17 million during the three months ended November 30, 2008 compared with the three months ended November 30, 2007. This is mainly due to a large computer hardware sale of approximately $10.2 million to a department of the United States Government in three months ended November 30, 2007. The same client only accounted for approximately $3.7 million in revenue for the current three months ended November 30, 2008.

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
Revenues from commercial clients decreased by approximately $7.04 million during the three months ended November 30, 2008 compared with the three months ended November 30, 2007. This decrease is mainly due to the current economic downturn that caused reductions in technology and discretionary spending by our commercial clients.

During the three months ended November 30, 2008, revenues from our education business increased by approximately $600,000 compared with the three months ended November 30, 2007. This increase is attributable to increase in various computer roll-out projects for a school district in Georgia during the three months ended November 30, 2008.

Global Services Division

Our Global Services Division’s revenues were $10.71 million for the three months ended November 30, 2008. Global Services Division consists of revenues from our recently acquired subsidiaries Luceo, eBAS and Aveeva.

Gross Profit

Our total gross profit, by segments, is comprised of the following:

	Three months ended November 30,
	2008	2007
	(Unaudited)
Gross Profit
Systems Division	6,686,672	8,644,977
Global Services Division	2,107,314	-
Gross Profit	8,793,986	8,644,977

Systems Division

Aggregate gross profit for our Systems Division decreased $1.96 million, or 22.7%, to $6.69 million for the three months ended November 30, 2008 as compared to $8.64 million for the three months ended November 30, 2007. This decrease is mainly due to a decrease in revenue as discussed in the total revenue section. Additionally, in the quarter ended November 30, 2008 we received less manufacturer incentives and rebates than in the quarter ended November 30, 2007.

Measured as a percentage of revenues, our gross profit margin for Systems Division decreased to 11.3% of our Systems Division’s revenues for the three months ended November 30, 2008 from 11.6% for the three months ended November 30, 2007. This decrease is mainly due to competitive pressure, aggressive pricing strategies, changes in the volume incentive rebates programs offered by certain manufacturers, the mix of client type and the mix of products and services sold affected our margin percentages.

Global Services Division

Our Global Services Division’s gross profit was $2.11 million for the three months ended November 30, 2008.

Selling, General and Administrative Expenses

Systems Division

Selling, general and administrative expenses for our Systems Division decreased by $ 685,700, or 11.9% to $5.07 million for the three months ended November 30, 2008, compared to $5.76 million for the three months ended November 30, 2007. During the three months ended November 30, 2008, the Company recorded an indemnification claim recovery of $631,415 by offset against a liability due to former shareholders of Westwood.   A $361,533 portion of the indemnification claim pertained to total settled tax liabilities attributable to Westwood pre-merger tax years and was recorded as a collection of the $341,165 other receivable and a $20,368 decrease to goodwill.  The remaining $269,882 portion of the indemnification claim was recorded as reduction in selling, general and administrative expense for the three months ended November 30, 2008.  This portion of the claim pertained to professional fees expensed post-merger associated with defending the Company’s tax positions during the IRS tax audit and appeals process.

Without the reduction of $269,882 in selling, general and administrative expenses associated with indemnification claim, Systems Division’s selling, general and administrative expenses would have decreased by $415,818, or 7.2% to $5.34 million for the three months ended November 30, 2008, compared to $5.76 million for the three months ended November 30, 2007.  This decrease in selling, general and administrative expenses for the three months ended November 30, 2008 is mainly due to a decrease in sales commission of approximately $348,000 and bonus expense by approximately $137,000, which is directly related to the decrease in our gross profit as discussed in the gross profit section.

Global Services Division

Our Global Services Division’s selling, general and administrative expenses for the three months ended November 30, 2008 were $1.11 million.

Rent Expense-Related Party

Systems Division

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by certain directors and officers of the Company and their related family members. The lease term is through April 2009 with monthly base rent of $15,000. We have provided notice of renewal to extend the lease for an additional five year term. During the three months ended November 30, 2008 and 2007, we recorded $45,000 in expense under this lease.

We occupy approximately 26,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA.  This space is leased from a limited liability company in which certain officers of our company are passive investors with an approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $15,832. During the three months ended November 30, 2008 and 2007, the Company recorded expense under this lease totaling to $47,496 and $44,325, respectively.

Global Services Division

We occupy approximately 20,000 square feet of office space in Fremont, CA.  This space is leased from the spouse of the President of eBAS/Aveeva.  The lease term is for 3 years with monthly base rent of $20,000. During the three months ended November 30, 2008, we recorded $60,000 in expense under this lease.
Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

Systems Division

Depreciation and amortization expense for our Systems Division increased by 7.9%, or $23,884, to $324,387 for the three months ended November 30, 2008, compared to $300,503 for the three months ended November 30, 2007.  This increase in depreciation expense is mainly due to depreciation expense associated with computer equipment purchased during the fiscal year ended August 31, 2007.

Intangible assets of the Systems Division at November 30, 2008 and August 31, 2008 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $1,954,376 and $1,809,288, respectively.  The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years.  Amortization expense of the Systems Division was $145,088 for each of the three months ended November 30, 2008 and 2007.

Global Services Division

Our Global Services Division’s depreciation expense for the three months ended November 30, 2008 was $9,901.

Intangible assets of the Global Services Division at August 31, 2008 consisted of the estimated value ascribed to customer relationships of $4,200,000 less accumulated amortization of $276,303, and estimated value ascribed to non-compete of $370,000 less accumulated amortization of $30,311.  The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 9 years and non-compete covenants are being amortized on a straight-line basis over 5 years.  Amortization expense for the Global Services Division was $199,611 for the three months ended November 30, 2008.

Operating income

Systems Division

Operating income for our Systems Division for the three months ended November 30, 2008 decreased by 52.0%, or $1.30 million, to $1.20 million, compared to $2.50 million for the three months ended November 30, 2007. This decrease in operating income is mainly due to decreased revenues and gross profit as discussed in the Total Revenue and Gross Profit sections above.   Additionally, the recording of $269,882 portion of the indemnification claim associated with professional fees in selling, general and administrative expense increased operation income by the same amount for the three months ended November 30, 2008.

Global Services Division

Our Global Services Division’s operating income for the three months ended November 30, 2008 was $729,671.

Interest expense

Systems Division

Interest expense for the Systems Division decreased by 59.1%, or $199,183, to $137,840 for the three months ended November 30, 2008, compared to $337,023 for the three months ended November 30, 2007.  This is primarily attributable to lower balance on various notes payable and a lower average interest rate charged on the line of credit attributable to decreasing prime rate during this period.

Global Services Division

Our Global Services Division’s interest expense for the three months ended November 30, 2008 was $116,222. This interest expense is related to acquisition debt from the line of credit and 8% subordinated note payable to Mr. Natarajan as part of the acquisition of Luceo.

Provision for Income Taxes

Systems Division

Income tax expense for Systems Division decreased by $518,177, to $416,097 for the three months ended November 30, 2008, compared to $934,274 for the three months ended November 30, 2007. This decrease is mainly due to $1.11 million decrease in income before income taxes in the quarter ended November 30, 2008 compared to the quarter ended November 30, 2007. The effective tax rate for the Systems Division was 39.1% for the three months ended November 30, 2008 versus an effective tax rate of 42.8% for the three months ended November 30, 2007.  This was primarily attributable to recording of $23,594 income tax benefit from the adjustment of interest and penalties accrued for previously unrecognized tax positions.

Global Services Division

We recorded an income tax expense for the Global Services Division of $254,349 for the three months ended November 30, 2008. The effective tax rate for the Global Services Division for this period was 41.6%.

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

Liquidity and Capital Resources

Cash at November 30, 2008 of $2.26 million represented an increase of $235,431 from $2.02 million at August 31, 2008. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit.  Borrowings under our line of credit at November 30, 2008 increased to $10.06 million from $8.58 million at August 31, 2008. The increase in line of credit is primarily attributable higher revenues in the quarter ended November 30, 2008 compared with the quarter ended August 31, 2008. As of November 30, 2008, our net working capital (defined as the excess of our current assets over our current liabilities) was approximately $978,397 greater than it was at August 31 2008. The increase in working capital is primarily attributable to net income of $1.01 million for the three months ended November 30, 2008.

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

As  of November 30, 2008, borrowings under the Credit Facility bore interest at an annual rate equal to the rate of interest published in the “Money Rates” section of the Wall Street Journal minus 0.5% (3.50% as of November 30, 2008) for revolving credit loans. Floor plan loans do not bear interest until, and unless, the Borrower is in default, unless a floorplan loan is unsubsidized, then, such floor plan loan will accrue interest once made, at the rate agreed to by the parties. Interest on outstanding floor plan loans accrues at the rate of 2.5% per annum in excess of the interest rate published in the “Money Rates” section of the Wall Street Journal.  The rate in effect was 6.50% as of November 2008.  The Company did not have any unsubsidized floorplan loans during the three months ended November 30, 2008 and 2007.  The rates discussed in this paragraph were in effect thru the December 6, 2008, renewal date of the Credit Facility.

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

As of November 30, 2008, we had an outstanding balance of $10.06 million under the revolving portion of the Credit Facility and $2.91 million of outstanding (included in the Company’s accounts payable) balances plus $1.15 million in open approvals under the floor plan portion of the Credit Facility with Lender. As of November 30, 2008, we had net availability of $16.55 million under the revolving portion of the Credit Facility and additional net availability of $1.33 million under the floor plan portion of the Credit Facility.

As of November 30, 2008, the Company determined that it was in compliance with its financial covenants with the Lender.

On December 5, 2008, the Borrower entered into a First Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “First Amendment”) with the Lender, pursuant to which the Lender has agreed to extend the term of the Credit Facility from December 7, 2008 until December 7, 2010 and to make certain other amendments to the Credit Facility, including the following:

▪	The First Amendment changes the base rate of interest to the three month (90 day) LIBOR rate from the previous base rate of the “Prime Rate.”

▪
The First Amendment changes the interest rate for revolving credit loans to the base rate plus 3.25% from the previous interest rate for revolving credit loans of the base rate minus 0.5%, and changes the interest rate for floorplan loans, if applicable, to 6.25% in excess of the base rate from the previous interest rate for floorplan loans of  2.5% in excess of the base rate.

▪
The First Amendment amends the Schedule to provide that the Borrowers must pay the Lender a floorplan annual volume commitment fee if the aggregate amount of all floorplan loans does not equal or exceed $60,000,000 in a 12 month period from December 1st through November 30th.  The floorplan commitment fee is equal to the amount that the floorplan usage during such 12 month period is less than $60,000,000 multiplied by 1%.  If the Borrower terminates the Credit Facility during a 12 month period, the Borrower shall be required to pay the Lender a pro rated portion of the annual volume commitment fee.

In addition by executing the First Amendment, Emtec Global, Luceo, eBAS and Aveeva each joined the Credit Facility as a Borrower and granted DLL a security interest in all of all of their respective interests in certain of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.  Emtec Global pledged 100% of the outstanding shares of its domestic subsidiaries, eBAS and Luceo, and Emtec Global and Aveeva pledged 65% in the aggregate of the outstanding shares of Aviance Software (India) Pvt. Ltd., an Indian company.

As of November 30, 2008, we had open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $30.20 million with outstanding principal of approximately $17.33 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations, and financial condition.

Capital expenditures of $77,864 during the three months ended November 30, 2008 related primarily to the purchase of computer equipment for internal use. We anticipate our total capital expenditures for our fiscal year ending August 31, 2009 will be approximately $600,000, of which approximately $250,000 will be for the upgrade of our organizational computer system and the remaining $350,000 will primarily be for the purchase of computer equipment for internal use, furniture, delivery trucks and leasehold improvements.

We anticipate that our primary sources of liquidity for the balance of fiscal year 2009 will be cash generated from operations, trade vendor credit and cash available to us under our Credit Facility.  Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues. Any loss of clients, whether due to price competition or technological advances, will have an adverse affect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses.

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

Service and consulting revenue include time billings based upon billable hours charged to clients, fixed price short-term projects,  and hardware maintenance contracts.  These contracts generally are task specific and do not involve multiple deliverables.  Revenues from time billings are recognized as services are delivered.  Revenues from short-term fixed price projects are recognized using the proportionate performance method by determining the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to perform the project because this is the most readily reliable measure of output. Revenues from hardware maintenance contracts are recognized ratably over the contract period.

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

Intangible assets at November 30, 2008 and August 31, 2008 consisted of the value ascribed to customer relationships and non-compete covenants.  The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 15 years and five years for non-compete covenants.  Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Item 3. Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.  We have issued no debt instruments, entered into no forward or future contracts, purchased no options and entered into no swaps.  Our primary market risk exposures are those of interest rate fluctuations.  A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility.  Our balance on the line of credit at November 30, was approximately $10.0 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $100,000 annually.

Item 4T. Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2008.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On December 15, 2008, Unisys Corporation, one of our suppliers, filed a lawsuit against us in the Superior Court of New Jersey in Union County alleging that we owe $158,003 for various products and related services they claim to have provided from November 2005 through March 2007, plus interest and legal fees totaling to $233,784. We believe that the claims made by Unisys are without merit and intend to vigorously defend against this action.  We do not believe that this claim will have a material adverse effect on our financial position, cash flows or results of operations. However, due to the uncertain nature of such litigation, we cannot predict the outcome of this matter.

We are occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. We believe that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Our 2008 Annual Report on Form 10-K includes a detailed discussion of our risk factors.  The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed under Item 1A of our Form 10-K for the year ended August 31, 2008.

If we are unable to generate sufficient revenues, we may have to further down size.

For three months ended November 30, 2008 and 2007, total revenues decreased to $70.02 million from $74.64 million. Our Systems Division’s revenues for the three months ended November 30, 2008, decreased $15.33 million, to $59.31 million from $74.64 million for the three months ended November 30, 2007. If we are unable to increase our revenues in future periods, whether due to the effects of the economic downturn on our commercial business or otherwise, then we may be forced to consolidate our operations to reduce operating expenses sufficiently to achieve profitable operations. There can be no assurances that we will be able to generate sufficient new business or that our cost containment measures in place will provide us the ability to attain profits in the future.

We have a significant amount of goodwill and intangible assets, the value of which could become impaired.

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. At November 30, 2008, we had approximately $10.54 million and $10.97 million of goodwill and intangible assets, respectively. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and as a result, goodwill is not amortized but tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  We have set an annual impairment testing date of June 1.  If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings, which could have a material adverse effect on our results of operations for the period in which the impairment occurs.

Item 6. Exhibits

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated January 20, 2009.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated January 20, 2009.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated January 20, 2009.

Exhibit 32.2 - Section 1350 Certificate of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated January 20, 2009.

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

Date: January 20, 2009