Form 10-Q
period 2009-02-28
EMTEC INC/NJ
filed 2009-04-14
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

  As of April 13, 2009, there were outstanding 15,084,617 shares of the registrant’s common stock.

EMTEC, INC.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2009

 PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28,
	2009	August 31,
	(Unaudited)	2008
Assets
Current Assets
Cash	$3,100,687	$2,025,098
Receivables:
Trade, less allowance for doubtful accounts	25,569,671	32,178,967
Others	2,791,970	2,285,542
Inventories, net	1,616,224	659,994
Prepaid expenses and other	1,362,164	1,006,686
Deferred tax asset - current	707,028	900,028
Total current assets	35,147,744	39,056,315
Property and equipment, net	1,089,508	1,108,327
Intangible assets, net	11,856,976	11,315,422
Goodwill	11,070,412	10,697,516
Deferred tax asset- long term	104,083	171,985
Other assets	150,413	124,475
Total assets	$59,419,136	$62,474,040
Liabilities and Stockholders' Equity
Current Liabilities
Line of credit	$11,985,200	$8,583,552
Accounts payable	17,537,911	24,824,365
Current portion of long term debt - related party	3,319,018	2,810,937
Income taxes payable	302,666	315,111
Accrued liabilities	5,720,347	5,418,625
Due to former stockholders	-	631,415
Customer deposits	-	500
Deferred revenue	1,837,076	1,323,177
Total current liabilities	40,702,218	43,907,682
Deferred tax liability	2,569,332	2,298,650
Accrued liabilities	140,344	342,708
Long term debt - related party	169,582	754,578
Total liabilities	43,581,476	47,303,618
Commitments and contingent liabilities
Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized;
17,949,206 and 17,714,180 shares issued and 15,084,617 and
14,849,591, outstanding at February 28, 2009 and August 31, 2008, respectively	179,492	177,142
Additional paid-in capital	20,717,394	20,635,972
Retained earnings (accumulated deficit)	574,280	(46,645)
Cumulative translation adjustment	(37,459)	-
	21,433,707	20,766,469
Less: treasury stock, at cost, 2,864,589 shares	(5,596,047)	(5,596,047)
Total stockholders' equity	15,837,660	15,170,422
Total liabilities and stockholders' equity	$59,419,136	$62,474,040

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Revenues
Procurement services	$29,414,055	$40,928,623	$85,772,778	$111,691,000
Service and consulting	12,547,235	3,139,879	26,207,622	7,017,688
Total Revenues	41,961,290	44,068,502	111,980,400	118,708,688

Cost of Sales
Cost of procurement services	26,370,454	36,625,710	76,762,952	99,655,022
Service and consulting	9,464,436	2,471,549	20,297,062	5,437,446
Total Cost of Sales	35,834,890	39,097,259	97,060,014	105,092,468

Gross Profit
Procurement services	3,043,601	4,302,913	9,009,826	12,035,978
Service and consulting	3,082,799	668,330	5,910,560	1,580,242
Total Gross Profit	6,126,400	4,971,243	14,920,386	13,616,220

Operating expenses:
Selling, general, and administrative expenses	5,758,088	4,920,946	11,935,963	10,676,389
Rent expense – related parties	152,496	89,325	304,992	178,650
Depreciation and amortization	567,746	307,511	1,101,645	608,014
Total operating expenses	6,478,330	5,317,782	13,342,600	11,463,053

Operating income (loss)	(351,930)	(346,539)	1,577,786	2,153,167

Other expense (income):
Interest income – other	(6,290)	(48,888)	(11,188)	(66,663)
Interest expense	269,930	315,720	523,993	652,743
Other expense (income)	248	-	4,411	(18)

Income (loss) before income taxes	(615,818)	(613,371)	1,060,570	1,567,105
Provision (benefit) for income taxes	(230,801)	(221,993)	439,645	712,281
Net income (loss)	$(385,017)	$(391,378)	$620,925	$854,824

Net income (loss) per common share
Basic and Diluted	$(0.03)	$(0.03)	$0.04	$0.06

Weighted Average Shares Outstanding
Basic	14,629,231	14,519,049	14,629,231	14,519,049

Diluted	14,629,231	14,519,049	14,788,619	14,594,685

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	February 28, 2009	February 29, 2008
Cash Flows From Operating Activities
Net income	$620,925	$854,824
Adjustments to Reconcile Net Income to Net
Cash (Used In) Provided By Operating Activities
Depreciation and amortization	401,672	317,839
Amortization related to intangible assets	699,974	290,175
Deferred income taxes	(162,264)	499,606
Stock-based compensation	83,772	146,075
Indemnification of professional fees	(269,882)	-
Changes In Operating Assets and Liabilities
Receivables	6,721,009	1,149,222
Inventories	(956,230)	4,208,842
Prepaid expenses and other assets	185,368	(146,748)
Accounts payable	(7,737,239)	(2,050,944)
Customer deposits	(500)	(136,089)
Income taxes payable	9,207	(1,620)
Accrued liabilities	292,849	(966,709)
Deferred revenue	(312,797)	(170,015)
Net Cash (Used In) Provided By Operating Activities	(424,136)	3,994,458
Cash Flows From Investing Activities
Purchases of property and equipment	(314,999)	(57,373)
Acquisition of businesses, net of cash acquired	(896,960)	-
Goodwill/ tax settlement	(164,602)	-
Net Cash Used In Investing Activities	(1,376,561)	(57,373)
Cash Flows From Financing Activities
Net increase (decrease) in line of credit	3,401,648	(4,846,207)
Repayment of debt	(473,865)	(478,400)
Net Cash Provided By (Used In) Financing Activities	2,927,783	(5,324,607)
Effect of rate changes on cash	(51,498)	-
Net increase (decrease) in Cash	1,075,588	(1,387,522)
Beginning Cash	2,025,099	2,251,352
Ending Cash	$3,100,687	$863,830
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$560,485	$922,050
Interest	$353,180	$511,552
Supplemental Schedule of Non Cash Investing and Financing Activities
Indemnification receivable due from former shareholders settled by the amounts
due to former shareholders	$631,415	-
Note payable issued, acquisition of Capital Stock of Koan-IT	$396,950	-

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

On August 13, 2008, the Company acquired, through its subsidiary EGS, all of the outstanding stock of eBusiness Application Solutions, Inc. (“eBAS”), and Aveeva, Inc. (“Aveeva”) headquartered in Fremont, CA and their Indian subsidiary Aviance Software India Private Limited (“Aviance”), headquartered in Bangalore, India. eBAS and Aveeva offers a broad range of software consulting services, including business analysis, quality assurance, testing and training as well as SAP, CRM, Oracle Apps, and Java based solutions throughout the United States.

On February 12, 2009, the Company acquired through its subsidiary, Emtec Infrastructure Services Corporation (“EIS-US”), all of the outstanding stock of KOAN-IT Corp .headquartered in Ottawa, Canada (“KOAN-IT”)_ and KOAN-IT (US) Corp. (“KOAN-IT (US)”).  KOAN-IT is a consulting firm specializing in business service management methodologies to its clients in Canada and the United States.   As of March 1, 2009 KOAN-IT Corp. and 7119747 Canada Inc., a subsidiary of EIS-US, were amalgamated to form Emtec Infrastructure Services Canada Corporation (“EIS-Canada”), which does business as KOAN-IT.

With the acquisitions of Luceo, eBAS, Aveeva and KOAN-IT, the Company divides its operating activity into two operating segments for reporting purposes: Emtec Systems Division (“Systems Division”) and Emtec Global Services Division (“Global Services Division”). Systems Divisions is the Company’s historical business and Global Services Division is the Company’s IT Staffing Augmentation Solutions, Business Service Management solutions and Training business including Luceo, eBAS, Aveeva and KOAN-IT.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Emtec, Inc., a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), EGS, EGS’s wholly owned subsidiaries Luceo, eBAS, Aveeva and Aveeva’s subsidiary Aviance, EIS-US and EIS-US’s wholly owned subsidiaries KOAN-IT and KOAN-IT (US). Significant intercompany account balances and transactions have been eliminated in consolidation.

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

The changes in the carrying amount of goodwill for the six months ended February 28, 2009 are as follows:

Balance at August 31, 2008	$10,697,516
Increase in goodwill arising from acquistion of KOAN-IT	548,435
Foreign currency translation effect of Canadian goodwill	(13,876)
Reduction in goodwill arising from settlement of tax
uncertainties acquired in April 16, 2004 merger	(161,663)
Balance at February 28, 2009	$11,070,412

The Company determined that it has two reporting segments, Systems Division and Global Services Division. Systems Division primarily consists of the Company’s historical business prior the acquisition of Luceo on March 20, 2008 and Global Services Division consists of Luceo, eBAS, Aveeva and KOAN-IT.  Further, the Company determined that it has four reporting units under SFAS 142: Systems Divisions, Luceo, eBAS/Aveeva and KOAN-IT.

Based on the income (discounted cash flows) and market-based (guideline company method) approaches there was no goodwill impairment for the Systems Division at June 1, 2008. Based on the income (discounted cash flows) approach there was no goodwill impairment for the Luceo reporting unit at June 1, 2008. At February 28, 2009, Emtec's market capitalization was less than its total stockholders' equity, which is one factor the Company considered when determining whether goodwill should be tested for impairment between annual tests.  The Company does not currently believe that the reduced market capitalization represents a goodwill impairment indicator as of February 28, 2009, however, if current market conditions persist and the Company’s estimated value under the income and market-based approaches is effected, then it is possible that the Company may have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

At February 28, 2009 and August 31, 2008, the components of identifiable intangible assets are as follows:

	February 28, 2009	August 31, 2008
Customer relationships	13,932,753	12,861,712
Noncompete agreements	394,342	370,000
Trademarks	146,051	-
	14,473,146	13,231,712
Accumulated amortization	(2,616,170)	(1,916,290)
	11,856,976	11,315,422

Customer relationships represent the value ascribed to customer relationships purchased in 2005 and the acquisitions of Luceo and eBAS/Aveeva in fiscal 2008 and the acquisition of KOAN-IT in February 2009.  The amounts ascribed to customer relationships are being amortized on a straight-line basis over 5-15 years.

Noncompete agreements represent the value ascribed to covenants not to compete in employment and acquisition agreements with certain members of Luceo, eBAS/Aveeva and KOAN-IT’s management entered into at the date of the respective acquisitions.  The amounts ascribed to noncompete agreements are being amortized on a straight-line basis over five years.

Trademarks represent the value ascribed to trade name and trademarks with KOAN-IT.  The amounts ascribed to trademarks are being amortized on a straight-line basis over five years.

Amortization expense was $699,974 and $290,175 for the six months ended February 28, 2009 and February 29, 2008, respectively.  We currently expect future amortization for the next 5 years ending August 31, 2009 through 2013 will be approximately $1,590,000 per year.

Long-lived assets, including customer relationships and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with “SFAS” No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.  No impairment of long-lived assets occurred during the six months ended February 28, 2009.

Foreign Currency Translation and Other Comprehensive Income (Loss)

The financial statements of the Company’s foreign subsidiaries are remeasured into U.S. dollars for consolidation and reporting purposes.  The functional currency for the Company’s foreign operations is the local currency.  Current rates of exchange are used to remeasure assets and liabilities.  Adjustments to translate those statements into U.S. dollars are recorded in accumulated other comprehensive income (loss).

The Company’s comprehensive income is presented in the following table:

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Net Income (loss)	$(385,017)	$(391,378)	$620,925	$854,824
Cumulative translation adjustment	(37,459)	-	(37,459)	-
Total comprehensive income (loss)	$(422,476)	$(391,378)	$583,466	$854,824

Earnings (loss) Per Share

Basic earnings (loss) per share amounts are computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted earnings per share is similar to the computation of basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as of the end of the period. Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 219,842 and 122,944, and 159,388 and 45,792 for the three and six months ended February 28, 2009 and February 29, 2008, respectively. Diluted shares for the three months ended February 28, 2009 and February 29, 2008 were not included in the calculation of diluted net loss per share because the effect of the inclusion would be anti-dilutive. In addition, outstanding warrants to purchase 1,682,444 and 1,649,955 common shares as of and for the periods ended February 28, 2009 and February 29, 2008, respectively, were also not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

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

In October 2008, the Company settled the August 2003 and April 2004 tax audits of Emtec-Federal {formerly Westwood Computer Corporation (“Westwood”) with the Appeals Office of the IRS.  The settlement agreement resulted in an additional federal income tax payment of $145,070, which included interest of $40,908.  The Company has filed 2003 and 2004 amended New Jersey income tax returns to pay additional New Jersey tax liability that results from the IRS settlement.  The accounting to record the settlements of these pre-merger tax liabilities under FIN 48 resulted in adjustments to goodwill and to deferred tax assets.  Since the Westwood merger agreement included indemnification coverage by Westwood’s former stockholders, the Company recorded a receivable, “due from the Westwood former stockholders,” of $631,415.  The $631,415 included pre-merger tax liabilities totaling $361,533 plus associated professional fees to defend the Company’s tax positions totaling $269,882.  The $361,533 portion of the Company’s indemnity claim was recorded as a reduction to goodwill acquired in the April 2004 Westwood merger.  The remaining $269,882 portion was recorded as a reduction to selling, general & administrative expenses for the three months ended November 30, 2008.

The “Due from Westwood former stockholders” receivable was satisfied during October 2008, based on offsetting amounts “due to Westwood former stockholders” totaling $631,415.  The amounts “due to Westwood former stockholders” represented funds we held as unclaimed merger consideration.

Reconciliation of Unrecognized Tax Benefits for the six months ended February 28, 2009:

Balance at September 1, 2008	$692,532
Unrecognized tax postions of prior periods:
Increase	-
Decrease	-
Unrecognized tax postions of current year:
Increase	$5,939
Decrease	-
Decrease in Unrecognized tax benefits due to settlements	$(547,119)
Decrease in Unrecognized tax benefits due to lapse of
statute of limitations	-
Balance at February 28, 2009	$151,352
Total amount of unrecognized tax benefits that, if recognized,
would affect the effective tax rate	$52,597
Accrued interest and penalties for unrecognized tax benefits
as of February 28, 2009 balance sheet	$67,412
Interest and penalties classified as income tax expense (benefit)-
for the six months ended February 28, 2009	$(35,382)

3. Acquisitions

KOAN-IT Corp.

On February 12, 2009, 7119747 Canada Inc. (“Emtec Canada”), a wholly-owned subsidiary of Emtec, EIS-US,, KOAN-IT Corp. and the shareholders of KOAN-IT (the “Shareholders”) entered into a Share Purchase Agreement (the “Purchase Agreement”), pursuant to which (i) Emtec Canada agreed to acquire all of the outstanding stock of KOAN-IT from the Shareholders and (ii) EIS-US acquired all of the outstanding stock of KOAN-IT (US) Corp. from KOAN-IT for an aggregate consideration of up to approximately $3.30 million.  The purchase price consisted of (i) cash at closing in an aggregate amount equal to $1,223,049 (consisting of $1,202,665 for the outstanding stock of KOAN-IT and $20,384 for the outstanding stock of KOAN-IT (US)), (ii) unsecured subordinated 6% promissory notes issued to each of the Shareholders in an aggregate principal amount of $407,683 payable in full on the 12 month anniversary of the closing and (iii) the potential right to receive additional cash consideration each year for the next three years on the anniversary of the closing in the aggregate of $1,630,731 if certain performance goals are met. The purchase price may be reduced pursuant to a post-closing working capital adjustment. The acquisition was funded through borrowings under the Credit Facility with the Lender. All dollar amounts in this footnote have been translated into U.S. dollars from Canadian dollars at the exchange rate in effect as of the acquisition date of February 12, 2009.  As of March 1, 2009 KOAN-IT Corp. and Emtec Canada were amalgamated to form EIS-Canada, which does business as KOAN-IT.

The Company accounted for the acquisition under the purchase method, whereby, amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of KOAN-IT and KOAN-IT (US)’s net assets on February 12, 2009 were $1,082,297, which resulted in an excess purchase price over fair value of net assets acquired of $548,435, which amount was recognized as goodwill.  Additionally, the purchase price includes capitalized professional fees of $245,524 that were associated with the acquisition of KOAN-IT and KOAN-IT (US).

The allocation of purchase price by significant component is as follows:

Cash	$571,613
Trade receivable, net	984,817
Prepaid expenses & other current assets	582,566
Plant and equipment	69,677
Customer relationships	1,100,000
Trademarks	150,000
Noncompete asset	25,000
Accounts payable	(463,033)
Income taxes payable	27,355
Deferred tax liabilities	(414,607)
Deferred revenue	(848,488)
Accrued expenses	(457,080)
Fair value of net assets acquired	1,327,820
Purchase price	1,876,255
Excess purchase price	$548,435

The allocation is preliminary and such amounts are subject to adjustment as additional analysis is performed or obtained from third party sources.  The Company allocated $1.1 million to client relationships at the acquisition date which amount is being amortized over a period of six years.  The Company also allocated $150,000 and $25,000 to trademarks and a noncompete asset, respectively, that are being amortized over a period of five years.

Unaudited pro forma condensed results of operations are not included because the effect of the acquisition is not material.

Luceo, Inc.

On March 20, 2008, EGS, Luceo and Sivapatham Natarajan (“Mr. Natarajan”) entered into a Stock Purchase Agreement, pursuant to which EGS acquired all of the outstanding stock of Luceo from Mr. Natarajan for the purchase price that consisted of (i) cash at closing in an aggregate amount equal to $1,795,000; (ii) a subordinated promissory note in a principal amount of $820,000 which is payable in two equal installments of $410,000 each on the 12 month and 18 month anniversaries of the closing and (iii) contingent payments of additional cash consideration each year for three years on the anniversary of the closing if certain performance goals are met. During the year ended August 31, 2008, the purchase price was reduced by $68,489 in connection with the post-closing working capital adjustment.

Unaudited pro forma condensed results of operations are not included because the effect of the acquisition is not material.

eBusiness Applications Solutions, Inc. and Aveeva, Inc.

On August 13, 2008, EGS eBAS, Aveeva and Ms. Chopra entered into a Purchase Agreement, pursuant to which EGS acquired all of the outstanding stock of eBAS and Aveeva from Ms. Chopra. The purchase price consisted of (i) cash at closing in an aggregate amount equal to $7,313,500 and (ii) the potential right to pay contingent consideration of $1.0 million each year for three years on the anniversary of the closing if certain performance goals are met. The purchase price may be increased or decreased pursuant to a post-closing working capital adjustment.

Unaudited pro forma results of operations as if the acquisition of eBAS/Aveeva had occurred as of September 1, 2007 is presented below.

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Revenue	$41,961,290	$52,535,389	$111,980,400	$135,979,828
Income (loss) from continuing operations	(385,017)	(150,107)	620,925	1,209,824
Net income (loss)	(385,017)	(150,107)	620,925	1,209,824
Basic and diluted earning (loss) per share from continuing operations	$(0.03)	$(0.01)	$0.04	$0.08
Basic and diluted earning (loss) per share	$(0.03)	$(0.01)	$0.04	$0.08

The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments. All adjustments were tax effected. The unaudited pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the business combination occurred on September 1, 2007 or of future results of operations of the consolidated entities.

4.  Stock-Based Compensation and Warrants

Stock Options

An amendment to the Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the stockholders on February 2, 2009. The 2006 Plan authorizes the granting of stock options to directors and eligible employees. The amendment increased the aggregate number of shares of Common Stock available under the 2006 Plan from 1,400,000 shares to 2,543,207 shares eligible for issuance at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of stockholders owning more than 10% of the Company’s common stock). Options under the 2006 Plan have terms from 7 to 10 years and certain options vest immediately and others through a term up to 4 years.

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

A summary of stock options for the six months ended February 28, 2009 is as follows:

		Weighted Average	Weighted Average	Aggregate
For the Six Months Ended February 28, 2009	Shares	Exercise Price	Remaining Term	Intrinsic Value *
Options Outstanding -September 1, 2008	386,500	$1.22
Options Granted	20,000	$0.33
Options Exercised	-
Options Forfeited or Expired	(56,000)	$0.78

Options Outstanding - February 28, 2009	350,500	$1.19	5.89 years	$5,000

Options Exercisable -February 28, 2009	228,375	$1.14	6.45 years	$5,000

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the six months ended February 28, 2009.

There were no stock options issued during the three months ended February 28, 2009. The following assumptions were used to value stock options issued during the six months ended February 28, 2009:

2009
Weighted-Average Fair Value	$0.28
Assumptions
Expected Volatility	106.49%
Expected Term	5 years
Expected Forfeiture Rate	0%
Dividend Yield	0%
Risk-Free Interest Rate	1.89%

Nonvested Stock (Restricted Stock)

During the fiscal year ended August 31, 2007, the Company granted 459,224 shares of nonvested (restricted) stock to certain members of senior management and employees.  These nonvested shares vest equally over 4 years.  During January 2008, the Company granted 10,331 shares of stock to a member of senior management. During November 2008, the Company granted 292,402 shares of nonvested (restricted) stock to certain members of senior management in connection with annual bonus compensation. These nonvested shares vest over a one-year period. The fair value of these shares was determined based upon the quoted closing price of the Company’s stock on the Over-the-Counter Bulletin Board on the grant date.  The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the date of grant over the vesting period on a straight-line basis.

The following table summarizes the Company’s restricted stock activity during the six months ended February 28, 2009:

For the Six Months Ended February 28, 2009	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2008	330,542	$1.24
Granted	292,402	$0.36
Vested	(110,182)	$1.24	$46,218	(a)
Forfeited	(57,376)	-
Nonvested -February 28, 2009	455,386	$0.79	$387,078	(b)

(a)
The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

(b)
The aggregate fair value of the nonvested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of February 28, 2009 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

Stock Options and Nonvested Stock

Stock-based compensation costs related to the 2006 Plan totaled $41,597 and $78,723 during the three months ended February 28, 2009 and February 29, 2008, respectively. Stock-based compensation costs related to the 2006 Plan totaled $83,772 and $146,075 during the six months ended February 28, 2009 and February 29, 2008, respectively.  As of February 28, 2009, the Company had $211,215 of unrecognized compensation cost related to these instruments.  The cost is expected to be recognized over a remaining period of 3 years.

Warrants

On August 5, 2005, the Company issued certain stockholders stock warrants that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of then total issued and outstanding shares of the Company’s common stock, measured on a post-exercise basis, at any date during the 5-year term of the warrants, which ends August 5, 2010.  The aggregate exercise price of these warrants is fixed at $3,695,752.  The exercise price per warrant will vary based upon the number of shares issuable under the warrants.  The number of shares issuable under the warrants totaled 1,682,444 and 1,649,955 shares, with an exercise price of $2.20 and $2.24 per share, as of February 28, 2009 and February 29, 2008, respectively. The outstanding warrants were anti-dilutive for the three and six months ended February 28, 2009 and February 29, 2008 because the exercise price was greater than the average market price of the Company’s common shares.

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

On December 5, 2008, the Borrower entered into a First Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “First Amendment”) with the Lender, pursuant to which the Lender has agreed to extend the term of the loans issued to the Borrower under the Loan and Security Agreement from December 7, 2008 until December 7, 2010 and to make certain other amendments to the Loan and Security Agreement, including the following:

•	The First Amendment changes the base rate of interest to the three month (90 day) LIBOR rate from the previous base rate of the “Prime Rate.”

•
The First Amendment changes the interest rate for revolving credit loans to the base rate plus 3.25% from the previous interest rate for revolving credit loans of the base rate minus 0.5%, and changes the interest rate for floorplan loans, if applicable, to 6.25% in excess of the base rate from the previous interest rate for floorplan loans of  2.5% in excess of the base rate.

•
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

The Company had balances of $11.99 million and $8.58 million outstanding under the revolving portion of the Credit Facility, and balances of $893,435 and $2.05 million (included in the Company’s accounts payable) outstanding plus $503,600 and $444,700 in open approvals under the floor plan portion of the Credit Facility at February 28, 2009 and August 31, 2008, respectively. Net availability was $6.11 million and $14.44 million under the revolving portion of the Credit Facility, and additionally $12.51 million and $6.49 million was available under the floor plan portion of the Credit Facility as of February 28, 2009 and August 31, 2008, respectively.

As of February 28, 2009, the Company determined that it was in compliance with its financial covenants with the Lender.

6.  Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, are comprised of the following:

	For the Three Months Ended
	February 28, 2009	% of Total	February 29, 2008	% of Total
Departments of the U.S.
Government	$11,244,201	26.9%	$26,482,919	60.1%
State and Local Governments	1,949,078	4.6%	$2,262,595	5.1%
Commercial Companies	17,979,862	42.8%	$11,387,333	25.8%
Education and other	10,788,149	25.7%	$3,935,654	8.9%
Total Revenues	$41,961,290	100.0%	$44,068,502	100.0%

	For the Six Months Ended
	February 28, 2009	% of Total	February 29, 2008	% of Total
Departments of the U.S.
Government	$51,439,447	46.0%	$74,853,433	63.1%
State and Local Governments	4,945,273	4.4%	5,980,610	5.0%
Commercial Companies	34,738,777	31.0%	24,469,810	20.6%
Education and other	20,856,903	18.6%	13,404,835	11.3%
Total Revenues	$111,980,400	100.0%	$118,708,688	100.0%

Major Customers

Three and six months ended February 28, 2009

Sales to school districts in Georgia and Florida accounted for approximately $4.18 million or 10.0%, and $6.35 million or 15.1% of the Company’s total revenues for three months ended February 28, 2009, respectively. The same customers accounted for approximately $912,000 or 2.1%, and $2.55 million or 5.8% of the Company’s total revenues for the three months ended February 29, 2008, respectively.

Sales to a school district in Georgia accounted for approximately $13.16 million or 11.7% of the Company’s total revenues for six months ended February 28, 2009. The same customer accounted for approximately $6.50 million or 5.5% the Company’s total revenues for the six months ended February 29, 2008.

Three and six months ended February 29, 2008

The Department of the Air Force, one of the departments of the United States Government accounted for approximately $14 million or 31.8%, and $15.07 million or 12.7% of the Company’s total revenues for the three and six months ended February 29, 2008.  The same customer accounted for approximately $245,624 or 0.6% and $2.57 million or 2.3% of the Company’s total revenue for the three and six months ended February 28, 2009.

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

The trade account receivables consist of the following:

	February	August
	28, 2009	31, 2008
Trade receivables	$25,822,824	$32,570,104
Allowance for doubtful accounts	(253,153)	$(391,137)
Trade receivables, net	$25,569,671	$32,178,967

7.  Accrued Liabilities

Current accrued liabilities consisted of the following:

	February 28, 2009	August 31, 2008

Accrued payroll	$2,044,285	$2,384,922
Accrued commissions	523,608	730,848
Accrued state sales taxes	86,878	97,514
Accrued third-party service fees	29,665	108,070
Other accrued expenses	3,035,911	2,097,271
	$5,720,347	$5,418,625

8.  Related Party Transactions

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by certain directors and officers of the Company and their related family members. Rent expense was $45,000 and $90,000 for each of the three and six months ended February 28, 2009 and February 29, 2008, respectively.  The facilities consist of office and warehouse space totaling 42,480 square feet located in Springfield, New Jersey

The Company is occupying approximately 26,000 square feet of office and warehouse space in a 70,000 square-foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which certain officers of the Company are passive investors with an approximately 20% equity interest. The lease term is for 5 years, with monthly base rent of $15,832. During the three months ended February 28, 2009 and February 29, 2008, the Company recorded expense under this lease totaling $47,496 and $44,325, respectively. During the six months ended February 28, 2009 and February 29, 2008, the Company recorded expense under this lease totaling $94,992 and $88,650, respectively.

In conjunction with the acquisition of eBAS/Aveeva, the Company entered into a lease for approximately 20,000 square feet of office space in Fremont, California.  This space is leased from the spouse of the President of eBAS/Aveeva.  The lease term is through August 31, 2011 with a monthly rent of $20,000.  Rent expense was $60,000 and $120,000 for each of the three and six months ended February 28, 2009, respectively.

Management believes the lease payments are at or below market rate for similar facilities for the leases noted above.

9.      Segment Information

The Company has adopted Statement of Financial Accounting Standard No. 131, “Disclosure about Segments of an Enterprise and Related Information.”  The Company’s business activities are divided into two business segments, Systems Division and Global Services Division.  Systems Division provides services and products to commercial, federal, education, state and local government clients.  System Division’s areas of specific practices include communications, data management, enterprise computing, managed services, storage and data center planning and development.  Systems Division’s client base is comprised of departments of the United States Federal Government, state and local governments, schools and commercial businesses throughout the United States.  Global Services Division offers a broad range of consulting/contracting services to clients throughout the United States and Canada including IT project management services, packaged software implementation, web technologies/client server application development, business service management methodologies and extended service maintenance and upgrades.  Global Services is comprised primarily of the business operations acquired through the acquisitions of Luceo on March 20, 2008, eBAS/Aveeva on August 13, 2008 and KOAN-IT on February 12, 2009.

Summarized financial information relating to the Company’s operating segments is as follows:

	February 28, 2009	August 31, 2008
	(Unaudited)
Identifiable Assets:
Systems Division	40,642,086	46,212,267
Global Services Division	18,777,055	16,261,773
Total Assets	59,419,141	62,474,040

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(Unaudited)		(Unaudited)
Revenues
Systems Division	33,135,967	44,068,502	92,442,187	118,708,688
Global Services Division	8,825,323	-	19,538,213	-
Total Revenue	41,961,290	44,068,502	111,980,400	118,708,688

Gross Profit
Systems Division	4,485,432	4,971,243	11,172,102	13,616,220
Global Services Division	1,640,968	-	3,748,284	-
Gross Profit	6,126,400	4,971,243	14,920,386	13,616,220

Operating Income
Systems Division	(594,482)	(346,539)	605,562	2,153,167
Global Services Division	242,552	-	972,224	-
Operating Income	(351,930)	(346,539)	1,577,786	2,153,167

Interest and Other Expense (Income)
Systems Division	154,956	266,832	289,520	586,062
Global Services Division	108,931	-	227,696	-
Interest and Other Expense (Income)	263,887	266,832	517,216	586,062

Provision for Income Taxes
Systems Division	(296,142)	(221,993)	119,955	712,281
Global Services Division	65,341		319,690	-
Provision for Income Taxes	(230,801)	(221,993)	439,645	712,281

Net Income
Systems Division	(453,297)	(391,378)	196,088	854,824
Global Services Division	68,280	-	424,837	-
Net Income	(385,017)	(391,378)	620,925	854,824

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

Factors that may in the future have a negative impact on our selling, general and administrative expenses for both divisions include costs associated with marketing and selling activities, potential merger and acquisition related costs, technological improvement costs, compliance costs associated with SEC rules and increases in our insurance costs.

For three and six months ended February 28, 2009 and February 29, 2008, our Systems Divisions revenues decreased to $33.14 million and $92.44 from $44.07 million and $118.71 million. If we are unable to increase our revenues in future periods, whether due to the effects of the economic downturn on our commercial business or otherwise, then we may be forced to consolidate our operations to further reduce operating expenses sufficiently to achieve profitable operations. We have implemented several cost containment measures beginning in December 2008 that have and will reduce our selling, general and administrative expenses in future quarters, but there can be no assurance that we will be able to generate sufficient new business or that our cost containment measures currently in place will provide us the ability to maintain profitability in the future.

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

On February 12, 2009, the Company acquired through its subsidiary, EIS-US, all of the outstanding stock of KOAN-IT, headquartered in Ottawa, Canada and KOAN-IT (US) Corp..  KOAN-IT is a consulting firm specializing in business service management methodologies to its clients throughout Canada and the United States.  As of March 1, 2009 KOAN-IT Corp. and Emtec Canada were amalgamated to form EIS-Canada, which does business as KOAN-IT.

Our primary business objective is to become a leading single-source provider of high quality and innovative IT consulting, services and products. Through our strategic partners, we have an expanded array of products and technology solutions to offer our clients.

Results of Operations

Comparison of Three Months Ended February 28, 2009 and February 29, 2008

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the three months ended February 28, 2009 and February 29, 2008.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	February 28, 2009	February 29, 2008	Change	%
Revenues
Procurement services	$29,414,055	$40,928,623	$(11,514,568)	(28.1)%
Service and consulting	12,547,235	3,139,879	9,407,356	299.6%
Total Revenues	41,961,290	44,068,502	(2,107,212)	(4.8)%

Cost of Sales
Cost of procurement services	26,370,454	36,625,710	(10,255,256)	(28.0)%
Service and consulting	9,464,436	2,471,549	6,992,887	282.9%
Total Cost of Sales	35,834,890	39,097,259	(3,262,369)	(8.3)%

Gross Profit
Procurement services	3,043,601	4,302,913	(1,259,312)	(29.3)%
Procurement services %	10.3%	10.5%
Service and consulting	3,082,799	668,330	2,414,469	361.3%
Service and consulting %	24.6%	21.3%

Total Gross Profit	6,126,400	4,971,243	1,155,157	23.2%
Total Gross Profit %	14.6%	11.3%

Operating expenses:
Selling, general, and administrative expenses	5,758,088	4,920,946	837,142	17.0%
Rent expense – related party	152,496	89,325	63,171	70.7%
Depreciation and amortization	567,746	307,511	260,235	84.6%
Total operating expenses	6,478,330	5,317,782	1,160,548	21.8%
Pecent of revenues	15.4%	12.1%

Operating loss	(351,930)	(346,539)	(5,391)	1.6%
Percent of revenues	-0.8%	-0.8%

Other expense (income):
Interest income – other	(6,290)	(48,888)	42,598	(87.1)%
Interest expense	269,930	315,720	(45,790)	(14.5)%
Other	248	-	248	N/A

Loss before income taxes	(615,818)	(613,371)	(2,447)	0.4%
Provision for income taxes	(230,801)	(221,993)	(8,808)	4.0%
Net loss	$(385,017)	$(391,378)	$6,361	(1.6)%
Percent of revenues	(0.9)%	(0.9)%

Total Revenues

Our total revenues, by segments, are comprised of the following:

	Three months ended
	February 28, 2009	February 29, 2008
	(Unaudited)
Revenues
Systems Division	33,135,967	44,068,502
Global Services Division	8,825,323	-
Total Revenue	41,961,290	44,068,502

Systems Division

Our Systems Division’s revenues, by client types and revenue type, are comprised of the following:

	For the Three Months Ended
Client Type	February 28, 2009	% of Total	February 29, 2008	% of Total
Departments of the U.S.
Government	$11,244,201	33.9%	$26,482,919	60.1%
State and Local Governments	1,949,078	5.9%	2,262,595	5.1%
Commercial Companies	9,154,539	27.6%	11,387,333	25.8%
Education and other	10,788,149	32.6%	3,935,654	8.9%
Total Revenues	$33,135,967	100.0%	$44,068,502	100.0%

		For Three Months Ended
	February 28, 2009	February 29, 2008	Change	%
Revenues
Procurement services	$29,414,055	$40,928,623	$(11,514,568)	(28.1)%
Service and consulting	3,721,912	3,139,879	582,033	18.5%
Total Revenues	33,135,967	44,068,502	(10,932,535)	(24.8)%

Systems Division’s total revenues decreased $10.93 million, or 24.8%, to $33.13 million for the three months ended February 28, 2009, compared to $44.07 million for the three months ended February 29, 2008.  Procurement services revenue decreased $11.51 million or 28.1%, to $29.41 million for the three months ended February 28, 2009, compared to $40.93 million for the three months ended February 29, 2008. This decrease in procurement services revenue is mainly due to an overall decrease in our client’s IT spending, particularly in various departments of the U.S. government, agency and commercial business and various governmental agencies in the State of New Jersey. We believe that this decrease in revenues can be attributed to the current economic downturn and the deferral of some larger computer roll-out projects to future quarters. Services and consulting revenue for the Systems Division increased $582,033, or 18.5%, to $3.72 million for the three months ended February 28, 2009. This increase is mainly attributable to various installation and configuration related services associated with computer roll-out projects for school districts in Florida and Georgia during the three months ended February 28, 2009.

During the three months ended February 28, 2009 and February 29, 2008, U.S. governmental department and agency related revenues represented approximately 33.9% and 60.1% of total Systems Division’s revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the General Service Administration. Revenues from various civilian and military U.S. governmental departments and agencies decreased by approximately $15.24 million during the three months ended February 28, 2009 compared with the three months ended February 29, 2008. This is mainly due to a large computer hardware sale to the Department of the Air Force of approximately $14.0 million in the three months ended February 29, 2008. The same client only accounted for approximately $245,000 in revenue during the three months ended February 28, 2009.

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

Revenues from commercial clients decreased by approximately $2.23 million during the three months ended February 28, 2009 compared with the three months ended February 29, 2008. This decrease is mainly due to the current economic downturn that caused reductions in technology and discretionary spending by our commercial clients.

During the three months ended February 28, 2009, revenues from our education business increased by approximately $6.85 million compared with the three months ended February 29, 2008. This increase is attributable to increase in various computer roll-out projects for school districts in Florida and Georgia during the three months ended February 28, 2009.

Global Services Division

Our Global Services Division’s revenues were $8.83 million for the three months ended February 28, 2009. Global Services Division consists of revenues from our recently acquired subsidiaries Luceo, eBAS, Aveeva and KOAN-IT.

Gross Profit

Our total gross profit, by segments, is comprised of the following:

	Three months ended
	February 28, 2009	February 29, 2008
	(Unaudited)

Gross Profit
Systems Division	4,485,432	4,971,243
Global Services Division	1,640,968	-
Gross Profit	6,126,400	4,971,243

Systems Division

Aggregate gross profit for our Systems Division decreased $485,812, or 9.8%, to $4.49 million for the three months ended February 28, 2009 as compared to $4.97 million for the three months ended February 29, 2008. This decrease is mainly due to a decrease in revenue as discussed in the total revenue section.

Measured as a percentage of revenues, our gross profit margin for Systems Division increased to 13.5% of our Systems Division’s revenues for the three months ended February 28, 2009 from 11.3% for the three months ended February 29, 2008. This increase is primarily a result of increase in our service and consulting gross profit margin attributable to higher utilization of our engineering resources and increase in our services and consulting revenue associated with computer roll-out projects for school districts in Florida and Georgia during the three months ended February 28, 2009.

Global Services Division

Our Global Services Division’s gross profit was $1.64 million for the three months ended February 28, 2009. Global Services Division consists of revenues from our recently acquired subsidiaries Luceo, eBAS, Aveeva and KOAN-IT.

Selling, General and Administrative Expenses

Systems Division

Selling, general and administrative expenses for our Systems Division decreased by $271,876, or 5.5% to $4.65 million for the three months ended February 28, 2009, compared to $4.92 million for the three months ended February 29, 2008. This decrease in selling, general and administrative expenses for the three months ended February 28, 2009 is primarily attributable to the reduction of various expense categories including compensation, sales commissions, travel, lodging, telephone, office expenses, credit card bank fees, recruiting, professional fees and merger and acquisition related costs.  In January 2009, we implemented wage reductions to all employees whose earnings are expected to be greater than $75,000 annually, froze salary increases and implemented many other cost containment measures. During the three months ended February 28, 2009, we eliminated approximately 18 positions from various selling and administrative departments in the Systems Division and incurred approximately $98,000 in severance costs that are included in selling, general and administrative expenses in the three months ended February 28, 2009.

Global Services Division

Our Global Services Division’s selling, general and administrative expenses for the three months ended February 28, 2009 were $1.11 million.

Rent Expense-Related Party

Systems Division

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by certain directors and officers of the Company and their related family members. The lease term is through April 2009 with monthly base rent of $15,000. We have provided notice of renewal to extend the lease for an additional five year term. During the three months ended February 28, 2009 and February 29, 2008, we recorded $45,000 in expense under this lease.

We occupy approximately 26,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA.  This space is leased from a limited liability company in which certain officers of our company are passive investors with an approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $15,832. During the three months ended February 28, 2009 and February 29, 2008, the Company recorded expense under this lease totaling to $47,496 and $44,325, respectively.

Global Services Division

We occupy approximately 20,000 square feet of office space in Fremont, CA.  This space is leased from the spouse of the President of eBAS/Aveeva.  The lease term is for 3 years with monthly base rent of $20,000. During the three months ended February 28, 2009, we recorded $60,000 in expense under this lease.

Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

Systems Division

Depreciation and amortization expense for our Systems Division increased by 10.0%, or $30,837, to $338,348 for the three months ended February 28, 2009, compared to $307,511 for the three months ended February 29, 2008.  This increase in depreciation expense is mainly due to depreciation expense associated with our purchase of computer equipment, a document management system and other modifications made to our accounting systems made during the quarter ended February 28, 2009.

Intangible assets of the Systems Division at February 28, 2009 and August 31, 2008 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $2,099,463 and $1,809,288, respectively.  The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years.  Amortization expense of the Systems Division was $145,088 for each of the three months ended February 28, 2009 and February 29, 2008.

Global Services Division

Our Global Services Division’s depreciation and amortization expense for the three months ended February 28, 2009 was $229,398.

As of February 28, 2009, intangible assets of the Global Services Division consisted of the estimated value ascribed to customer relationships of $5,271,041 less accumulated amortization of $466,217, the estimated value ascribed to non-compete of $394,342 less accumulated amortization of $49,051 and the estimated value ascribed to trademarks of $146,051 less accumulated amortization of $1,441. As of August 31, 2008 intangible assets of the Global Services Division consisted of the estimated value ascribed to customer relationships of $4,200,000 less accumulated amortization of $276,303 and the estimated value ascribed to non-compete of $370,000 less accumulated amortization of $30,311. The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 9 years and noncompete covenants and trademarks are being amortized on a straight-line basis over 5 years.  Amortization expense for the Global Services Division was $210,095 for the three months ended February 28, 2009.

Operating income (loss)

Systems Division

Operating loss for our Systems Division for the three months ended February 28, 2009 increased by 71.5%, or $247,944, to $594,482, compared to $346,539 for the three months ended February 29, 2008. This increase in operating loss is mainly due to decreased revenues and gross profit as discussed in the Total Revenue and Gross Profit sections above.

Global Services Division

Our Global Services Division’s operating income for the three months ended February 28, 2009 was $242,552.

Interest expense

Systems Division

Interest expense for the Systems Division decreased by 49.0%, or $154,651, to $161,069 for the three months ended February 28, 2009, compared to $315,720 for the three months ended February 29, 2008.  This is primarily attributable to lower balances on various notes payable compared with prior period.

Global Services Division

Our Global Services Division’s interest expense for the three months ended February 28, 2009 was $108,861. This interest expense is related to acquisition debt from the line of credit, 8% subordinated note payable to Mr. Natarajan as part of the acquisition of Luceo and 6% subordinated notes payable to former shareholders of KOAN-IT as part of the acquisition of KOAN-IT.

Provision (benefit) for income taxes

Systems Division

We recorded an income tax benefit of $296,142 for the three months ended February 28, 2009 as compared to an income tax benefit of $221,993 for the three months ended February 29, 2008. The effective tax benefit rate was 39.5% for the three months ended February 28, 2009 versus 36.2% for the three months ended February 29, 2008. The increase in tax benefit rate was primarily the result of reduction in permanent differences between our financial statements and income tax returns.

Global Services Division

We recorded an income tax expense for the Global Services Division of $65,341 for the three months ended February 28, 2009. The effective tax rate for the Global Services Division for this period was 48.9%.

Comparison of Six Months Ended February 28, 2009 and February 29, 2009

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the six months ended February 28, 2009 and February 29, 2008.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended
	February 28, 2009	February 29, 2008	Change	%
Revenues
Procurement services	$85,772,778	$111,691,000	$(25,918,222)	(23.2)%
Service and consulting	26,207,622	7,017,688	19,189,934	273.5%
Total Revenues	111,980,400	118,708,688	(6,728,288)	(5.7)%

Cost of Sales
Cost of procurement services	76,762,952	99,655,022	(22,892,070)	(23.0)%
Service and consulting	20,297,062	5,437,446	14,859,616	273.3%
Total Cost of Sales	97,060,014	105,092,468	(8,032,454)	(7.6)%

Gross Profit
Procurement services	9,009,826	12,035,978	(3,026,152)	(25.1)%
Procurement services %	10.5%	10.8%
Service and consulting	5,910,560	1,580,242	4,330,318	274.0%
Service and consulting %	22.6%	22.5%

Total Gross Profit	14,920,386	13,616,220	1,304,166	9.6%
Total Gross Profit %	13.3%	11.5%

Operating expenses:
Selling, general, and administrative expenses	11,935,963	10,676,389	1,259,574	11.8%
Rent expense – related party	304,992	178,650	126,342	70.7%
Depreciation and amortization	1,101,645	608,014	493,631	81.2%
Total operating expenses	13,342,600	11,463,053	1,879,547	16.4%
Pecent of revenues	11.9%	9.7%

Operating income	1,577,786	2,153,167	(575,381)	(26.7)%
Percent of revenues	1.4%	1.8%

Other expense (income):
Interest income – other	(11,188)	(66,663)	55,475	(83.2)%
Interest expense	523,993	652,743	(128,750)	(19.7)%
Other	4,411	(18)	4,429	N/A

Income before income taxes	1,060,570	1,567,105	(506,535)	(32.3)%
Provision for income taxes	439,645	712,281	(272,636)	(38.3)%
Net income	$620,925	$854,824	$(233,899)	(27.4)%
Percent of revenues	0.6%	0.7%

Total Revenues

Our total revenues, by segments, are comprised of the following:

	Six months ended
	February 28, 2009	February 29, 2008
	(Unaudited)
Revenues
Systems Division	92,442,187	118,708,688
Global Services Division	19,538,213	-
Total Revenue	111,980,400	118,708,688

Systems Division

Our Systems Division’s revenues, by client types and revenue type, are comprised of the following:

	For the Six Months Ended
Client Type	February 28, 2009	% of Total	February 29, 2008	% of Total
Departments of the U.S.
Government	$51,439,447	55.7%	$74,853,433	63.1%
State and Local Governments	4,945,273	5.3%	5,980,610	5.0%
Commercial Companies	15,200,564	16.4%	24,469,810	20.6%
Education and other	20,856,903	22.6%	13,404,835	11.3%
Total Revenues	$92,442,187	100.0%	$118,708,688	100.0%

	For Six Months Ended
	February 28, 2009	February 29, 2008	Change	%
Revenues
Procurement services	$85,772,778	$111,691,000	##########	(23.2)%
Service and consulting	6,669,409	7,017,688	(348,279)	(5.0)%
Total Revenues	92,442,187	118,708,688	(26,266,501)	(22.1)%

Systems Division’s total revenues decreased $26.27 million, or 22.1%, to $92.44 million for the six months ended February 28, 2009, compared to $118.71 million for the six months ended February 29, 2008.  Procurement services revenue decreased $25.91 million or 23.2%, to $85.77 million for the six months ended February 28, 2009, compared to $111.69 million for the six months ended February 29, 2008. Services and consulting revenue for the Systems Division decreased $348,279, or 5.0%, to $6.67 million for the six months ended February 28, 2009, compared to $7.02 million for the six months ended February 29, 2008.  These decreases are mainly due to an overall decrease in our client’s IT spending, particularly in various departments of the U.S. government and our agency and commercial business and various governmental agencies in the State of New Jersey. We believe that this decrease in revenues can be attributed to the current economic downturn and the deferral of some larger computer roll-out projects in future quarters.

During the six months ended February 28, 2009 and February 29, 2008, U.S. governmental department and agency related revenues represented approximately 55.7% and 63.1% of total Systems Division’s revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the General Service Administration. Revenues from various civilian and military U.S. governmental departments and agencies decreased by approximately $23.41 million during the six months ended February 28, 2009 compared with the six months ended February 29, 2008. This is mainly due to a large computer hardware sale to the Department of the Air Force of approximately $15.1 million and Federal Bureau of Prisons of approximately $11.0 million in  the six months ended February 29, 2008. The same clients only accounted for approximately $2.57 million and $3.94 million in revenue for the three months ended February 28, 2009, respectively.

We expect that federal government business revenues will continue to represent a large portion of our total revenues as we continue to strive to penetrate wider and deeper into various civilian and military agencies. The federal business typically experiences increased activity during the months of August through February.

The state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies in the State of New Jersey as a result of decreasing tax revenues associated with the slowing economy.

Revenues from commercial clients decreased by approximately $9.27 million during the six months ended February 28, 2009 compared with the six months ended February 29, 2008. This decrease is mainly due to the current economic downturn that caused reductions in technology and discretionary spending by our commercial clients.

During the six months ended February 28, 2009, revenues from our education business increased by approximately $7.45 million compared with the six months ended February 29, 2008. This increase is attributable to increase in various computer roll-out projects for school districts in Florida and Georgia during the six months ended February 28, 2009.

Global Services Division

Our Global Services Division’s revenues were $19.54 million for the six months ended February 28, 2009. Global Services Division consists of revenues from our recently acquired subsidiaries Luceo, eBAS, Aveeva and KOAN-IT.

Gross Profit

Our total gross profit, by segments, is comprised of the following:

	Six months ended
	February 28, 2009	February 29, 2008
	(Unaudited)

Gross Profit
Systems Division	11,172,102	13,616,220
Global Services Division	3,748,284	-
Gross Profit	14,920,386	13,616,220

Systems Division

Aggregate gross profit for our Systems Division decreased $2.44 million, or 18.0%, to $11.17 million for the six months ended February 28, 2009 as compared to $13.62 million for the six months ended February 29, 2008. This decrease is mainly due to a decrease in revenue as discussed in the total revenue section.

Measured as a percentage of revenues, our gross profit margin for Systems Division increased to 12.1% of our Systems Division’s revenues for the six months ended February 28, 2009 from 11.5% for the six months ended February 29, 2008. This increase is primarily a result of increase in our service and consulting gross profit margin attributable to higher utilization of our engineering resources and increase in our services and consulting revenue associated with computer roll-out projects for school districts in Florida and Georgia during the three months ended February 28, 2009.

Global Services Division

Our Global Services Division’s gross profit was $3.75 million for the six months ended February 28, 2009.

Selling, General and Administrative Expenses

Systems Division

Selling, general and administrative expenses for our Systems Division decreased by $957,576, or 9.0% to $9.72 million for the six months ended February 28, 2009, compared to $10.68 million for the six months ended February 29, 2008. A portion of the $957,576 decrease represented the recovery of $269,882 in professional fees.  The Company previously expensed these professional fees associated with defending the Company’s tax positions during the IRS’ 2003 and 2004 tax audits and appeals process.  During the quarter ended November 30, 2008, the Company recognized the recovery of these previously paid professional fees based on the successful results of an indemnification clause associated with the April 2004 Westwood merger.

Without the reduction of $269,882 in selling, general and administrative expenses associated with indemnification claim, Systems Division’s selling, general and administrative expenses would have decreased by $687,694, or 6.4% to $9.99 million for the six months ended February 28, 2009, compared to $10.68 million for the six months ended February 29, 2008.  This decrease in selling, general and administrative expenses for the six months ended February 28, 2009 is mainly due to a decrease in sales commission of approximately $366,000 and bonus expense by approximately $193,000, which is directly related to the decrease in our gross profit as discussed in the gross profit section.  The remaining approximately $128,000 decrease in selling, general and administrative expenses for the six months ended February 28, 2009 is primarily attributable to decrease in various expense categories such as travel, lodging, telephone, office expenses, credit card bank fees, recruiting, professional fees and merger and acquisition related costs.  In January 2009, we implemented wage reductions to all employees whose earnings are expected to be greater than $75,000 annually, froze salariy increases and implemented many other cost containment measures. During the six months ended February 28, 2009, we eliminated approximately 22 positions from various selling and administrative departments in the Systems Division and incurred approximately $102,000 in severance costs that are included in selling, general and administrative expenses for the six months ended February 28, 2009.

Global Services Division

Our Global Services Division’s selling, general and administrative expenses for the three months ended February 28, 2009 were $2.22 million.

Rent Expense-Related Party

Systems Division

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by certain directors and officers of the Company and their related family members. The lease term is through April 2009 with monthly base rent of $15,000. We have provided notice of renewal to extend the lease for an additional five year term. During the six months ended February 28, 2009 and February 29, 2008, we recorded $90,000 in expense under this lease.

We occupy approximately 26,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA.  This space is leased from a limited liability company in which certain officers of our company are passive investors with an approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $15,832. During the six months ended February 28, 2009 and February 29, 2008, the Company recorded expense under this lease totaling to $94,992 and $88,650, respectively.

Global Services Division

We occupy approximately 20,000 square feet of office space in Fremont, CA.  This space is leased from the spouse of the President of eBAS/Aveeva.  The lease term is for 3 years with monthly base rent of $20,000. During the six months ended February 28, 2009, we recorded $120,000 in expense under this lease.

Management believes the related party leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

Systems Division

Depreciation and amortization expense for our Systems Division increased by 9.0%, or $54,721, to $662,735 for the six months ended February 28, 2009, compared to $608,014 for the six months ended February 29, 2008. This increase in depreciation expense is mainly due to depreciation expense associated with purchase of computer equipment, a document management system and other modifications made to our accounting systems made during the six months ended February 28, 2009.

Intangible assets of the Systems Division at February 28, 2009 and August 31, 2008 consisted of the value ascribed to customer relationships of $8,661,712 less accumulated amortization of $2,099,463 and $1,809,288, respectively.  The assets ascribed to customer relationships are being amortized on a straight-line basis over 13 to 15 years.  Amortization expense of the Systems Division was $290,175 for each of the six months ended February 28, 2009 and February 29, 2008.

Global Services Division

Our Global Services Division’s depreciation and amortization expense for the six months ended February 28, 2009 was $438,910.

Amortization expense for the Global Services Division was $409,706 for the six months ended February 28, 2009.

Operating income

Systems Division

Operating income for our Systems Division for the six months ended February 28, 2009 decreased by 71.9%, or $1.55 million, to $605,563, compared to $2.15 million for the six months ended February 29, 2008. This decrease in operating income is mainly due to decreased revenues and gross profit as discussed in the Total Revenue and Gross Profit sections above.

Global Services Division

Our Global Services Division’s operating income for the six months ended February 28, 2009 was $972,224.

Interest expense

Systems Division

Interest expense for the Systems Division decreased by 54.2%, or $353,835, to $298,908 for the six months ended February 28, 2009, compared to $652,743 for the six months ended February 29, 2008.  This is primarily attributable to lower balance on various notes payable and a lower average interest rate charged on the line of credit attributable to decreasing prime rate during this period.

Global Services Division

Our Global Services Division’s interest expense for the six months ended February 28, 2009 was $225,084. This interest expense is related to acquisition debt from the line of credit, 8% subordinated notes payable to Mr. Natarajan as part of the acquisition of Luceo and 6% subordinated note payable to former shareholders of KOAN-IT as part of the acquisition of KOAN-IT.

Provision for income taxes

Systems Division

Income tax expense for Systems Division decreased by $592,326, to $119,955 for the six months ended February 28, 2009, compared to $712,281 for the six months ended February 29, 2008. This decrease is mainly due to  an approximate $1.25 million decrease in income before income taxes in the six months ended February 28, 2009 compared to the six months ended February 29, 2008. The effective tax rate for the Systems Division was 38.0% for the six months ended February 28, 2009 versus an effective tax rate of 45.6% for the six months ended February 29, 2008.  This was primarily attributable to recording a $35,382 income tax benefit from the adjustment of interest and penalties accrued for previously unrecognized tax positions compared to a $24,179 income tax expense in the prior six month period.

Global Services Division

We recorded an income tax expense for the Global Services Division of $319,690 for the six months ended February 28, 2009. The effective tax rate for the Global Services Division for this period was 42.9%.

Recently Issued Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standard Board (“FASB’) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The standard is effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008. The FASB, on February 12, 2008, issued FASB Staff Position (“FSP”) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements from the scope of SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards.  The standard is effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

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

Liquidity and Capital Resources

Cash at February 28, 2009 of $3.10 million represented an increase of $1.08 million from $2.02 million at August 31, 2008. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit.  Borrowings under our line of credit at February 28, 2009 increased to $11.99 million from $8.58 million at August 31, 2008.  As of February 28, 2009, our net working capital (defined as the excess of our current assets over our current liabilities) was approximately $703,107 less than it was at August 31 2008. The decrease in working capital and increase in line of credit is mainly due to the acquisition of KOAN-IT on February 12, 2009. The purchase price for the acquisition of KOAN-IT, consisting of cash at closing including capitalized professional fees less the amount of cash acquired amounted to $896,960, which was funded through the borrowings under the Credit Facility and the issuance of a subordinated promissory notes in an aggregate principal amount of $407,683 which is payable on the 12 month anniversary of the closing.

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

On December 5, 2008, the Borrower entered into a First Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “First Amendment”) with the Lender, pursuant to which the Lender has agreed to extend the term of the loans issued to the Borrower under the Loan and Security Agreement from December 7, 2008 until December 7, 2010 and to make certain other amendments to the Loan and Security Agreement, including the following:

•	The First Amendment changes the base rate of interest to the three month (90 day) LIBOR rate from the previous base rate of the “Prime Rate.”

•
The First Amendment changes the interest rate for revolving credit loans to the base rate plus 3.25% from the previous interest rate for revolving credit loans of the base rate minus 0.5%, and changes the interest rate for floorplan loans, if applicable, to 6.25% in excess of the base rate from the previous interest rate for floorplan loans of  2.5% in excess of the base rate.

•
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

As of February 28, 2009, we had an outstanding balance of $11.99 million under the revolving portion of the Credit Facility and $896,435 of outstanding (included in the Company’s accounts payable) balances plus $503,600 in open approvals under the floor plan portion of the Credit Facility with Lender. As of February 28, 2009, we had net availability of $6.11 million under the revolving portion of the Credit Facility and additional net availability of $12.51 million under the floor plan portion of the Credit Facility.

As of February 28, 2009, the Company determined that it was in compliance with its financial covenants with the Lender.

As of February 28, 2009, we had open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $27.20 million with outstanding principal of approximately $10.76 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations, and financial condition.

Capital expenditures of $314,999 during the six months ended February 28, 2009 related primarily to the purchase of computer equipment for internal use, purchase of a document management system and software costs to upgrade various modules of our accounting systems. We anticipate our total capital expenditures for our fiscal year ending August 31, 2009 will be approximately $600,000, of which approximately $250,000 will be for the upgrade of our organizational computer system and the remaining $350,000 will primarily be for the purchase of computer equipment for internal use, furniture, delivery trucks and leasehold improvements.

We have approximately $2.25 million in principal payments due on various notes payable to related-parties during the upcoming quarter ending on May 31, 2009.  We plan to fund these payments from borrowing under the Credit Facility.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, our most critical policies include: revenue recognition, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, rebates and income taxes.

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

Intangible assets at February 28, 2009 and August 31, 2008 consisted of the value ascribed to customer relationships and noncompete covenants.  The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 15 years and five years for noncompete covenants.  Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Item 3.                        Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.  We have entered into no forward or future contracts, purchased no options and entered into no swaps.  Our primary market risk exposures are those of interest rate fluctuations.  A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility.  Our balance on the line of credit at February 28, 2009 was approximately $12.0 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $120,000 annually.

Item 4T.                        Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2009.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On December 15, 2008, Unisys Corporation, one of our suppliers, filed a lawsuit against us in the Superior Court of New Jersey in Union County alleging that we owe $158,003 for various products and related services they claim to have provided from November 2005 through March 2007, plus interest and legal fees, so totaling $233,784. They have since withdrawn the lawsuit.

We are occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. We believe that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

Our 2008 Annual Report on Form 10-K includes a detailed discussion of our risk factors.  Additionally, our quarterly report on Form 10-Q for the period ended November 30, 2008 includes updates to our risk factors.  The information presented below amends, updates and should be read in conjunction with the risk factors and information disclosed under Item 1A of our Form 10-K for the year ended August 31, 2008, and of our Form 10-Q for the period ended November 30, 2008.

Fluctuations in foreign currency exchange rates could negatively impact our results of operations.

We are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our Consolidated Financial Statements due to the translation of operating results and financial position of our foreign subsidiaries.

Item 4.                        Submission of Matters to a vote by Securities Holders

The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on February 2, 2009. There were present at the Meeting in person or by proxy shareholders holding an aggregate of 13,615,672 shares of Common Stock out of a total number of 15,141,993 shares of Common Stock outstanding and entitled to vote at the Meeting.

1.	Election of Directors.

The following directors were elected as Class A directors.

NOMINEE	FOR	AGAINST	ABSTENSIONS
Dinesh R. Desai	13,532,069	76,050	7,553
Brian McAdams	13,519,819	76,300	19,553
Gregory P. Chandler	13,469,819	138,300	7,553

The following director was elected as a Class B director.

NOMINEE	FOR	AGAINST	ABSTENSIONS
Keith Grabel	13,531,402	76,717	7,553

Robert J. Mannarino’s term as a director continues until the  2010 annual meeting of stockholders.

2.
The stockholders ratified the appointment of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the fiscal year ending August 31, 2009 by the vote set forth below:

FOR	AGAINST	ABSTENSIONS
13,607,008	250	8,414

3.	The stockholders approved the Amendment of 2006 Stock-Based Incentive Compensation Plan by the vote set forth below:

FOR	AGAINST	ABSTENSIONS
13,900,633	257,716	734,960

Item 6.                        Exhibits

Exhibit 2.1 – Share Purchase Agreement by and among 7119747 Canada Inc., Emtec Infrastructure Services Corporation, KOAN-IT Corp. and the Shareholders of KOAN-IT Corp. dated February 12, 2009.(1)

Exhibit 10.1 – First Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement dated December 5, 2008. (2)

Exhibit 21.1 – List of Subsidiaries.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated April 14, 2009.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated April 14, 2009.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated April 14, 2009.

Exhibit 32.2 - Section 1350 Certificate of Stephen C. Donnelly, Principal Financial Officer, of Emtec, Inc. dated April 14, 2009.

Exhibit 99.1 – Employment Agreement between KOAN-IT Corp. and Peter Pranschke dated February 12, 2009.(1)

Exhibit 99.2 – Employment Agreement between KOAN-IT Corp. and Kim Orava dated February 12, 2009.(1)

Exhibit 99.3 – Employment Agreement between KOAN-IT Corp. and Tim Stratton dated February 12, 2009.(1)

Exhibit 99.4 – Employment Agreement between KOAN-IT Corp. and Dominique Roberge dated February 12, 2009.(1)

(1) Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on February 13, 2009 and incorporated herein by reference.

(2) Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on December 11, 2008 and incorporated herein by reference.

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

Date: April 14, 2009