Form 10-Q
period 2009-05-31
EMTEC INC/NJ
filed 2009-07-15
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (see the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one)

Large accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

  As of July 6, 2009, there were outstanding 15,195,090 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2009

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2009
	(Unaudited)	August 31, 2008

Assets

Current Assets

Cash	$2,986,776	$2,025,098
Receivables:
Trade, less allowance for doubtful accounts	25,587,844	32,178,967
Others	1,689,765	2,285,542
Inventories, net	7,638,388	659,994
Prepaid expenses and other	1,848,579	1,006,686
Deferred tax asset - current	625,254	900,028

Total current assets	40,376,606	39,056,315

Property and equipment, net	1,354,240	1,108,327
Intangible assets, net	11,640,721	11,315,422
Goodwill	11,375,985	10,697,516
Deferred tax asset- long term	108,869	171,985
Other assets	146,738	124,475

Total assets	$65,003,159	$62,474,040

Liabilities and Stockholders' Equity

Current Liabilities

Line of credit	$10,781,650	$8,583,552
Accounts payable	26,693,628	24,824,365
Current portion of long term debt - related party	1,218,142	2,810,937
Income taxes payable	189,994	315,111
Accrued liabilities	4,804,628	5,418,625
Due to former stockholders	-	631,415
Customer deposits	-	500
Deferred revenue	2,286,488	1,323,177

Total current liabilities	45,974,530	43,907,682

Deferred tax liability	2,475,201	2,298,650
Accrued liabilities	147,235	342,708
Long term debt - related party	82,084	754,578

Total liabilities	48,679,050	47,303,618

Commitments and contingent liabilities
Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized;
18,059,679 and 17,714,180 shares issued and 15,195,090 and
14,849,591, outstanding at May 31, 2009 and August 31, 2008, respectively	180,597	177,142
Additional paid-in capital	20,719,053	20,635,972
Retained earnings (accumulated deficit)	846,576	(46,645)
Cumulative translation adjustment	173,930	-
	21,920,156	20,766,469
Less: treasury stock, at cost, 2,864,589 shares	(5,596,047)	(5,596,047)

Total stockholders' equity	16,324,109	15,170,422

Total liabilities and stockholders' equity	$65,003,159	$62,474,040

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Revenues

Procurement services	$35,321,294	$34,155,671	$121,094,073	$145,846,671
Service and consulting	13,898,413	4,773,520	40,106,035	11,791,208
Total Revenues	49,219,707	38,929,191	161,200,108	157,637,879

Cost of Sales

Cost of procurement services	31,204,269	29,387,865	107,967,221	129,042,886
Service and consulting	10,369,122	3,845,777	30,666,184	9,283,224
Total Cost of Sales	41,573,391	33,233,642	138,633,405	138,326,110

Gross Profit

Procurement services	4,117,025	4,767,806	13,126,852	16,803,785
Service and consulting	3,529,291	927,743	9,439,851	2,507,984
Total Gross Profit	7,646,316	5,695,549	22,566,703	19,311,769

Operating expenses:

Selling, general, and administrative expenses	6,197,867	5,348,986	18,133,830	16,025,377
Rent expense – related parties	147,246	91,439	452,238	270,089
Depreciation and amortization	632,323	336,086	1,733,969	944,100
Total operating expenses	6,977,436	5,776,511	20,320,037	17,239,566

Operating income (loss)	668,880	(80,962)	2,246,666	2,072,203

Other expense (income):
Interest income – other	(4,675)	(11,144)	(15,862)	(77,807)
Interest expense	169,361	180,276	693,354	833,018
Other expense (income)	16,607	(256)	21,019	(274)

Income (loss) before income taxes	487,587	(249,838)	1,548,155	1,317,266
Provision (benefit) for income taxes	215,289	(98,055)	654,934	614,226
Net income (loss)	$272,298	$(151,783)	$893,221	$703,040

Net income (loss) per common share
Basic and Diluted	$0.02	$(0.01)	$0.06	$0.05

Weighted Average Shares Outstanding
Basic	14,629,231	14,519,049	14,629,231	14,519,049

Diluted	14,888,272	14,519,049	14,883,734	14,636,249

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	May 31, 2009	May 31, 2008
Cash Flows From Operating Activities
Net income	$893,221	$703,040

Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities
Depreciation and amortization	626,435	475,491
Amortization related to intangible assets	1,107,534	468,609
Deferred income taxes (benefit)	(240,034)	461,576
Stock-based compensation	86,536	213,055
Indemnification of professional fees	(269,882)	-

Changes In Operating Assets and Liabilities
Receivables	8,017,116	10,760,434
Inventories	(6,978,394)	2,610,401
Prepaid expenses and other assets	(173,809)	(155,753)
Accounts payable	1,291,452	(4,477,624)
Customer deposits	(500)	(136,089)
Income taxes payable	(93,087)	19,629
Accrued liabilities	(855,045)	(3,315,341)
Deferred revenue	(35,849)	(196,839)
Net Cash Provided By Operating Activities	3,375,694	7,430,587

Cash Flows From Investing Activities
Purchases of property and equipment	(794,838)	(172,965)
Acquisition of businesses, net of cash acquired	(1,129,372)	(1,751,461)
Goodwill/ tax settlement	(164,602)	-
Net Cash Used In Investing Activities	(2,088,812)	(1,924,426)

Cash Flows From Financing Activities
Net increase (decrease) in line of credit	2,198,098	(5,447,428)
Repayment of debt	(2,723,439)	(1,041,460)
Net Cash Used In Financing Activities	(525,341)	(6,488,888)

Effect of rate changes on cash	200,137	-

Net increase (decrease) in Cash	961,678	(982,727)
Beginning Cash	2,025,098	2,251,352
Ending Cash	$2,986,776	$1,268,625
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$697,162	$934,016
Interest	$780,429	$1,198,147

Supplemental Schedule of Non Cash Investing and Financing Activities
Indemnification receivable due from former shareholders settled by the amounts
due to former shareholders	$631,415	-
Acquisition of Capital Stock of Luceo	$-	$820,000
Note payable issued, acquisition of Capital Stock of Koan-IT	$396,950	-

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.  Quarterly results are not necessarily indicative of results for the full year. For further information, refer to the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

2.  General

Description of Business

Emtec, Inc., a Delaware corporation, (the “Company”) is an information technology (“IT”) company, providing consulting, services and products to commercial, federal, education, state and local government clients. The Company’s areas of specific practices include IT consulting, communications, data management, enterprise computing, managed services, business service management and staff augmentation solutions, training, storage and data center planning and development.  The Company’s client base is comprised of departments of the United States and Canada’s federal, state and local governments, schools and commercial businesses throughout the United States and Canada. The most significant portion of the Company’s revenue is derived from activities as a reseller of IT products, such as workstations, servers, microcomputers, application software, networking and communications equipment.

On March 20, 2008, the Company acquired, through its subsidiary Emtec Global Services LLC (“Emtec Global Services”), all of the outstanding stock of Luceo, Inc. (“Luceo”) headquartered in Naperville, IL. Luceo offers a broad range of consulting/contracting services to clients throughout the United States including IT project management services, packaged software implementation, web technologies/client server application development and support.

On August 13, 2008, the Company acquired, through its subsidiary Emtec Global Services, all of the outstanding stock of eBusiness Application Solutions, Inc. (“eBAS”) and Aveeva, Inc. (“Aveeva”) headquartered in Fremont, CA and their Indian subsidiary Aviance Software India Private Limited (“Aviance”) headquartered in Bangalore, India. eBAS and Aveeva offers a broad range of software consulting services, including business analysis, quality assurance, testing and training as well as SAP, CRM, Oracle Apps, and Java based solutions throughout the United States.

On February 12, 2009, the Company acquired through its subsidiary, Emtec Infrastructure Services Corporation (“EIS-US”), all of the outstanding stock of KOAN-IT Corp. headquartered in Ottawa, Canada (“KOAN-IT”) and KOAN-IT (US) Corp. (“KOAN-IT (US)”).  KOAN-IT is a consulting firm specializing in business service management methodologies for its clients in Canada and the United States.   As of March 1, 2009 KOAN-IT Corp. and 7119747 Canada Inc., a subsidiary of EIS-US, were amalgamated to form Emtec Infrastructure Services Canada Corporation (“EIS-Canada”), which does business as KOAN-IT.

On May 12, 2009, the Company acquired through its subsidiary, KOAN-IT (US), certain assets of Enterprise Management Solutions, Inc. (“EMS”), a company under Chapter 11 bankruptcy protection in the Middle District of Florida. Prior to the acquisition, EMS was a consulting firm, headquartered in Clearwater, Florida, specializing in business service management methodologies for its clients throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Emtec, Inc., a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), Emtec Global Services, Emtec Global Services’ wholly owned subsidiaries Luceo, eBAS, Aveeva and Aveeva’s subsidiary Aviance, EIS-US and EIS-US’s wholly owned subsidiaries KOAN-IT and KOAN-IT (US). Significant intercompany account balances and transactions have been eliminated in consolidation.

Segment Reporting

With the acquisitions of Luceo, eBAS, Aveeva, KOAN-IT and certain asset of EMS, the Company divides its operating activity into two operating segments for reporting purposes: Emtec Infrastructure Services Division (“EIS”) and Emtec Global Services Division (“EGS”). EIS is the Company’s historical business (“Systems Division”) which includes Emtec NJ, Emtec LLC, Emtec Federal and the business service management solutions offered by KOAN-IT and KOAN-IT(US). EGS is the Company’s enterprise applications services solutions and training business including Luceo, eBAS and Aveeva.   Further, the Company determined that it has four reporting units under SFAS 142: Systems Division, KOAN-IT, Luceo and eBAS/Aveeva.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to current presentations.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, receivable valuations, impairment of goodwill and other long-lived assets and income taxes.  Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances.  The Company reviews these matters and reflects changes in estimates as appropriate.  Actual results could differ materially from those estimates.

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

The changes in the carrying amount of goodwill for the nine months ended May 31, 2009 are as follows:

Balance at August 31, 2008	$10,697,516
Increase in goodwill arising from acquistion of KOAN-IT	548,435

Increase in goodwill arising from acquistion of assets of EMS	226,452

Foreign currency translation effect of Canadian goodwill	65,245

Reduction in goodwill arising from settlement of tax
uncertainties associated with April 16, 2004 merger	(161,663)
Balance at May 31, 2009	$11,375,985

Based on the income (discounted cash flows) and market-based (guideline company method) approaches, there was no goodwill impairment for the Systems Division, KOAN-IT, Luceo and eBAS/Aveeva at June 1, 2009. At May 31, 2009, Emtec's market capitalization was less than its total stockholders' equity, which is one factor the Company considered when determining whether goodwill should be tested for impairment between annual tests.  The Company does not currently believe that the reduced market capitalization represents a goodwill impairment indicator as of May 31, 2009, however, if current market conditions persist and the Company’s estimated value under the income and market-based approaches is effected, then it is possible that the Company may have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

At May 31, 2009 and August 31, 2008, the components of identifiable intangible assets are as follows:

	May 31, 2009	August 31, 2008
Customer relationships	$14,097,881	$12,861,712
Noncompete agreements	398,095	370,000
Trademarks	168,569	-
	14,664,545	13,231,712
Accumulated amortization	(3,023,824)	(1,916,290)
	$11,640,721	$11,315,422

Customer relationships represent the value ascribed to customer relationships purchased in 2005, the acquisitions of Luceo and eBAS/Aveeva in fiscal 2008 and the acquisition of KOAN-IT in February 2009.  The amounts ascribed to customer relationships are being amortized on a straight-line basis over 5-15 years.

Noncompete agreements represent the value ascribed to covenants not to compete in employment and acquisition agreements with certain members of Luceo, eBAS/Aveeva and KOAN-IT’s management entered into at the time of the respective acquisitions.  The amounts ascribed to noncompete agreements are being amortized on a straight-line basis over five years.

Trademarks represent the value ascribed to trade name and trademarks owned by KOAN-IT.  The amounts ascribed to trademarks are being amortized on a straight-line basis over five years.

Amortization expense was $1,107,534 and $468,609 for the nine months ended May 31, 2009 and 2008, respectively.  We currently expect future amortization for the next five years ending August 31, 2009 through 2013 will be approximately $1,590,000 per year.

Long-lived assets, including customer relationships and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.  No impairment of long-lived assets occurred during the nine months ended May 31, 2009.

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

The Company’s comprehensive income is presented in the following table:

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008

Net Income (loss)	$272,298	$(151,783)	$893,221	$703,040
Cumulative translation adjustment	211,389	-	173,930	-
Total comprehensive income (loss)	$483,687	$(151,783)	$1,067,151	$703,040

Earnings (loss) Per Share

Basic earnings (loss) per share amounts are computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted earnings per share is similar to the computation of basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as of the end of the period. Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 259,041 and 177,640, and 254,503 and 117,200 for the three and nine months ended May 31, 2009 and 2008, respectively. Diluted shares for the three months ended May 31, 2008 were not included in the calculation of diluted net loss per share because the effect of the inclusion would be anti-dilutive. In addition, outstanding warrants to purchase 1,688,354 and 1,649,955 common shares as of and for the periods ended May 31, 2009 and 2008, respectively, were also not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

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

In October 2008, the Company settled the August 2003 and April 2004 tax audits of Emtec-Federal formerly known as Westwood Computer Corporation (“Westwood”), with the Appeals Office of the IRS.  The settlement agreement resulted in an additional federal income tax payment of $145,070, which included interest of $40,908.  The Company has filed 2003 and 2004 amended New Jersey income tax returns to pay additional New Jersey tax liability that results from the IRS settlement.  The accounting to record the settlements of these pre-merger tax liabilities under FIN 48 resulted in adjustments to goodwill and to deferred tax assets.  Since the Westwood merger agreement included indemnification coverage by Westwood’s former stockholders, the Company recorded a receivable, “due from the Westwood former stockholders,” of $631,415.  The $631,415 included pre-merger tax liabilities totaling $361,533 plus associated professional fees to defend the Company’s tax positions totaling $269,882.  The $361,533 portion of the Company’s indemnity claim was recorded as a reduction to goodwill acquired in the April 2004 Westwood merger.  The remaining $269,882 portion was recorded as a reduction to selling, general & administrative expenses for the three months ended November 30, 2008.

The “Due from Westwood former stockholders” receivable was satisfied during October 2008, based on offsetting amounts “due to Westwood former stockholders” totaling $631,415.  The amounts “due to Westwood former stockholders” represented funds we held as unclaimed merger consideration.

Reconciliation of liabilities for Unrecognized Tax Benefits for the nine months ended May 31, 2009:

Balance at September 1, 2008	$692,532
Unrecognized tax positions of prior periods:
Increase	-
Decrease	-
Unrecognized tax positions of current year:
Increase	12,548
Decrease
Decrease in Unrecognized tax benefits due to settlements	(547,119)
Decrease in Unrecognized tax benefits due to lapse of
statute of limitations	-
Balance at May 31, 2009	$157,961
Total amount of unrecognized tax benefits that, if recognized,
would affect the effective tax rate	$56,959
Accrued interest and penalties for unrecognized tax benefits
as of May 31, 2009 balance sheet	$71,354
Interest and penalties classified as income tax expense (benefit)-
for the nine months ended May 31, 2009	$(31,440)

3. Acquisitions

Enterprise Management Solutions, Inc.

On May 12, 2009, KOAN-IT (US) acquired certain assets of EMS, a company under Chapter 11 bankruptcy protection in the Middle District of Florida.  The purchase price consisted of $150,000 cash at closing. Additionally, the Company capitalized professional fees of $82,412 that were associated with the acquisition of the assets of EMS.  The acquisition was also funded through borrowings under the Credit Facility with the Lender.

The Company accounted for the acquisition under the purchase method, whereby, amounts were assigned to assets acquired based on their fair values on the date of the acquisition. Management determined the fair value of EMS’ assets on May 12, 2009 were $5,960 (property and equipment), which resulted in an excess purchase price over fair value of assets acquired of $226,452 that was recognized as goodwill.

Unaudited pro forma condensed results of operations are not included because the effect of the acquisition is not material.

KOAN-IT Corp.

On February 12, 2009, EIS Canada, EIS-US, KOAN-IT and the shareholders of KOAN-IT (the “Shareholders”) entered into a Share Purchase Agreement pursuant to which (i) EIS-Canada acquired all of the outstanding stock of KOAN-IT from the Shareholders and (ii) EIS- US acquired all of the outstanding stock of KOAN-IT (US), from KOAN-IT for an aggregate consideration of up to approximately $3.3 million.  The purchase price consisted of (i) cash at closing in an aggregate amount equal to $1,223,049 (consisting of $1,202,665 for the outstanding stock of KOAN-IT and $20,384 for the outstanding stock of KOAN-IT (US)), (ii) unsecured subordinated 6% promissory notes issued to each of the Shareholders in an aggregate principal amount of $407,683 payable in full on the 12 month anniversary of the closing and (iii) the potential right to receive additional cash consideration each year for the next three years on the anniversary of the closing, in the aggregate totaling $1,630,731, if certain performance goals are met. The acquisition was funded through borrowings under the Credit Facility with the Lender.

The Company accounted for the acquisition under the purchase method, whereby, amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of KOAN-IT and KOAN-IT (US)’s net assets on February 12, 2009 were $1,082,297, which resulted in an excess purchase price over fair value of net assets acquired of $548,435, which was recognized as goodwill.

The allocation of purchase price by significant component is as follows:

Cash	$571,613
Accounts receivable, net	984,817
Prepaid expenses & other current assets	582,566
Plant and equipment	69,677
Customer relationships	1,100,000
Trademarks	150,000
Noncompete asset	25,000
Accounts payable	(463,033)
Income taxes payable	27,355
Deferred tax liabilities	(414,607)
Deferred revenue	(848,488)
Accrued expenses	(702,604)
Fair value of net assets acquired	1,082,297
Purchase price	1,630,731
Excess purchase price	$548,435

The allocation is preliminary and such amounts are subject to adjustments as additional analysis is performed or obtained from third party sources. The Company allocated $1.1 million to client relationships at the acquisition date that is being amortized over a period of six years.  The Company also allocated $150,000 and $25,000 to trademarks and a noncompete asset, respectively, that are being amortized over a period of five years. The allocation of purchase price at closing did not include amounts to be paid in the future as described above.

The Company capitalized professional fees of $245,524 that were associated with the acquisition of KOAN-IT and KOAN-IT (US).

Unaudited pro forma condensed results of operations are not included in this report because the effect of the acquisition is not material.

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

Unaudited pro forma results of operations as if the acquisition of eBAS/Aveeva had occurred as of September 1, 2007 is presented below.

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Revenue	$49,219,707	$47,822,396	$161,200,108	$183,802,224
Income from continuing operations	272,298	126,876	893,221	1,367,790
Net income	272,298	126,876	893,221	1,367,790
Basic and diluted earning per share from continuing operations	$0.02	$0.01	$0.06	$0.09
Basic and diluted earning per share	$0.02	$0.01	$0.06	$0.09

The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments. All adjustments were tax effected. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on September 1, 2007 or of future results of operations of the consolidated entities.

Luceo, Inc.

On March 20, 2008, EGS, Luceo and Sivapatham Natarajan (“Mr. Natarajan”) entered into a Stock Purchase Agreement pursuant to which EGS acquired all of the outstanding stock of Luceo from Mr. Natarajan for the purchase price that consisted of (i) cash at closing in an aggregate amount equal to $1,795,000; (ii) a subordinated promissory note in a principal amount of $820,000 which was payable in two equal installments of $410,000 each on the 12 month and 18 month anniversaries of the closing and (iii) contingent payments of additional cash consideration each year for three years on the anniversary of the closing if certain performance goals are met. During the year ended August 31, 2008, the purchase price was reduced by $68,489 in connection with the working capital adjustment. The first payment on the promissory note was paid on the due date. There were no contingent payments of additional cash consideration earned for the first year anniversary.

Unaudited pro forma condensed results of operations are not included in this report because the effect of the acquisition is not material.

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

A summary of stock options for the nine months ended May 31, 2009 is as follows:

For the Nine Months Ended May 31, 2009	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value *
Options Outstanding -September 1, 2008	386,500	$1.22
Options Granted	25,000	$0.39
Options Exercised	-
Options Forfeited or Expired	(71,000)	$0.89

Options Outstanding - May 31, 2009	340,500	$1.17	5.75 years	$6,000

Options Exercisable - May 31, 2009	252,935	$1.14	6.15 years	$6,000

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the nine months ended May 31, 2009.

There were 5,000 and 20,000 stock options issued during the three months ended May 31, 2009 and November 30, 2008, respectively. The following assumptions were used to value stock options issued during each of the three months ended May 31, 2009 and November 30, 2008:

	Three Months Ended
	May 31, 2009	November 30, 2008
Weighted-Average Fair Value	$0.54	$0.28
Assumptions
Expected Volatility	125.96%	106.49%
Expected Term	5 years	5 years
Expected Forfeiture Rate	0%	0%
Dividend Yield	0%	0%
Risk-Free Interest Rate	2.04%	1.89%

Nonvested Stock (Restricted Stock)

The following table summarizes the Company’s restricted stock activity during the nine months ended May 31, 2009:

For the Nine Months Ended May 31, 2009	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2008	330,542	$1.24
Granted	439,902	$0.45
Vested	(110,182)	$1.24	$46,218	(a)
Forfeited	(144,403)	-
Nonvested -May 31, 2009	515,859	$0.74	$355,943	(b)

(a)
The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

(b)
The aggregate fair value of the nonvested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of May 31, 2009 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The fair value of these shares was determined based upon the quoted closing price of the Company’s stock on the Over-the-Counter Bulletin Board on the grant date.  The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the date of grant over the vesting period on a straight-line basis.

Stock Options and Nonvested Stock

Stock-based compensation costs related to the 2006 Plan totaled $2,764 and $66,980 during the three months ended May 31, 2009 and 2008, respectively. Stock-based compensation costs related to the 2006 Plan totaled $86,536 and $213,055 during the nine months ended May 31, 2009 and 2008, respectively.  As of May 31, 2009, the Company had $223,930 of unrecognized compensation cost related to these instruments.  The cost is expected to be recognized over a remaining period of 3 years.

Warrants

On August 5, 2005, the Company issued certain stockholders stock warrants that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of then total issued and outstanding shares of the Company’s common stock, measured on a post-exercise basis, at any date during the 5-year term of the warrants, which ends August 5, 2010.  The aggregate exercise price of these warrants is fixed at $3,695,752.  The exercise price per warrant will vary based upon the number of shares issuable under the warrants.  The number of shares issuable under the warrants totaled 1,688,354 and 1,649,955 shares, with an exercise price of $2.19 and $2.24 per share, as of May 31, 2009 and 2008, respectively. The outstanding warrants were anti-dilutive for the three and nine months ended May 31, 2009 and 2008 because the exercise price was greater than the average market price of the Company’s common shares.

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

On December 5, 2008, the Borrower entered into a First Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “First Amendment”) with the Lender, pursuant to which the Lender extended the term of the loans issued to the Borrower under the Loan and Security Agreement from December 7, 2008 until December 7, 2010 and made certain other amendments to the Loan and Security Agreement, including the following:

▪	The First Amendment changed the base rate of interest to the three month (90 day) LIBOR rate from the previous base rate of the “Prime Rate.”

▪
The First Amendment changed the interest rate for revolving credit loans to the base rate plus 3.25% from the previous interest rate for revolving credit loans of the base rate minus 0.5%, and changed the interest rate for floorplan loans, if applicable, to 6.25% in excess of the base rate from the previous interest rate for floorplan loans of  2.5% in excess of the base rate.

▪
The First Amendment amended the Schedule to provide that the Borrowers must pay the Lender a floorplan annual volume commitment fee if the aggregate amount of all floorplan loans does not equal or exceed $60,000,000 in a 12 month period from December 1st through November 30th.  The floorplan commitment fee is equal to the amount that the floorplan usage during such 12 month period is less than $60,000,000 multiplied by 1%.  If the Borrower terminates the Credit Facility during a 12 month period, the Borrower shall be required to pay the Lender a pro rated portion of the annual volume commitment fee.

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

The Company had balances of $10.78 million and $8.58 million outstanding under the revolving portion of the Credit Facility, and balances of $3.47 million and $2.05 million (included in the Company’s accounts payable) outstanding plus $366,700 and $444,700 in open approvals under the floor plan portion of the Credit Facility at May 31, 2009 and August 31, 2008, respectively. Net availability was $7.27 million and $14.44 million under the revolving portion of the Credit Facility, and additionally $10.11 million and $6.49 million was available under the floor plan portion of the Credit Facility as of May 31, 2009 and August 31, 2008, respectively.

As of May 31, 2009, the Company determined that it was in compliance with its financial covenants with the Lender.

6.  Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, are comprised of the following:

	For the Three Months Ended
	May 31, 2009	% of Total	May 31, 2008	% of Total
Departments of the U.S. Government	$11,720,964	23.8%	$13,136,567	33.7%
Canada Government Agencies	619,774	1.3%	-	0.0%
State and Local Governments	1,216,672	2.5%	2,153,215	5.5%
Commercial Companies	15,555,543	31.6%	15,624,874	40.1%
Education and other	20,106,754	40.8%	8,014,535	20.6%
Total Revenues	$49,219,707	100.0%	$38,929,191	100.0%

	For the Nine Months Ended
	May 31, 2009	% of Total	May 31, 2008	% of Total
Departments of the U.S. Government	$63,160,411	39.2%	$87,990,000	55.8%
Canada Government Agencies	619,774	0.4%	-	0.0%
State and Local Governments	6,161,945	3.8%	8,133,825	5.2%
Commercial Companies	50,294,320	31.2%	40,094,684	25.4%
Education and other	40,963,658	25.4%	21,419,370	13.6%
Total Revenues	$161,200,108	100.0%	$157,637,879	100.0%

Major Customers

Sales to school districts in Georgia and Florida accounted for approximately $13.8 million or 28.1%, and $6.27 million or 12.7% of the Company’s total revenues for three months ended May 31, 2009, respectively. The same customers accounted for approximately $6.00 million or 15.4%, and $1.51 million or 3.9% of the Company’s total revenues for the three months ended May 31, 2008, respectively.

Sales to a school district in Georgia accounted for approximately $27.0 million or 16.8% of the Company’s total revenues for nine months ended May 31, 2009. The same customer accounted for approximately $12.82 million or 8.1% the Company’s total revenues for the nine months ended May 31, 2008.

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

The trade account receivables consist of the following:

	May 31,	August 31,
	2009	2008
Trade receivables	$25,805,723	$32,570,104
Allowance for doubtful accounts	(217,879)	(391,137)
Trade receivables, net	$25,587,844	$32,178,967

7.  Inventories

Inventories are stated at the lower of average cost or market. Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies.

	May 31,	August 31,
	2009	2008
Hardware, software, accessories and parts	$7,866,840	$901,532
Less: inventory reserve	(228,452)	(241,538)
Net inventories	$7,638,388	$659,994

At May 31, 2009, net inventories increased, this is primarily attributable to timing of various computer roll-out projects for school districts in Georgia and Florida, as well as computer roll-out projects for various commercial and federal agencies, for which we have purchase orders from these entities.

8.  Accrued Liabilities

Current accrued liabilities consisted of the following:

	May 31, 2009	August 31, 2008

Accrued payroll	$1,564,484	$2,384,922
Accrued commissions	449,214	730,848
Accrued state sales taxes	78,649	97,514
Accrued third-party service fees	61,970	108,070
Other accrued expenses	2,650,311	2,097,271
	$4,804,628	$5,418,625

9.  Long-Term Debt

The Company’s long-term debt consists of the following:

	May 31, 2009	August 31, 2008

8% junior subordinated notes payable to Darr Westwood LLC	$-	$1,102,794
Subordinate note payable to Darr Westwood LLC	-	231,659
Subordinate note payable to Four Kings Management	-	390,000
5% subordinated note payable to Mr. Keith Grabel	-	200,067
5% subordinated note payable to Ms. Mary Margaret Grabel	-	193,089
5% subordinated note payable to DARR Global Holdings, Inc.	432,076	627,906
8% subordinated note payable to Siva Natarajan	410,000	820,000
6% subordinated note payable to Former Sharholders of KOAN-IT	458,150	-
Total debt	1,300,226	3,565,515
Less current portion	(1,218,142)	(2,810,937)
Long-term debt, net of current portion	$82,084	$754,578

10.  Related Party Transactions

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by a director and an officer of the Company and their related family members. During the three months ended May 31, 2009 and 2008, the Company recorded expense under this lease totaling $47,250 and $45,000, respectively. During the nine months ended May 31, 2009 and 2008, the Company recorded expense under this lease totaling $137,250 and $135,000, respectively. The facilities consist of office and warehouse space totaling 42,480 square feet located in Springfield, New Jersey.

The Company is occupying approximately 26,000 square feet of office and warehouse space in a 70,000 square-foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which certain officers of the Company are passive investors with an approximately 20% equity interest. The lease term is for 5 years, with monthly base rent of $15,832. During the three months ended May 31, 2009 and 2008, the Company recorded expense under this lease totaling $47,496 and $46,439, respectively. During the nine months ended May 31, 2009 and 2008, the Company recorded expense under this lease totaling $142,488 and $135,089, respectively.

In conjunction with the acquisition of eBAS/Aveeva, the Company entered into a lease for approximately 20,000 square feet of office space in Fremont, California.  This space is leased from the spouse of an officer of eBAS/Aveeva.  The lease term is through August 31, 2011 with a monthly rent of $20,000. In March 2009, the Company subleased portion of the building for a monthly rent of $2,500 on a month-to-month basis. Rent expense was $52,500 and $172,500 for each of the three and nine months ended May 31, 2009, respectively.

Management believes the lease payments are at or below market rate for similar facilities for the leases noted above.

11.  Segment Information
The Company has adopted Statement of Financial Accounting Standard No. 131, “Disclosure about Segments of an Enterprise and Related Information.”  The Company’s business activities are divided into two business segments, EIS and EGS. EIS is the Company’s historical business which includes Emtec NJ, Emtec LLC, Emtec Federal and the business service management solutions offered by KOAN-IT and KOAN-IT (US).  EGS offers a broad range of consulting/contracting services to clients including IT project management services, packaged software implementation, web technologies/client server application development.  EGS is comprised primarily of the business operations acquired through the acquisitions of Luceo on March 20, 2008, eBAS and Aveeva on August 13, 2008.

Summarized financial information relating to the Company’s operating segments is as follows:

	May 31, 2009 (Unaudited)	August 31, 2008
Identifiable Assets:
EIS	$50,461,675	$46,212,267
EGS	14,541,484	16,261,773
Total Assets	$65,003,159	$62,474,040

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
	(Unaudited)		(Unaudited)
Revenues
EIS	$40,534,574	$36,582,591	$133,137,651	$155,291,279
EGS	8,685,133	2,346,600	28,062,457	2,346,600
Total Revenue	$49,219,707	$38,929,191	$161,200,108	$157,637,879

Gross Profit
EIS	$6,199,535	$5,204,948	$17,398,562	$18,821,168
EGS	1,446,781	490,601	5,168,141	490,601
Gross Profit	$7,646,316	$5,695,549	$22,566,703	$19,311,769

Operating Income
EIS	$581,357	$(226,689)	$1,149,218	$1,926,476
EGS	87,523	145,727	1,097,448	145,727
Operating Income	$668,880	$(80,962)	$2,246,666	$2,072,203

Interest and Other Expense (Income)
EIS	$99,558	$155,577	$390,068	$741,637
EGS	81,735	13,300	308,443	13,300
Interest and Other Expense (Income)	$181,293	$168,877	$698,511	$754,937

Provision for Income Taxes
EIS	$199,640	$(160,611)	$306,827	$551,670
EGS	15,649	62,556	348,107	62,556
Provision for Income Taxes	$215,289	$(98,055)	$654,934	$614,226

Net Income
EIS	$282,159	$(221,654)	$452,323	$633,169
EGS	(9,861)	69,871	440,898	69,871
Net Income	$272,298	$(151,783)	$893,221	$703,040

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

Assumptions relating to budgeting, marketing, and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our business, financial position, results of operations and cash flows.

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

For the nine months ended May 31, 2009 and May 31, 2008, our EIS division’s revenues decreased to $133.14 million from $155.29 million. If we are unable to increase our revenues in future periods, whether due to the effects of the economic downturn on our commercial business or otherwise, then we may be forced to consolidate our operations to further reduce operating expenses sufficiently to achieve profitable operations. We have implemented several cost containment measures beginning in December 2008 that have and will reduce our selling, general and administrative expenses in future quarters, but there can be no assurance that we will be able to generate sufficient new business or that our cost containment measures currently in place will provide us the ability to maintain profitability in the future.

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

On March 20, 2008, we acquired through our subsidiary Emtec Global Services all of the outstanding stock of Luceo, headquartered in Naperville, Illinois. Luceo offers a broad range of consulting/contracting services to clients throughout the United States, which specializes in providing IT project management services, packaged software implementation, web technologies/client server application development and support.

On August 13, 2008, we acquired through our subsidiary Emtec Global Services all of the outstanding stock of eBAS and Aveeva headquartered in Fremont, California and Aveeva’s Indian subsidiary Aviance, headquartered in Bangalore, India.  eBAS and Aveeva offer a broad range of software consulting services including business analysis, quality assurance, testing, and training as well as SAP, CRM, Oracle Apps, and Java based solutions.

On February 12, 2009, the Company acquired through its subsidiary, EIS-US, all of the outstanding stock of KOAN-IT, headquartered in Ottawa, Canada and KOAN-IT (US).  KOAN-IT is a consulting firm specializing in business service management methodologies for its clients throughout Canada and the United States.  As of March 1, 2009 KOAN-IT Corp. and Emtec Canada were amalgamated to form EIS-Canada, which does business as KOAN-IT.

On May 12, 2009, we acquired through our subsidiary, KOAN-IT (US), certain assets of EMS, a company under Chapter 11 bankruptcy protection in the Middle District of Florida.  Prior to the Chapter 11 acquisition, EMS was a consulting firm, headquartered in Clearwater, Florida, specializing in business service management methodologies  for its clients throughout the United States.

With the acquisitions of Luceo, eBAS, Aveeva, KOAN-IT and the assets of EMS, the Company divides its operating activity into two operating segments for reporting purposes: EIS and EGS. EIS is the Company’s historical business  which includes Emtec NJ, Emtec LLC, Emtec Federal and business service management solutions offered by KOAN-IT and KOAN-IT(US) and EGS is the Company’s enterprise applications services solutions and training business including Luceo, eBAS and Aveeva.

Results of Operations

Comparison of Three Months Ended May 31, 2009 and 2008

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the three months ended May 31, 2009 and 2008.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,
	2009	2008	Change	%
Revenues
Procurement services	$35,321,294	$34,155,671	$1,165,623	3.4%
Service and consulting	13,898,413	4,773,520	9,124,893	191.2%
Total Revenues	49,219,707	38,929,191	10,290,516	26.4%

Cost of Sales
Cost of procurement services	31,204,269	29,387,865	1,816,404	6.2%
Service and consulting	10,369,122	3,845,777	6,523,345	169.6%
Total Cost of Sales	41,573,391	33,233,642	8,339,749	25.1%

Gross Profit
Procurement services	4,117,025	4,767,806	(650,781)	(13.6)%
Procurement services %	11.7%	14.0%

Service and consulting	3,529,291	927,743	2,601,548	280.4%
Service and consulting %	25.4%	19.4%

Total Gross Profit	7,646,316	5,695,549	1,950,767	34.3%
Total Gross Profit %	15.5%	14.6%

Operating expenses:
Selling, general, and administrative expenses	6,197,867	5,348,986	848,881	15.9%
Rent expense – related party	147,246	91,439	55,807	61.0%
Depreciation and amortization	632,323	336,086	296,237	88.1%
Total operating expenses	6,977,436	5,776,511	1,200,925	20.8%
Pecent of revenues	14.2%	14.8%

Operating Income (loss)	668,880	(80,962)	749,842	926.2%
Percent of revenues	1.4%	-0.2%

Other expense (income):
Interest income – other	(4,675)	(11,144)	6,469	(58.0)%
Interest expense	169,361	180,276	(10,915)	(6.1)%
Other	16,607	(256)	16,863	N/A

Income (loss) before income taxes	487,587	(249,838)	737,425	295.2%
Provision for income taxes	215,289	(98,055)	313,344	319.6%
Net income (loss)	$272,298	$(151,783)	$424,081	279.4%
Percent of revenues	0.6%	(0.4)%

Total Revenues

Our total revenues, by segments, are comprised of the following:

	Three months ended
	May 31, 2009	May 31, 2008
	(Unaudited)
Revenues
EIS	$40,534,574	$36,582,591
EGS	8,685,133	2,346,600
Total Revenue	$49,219,707	$38,929,191

EIS

Our EIS division’s revenues, by client types and revenue type, are comprised of the following:

	For the Three Months Ended
	May 31, 2009	% of Total	May 31, 2008	% of Total
Client Type
Departments of the U.S. Government	$11,720,965	28.9%	$13,136,567	35.9%
Canada Government Agencies	619,774	1.5%	-	0.0%
State and Local Governments	1,216,672	3.0%	2,153,215	5.9%
Commercial Companies	6,870,409	16.9%	13,278,274	36.3%
Education and other	20,106,754	49.6%	8,014,535	21.9%
Total Revenues	$40,534,574	100.0%	$36,582,591	100.0%

EIS division’s total revenues increased $3.95 million, or 10.8%, to $40.53 million for the three months ended May 31, 2009, compared to $36.58 million for the three months ended May 31, 2008.  EIS division’s total revenue includes revenues from our Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of  EMS which were acquired on May 12, 2009.  KOAN-IT’s total revenues (including revenues derived from assets acquired from EMS) for the three months ended May 31, 2009 was $1.82 million. Without these acquisitions Systems Division’s revenue increased $2.13 million, or 5.8%, to $38.71 million for the three months ended May 31, 2009, compared to $36.58 million for the three months ended May 31, 2008.  Procurement services revenue increased $454,261 or 1.3%, to $34.61 million for the three months ended May 31, 2009, compared to $34.15 million for the three months ended May 31, 2008. This increase in procurement services revenue is mainly attributable to various computer roll-out projects for school districts in Florida and Georgia during the three months ended May 31, 2009 of approximately $12.0 million, which was off-set by an overall decrease in our client’s IT spending, particularly in various departments of the U.S. government, agency and commercial business and various governmental agencies in the State of New Jersey. We believe that this decrease in revenues can be attributed to the current economic downturn. Services and consulting revenue for the Systems Division increased $1.67 million, or 69.0%, to $4.10 million for the three months ended May 31, 2009, compared to $2.43 million for the three months ended May 31, 2008. This increase is mainly attributable to various installation and configuration related services associated with computer roll-out projects for school districts in Florida, Georgia and various governmental agencies in the State of New Jersey during the three months ended May 31, 2009.

During the three months ended May 31, 2009 and 2008, U.S. governmental department and agency related revenues represented approximately 28.9% and 35.9% of total EIS division’s revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture and Department of Commerce.

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

Revenues from commercial clients decreased by approximately $6.41 million during the three months ended May 31, 2009 compared with the three months ended May 31, 2008. This decrease is mainly due to the current economic downturn that caused reductions in technology and discretionary spending by our commercial clients.

During the three months ended May 31, 2009, revenues from our education business increased by approximately $12.09 million compared with the three months ended May 31, 2008. This increase is attributable to increase in various computer roll-out projects for school districts in Florida and Georgia during the three months ended May 31, 2009.

EGS

EGS division’s total revenues increased $6.34 million, or 270.1%, to $8.69 million for the three months ended May 31, 2009, compared to $2.35 million for the three months ended May 31, 2008. This increase is primarily attributable to acquisitions of eBAS and Aveeva on August 13, 2008. Without these acquisitions of eBAS and Aveeva, Luceo’s revenue for the three months ended May 31, 2009 was $2.48 million compared to $2.35 million for the period from March 20, 2008 through May 31, 2008.

Gross Profit

Our total gross profit, by segments, is comprised of the following:

	Three months ended
	May 31, 2009	May 31, 2008
	(Unaudited)
Gross Profit
EIS	$6,199,535	$5,204,948
EGS	1,446,781	490,601
Gross Profit	$7,646,316	$5,695,549

EIS

Aggregate gross profit for our EIS division increased $994,586, or 19.1%, to $6.20 million for the three months ended May 31, 2009 as compared to $5.20 million for the three months ended May 31, 2008. EIS division’s gross profit includes gross profit from Systems Division and recently acquired KOAN-IT which was acquired on February 12, 2009 and the assets of  EMS which were acquired on May 12, 2009.  KOAN-IT’s gross profit (including gross profit derived from the assets acquired from EMS) for the three months ended May 31, 2009 was $335,742. Without these acquisitions Systems Division’s gross profit increased $658,844, or 12.7%, to $5.86 million for the three months ended May 31, 2009, compared to $5.20 million for the three months ended May 31, 2008. This increase is attributable to various installation and configuration related services associated with computer roll-out projects for school districts in Florida, Georgia and various governmental agencies in the State of New Jersey during the three months ended May 31, 2009.

Measured as a percentage of revenues, our gross profit margin for EIS division increased to 15.3% of our EIS division’s revenues for the three months ended May 31, 2009, from 14.2% for the three months ended May 31, 2008. This increase is primarily a result of increase in our service and consulting gross profit margin attributable to higher utilization of our engineering resources and increase in our services and consulting revenue associated with computer roll-out projects for school districts in Florida, Georgia and various governmental agencies in the State of New Jersey during the three months ended May 31, 2009.

EGS

EGS division’s gross profit increased $956,180, or 194.9%, to $1.45 million for the three months ended May 31, 2009, compared to $490,601 for the three months ended May 31, 2008. This increase is primarily attributable to acquisitions of eBAS and Aveeva on August 13, 2008. Without these acquisitions of eBAS and Aveeva, Luceo’s gross profit for the three months ended May 31, 2009 was $374,613 compared to $490,601 for the period from March 20, 2008 through May 31, 2008. This decrease in gross profit is mainly due to lower utilization of our engineering resources and lower effective billing rates. We believe that this decrease in gross profit can be attributed to the current economic downturn.

Measured as percentages of revenues, our gross profit margin for EGS division decreased to 16.7% of our EGS division’s revenues for the three months ended May 31, 2009 from 20.9% for the three months ended May 31, 2008. We believe this decrease is mainly due to lower utilization of our engineering resources and lower effective billing rates.

Selling, General and Administrative Expenses

EIS

Selling, general and administrative expenses for our EIS division increased by $75,808, or 1.5% to $5.11 million for the three months ended May 31, 2009, compared to $5.04 million for the three months ended May 31, 2008. EIS division’s selling, general and administrative expenses includes selling, general and administrative expenses from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of EMS which were acquired on May 12, 2009.  KOAN-IT’s selling, general and administrative expenses (inclusding selling, general and administrative expenses related to the assets acquired from EMS) for the three months ended May 31, 2009 was $400,983. Without these acquisitions Systems Division’s selling, general and administrative expenses decreased by $325,175, or 6.5% to $4.71 million for the three months ended May 31, 2009, compared to $5.04 million for the three months ended May 31, 2008. This decrease in selling, general and administrative expenses for the three months ended May 31, 2009 is primarily attributable to the reduction of various expense categories including compensation, travel, lodging, telephone, office expenses, credit card bank fees, recruiting, professional fees and merger and acquisition related costs.  In January 2009, we implemented wage reductions to all employees whose earnings are expected to be greater than $75,000 annually, froze salary increases and implemented many other cost containment measures.

EGS

EGS division’s selling, general and administrative expenses increased $773,073, or 248.2%, to $1.08 million for the three months ended May 31, 2009, compared to $311,529 for the three months ended May 31, 2008. This increase is primarily attributable to acquisitions of eBAS and Aveeva on August 13, 2008. Without these acquisitions of eBAS and Aveeva, Luceo’s selling, general and administrative expenses for the three months ended May 31, 2009 were $290,521 compared to $311,529 for the period from March 20, 2008 through May 31, 2008. This decrease is primarily attributable to the reduction of immigration related application fees and legal fees associated with net new hires due to the slow-down in the economy.  Additionally, we recorded approximately $112,000 in retention bonuses paid to business development personnel during the three months ended May 31, 2009.

Rent Expense-Related Party

EIS

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by certain directors and officers of the Company and their related family members. The original lease term was through April 2009 with monthly base rent of $15,000. We renewed the lease for an additional five years term through April 2014, with monthly base rent of $17,500. During the three months ended May 31, 2009 and 2008, we recorded $47,250 and $45,000 in expense under this lease, respectively.

We occupy approximately 26,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA.  This space is leased from a limited liability company in which certain officers of our company are passive investors with an approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $15,832. During the three months ended May 31, 2009 and 2008, we recorded expense under this lease totaling $47,496 and $46,439, respectively.

EGS

We occupy approximately 20,000 square feet of office space in Fremont, CA.  This space is leased from the spouse of the President of eBAS/Aveeva.  The lease term is for 3 years with monthly base rent of $20,000. In March 2009, we subleased portion of the building for a monthly rent of $2,500 on month-to-month basis to reduce costs. During the three months ended May 31, 2009, we recorded $52,500 in expense under this lease.
Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

EIS

Depreciation and amortization expense for our EIS division increased by 35.5%, or $107,426, to $410,167 for the three months ended May 31, 2009, compared to $302,740 for the three months ended May 31, 2008.  EIS division’s depreciation and amortization expense includes depreciation and amortization expense from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of EMS which were acquired on May 12, 2009.  KOAN-IT’s depreciation and amortization expense (including depreciation and amortization expense relating to the assets acquired from EMS) for the three months ended May 31, 2009 was $61,285. Without these acquisitions, Systems Division’s depreciation and amortization expense increased by $46,141, or 15.2% to $348,881 for the three months ended May 31, 2009, compared to $302,740 for the three months ended May 31, 2008. This increase in depreciation expense is mainly due to depreciation expense associated with our purchase of phone system, computer equipment, a document management system and other modifications made to our accounting systems made during the three months ended May 31, 2009.

As of May 31, 2009, intangible assets of the EIS division consisted of the estimated value ascribed to customer relationships of $9,897,881 less accumulated amortization of $2,306,218; the estimated value ascribed to non-compete of $28,095 less accumulated amortization of $1,682; and the estimated value ascribed to trademarks of $168,569 less accumulated amortization of $10,091. As of August 31, 2008 intangible assets of the EIS consisted of the estimated value ascribed to customer relationships of $8,661,712 less accumulated amortization of $1,809,288. The assets ascribed to customer relationships are being amortized on a straight-line basis over 6 to 15 years and noncompete covenants and trademarks are being amortized on a straight-line basis over 5 years.  Amortization expense for the EIS division was $208,044, and $145,088 for the three months ended May 31, 2009 and 2008, respectively.

EGS

EGS division’s depreciation and amortization expense increased $188,811, or 566.2%, to $222,157 for the three months ended May 31, 2009, compared to $33,346 for the three months ended May 31, 2008. This increase is primarily attributable to acquisitions of eBAS and Aveeva on August 13, 2008. Without these acquisitions of eBAS and Aveeva, Luceo’s depreciation and amortization expenses for the three months ended May 31, 2009 was $54,541 compared to $33,346 for the period from March 20, 2008 through May 31, 2008. This increase in depreciation expense is mainly due to depreciation expense associated with our purchase of computer equipment made during the current fiscal year.

As of May 31, 2009, intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4,200,000 less accumulated amortization of $638,523 and the estimated value ascribed to non-compete of $370,000 less accumulated amortization of $67,311. As of August 31, 2008 intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4,200,000 less accumulated amortization of $95,192 and the estimated value ascribed to non-compete of $370,000 less accumulated amortization of $11,811. The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 9 years and noncompete covenants and trademarks are being amortized on a straight-line basis over 5 years. Amortization expense for the EGS division was $199,609 for the three months ended May 31, 2009 and $33,346 for the period from March 20, 2008 through May 31, 2008. Amortization expense for the EGS division was $598,831 for the nine months ended May 31, 2009 and $33,346 for the period from March 20, 2008 through May 31, 2008. This increase in amortization expense is mainly due to amortization expense related to intangible assets acquired in connection with the acquisitions of eBAS and Aveeva.

Operating income (loss)

EIS

Operating income for our EIS division for the three months ended May 31, 2009 increased by  $808,045, to $581,357, compared to an operating loss of ($226,689) for the three months ended May 31, 2008. EIS division’s operating income (loss) includes operating income (loss) from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of  EMS which were acquired on May 12, 2009.  KOAN-IT’s operating income (loss) (including operating income(loss) attributable to the assets acquired from EMS) for the three months ended May 31, 2009 was ($126,526). Without these acquisitions Systems Division’s operating income (loss) increased $934,571 to $707,882 for the three months ended May 31, 2009, compared to ($226,689) for the three months ended May 31, 2008. This increase in operating income is mainly attributable to increased revenues and gross profit as discussed in the Total Revenue and Gross Profit sections above.

EGS

Operating income for our EGS division for the three months ended May 31, 2009 decreased by 39.9%, or $58,203, to $87,523, compared to operating income of $145,727 for the three months ended May 31, 2008. Without the acquisitions of eBAS and Aveeva, Luceo’s operating income for the three months ended May 31, 2009 was $29,551 compared to $145,727 for the period from March 20, 2008 through May 31, 2008. The reduction in operating income was due to approximately $132,500 in retention bonuses we paid to business development and technical personnel during the three months ended May 31, 2009.

Interest expense

EIS

Interest expense for the EIS division decreased by 48.5%, or $81,051, to $85,924 for the three months ended May 31, 2009, compared to $166,975 for the three months ended May 31, 2008.  The decrease is primarily attributable to lower balances on various notes payable compared with prior period.

EGS

Our EGS division’s interest expense for the three months ended May 31, 2009 was $83,437. This interest expense is related to acquisition debt from the line of credit and the 8% subordinated note payable to Mr. Natarajan as part of the consideration for the acquisition of Luceo.

Provision (benefit) for income taxes

EIS

We recorded an income tax expense of $199,640 for the three months ended May 31, 2009 as compared to an income tax benefit of $160,611 for the three months ended May 31, 2008. The effective tax benefit rate was 41.4% for the three months ended May 31, 2009 versus 42.0% for the three months ended May 31, 2008.

EGS

We recorded an income tax expense of $15,649 for the three months ended May 31, 2009 as compared to an income tax expense of $62,556 for the three months ended May 31, 2008. The effective tax rate was 270.4% for the three months ended May 31, 2009 versus 47.2% for the three months ended May 31, 2008. The increase in effective tax is due to permanent differences between our financial statements and income tax returns.

Comparison of Nine Months Ended May 31, 2009 and 2008

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for each of the nine months ended May 31, 2009 and 2008.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended May 31,
	2009	2008	Change	%
Revenues
Procurement services	$121,094,073	$145,846,671	$(24,752,598)	(17.0)%
Service and consulting	40,106,035	11,791,208	28,314,827	240.1%
Total Revenues	161,200,108	157,637,879	3,562,229	2.3%

Cost of Sales
Cost of procurement services	107,967,221	129,042,886	(21,075,665)	(16.3)%
Service and consulting	30,666,184	9,283,224	21,382,960	230.3%
Total Cost of Sales	138,633,405	138,326,110	307,295	0.2%

Gross Profit
Procurement services	13,126,852	16,803,785	(3,676,933)	(21.9)%
Procurement services %	10.8%	11.5%

Service and consulting	9,439,851	2,507,984	6,931,867	276.4%
Service and consulting %	23.5%	21.3%

Total Gross Profit	22,566,703	19,311,769	3,254,934	16.9%
Total Gross Profit %	14.0%	12.3%

Operating expenses:
Selling, general, and administrative expenses	18,133,830	16,025,377	2,108,453	13.2%
Rent expense – related party	452,238	270,089	182,149	67.4%
Depreciation and amortization	1,733,969	944,100	789,869	83.7%
Total operating expenses	20,320,037	17,239,566	3,080,471	17.9%
Pecent of revenues	12.6%	10.9%

Operating income	2,246,666	2,072,203	174,463	8.4%
Percent of revenues	1.4%	1.3%

Other expense (income):
Interest income – other	(15,862)	(77,807)	61,945	(79.6)%
Interest expense	693,354	833,018	(139,664)	(16.8)%
Other	21,019	(274)	21,293	N/A

Income before income taxes	1,548,155	1,317,266	230,889	17.5%
Provision for income taxes	654,934	614,226	40,708	6.6%
Net income	$893,221	$703,040	$190,181	27.1%
Percent of revenues	0.6%	0.4%

Total Revenues

Our total revenues, by segments, are comprised of the following:

	Nine months ended
	May 31, 2009	May 31, 2008
	(Unaudited)
Revenues
EIS
EGS	$133,137,651	$155,291,279
Total Revenue	28,062,457	2,346,600
	$161,200,108	$157,637,879

EIS

Our EIS division’s revenues, by client types and revenue type, are comprised of the following:

	For the Nine Months Ended
	May 31, 2009	% of Total	May 31, 2008	% of Total
Client Type
Departments of the U.S. Government	$63,160,412	47.4%	$87,990,000	56.7%
Canada Government Agencies	619,774	0.5%	-	0.0%
State and Local Governments	6,161,945	4.6%	8,133,825	5.2%
Commercial Companies	22,231,863	16.7%	37,748,084	24.3%
Education and other	40,963,656	30.8%	21,419,370	13.8%
Total Revenues	$133,137,651	100.0%	$155,291,279	100.0%

EIS division’s total revenues decreased $22.15 million, or 14.3%, to $133.14 million for the nine months ended May 31, 2009, compared to $155.29 million for the nine months ended May 31, 2008.  EIS division’s total revenue includes revenues from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of  EMS which were acquired on May 12, 2009.  KOAN-IT’s total revenues (including revenues derived from the assets acquired from EMS) for the nine months ended May 31, 2009 was $1.98 million. Without these acquisitions Systems Division’s revenue decreased $24.14 million, or 15.5%, to $131.15 million for the nine months ended May 31, 2009, compared to $155.29 million for the nine months ended May 31, 2008. Procurement services revenue decreased $25.46 million, or 17.5%, to $120.38 million for the nine months ended May 31, 2009, compared to $145.85 million for the nine months ended May 31, 2008. This decrease is mainly due to an overall decrease in our client’s IT spending, particularly in various departments of the U.S. government and agencies and commercial business and various governmental agencies in the State of New Jersey, which was off-set by increase in our education business attributable to various computer roll-out projects for school districts in Florida and Georgia. We believe that this decrease in revenues can be attributed to the current economic downturn and the deferral of some larger computer roll-out projects to future quarters. Services and consulting revenue for the Systems Division increased $1.33 million, or 14.0%, to $10.77 million for the nine months ended May 31, 2009, compared to $9.44 million for the nine months ended May 31, 2008. This increase is mainly attributable to various installation and configuration related services associated with computer roll-out projects for school districts in Florida, Georgia and various governmental agencies in the State of New Jersey during the nine months ended May 31, 2009.

During the nine months ended May 31, 2009 and 2008, U.S. governmental department and agency related revenues represented approximately 47.4% and 56.7% of total EIS division’s revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture and Department of Commerce. Revenues from various civilian and military U.S. governmental departments and agencies decreased by approximately $24.83 million during the nine months ended May 31, 2009 compared with the nine months ended May 31, 2008. This is mainly due to a large computer hardware sale to the Department of the Air Force of approximately $15.36 million and Federal Bureau of Prisons of approximately $10.98 million in  the nine months ended May 31, 2008. The same clients only accounted for approximately $2.76 million and $3.97 million in revenue for the three months ended May 31, 2009, respectively.

Revenues from commercial clients decreased by approximately $15.52 million during the nine months ended May 31, 2009 compared with the nine months ended May 31, 2008. This decrease is mainly due to the current economic downturn that caused reductions in technology and discretionary spending by our commercial clients.

During the nine months ended May 31, 2009, revenues from our education business increased by approximately $19.54 million compared with the nine months ended May 31, 2008. This increase is attributable to increase in various computer roll-out projects for school districts in Florida and Georgia during the nine months ended May 31, 2009.

EGS

EGS division’s total revenues increased $25.72 million, or 1095.9%, to $28.06 million for the nine months ended May 31, 2009, compared to $2.35 million for the nine months ended May 31, 2008. This increase is primarily attributable to acquisitions of eBAS and Aveeva on August 13, 2008. Without these acquisitions of eBAS and Aveeva, Luceo’s revenue for the nine months ended May 31, 2009 was $7.36 million compared to $2.35 million for the period from March 20, 2008 through May 31, 2008. The increase is primarily due to comparing a full nine months of operations to a shorter stub period in 2008.

Gross Profit

Our total gross profit, by segments, is comprised of the following:

	Nine months ended
	May 31, 2009	May 31, 2008
	(Unaudited)
Gross Profit
EIS	$17,398,562	$18,821,168
EGS	5,168,141	490,601
Gross Profit	$22,566,703	$19,311,769

EIS

Aggregate gross profit for our EIS division decreased $1.42 million, or 7.6%, to $17.40 million for the nine months ended May 31, 2009 as compared to $18.82 million for the nine months ended May 31, 2008. EIS division’s gross profit includes gross profit from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of EMS which were acquired on May 12, 2009.  KOAN-IT’s gross profit (including profit derived from the assets acquired from EMS) for the nine months ended May 31, 2009 was $362,666. This decrease is mainly due to a decrease in procurement services revenue as discussed in the total revenue section.

Measured as a percentage of revenues, our gross profit margin for EIS division increased to 13.1% of our EIS division’s revenues for the nine months ended May 31, 2009 from 12.1% for the nine months ended May 31, 2008. This increase is primarily a result of an increase in our service and consulting gross profit margin attributable to higher utilization of our engineering resources and increase in our services and consulting revenue associated with computer roll-out projects for school districts in Florida, Georgia and various governmental agencies in the State of New Jersey during the nine months ended May 31, 2009.

EGS

EGS division’s gross profit increased $4.68 million, or 953.4%, to $5.17 million for the nine months ended May 31, 2009, compared to $490,601 for the nine months ended May 31, 2008. This increase is primarily attributable to the acquisitions of eBAS and Aveeva on August 13, 2008. Without these acquisitions of eBAS and Aveeva, Luceo’s gross profit for the nine months ended May 31, 2009 was $1.09 million compared to $490,601 for the period from March 20, 2008 through May 31, 2008. The increase is primarily due to comparing a full nine months of operations to a shorter stub period in 2008.

Measured as percentages of revenues, our gross profit margin for EGS division decreased to 18.4% of our EGS division’s revenues for the nine months ended May 31, 2009 from 20.9% for the nine months ended May 31, 2008. We believe this decrease is mainly due to lower utilization of our engineering resources.

Selling, General and Administrative Expenses

EIS

Selling, general and administrative expenses for our EIS division decreased by $828,869, or 5.3% to $14.88 million for the nine months ended May 31, 2009, compared to $15.71 million for the nine months ended May 31, 2008. EIS division’s selling, general and administrative expenses includes selling, general and administrative expenses from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of EMS which were acquired on May 12, 2009.  KOAN-IT’s selling, general and administrative expenses (including selling, general and administrative expenses related to the assets acquired from EMS) for the nine months ended May 31, 2009 was $453,884. Without these acquisitions Systems Division’s selling, general and administrative expenses decreased by $1.28 million, or 8.2% to $14.43 million for the nine months ended May 31, 2009, compared to $15.71 million for the nine months ended May 31, 2008. A portion of the $1.28 million decrease represented the recovery of $269,882 in professional fees.  The Company previously expensed these professional fees associated with defending the Company’s tax positions during the IRS’ 2003 and 2004 tax audits and appeals process.  During the quarter ended November 30, 2008, the Company recognized the recovery of these previously paid professional fees based on an indemnification right associated with the April 2004 Westwood merger.

Without the reduction of $269,882 in selling, general and administrative expenses associated with the indemnification claim, Systems Division’s selling, general and administrative expenses would have decreased by $1.01 million, or 6.4% for the nine months ended May 31, 2009.  This decrease in selling, general and administrative expenses for the nine months ended May 31, 2009 is mainly due to a decrease in sales commission of approximately $495,000 and bonus expense by approximately $298,000, which is directly related to the decrease in our gross profit as discussed in the gross profit section.  The remaining approximately $219,000 decrease in selling, general and administrative expenses for the nine months ended May 31, 2009 is primarily attributable to decrease in various expense categories such as travel, lodging, telephone, office expenses, credit card bank fees, recruiting, professional fees and merger and acquisition related costs.  In January 2009, we implemented wage reductions to all employees whose earnings are expected to be greater than $75,000 annually, froze salary increases and implemented many other cost containment measures. During the nine months ended May 31, 2009, we eliminated approximately 24 positions from various selling and administrative departments in the Systems Division and incurred approximately $208,000 in severance costs that are included in selling, general and administrative expenses for the nine months ended May 31, 2009.

EGS

EGS division’s selling, general and administrative expenses increased $2.94 million, or 942.9%, to $3.25 million for the nine months ended May 31, 2009, compared to $311,529 for the nine months ended May 31, 2008. This increase is primarily attributable to the acquisitions of eBAS and Aveeva on August 13, 2008. Without these acquisitions of eBAS and Aveeva, Luceo’s selling, general and administrative expenses for the nine months ended May 31, 2009 was $808,512 compared to $311,529 for the period from March 20, 2008 through May 31, 2008. The increase is primarily due to comparing a full nine months of operations to a shorter stub period in 2008.

Rent Expense-Related Party

EIS

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by certain directors and officers of the Company and their related family members. The original lease term was through April 2009 with monthly base rent of $15,000. We renewed the lease for an additional five years term through April 2014, with monthly base rent of $17,500. During the nine months ended May 31, 2009 and 2008, we recorded $137,250 and $135,000 in expense under this lease, respectively.

We occupy approximately 26,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA.  This space is leased from a limited liability company in which certain officers of our company are passive investors with an approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $15,832. During the nine months ended May 31, 2009 and 2008, we recorded expense under this lease totaling $142,488 and $135,089, respectively.

EGS

We occupy approximately 20,000 square feet of office space in Fremont, CA.  This space is leased from the spouse of the President of eBAS/Aveeva.  The lease term is for 3 years with monthly base rent of $20,000. In March 2009, we subleased portion of the building for a monthly rent of $2,500 on month-to-month basis to reduce costs. During the nine months ended May 31, 2009, we recorded $172,500 in expense under this lease.

Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization

EIS

Depreciation and amortization expense for our EIS division increased by 19.1%, or $173,873, to $1.08 million for the nine months ended May 31, 2009, compared to $910,752 for the nine months ended May 31, 2008.  EIS division’s depreciation and amortization expense includes depreciation and amortization expense from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of EMS which were acquired on May 12, 2009.  KOAN-IT’s depreciation and amortization expense (including depreciation and amortization expense related to the assets acquired from EMS) for the nine months ended May 31, 2009 was $73,009. Without these acquisitions, Systems Division’s depreciation and amortization expense increased by $100,864, or 11.1% to $1.01 million for the nine months ended May 31, 2009, compared to $910,752 for the nine months ended May 31, 2008. This increase in depreciation expense is mainly due to depreciation expense associated with our purchase of phone system, computer equipment, a document management system and other modifications made to our accounting systems made during the period ended May 31, 2009.

As of May 31, 2009, intangible assets of the EIS division consisted of the estimated value ascribed to customer relationships of $9,897,881 less accumulated amortization of $2,306,218; the estimated value ascribed to non-compete of $28,095 less accumulated amortization of $1,682; and the estimated value ascribed to trademarks of $168,569 less accumulated amortization of $10,091. As of August 31, 2008 intangible assets of the EIS consisted of the estimated value ascribed to customer relationships of $8,661,712 less accumulated amortization of $1,809,288. The assets ascribed to customer relationships are being amortized on a straight-line basis over 6 to 15 years and noncompete covenants and trademarks are being amortized on a straight-line basis over 5 years.  Amortization expense for the EIS division was $508,704, and $435,263 for the nine months ended May 31, 2009 and 2008, respectively.

EGS

EGS division’s depreciation and amortization expense increased $615,997, or 1847.3%, to $649,343 for the nine months ended May 31, 2009, compared to $33,346 for the nine months ended May 31, 2008. This increase is primarily attributable to the acquisitions of eBAS and Aveeva on August 13, 2008. Without these acquisitions of eBAS and Aveeva, Luceo’s depreciation and amortization expenses for the nine months ended May 31, 2009 was $141,906 compared to $33,346 for the period from March 20, 2008 through May 31, 2008. This increase in depreciation expense is mainly due to depreciation expense associated with our purchase of computer equipment made during the current fiscal year and increased amortization expense is due to nine month period in the current reporting period compared to the period from March 20, 2008 through May 31, 2008.

As of May 31, 2009, intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4,200,000 less accumulated amortization of $638,523 and the estimated value ascribed to non-compete of $370,000 less accumulated amortization of $67,311. As of August 31, 2008 intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4,200,000 less accumulated amortization of $95,192 and the estimated value ascribed to non-compete of $370,000 less accumulated amortization of $11,811. The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 9 years and noncompete covenants and trademarks are being amortized on a straight-line basis over 5 years. Amortization expense for the EGS division was $199,609 for the nine months ended May 31, 2009, and $33,346 for the period from March 20, 2008 through May 31, 2008. Amortization expense for the EGS division was $598,831 for the nine months ended May 31, 2009, and $33,346 for the period from March 20, 2008 through May 31, 2008.

Operating income

EIS

Operating income for our EIS division for the nine months ended May 31, 2009 decreased by 40.3%, or $777,260, to $1.15 million, compared to operating income of $1.93 million for the nine months ended May 31, 2008. EIS division’s operating income (loss) includes operating income (loss) from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of EMS which were acquired on May 12, 2009.  KOAN-IT’s operating income (loss) (including operating income (loss) attributable to the assets acquired from EMS) for the nine months ended May 31, 2009 was ($164,227). Without these acquisitions Systems Division’s operating income decreased $613,033, or 31.8%, to $1.31 million for the nine months ended May 31, 2009, compared to $1.93 million for the nine months ended May 31, 2008. This decrease in operating income is mainly due to decreased revenues and gross profit as discussed in the Total Revenue and Gross Profit sections above.

EGS

Operating income for our EGS division for the nine months ended May 31, 2009 increased by 653.1%, or $951,721, to $1.10 million, compared to operating income of $145,727 for the nine months ended May 31, 2008. Without the acquisitions of eBAS and Aveeva, Luceo’s operating income for the nine months ended May 31, 2009 was $141,521 compared to $145,727 for the period from March 20, 2008 through May 31, 2008. The decrease in operating income was attributable to approximately $132,500 in retention bonuses paid to business development and technical personnel during the nine months ended May 31, 2009.

Interest expense

EIS

Interest expense for the EIS division decreased by 52.9%, or $433,673, to $386,046 for the nine months ended May 31, 2009, compared to $819,718 for the nine months ended May 31, 2008.  This is primarily attributable to lower balance on various notes payable and a lower average interest rate charged on the line of credit attributable to a decrease in the prime rate during this period.

EGS

Our EGS division’s interest expense for the nine months ended May 31, 2009 was $307,308. This interest expense is related to acquisitions debt from the line of credit and 8% subordinated note payable to Mr. Natarajan as part of the consideration for the acquisition of Luceo.

Provision for income taxes

EIS

We recorded an income tax expense of $306,827 for the nine months ended May 31, 2009 as compared to $551,670 for the nine months ended May 31, 2008. The effective tax rate was 40.4% for the nine months ended May 31, 2009 versus 46.6% for the nine months ended May 31, 2008. The higher tax rate in 2008 was primarily the result of FIN 48 interest expense recorded as income taxes, a tax benefit shortfall from stock compensation grants in 2008, increased income tax expense and the effect of permanent differences between our financial statements and income tax returns.

EGS

We recorded an income tax expense of $348,107 for the nine months ended May 31, 2009 as compared to $62,556 for the nine months ended May 31, 2008. The effective tax rate was 44.1% for the nine months ended May 31, 2009 versus 47.2% for the nine months ended May 31, 2008. The decrease in effective tax rate is due to permanent differences between our financial statements and income tax returns.

Recently Issued Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standard Board (“FASB’) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The standard is effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008. The FASB, on February 12, 2008, issued FASB Staff Position (“FSP”) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements from the scope of SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

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

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any  noncontrolling interest in the acquire. The provisions of SFAS 141(R) are effective for our business combinations occurring on or after September 1, 2009. During nine months ended May 31, 2009, the Company capitalized total of approximately $328,000 in professional fees associated with the acquisition of KOAN-IT and the acquisition of assets of EMS.  Under the provisions of SFAS 141(R) effective September 1, 2009, professional fees associated with acquisitions will be expensed.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized under SFAS No. 142. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and subsequent interim periods. We will adopt the statement on September 1, 2009 which is the beginning of our 2010 fiscal year. We do not expect adoption of FSP No. 142-3 to have a significant impact on our consolidated financial position or results of operations.

Liquidity and Capital Resources

Cash at May 31, 2009 was $2.99 million, which represented an increase of $961,678 from $2.02 million at August 31, 2008. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit.  Borrowings under our line of credit at May 31, 2009 increased to $10.78 million from $8.58 million at August 31, 2008.  As of May 31, 2009, our net working capital (defined as the excess of our current assets over our current liabilities) was approximately $746,557 less than it was at August 31 2008.  The decrease in working capital and increase in line of credit is mainly due to the acquisition of KOAN-IT on February 12, 2009 and acquisition of certain assets of EMS on May 12, 2009. The purchase price for the acquisition of KOAN-IT, consisting of cash at closing including capitalized professional fees less the amount of cash acquired amounted to $896,960, which was funded through  borrowings under the Credit Facility and the issuance of a subordinated promissory notes in an aggregate principal amount of $407,683 which is payable on the 12 month anniversary of the closing.   The purchase price for the acquisition of certain assets of EMS consisted of $150,000 cash at closing. Additionally, the Company capitalized professional fees of $82,412 that were associated with the acquisition. The acquisition was funded through borrowings under the Credit Facility with the Lender. Additionally, we paid approximately $2.25 million in principal payments on various notes payable to related-parties on April 16, 2009 (footnote 9). We funded these payments from borrowing under the Credit Facility.

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

In August 2008, the Lender eliminated the requirement of $5.0 million reserve from the calculation of eligible accounts receivable, plus 100% of unsold inventory financed by the Lender.

On December 5, 2008, the Borrower entered into a First Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “First Amendment”) with the Lender, pursuant to which the Lender extended the term of the loans issued to the Borrower under the Loan and Security Agreement from December 7, 2008 until December 7, 2010 and made certain other amendments to the Loan and Security Agreement, including the following:

▪	The First Amendment changed the base rate of interest to the three month (90 day) LIBOR rate from the previous base rate of the “Prime Rate.”

▪
The First Amendment changed the interest rate for revolving credit loans to the base rate plus 3.25% from the previous interest rate for revolving credit loans of the base rate minus 0.5%, and changed the interest rate for floorplan loans, if applicable, to 6.25% in excess of the base rate from the previous interest rate for floorplan loans of  2.5% in excess of the base rate.

▪
The First Amendment amended the Schedule to provide that the Borrowers must pay the Lender a floorplan annual volume commitment fee if the aggregate amount of all floorplan loans does not equal or exceed $60,000,000 in a 12 month period from December 1st through November 30th.  The floorplan commitment fee is equal to the amount that the floorplan usage during such 12 month period is less than $60,000,000 multiplied by 1%.  If the Borrower terminates the Credit Facility during a 12 month period, the Borrower shall be required to pay the Lender a pro rated portion of the annual volume commitment fee.

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

As of May 31, 2009, we had an outstanding balance of $10.78 million under the revolving portion of the Credit Facility and $3.47 million of outstanding (included in the Company’s accounts payable) balances plus $366,700 in open approvals under the floor plan portion of the Credit Facility with Lender. As of May 31, 2009, we had net availability of $7.27 million under the revolving portion of the Credit Facility and additional net availability of $10.11 million under the floor plan portion of the Credit Facility.

As of May 31, 2009, the Company determined that it was in compliance with its financial covenants with the Lender.

As of May 31, 2009, we had open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $27.20 million with outstanding principal of approximately $13.92 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations, and financial condition.

Capital expenditures of $794,838 during the nine months ended May 31, 2009 related primarily to the purchase and implementation of the voice over internet provider (VOIP) phone system, purchase of computer equipment for internal use, purchase of a document management system and software costs to upgrade various modules of our accounting systems. We anticipate our total capital expenditures for our fiscal year ending August 31, 2009 will be approximately $1,000,000, of which approximately $250,000 will be for the upgrade of our organizational computer system and the remaining $750,000 will primarily be for the purchase of the VOIP phone system, the purchase of computer equipment for internal use, furniture, delivery trucks and leasehold improvements.

We anticipate that our primary sources of liquidity for the balance of fiscal year 2009 will be cash generated from operations, trade vendor credit and cash available to us under our Credit Facility.  Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues. Any loss of clients, whether due to price competition  technological advances or any other reason, will have an adverse affect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses.

We have no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

We believe that funds generated from operations, trade vendor credit and borrowings under our Credit Facility should be sufficient to meet our current operating cash requirements through the next twelve months. However, there can be no assurance that all of the aforementioned sources of cash can be realized.  Our lenders, including the lender for our credit facility, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers.  As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our credit facility or to obtain other financing on favorable terms or at all.  Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our Credit Facility because of a lender default or to obtain other cost-effective financing.

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

Product revenue represents sales of computer hardware and pre-packaged software.  These arrangements often include software installations, configurations and imaging, along with delivery and set-up of hardware.  We follow the criteria contained in EITF 00-21 and Staff Accounting Bulletin 104 (“SAB 104”) in recognizing revenue associated with these transactions.  We perform software installations, configurations and imaging services at our locations prior to the delivery of the product.  Some client arrangements include “set-up” services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at client workstations by plugging in all necessary connections.  This service is usually performed the same day as delivery.  Revenue is recognized on the date of acceptance, except as follows:

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

Intangible assets at May 31, 2009 and August 31, 2008 consisted of the value ascribed to customer relationships and noncompete covenants.  The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 15 years and five years for noncompete covenants.  Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.  We have entered into no forward or future contracts, purchased no options and entered into no swaps.  Our primary market risk exposures are those of interest rate fluctuations.  A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility.  Our balance on the line of credit at May 31, 2009 was approximately $11.0 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $110,000 annually.

Item 4T.	Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2009.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit 10.1 – Employment Agreement between the Company and Gregory P. Chandler dated April 30, 2009.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated July 15, 2009.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated July 15, 2009.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated July 15, 2009.

Exhibit 32.2 - Section 1350 Certificate of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated July 15, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EMTEC, INC.

By:	/s/ DINESH R. DESAI
Dinesh R. Desai
Chairman and Chief
Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory P. Chandler
Gregory P. Chandler
Chief Financial Officer
(Principal Financial Officer)

Date: July 15, 2009