Form 10-K
period 2009-08-31
EMTEC INC/NJ
filed 2009-11-25
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company.” See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2009 was approximately $3,037,147 computed by reference to the closing price of the common stock for that date.

As of November 11, 2009, there were outstanding 15,305,090 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III — Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders

EMTEC, INC.
2009 FORM 10-K ANNUAL REPORT

i

References in this Annual Report to “we,” “us,” or “our” are to Emtec, Inc. and its subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended August 31, 2009 and other reports or documents that we file from time to time with the SEC. Those factors may cause our actual results to differ materially from any of our forward-looking statements. All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

ii

PART I

Item 1. Business

Introduction

Emtec, Inc., a Delaware corporation, was formed on January 17, 2001 (the “Company”) and is an information technology (“IT”) systems integrator, providing consulting, staffing, application services and infrastructure solutions to commercial, federal, education, state and local government clients. The Company’s specific practices include IT consulting, communications, data management, enterprise computing, managed services, business service management solutions, training, storage and data center planning and development and staff augmentation solutions. The Company’s client base is comprised of departments of the United States and Canada’s federal, state and local governments, schools and commercial businesses throughout the United States and Canada.

Over the last several years we have repositioned our company from its roots as a reseller of IT infrastructure products to a systems integrator and provider of lifecycle technology services and managed technology services.

We are focusing our efforts on improving the design and cost effectiveness of the IT assets and departments within an organization. IT infrastructure is typically the responsibility of the Chief Information Officer (“CIO”) within an organization, and our goal is to help align the CIOs with the needs of their organization. We deliver both procurement services and IT services and consulting to our clients.

Our primary business objective is to become a leading single-source provider of high quality and innovative IT infrastructure and business application services, consulting and managed services.

Over the past two decades, we have built strong relationships with leading technology vendors thereby enabling us to provide scalable, reliable and secure solutions. This development, along with our background in IT, positions us as a single-source provider of information systems and network solutions.

We service our client base from leased facilities in California, Georgia, Florida, Illinois, New Jersey, New York, Virginia in the United States, Bangalore, India and Ottawa, Canada.

Our executive offices are located at 525 Lincoln Drive, 5 Greentree Center, Suite 117, Marlton, New Jersey; telephone: (856) 552-4204. Our website is www.emtecinc.com. We have made available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC. The information on our website is not part of or incorporated by reference in this Annual Report.

Recent Acquisitions

On March 20, 2008, the Company acquired, through its subsidiary Emtec Global Services LLC (“Emtec Global Services”), all of the outstanding stock of Luceo, Inc. (“Luceo”) headquartered in Naperville, IL. During 2009 we rebranded Luceo into the Emtec Enterprise Resource Planning (“ERP”) and Application Development Practice. This practice offers a broad range of consulting/contracting services to clients throughout the United States including IT project management services, packaged software implementation, web technologies/client server application development and support.

On August 13, 2008, the Company acquired, through its subsidiary Emtec Global Services, all of the outstanding stock of eBusiness Application Solutions, Inc. (“eBAS”) and Aveeva, Inc. (“Aveeva”) headquartered in Fremont, CA and their Indian subsidiary Aviance Software India Private Limited (“Aviance”) headquartered in Bangalore, India. During 2009, eBAS and Aveeva were rebranded in 2009 into the Emtec Business Analysis and Quality Assurance Practice. This practice offers a broad range of business and software consulting services, including process reengineering, business analysis, quality assurance, testing and training. Many of our consultants have applied their skills in this practice in technologies such as ERP, customer relationship management (“CRM”), Oracle Applications, business intelligence (“BI”) and Java based solutions throughout the United States. In 2010, we plan to rebrand Aviance into Emtec Software India.

On February 12, 2009, the Company acquired through its subsidiary, Emtec Infrastructure Services Corporation (“EIS-US”), all of the outstanding stock of KOAN-IT Corp. headquartered in Ottawa, Canada (“KOAN-IT”) and KOAN-IT (US) Corp. (“KOAN-IT (US)”). KOAN-IT is a consulting firm specializing in business service management methodologies for its clients in Canada and the United States. As of March 1, 2009 KOAN-IT Corp. and 7119747 Canada Inc., a subsidiary of EIS-US, were amalgamated to form Emtec Infrastructure Services Canada Corporation (“EIS-Canada”), which is referred to in this report as KOAN-IT.

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

Industry Background

We compete in the technology services market. We provide our clients with a broad array of technology services including designing and maintaining their IT infrastructure, aligning their IT infrastructure with the needs of their businesses and operations, and advice, design and selection of their business process technology needs. We also provide our clients with IT staff augmentation needs in a select set of business application skills. We can provide full lifecycle services as well as point solutions for our clients depending on their needs.

During the economic downturn in 2008 and 2009, the overall global market for technology services came under significant growth challenges. The market for distributors of technology products has been consolidating and manufacturers have intensified direct selling efforts. While this product market has matured, the market for IT services has expanded from the proliferation of technology hardware, software and networking. Many companies are increasingly dependent on the use of IT as a competitive tool in today’s business environment. The need to distribute and access information on a real-time basis throughout an organization and between organizations has led to the rapid growth in network computing infrastructures that connect numerous and geographically dispersed end users through local and wide area networks. This growth has been driven by the emergence of industry standard hardware, software, and communications tools, as well as the significant improvement in the performance, capacity, and utility of such network-based equipment and applications.

The decision-making process that confronts companies when planning, selecting, and implementing IT infrastructure and services continues to grow more complex. Organizations are continually faced with technology obsolescence and must design new networks, develop improved technology and upgrade and migrate to new systems. Many companies today face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in government regulations, globalization and technology innovation. In response to these challenges, many organizations are focused on improving productivity, increasing service level, lowering costs and expediting delivery times. In order to achieve these goals, companies are focusing on improving IT to facilitate faster, more responsive, lower-cost business operations. The development, integration and on-going maintenance of improved operations can present major challenges and require highly skilled professionals trained in diverse technologies, and many companies are now outsourcing these function to independent providers of IT services. Additionally, companies also require additional technical resources to maintain, enhance and re-engineer their core legacy IT systems to address application maintenance projects.

Increasingly, many IT departments have shifted all or a portion of their IT development, integration and maintenance requirements to outside service providers operating with on-site and/or offshore IT resources. Global demand for high quality, lower cost IT services from outside providers has created a significant opportunity for IT service providers that can successfully leverage the benefits of and address the challenges in using offshore talent. The delivery of IT services has shifted to a global sourcing model, where companies can choose from a wide array of technology partners and effectively manage their technology costs through the use of round the clock support and best delivery.

We serve clients in various vertical markets including governments at the federal (both U.S. and foreign governments), State, and Local level, the K-12 education market, and various commercial businesses including healthcare and life sciences, financial services, retail and telecommunications.

Currently our largest source of revenue is the U.S. federal government, which is one of the largest purchasers of IT products and services in the world and one of the largest users of outside contractors. The use of outside contractors is driven primarily by an effort to address specific skills needed by the federal government. There is high demand for certain service capabilities such as security, storage, networking and integration. Engagements support mission-specific goals rather than routine and deferrable office automation efforts.

We also service the K-12 education market, which is becoming a high-volume adopter of technology. School districts have been typically slow to adapt to the needs of their student base and often have infrastructure that cannot currently support a broader use of technology by students. We believe that the arrival of broad-band wireless delivery will eventually overcome some of these infrastructure challenges, and as delivery of technology and systems becomes more widespread and available the education market will be able to adapt more quickly to provide students, instructors and administrators with technology. We also believe that the delivery of content through technology will eventually enable schools to reduce other expenses such as textbooks. These shifts should enable technology to capture a larger share of the budget of a school system. We have focused our education strategy on larger suburban school districts with growing populations that have a greater ability to fund their technology needs. In particular, we work with school systems that have emphasized technology as an important part of their future curriculum.

Our Strategy

Our business objective is to maximize stockholder value to be considered by our clients as one of their most trusted advisors and be recognized as the premier IT infrastructure services company by our partners. Our Infrastructure Services, led by our Information Technology Service Management (“ITSM”) practice, views itself as a partner to our client’s CIO, assisting them in enhancing their value to their companies, as well as helping them reduce their overall infrastructure costs through innovative solutions. We intend to shift the services we deliver to managed infrastructure services through our broader infrastructure offerings over time. We will continue to enhance our practice areas in both our infrastructure and applications services, adding practices through organic growth, development of our existing consultants and hiring. We expect our applications services business to become a larger percentage of our service offering in the future and for Emtec eventually to be a go-to source of application development maintenance and managed services. We believe that by working with a single-source provider, organizations will be able to adapt more quickly to technological changes and reduce their overall IT costs.

To this end, we are pursuing the following strategies:

Pursuing Strategic Acquisitions

We are seeking to expand our service offerings. We plan to enhance our base of technical and sales personnel and to nurture and expand client relationships by means of acquisitions of companies whose businesses complement our businesses and, in particular, expand into the area of software consulting services. We intend to focus on companies with management teams who are willing to commit to long-term participation in our organization and who share our vision of continued growth.

Capitalizing on Existing Relationships

We believe that our history of satisfying the IT product requirements of our larger clients is facilitating the marketing of our broad range of services to this important segment of our clientele. The addition of Luceo, eBAS/Aveeva and KOAN-IT has expanded our service offerings in areas of ERP and programming technologies and business service management along with enriching our client base in a variety of industry verticals including government, retail, telecommunications, financial services, pharmaceutical, insurance and manufacturing.

Our Business

Procurement Services

Procurement services include planning, designing, procuring, deploying, installing the software on, and maintaining the hardware and networks of our clients. Typically our clients go through 3 – 5 year cycles on their equipment and they stagger the deployments throughout their organization. This leads to a more predictable and steady procurement cycle for our practice area. We are product agnostic and for an organization of our scale we feel this differentiates us from many of our competitors because we can offer them the best solution for their IT spend without creating conflicts. We offer products from a broad array of technology, manufacturers and software providers. Equipment we deploy and maintain includes workstations, servers, networking and communications equipment, enterprise computing products and application software. We minimize inventory risk by ordering products primarily on an as-needed basis. We utilize electronic ordering and pricing systems that provide real-time status checks on the aggregators’ inventories and maintain electronic data interchange links to other suppliers. Our sales team is thereby able to schedule shipments more accurately and to provide electronically-generated client price lists.

Services and Consulting

Infrastructure Consulting Services:

Our infrastructure consulting services are designed to align the needs of our clients’ CIOs and IT organizations with the needs of their businesses. We offer these services in the following areas:

•	IT Business Alignment and Planning Services: These services help clients see the value that IT provides to the organization, create cost savings in IT through effective management of projects, and focus on IT service management.
•	IT Operations and Support Services: Our services are designed to provide clients with tools and methods to improve internal IT service delivery while becoming effective and efficient on a daily basis. IT departments can then reduce costs while becoming more proactive in providing internal service and support.
•	IT Practices & Governance: Using industry standards based on an Information Technology Infrastructure Library (“ITIL”), we will assist clients to measure and assess their IT performance against their peer groups. Our services also include strategies for implementation, improvement, and continued governance to maintain an IT department that follows best practices.
•	Data Storage Solutions: We offer storage needs assessments, solution recommendations with hardware, software and implementation project requirements, implementation and integration services, post-sales training, maintenance and support services.

Enterprise Computing Solutions:

We offer a full spectrum of IT product acquisition and support services needed to support client/server environments, including product sourcing, network design and implementation, technical support, server consolidation, virtualization, and clustering and load balancing for high availability.

Data Communications Solutions:

We offer Local Area Network/Wide Area Network and data wireless connectivity, voice over IP and cabling solutions that are designed to enhance communication capabilities while decreasing costs.

Managed Infrastructure Services:

Our managed infrastructure services provide ongoing monitoring and support of our clients’ networks through the utilization of help desk and network monitoring services as well as through our own on-site engineering resources. This allows our clients to focus the majority of their efforts on their businesses — rather than managing their IT infrastructures. We offer these services in following areas:

•	Lifecycle Management Services: Our lifecycle management services are designed to provide clients with continuous availability of service and support throughout the lifecycle of their IT investments, including the full spectrum of IT product acquisition and support services needed to support server environments. Our services include:
•	evaluation and prioritization of business objectives to determine the best course of action for our clients;
•	consultation with clients to identify the right IT products and services for their needs;
•	leveraging our vendor relationships to quickly source the right combination of products;

•	providing logistical support needed to deploy a major technology roll out; and
•	providing continuous support to enable a client to improve end-user satisfaction, minimize downtime and lower the total cost of ownership.
•	Support Services Contracts: We offer manufacturer and our support service contracts that provide our clients with extended technical support, on-site hardware service and access to new software releases at a fixed price.
•	Training: We offer a dynamic IT training program that keeps abreast of industry trends and market requirements. Areas of study include: ITIL, software quality assurance, software development life cycle, IT project management, unified modeling language, software test automation, IT business analysis, data warehousing and business intelligence, ERP and web application development.

Business Applications Services:

We work with our clients to analyze and redesign their business processes, identify new process requirements, select business applications that are engineered to best fit their processes, implement support and maintain their business applications. We deliver these services through project consulting assignments and staff augmentation. Currently we have consultants skilled in process redesign and analysis, quality assurance and testing, ERP & CRM solutions and web based business applications.

Data Access Solutions:

We enable on-demand access to information from anywhere over any network; our mobility, messaging, and management solutions provide secure data access, which we believe will increase business productivity and reduce IT costs for our clients.

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

Distribution

Through our vendor alliances, we provide our clients with competitive pricing and value-added services such as electronic product ordering, product configuration, testing, warehousing and delivery. Our relationships with our suppliers allow us to minimize inventory risk by ordering products primarily on an as-needed basis. We believe that in most cases our ability to acquire products on a cost-plus basis affords us the opportunity to avail ourselves of prices lower than those that could be obtained independently from manufacturers or other vendors. We utilize electronic ordering and pricing systems that provide real-time status checks on the aggregators’ inventories and maintain electronic data interchange links to other suppliers. Our sales team is thereby able to schedule shipments more accurately and to provide electronically-generated client price lists. Typically, our agreements with any of our suppliers including manufacturers can be terminated by such companies at any time upon 30 days prior notice.

Marketing

Our marketing efforts are focused on:

•	Brand Building: broadening our public image as an IT systems integrator;
•	Lead Generation and Focused Marketing Campaigns: promoting our offerings to current clients, prospects, partners and investors; increasing overall inquiries and sales from all sources.
•	Increasing Awareness: maintaining a constant flow of marketing communications to increase and maintain our market presence; and
•	driving prospects to our web site.

Our marketing group is charged with sales lead generation. Through diverse efforts that include print and electronic advertising, seminars and webinars, tradeshows, direct mail, public relations, telemarketing, a bi-monthly newsletter and through our website we create multiple and frequent “touches” of our prospective clients. The primary goal is to increase the number of face to face meeting opportunities between our account team and prospective clients, and to drive additional opportunities through our sales pipeline. During the fiscal year 2010, a major marketing effort will focus on consolidating all our offerings under the Emtec brand name as well as promoting our newly acquired IT services capabilities to both current and prospective clients.

Customers

Our clients are primarily large business organizations, departments of the United States and Canada’s federal, state and local governments, local school districts and other large and mid-sized companies throughout the United States and Canada. The majority of our sales are drawn from various civilian and military U.S. governmental departments and agencies. We service our client base from leased facilities in California, Georgia, Florida, Illinois, New Jersey, New York and Virginia in the United States, Bangalore, India and Ottawa, Canada.

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

The government utilizes a variety of contracting methods when purchasing from us, including negotiated bids, pre-negotiated blanket purchase agreement contracts and open-market procurements. We participate in formal government bids for all contract types, and also process orders received on existing contracts on an ongoing basis.

Substantially, all of these bids are awarded on a “best value” to the government basis (which, depending on the bid, can be a combination of price, technical expertise, past performance on other government and commercial contracts and other factors). We seek to use partner contacts, purchasing power, distribution strength, value-added services and procurement expertise to compete successfully on these bids. These major procurements can generate millions of dollars in annual revenue, span multiple years and provide government personnel with an expedited method of purchasing from us.

We hold a GSA contract for the sale of IT products and services. Schedule 70 contracts are multi-award schedule contracts managed by the GSA IT Acquisition Center. The current contract is operating under an extension through January 31, 2010, which may be extended through March 2018 at the option of GSA IT Acquisition Center. Additionally, we hold two Indefinite Delivery Indefinite Quantity (“IDIQ”) contracts that are valid for all federal government agencies. An Army Desktop and Mobile Computing — 2 (“ADMC-2”) prime contract issued to us by the Army Small Computer Program provides all military departments (and other authorized government agencies) the ability to purchase desktops, laptops, thin clients/server-based computing, ruggedized computers, peripheral devices and related accessories. The ADMC-2 contract is valid thru April 2016. A National Aeronautics and Space Administration — Solutions for Enterprise-Wide Procurement IV (“SEWP IV”) prime contract issued to us by NASA provides all governmental agencies with the means to purchase a wide variety of IT products and related integration and installation services. Specifically for the SEWP IV contract, we are considered a large business; and the SEWP IV contract is valid through April 2014.

Our subsidiary, Emtec Federal, Inc. (“Emtec Federal”), maintains a small-business designation with the federal government for certain contracts based upon our size. As a small business, Emtec Federal enjoys a number of benefits, including being able to compete for small business orders, qualifying as a small business subcontractor, bidding pursuant to small purchase procedures directed to non-manufacturer small business, and offering government agencies an avenue to meet their internal small business purchase goals.

It is expected that federal government business revenues will continue to represent a large portion of our total revenues as we continue to strive to penetrate wider and deeper into various civilian and military agencies.

Our revenues, by client type consist of following (in thousands):

	For the Years Ended
	August 31, 2009		August 31, 2008
Departments of the U.S. Government	$85,044	38.0%	$110,069	52.1%
Canada Government Agencies	771	0.3%	—	0.0%
State and Local Governments	7,333	3.3%	11,444	5.4%
Commercial Companies	65,595	29.3%	56,886	27.0%
Education and other	65,100	29.1%	32,757	15.5%
Total Revenues	$223,843	100.0%	$211,156	100.0%

Government Contracts Potentially Subject to Termination

Our contracts with the U.S. federal, state and local government clients are generally subject to termination, in whole or part, at the convenience of the government parties or if funding becomes unavailable.

Competition

The IT services industry is highly competitive. Our competitors include other IT service providers, systems integrators, and value added resellers.

Many of our current and potential competitors have longer operating histories and substantially greater financial, sales, marketing, technical and other resources than we do. As a result, our competitors may be able to adapt more quickly to changes in client needs or to devote greater resources than we can to the sales of IT products and the provision of IT services.

We are also in direct competition with various IT consulting companies. These competitors run the gamut from consulting companies to the established consulting arms of international accounting and auditing firms. Several of these competitors offer most of the same basic products as we do. We also encounter competition from microcomputer manufacturers that sell their products through direct sales forces and from manufacturers and distributors that emphasize mail order and telemarketing sales. Depending on the client, the principal areas of competition may include price, pre-sale and post-sale technical support and service, availability of inventory and breadth of product line.

Employees

As of November 9, 2009, we employed 572 individuals, including 402 IT services consulting staff and support personnel, 91 sales, marketing and related support personnel, 45 operations and administrative personnel, and 34 employees in accounting, finance, and human resources. We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy. We believe that our relations with our employees are good.

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

In addition, we make available free of charge on our website at www.emtecinc.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

The current economic recession and declining general economic, business, or industry conditions may continue to adversely affect the business of the Company, as well as our ability to forecast financial results.

The domestic and international economies continue to experience a significant recession. This recession has been magnified by the tightening of the availability and cost of credit, inflation, volatile energy costs, geopolitical issues, a declining U.S. real estate market, decreased business and consumer confidence and increased unemployment. These and other macro-economic conditions have contributed to increased volatility and diminished expectations for the global economy and expectations of future global economic growth. If the economic climate in the U.S. and abroad does not improve or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability. Additionally, future economic conditions currently have an increased degree of inherent uncertainty. As a result, it is more difficult to estimate the level of growth or contraction for the economy as a whole, as well as for the various sectors of the economy, such as the IT market. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the IT market and demand for our offerings, the prevailing economic uncertainties render accurate estimates of future income and expenditures very difficult to make. We cannot predict the effect or duration of this economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the IT industry. Further adverse changes may occur as a result of soft global, domestic or regional economic conditions, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments.

Our financial results are impacted by the level of business activity of our clients, in particular our commercial clients. Continued economic downturns may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our commercial clients enter bankruptcy or liquidate their operations, our revenue could be adversely affected. There can be no assurance that weakening economic conditions throughout the world will not adversely impact our results of operations and/or financial position.

Our revenues are derived from a few major clients, the loss of any of which could cause our results of operations to be adversely affected.

A large portion of our revenues are drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During the last two fiscal years ended on August 31, 2009 and 2008, U.S. governmental department and agency related sales accounted for approximately 38.0% and 52.1%, of our total revenues, respectively.

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

Additionally, sales to one of the school districts in Georgia accounted for approximately $44.3 million or 19.8% and $21.5 million or 10.2% of the Company’s total revenues for years ended August 31, 2009 and 2008, respectively.

We cannot assure you that we can successfully increase the portion of our revenues derived from IT services and consulting. If we are unsuccessful, our future results may be adversely affected.

Our transition from an emphasis on IT procurement services to an emphasis on providing IT services and consulting has placed significant demands on our managerial, administrative and operational resources. Our ability to manage this transition effectively is dependent upon our ability to develop and improve operational, financial, and other internal systems, as well as our business development capabilities, and to attract, train, retain, motivate and manage our employees. If we are unable to do so, our ability to effectively deliver and support our services may be adversely affected. Further, our transitional efforts to access higher-margin services and consulting revenues may result in reduced IT procurement services revenue. If we successfully expand our IT services offerings, periods of variability in utilization may continue to occur. In addition, we are likely to incur greater technical training costs during such periods. Historically, our IT procurement services accounted for approximately 75.1% and 90.3% of our total revenues for the years ended August 31, 2009 and 2008, respectively. In contrast, our IT services and consulting accounted for approximately 24.9% and 9.7% of our total revenues for the years ended August 31, 2009 and 2008, respectively.

Our new services and consulting offerings have not achieved widespread client acceptance. If they do not achieve market acceptance, our profit potential may be adversely affected.

We have limited experience in developing, marketing or providing these services. We cannot assure you that we will be able to successfully market such services to either new or existing clients, that our services will achieve market acceptance or that we will be able to effectively hire, integrate, and manage additional technical personnel to enable us to perform these services to our clients’ expectations.

Our business will suffer if we fail to develop new services and enhance our existing services in order to keep pace with the rapidly evolving technological environment.

The IT services and consulting market is characterized by rapid technological change, evolving industry standards, changing client preferences and new product and service introductions. Our future success will depend on our ability to develop solutions that keep pace with changes in the IT services and consulting market. We cannot assure you that we will be successful in developing new services addressing evolving technologies on a timely or cost-effective basis or, if these services are developed, that we will be successful in the marketplace. In addition, we cannot assure you that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to compete effectively in the highly competitive IT services and consulting industry.

The IT services and consulting business is highly competitive. Our competitors include established computer product manufacturers, some of which supply products to us, distributors, computer resellers, systems integrators and other IT service providers.

Many computer product manufacturers also sell to clients through their direct sales organizations and certain of them have announced their intentions to enhance such direct sales efforts. Many of our current and potential competitors have longer operating histories and financial, sales, marketing, technical and other resources substantially greater than ours. As a result, our competitors may be able to adapt more quickly to changes in client needs or to devote greater resources than we can to the sales of IT products and the provision of IT services and we may not have the resources necessary to compete effectively.

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

Our future success will depend to a significant extent on our ability to attract, train and retain highly skilled IT development professionals. In particular, we need to attract, train and retain project managers, IT engineers and other senior technical personnel. We believe there is a shortage of, and significant competition for, IT development professionals in the United States with the advanced technological skills necessary to perform the services we offer. We have subcontracted, to a limited extent in the past, and may do so in the future, with other service providers in order to meet our obligations to our clients. Our ability to maintain and renew existing engagements and obtain new business will depend, in large part, on our ability to attract, train and retain technical personnel with the skills that keep pace with continuing changes in IT, evolving industry standards and changing client preferences. Further, we must train and manage our growing work force, requiring an increase in the level of responsibility for both existing and new management personnel. We cannot assure you that the management skills and systems currently in place will be adequate or that we will be able to train and assimilate new employees successfully. Our failure to attract, train and retain current or future employees could have a material adverse effect on our business, results of operations and financial condition.

Our growth may be hindered by United States Citizenship and Immigration Services restrictions.

Our continued success will depend, to a large extent, on the company’s ability to remain in the forefront of developments in the field of IT. In order for us to remain competitive in the current market environment, it is critical for us to hire and maintain the services of highly skilled and competitive employees who have the technical and practical expertise to meet the high-end technological needs of our clients. The vast majority of our IT professionals are from developing countries, especially India. The ability of Indian nationals to work in the United States depends on obtaining the necessary visas and work permits.

The H-1B visa classification enables U.S. employers to employ foreign workers in specialty occupations that require theoretical or technical expertise in a specialized field (such as, Systems Analysis and Systems Engineering) and a bachelor's degree or its equivalent. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that United States Citizenship and Immigration Services, or USCIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year. In years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States.

The numerical limitation on H-1B petitions for Fiscal Year 2010 is 65,000, however that number is reduced to 58,200 by reserved allocations for certain countries, including Singapore and Chile. There is an additional 20,000 cap-exempt H-1Bs available for individuals who have a U.S. master’s or higher degree. USCIS began accepting H-1B petitions subject to the Fiscal Year 2010 (FY 2010) cap on April 1, 2009. Despite the current economic environment, as of November 2009, approximately 54,700 H-1B cap-subject petitions had been filed for the federal fiscal year 2010 cap. USCIS has received sufficient H1-B petitions for aliens with advanced degrees to meet the exemption of 20,000 from the fiscal year 2010 cap. Any H-1B petitions filed on behalf of an alien with an advanced degree will now count toward the general H-1B cap. In the past years, the H-1B cap was reached prior to the beginning of the fiscal year for which the H-1B visa’s were to become available.

Moreover, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by employers to comply with existing Department of Labor regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits. We are currently subject to such an investigation.

We also process immigrant visas for lawful permanent residence for employees to fill positions for which there are no able, willing and qualified U.S. workers available to fill the positions. Compliance with the existing U.S. immigration and labor laws, or changes in those laws making it more difficult to hire foreign nationals or limiting our ability to successfully obtain permanent residence for our foreign employees in the United States, could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States. Any of these restrictions or limitations on our hiring practices could have a material adverse effect on our business, results of operations and financial condition.

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

Our credit facility contains certain financial covenants. As of August 31, 2009, the Company was in compliance with all of its financial covenants and the Company had $9.0 million outstanding under the revolving portion of the credit facility, and balances of $5.3 million (included in the Company’s accounts payable) plus $320,000 in open approvals under the floor plan portion of the credit facility. As of August 31, 2009, we had $11.9 million under the revolving portion of the credit facility, and $5.4 million under the floor plan portion of the credit facility. There can be no assurance that we will be in compliance with all of our financial covenants in the future and that the lender will not immediately call for repayment of the outstanding borrowings under the credit facility in the event we are not in compliance with any of the financial covenants.

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

As of August 31, 2009, our open terms credit lines with our primary trade vendors, including aggregators and manufacturers were $43.7 million. Under these credit lines, we are typically obligated to pay each invoice within 30 – 45 days from the date of such invoice. These credit lines could be reduced or eliminated without a notice, and this action could have a material adverse affect on our business, result of operations, and financial condition.

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

Our sales are highly dependent on the government’s demand for IT products. We believe that U.S. federal government contracts will continue to be a source of the majority of our sales for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the U.S. federal government would cause serious harm to our business. A material decline in overall sales to the U.S. federal government as a whole, or to certain key agencies thereof, could have a materially adverse effect on our results of operations. Among the key factors in maintaining our relationships with U.S. federal government agencies are:

•	our performance on individual contracts and delivery orders;
•	the strength of our professional reputation;
•	the relationships of our key executives with client personnel;
•	our compliance with complex procurement laws and regulations related to the formation, administration and performance of U.S. federal government contracts; and
•	the ability of the U.S. federal government, at their convenience, to unilaterally terminate our contracts, in whole or part.

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

We have recorded significant portions of the purchase price of certain acquisitions as goodwill and/or intangible assets. At August 31, 2009, we had approximately $11.4 million and $11.2 million of goodwill and intangible assets, respectively. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and as a result, goodwill is not amortized but tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have set an annual impairment testing date of June 1. If we determine that the carrying values of our goodwill and/or intangible assets are impaired, we may incur a non-cash charge to earnings, which could have a material adverse effect on our results of operations for the period in which the impairment occurs.

Our quarterly sales and operating results are volatile, which makes our future financial results difficult to forecast.

Our sales, operating results and earnings per share have been, and are expected to continue to be, subject to significant fluctuations from quarter to quarter due to a number of factors including:

•	the seasonality of our business due to the U.S. federal government’s buying and funding patterns;
•	fluctuations in our gross margins due to variations in the mix of products and services sold;
•	the number, size and scope of orders from our clients;
•	availability of price protection, purchase discounts and rebate programs from vendors;
•	contractual terms and degree of completion of projects;
•	currency fluctuations; and
•	changes in our sales cycles as we move towards solution selling.

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

We must maintain our status as an authorized reseller/service provider of IT products. The loss of any one such authorization could have a material adverse effect on our business and operations.

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

We have no long-term sales commitments from any of our suppliers. A loss of any of our principal suppliers would material adversely affect our IT procurement business.

Our IT procurement business depends on large part upon our access to aggregators and manufacturers to supply us with products at competitive prices and on reasonable terms for resale by us to our clients. Certain agreements may be terminated by such companies upon 30 days’ prior written notice. We cannot assure you that we will be able to continue to obtain products from the aggregators and manufacturers at prices or on terms acceptable to us, if at all.

Our client engagements entail significant risks and a failure to meet a client’s expectations could materially adversely affect our reputation and business.

Many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. Our failure or inability to meet a client’s expectations in the performance of our services could result in a material adverse change to the client’s operations and therefore could give rise to claims against us or damage our reputation, adversely affecting our business, results of operations and financial condition.

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

The market price of our common stock has been and is likely to continue to be volatile, which may make it difficult for stockholders to resell common stock when they want to and at prices they find attractive.

Our share price has been volatile due, in part, to the general volatility of the securities market. Factors other than our operating results may affect our share price and may include the level of perceived growth of the industries in which we participate, market expectations of our performance success of the partners and the sale or purchase of large amounts of our common stock.

If we make future acquisitions of companies, technology and other assets, we may be exposed to numerous risks such as difficulty integrating acquired companies, technologies and assets or generating an acceptable return on our investment.

We may pursue opportunities to acquire companies, technologies and assets that would complement our current service offerings, expand the breadth of our markets, enhance our technical capabilities or that may otherwise offer growth opportunities as we have done in the past. Acquisitions involve numerous risks, including the following:

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

Item 2. Properties

We lease space in eleven locations. Our corporate headquarters is currently located in Marlton, New Jersey. The following table contains information about each of our leased facilities:

Address	Segment Used By	(Size in Square Feet)	Monthly Rent
525 Lincoln Drive, 5 Greentree Center, Marlton, NJ 08053	EIS/EGS	2,920	$4,034
500 Satellite Blvd. Suwannee, GA 30024	EIS	26,284	$16,608
9450 Philips Highway, Suite 1 Jacksonville, FL 32256	EIS	7,563	$4,601
40 Shuman Blvd. Suite 216 Naperville, IL 60563	EGS	2,593	$2,701
11 Diamond Road Springfield, NJ 07081	EIS	42,480	$17,250
14121 Parke Long Court Suite 200 Chantilly, VA 20151	EIS	5,837	$9,689
352 Seventh Avenue New York, NY 10001	EIS	1,600	$8,000
44150 S. Grimmer Blvd Fremont, CA 94538	EGS	20,000	$20,000
666 Plainsboro Road, Suite 455 Plainsboro, NJ 08536	EGS	650	$1,200
Bangalore India	EIS/EGS	2,500	$1,064
329 March Road Suite 108 Ottawa ON K2K 2E1 Canada	EIS	4,150	$8,391

We lease nine guesthouses that are utilized by our consultants during training. The aggregate monthly rent for these guesthouses is $13,000. The leases for these guesthouses expire between February 28, 2010 and September 30, 2010.

We are currently in negotiations with the landlord of the Suwannee, Georgia facility to renew the lease (expiring November 30, 2009) for the next two to five years. Further, we have negotiated a month-to-month lease through March 2010 for our corporate headquarters located in Marlton, New Jersey. The Company is currently in the process of evaluating office space in the vicinity to relocate its corporate headquarters.

Item 3. Legal Proceedings

During December 2007, we received a subpoena issued by the GSA Office of Inspector General, apparently as part of an ongoing, industry-wide investigation. We produced documents and data in response to the subpoena to the OIG during 2008. In September 2009, we became aware that the Company had been named along with several other prominent IT companies in a qui tam lawsuit entitled Christopher Crennen, et al., V. Dell Marketing, et al., filed in the United States District Court for the District of Massachusetts alleging violations of the False Claims Act relating to the Company's obligations under the Buy American Act and the Trade Agreements Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. The lawsuit, which was previously under seal, appears to have been the cause of the OIG subpoena. Despite its investigation, to date the government has declined to intervene in the lawsuit, however we can provide no assurance that the government will not intervene in this case or in any other qui tam suit against the Company in the future. The Company does not know whether the relators will pursue the qui tam lawsuit independently. We have filed a motion to dismiss the lawsuit. At this time, we are unable to predict the timing and outcome of this matter.

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. Except as set forth above, the Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over-The-Counter Bulletin Board market under the symbol “ETEC”. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

Three Months Ended	High	Low
August 31, 2009	$1.09	$0.40
May 31, 2009	$0.78	$0.50
February 28, 2009	$0.95	$0.25
November 30, 2008	$1.01	$0.36
August 31, 2008	$1.20	$0.52
May 31, 2008	$1.20	$0.80
February 29, 2008	$1.21	$0.70
November 30, 2007	$0.86	$0.51

The above quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions. They do not necessarily represent actual transactions.

As of November 13, 2009, there were 481 record holders of our common stock, although we believe that beneficial holders approximate 850.

We have not previously declared any dividends. It is not likely that dividends on shares of our common stock will be declared in the foreseeable future. Under our current credit facility, we may not declare any dividends without the consent of our lenders. However, even if our lenders consented, the determination and payment of dividends with respect to the shares in the future will be within the discretion of the Board and will depend on our earnings, capital requirements and operating and financial condition, among other factors.

Information with respect to equity compensation plans of the Company appears in Item 12 of this report.

Item 6. Selected Financial Data

The following selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements including the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both elsewhere in this Report. The data as of August 31, 2009 and 2008 and for each of the two years ended August 31, 2009 and 2008 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report. The data as of August 31, 2007, 2006 and 2005 have been derived from our audited financial statements, which are not contained in this Report.

	Years Ended August 31,
	2009	2008	2007	2006	2005
	(In Thousands, Except Share Amounts)
Net revenues	$223,843	$211,156	$216,980	$224,512	$162,632
Net Income (loss)	$1,718	$1,321	$(2,280)	$198	$827
Net Income per common share (basic & diluted)	$0.12	$0.09	$(0.16)	$0.01	$0.08

	At August 31, (In Thousands)
	2009	2008	2007	2006	2005
	(In Thousands)
Total assets	$65,273	$62,474	$57,807	$52,025	$70,010
Total long-term debt	$—	$755	$2,746	$2,291	$3,010
Total redeemable common stock	$—	$—	$—	$—	$5,500

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the “Risk Factors” outlined in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. The following discussion as of August 31, 2009 and 2008 should be read in conjunction with our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report.

Overview of Emtec

We are an IT systems integrator, providing consulting, services and infrastructure solutions to commercial, federal, education, state and local government clients. The Company’s areas of specific practices include IT consulting, communications, data management, enterprise computing, managed services, business service management solutions, training, storage and data center planning and development and staff augmentation solutions. The Company’s client base is comprised of departments of the United States and Canada’s federal, state and local governments, schools and commercial businesses throughout the United States and Canada.

Over the last several years we have repositioned our company from its roots as a reseller to a systems integrator and provider of lifecycle technology services and managed technology services. To date, the most significant portion of our revenues have been derived from our activities as a system integrator of IT products, such as workstations, servers, microcomputers, application software and networking and communications equipment. However, we are actively endeavoring to increase the portion of revenues derived from IT services.

We currently have two major practices which have a number of services which are delivered through these practices. As we continue to grow, we will further add on and reassess our strengths to develop new practice areas and re-define our existing practices.

We are focusing our efforts on improving the design and cost effectiveness of the IT assets and departments within an organization. IT infrastructure is typically the responsibility of the CIO within an organization, and our goal is to help align the CIOs with the needs of their organization. We deliver both procurement services and IT services and consulting to our clients.

Our primary business objective is to become a leading single-source provider of high quality and innovative IT infrastructure and business application services consulting, and managed services.

Over the past two decades, we have built strong relationships with leading technology vendors thereby enabling us to provide scalable, reliable and secure solutions. This development along with our background in IT, positions us as a single-source provider of information systems and network solutions.

We service our client base from leased facilities in California, Georgia, Florida, Illinois, New Jersey, New York, Virginia in the United States, Bangalore, India and Ottawa, Canada.

Recent Acquisitions

On March 20, 2008, the Company acquired, through its subsidiary Emtec Global Services, all of the outstanding stock of Luceo, headquartered in Naperville, IL. During 2009 we rebranded Luceo into the Emtec ERP and Application Development Practice. This practice offers a broad range of consulting/contracting services to clients throughout the United States including IT project management services, packaged software implementation, web technologies/client server application development and support.

On August 13, 2008, the Company acquired, through its subsidiary Emtec Global Services, all of the outstanding stock of eBAS and Aveeva, headquartered in Fremont, CA, and their Indian subsidiary Aviance headquartered in Bangalore, India. During 2009, eBAS and Aveeva were rebranded in 2009 into the Emtec Business Analysis and Quality Assurance Practice. This Practice offers a broad range of business and software consulting services, including process reengineering, business analysis, quality assurance, testing and training. Many of our consultants have applied their skills in this practice in technologies such as ERP, CRM, Oracle Applications, BI and Java based solutions throughout the United States. In 2010, we plan to rebrand Aviance into Emtec Software India.

On February 12, 2009, the Company acquired through its subsidiary, EIS-US, all of the outstanding stock of KOAN-IT, headquartered in Ottawa, Canada, and KOAN-IT (US). KOAN-IT is a consulting firm specializing in business service management methodologies for its clients in Canada and the United States. As of March 1, 2009 KOAN-IT Corp. and 7119747 Canada Inc., a subsidiary of EIS-US, were amalgamated to form EIS-Canada, which we refer to in this report as KOAN-IT.

On May 12, 2009, the Company acquired through its subsidiary, KOAN-IT (US), certain assets of EMS, a company under Chapter 11 bankruptcy protection in the Middle District of Florida. Prior to the acquisition, EMS was a consulting firm, headquartered in Clearwater, Florida, specializing in business service management methodologies for its clients throughout the United States.

With the acquisitions of Luceo, eBAS, Aveeva, KOAN-IT and the assets of EMS, the Company divides its operating activity into two operating segments for reporting purposes: EIS and EGS. EIS is the Company’s historical business (“Systems Division”) which includes Emtec NJ, Emtec LLC, Emtec Federal and business service management solutions offered by KOAN-IT and KOAN-IT (US) and EGS is the Company’s enterprise applications services solutions and training business including Luceo, eBAS and Aveeva.

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

Factors that may in the future have a negative impact on our selling, general and administrative expenses for both segments include costs associated with marketing and selling activities, potential merger and acquisition related costs, technological improvement costs, compliance costs associated with SEC rules and increases in our insurance costs.

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

Quarterly Financial Summary

Over our history our revenues have been largest in the first and fourth quarters of our fiscal years. The United States government typically purchases a large amount of its IT needs prior to the end of its fiscal year which is September 30. The delivery of the services and products we provide to our government customers has historically been highest during the fourth and first quarters of our fiscal year, which corresponds to the fulfillment of the government purchases. Our education clients have historically had the majority of their services and products delivered by us during the summer months, when schools are not in session; this has corresponded typically to our fourth quarter.

We believe that as we add to the portfolio of services we are offering our revenues will experience less quarterly fluctuations. Some of the contracts we are now in the process of negotiating with US Government agencies require services and products to be delivered throughout the year as opposed to the historical delivery timing we have experienced. In addition, we have diversified our revenue base through acquisitions, and the businesses we have acquired typically deliver services to a variety of customers. Therefore, the revenues from these businesses have not fluctuated as much quarter to quarter as has our historical business. We expect to continue to develop new practices and acquire companies which may not have seasonal fluctuations and therefore in general we expect our revenues not to fluctuate as much quarter to quarter in the future as they have in the past.

The consolidated quarterly financial information for the year ended August 31, 2009 includes the accounts and transactions of KOAN-IT and the assets of EMS as of the respective acquisition dates of February 12, 2009 and May 12, 2009.

	Year Ended August 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2009
	(In Thousands, Except Share Amounts)
Revenue	$70,019	$41,962	$49,220	$62,642	$223,843
Gross Profit	$8,794	$6,126	$7,646	$10,330	$32,896
Net Income (Loss)	$1,006	$(385)	$272	$825	$1,718
Net Income (Loss) per share:
Basic and Diluted	$0.07	$(0.03)	$0.02	$0.06	$0.12

The consolidated quarterly financial information for the year ended August 31, 2008 includes the accounts and transactions of Luceo and eBAS/Aveeva as of the respective acquisition dates of March 20, 2008 and August 13, 2008.

	Year Ended August 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2009
	(In Thousands, Except Share Amounts)
Revenue	$74,640	$44,069	$38,929	$53,518	$211,156
Gross Profit	$8,645	$4,971	$5,696	$7,624	$26,936
Net Income (Loss)	$1,246	$(391)	$(152)	$618	$1,321
Net Income (Loss) per share:
Basic and Diluted	$0.09	$(0.03)	$(0.01)	$0.04	$0.09

Overview of Consolidated Financial Statements Presented Herein

The consolidated financial information for the year ended August 31, 2009 includes the accounts and transactions of KOAN-IT and the assets of EMS as of the respective acquisition dates of February 12, 2009 and May 12, 2009. The consolidated financial statements for the years ended August 31, 2009 and 2008 include the accounts and transactions of Luceo and eBAS/Aveeva as of the respective acquisition dates of March 20, 2008 and August 13, 2008.

EMTEC, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands)

	Years Ended August 31,
	2009	2008	Change	%
Revenues
Procurement services	$168,020	$190,596	$(22,576)	(11.8)%
Service and consulting	55,823	20,560	35,263	171.5%
Total Revenues	223,843	211,156	12,687	6.0%
Cost of Sales
Cost of procurement services	149,631	168,850	(19,219)	(11.4)%
Service and consulting	41,316	15,370	25,946	168.8%
Total Cost of Sales	190,947	184,220	6,727	3.7%
Gross Profit
Procurement services	18,389	21,746	(3,357)	(15.4)%
Procurement services %	10.9%	11.4%
Service and consulting	14,507	5,190	9,317	179.5%
Service and consulting %	26.0%	25.2%
Total Gross Profit	32,896	26,936	5,960	22.1%
Total Gross Profit %	14.7%	12.8%
Operating expenses:
Selling, general, and administrative expenses	25,883	21,892	3,991	18.2%
Rent expense – related party	611	377	234	62.1%
Depreciation and amortization	2,320	1,336	984	73.7%
Total operating expenses	28,814	23,605	5,209	22.1%
Percent of revenues	12.9%	11.2%
Operating income	4,082	3,331	751	22.5%
Percent of revenues	1.8%	1.6%
Other expense (income):
Interest income – other	(16)	(89)	73	(82.0)%
Interest expense	1,117	998	119	11.9%
Other	30	1	29	N/A
Income before income taxes	2,951	2,421	530	21.9%
Provision for income taxes	1,233	1,100	133	12.1%
Net income	$1,718	$1,321	$397	30.0%
Percent of revenues	0.8%	0.6%

Consolidated Results of Operations Overview

Management examines numerous measures when analyzing the results of our operations. Our objective is to grow the overall revenues of the Company while improving our gross margins and operating margins. We consistently analyze our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and our earnings per share as we feel these measures appropriately reflect performance of the company. We look at our segments performance for improvement in these measures as well as other operating metrics, improvements in our balance sheet and return on invested capital. Adjusted EBITDA is a non-GAAP financial measure which may not be comparable to similarly titled measures reported by other companies and may be considered in addition to, but not as a substitute for or preferable to, other information prepared in accordance with GAAP. We may provide additional information on the Company’s Adjusted EBITDA in press releases which will be furnished to the Securities Exchange Commission on Form 8-K in connection with their release.

As we diversify our business and grow our consulting services revenues, and in particular our applications services revenues, we expect gross margins to increase. We measure our selling costs as a percentage of gross profits and sales compensation for the employees of the company is derived from gross profit. We expect that our growth will lead to selling costs increasing, but as our revenues grow we expect our selling costs to grow less quickly than our gross profit, thereby decreasing selling costs as a percentage of total revenues. We expect as we grow our general and administrative costs will decrease as a percentage of revenue. However we may invest from time to time in additional general and administrative costs in order to be able to grow our revenue more quickly as market conditions improve. During the first half of 2009 we took steps to reduce general and administrative and selling costs due to the slowdown in the general economy. During the second half of 2009 we experienced an increase in demand in several sectors of our business, and we decided to invest in additional selling, general, and administrative costs in order to position the company for a market share increase as the economy recovers.

As the Company grows its consulting revenues we expect to focus increasingly on measures such as average billing rates, utilization rates, hours billed, and hourly consulting costs. While we do not publicly report these metrics, we analyze these figures to monitor trends which will enable us to make more effective decisions. We are improving our internal systems in order to be able to provide these metrics more quickly to our management.

We currently categorize our revenues and costs of sales into “Procurement Services” and “Services and Consulting.” We have made the categorizations in order to analyze our growth in consulting and other services as a percentage of overall revenues. We have divided our business into two segments. Emtec Infrastructure Services (“EIS”) provides a broad range of IT infrastructure services for our clients. These services are focused on improving the value IT assets provide to an organization, and to reduce the costs of these assets. Emtec Global Services (“EGS”) was formed to provide IT application consulting and other services. These services typically include business process improvement through the use of technology. Our consultants are skilled in a wide array of technologies in this segment.

We discuss the results of each segment below.

Results of Operations — EIS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended August 31, 2009 and 2008.

The financial information of EIS for the year ended August 31, 2009 includes the accounts and transactions of KOAN-IT and EMS as of the respective acquisition dates of February 12, 2009 and May 12, 2009.

EIS

STATEMENTS OF INCOME
(In Thousands)

	Years Ended August 31,
	2009	2008	Change	%
Revenues
Procurement services	$168,020	$190,596	$(22,576)	-11.8%
Service and consulting	19,331	13,594	5,737	42.2%
Total Revenues	187,351	204,190	(16,839)	-8.2%
Cost of Sales
Cost of procurement services	149,631	168,850	(19,219)	-11.4%
Service and consulting	11,379	9,636	1,743	18.1%
Total Cost of Sales	161,010	178,486	(17,476)	-9.8%
Gross Profit
Procurement services	18,389	21,746	(3,357)	-15.4%
Procurement services %	10.9%	11.4%
Service and consulting	7,952	3,958	3,994	100.9%
Service and consulting %	41.1%	29.1%
Total Gross Profit	26,341	25,704	637	2.5%
Total Gross Profit %	14.1%	12.6%
Operating expenses:
Selling, general, and administrative expenses	20,809	21,174	(365)	-1.7%
Rent expense – related party	386	365	21	5.8%
Depreciation and amortization	1,445	1,227	218	17.8%
Total operating expenses	22,640	22,766	(126)	-0.6%
Percent of revenues	12.1%	11.1%
Operating income	3,701	2,938	763	26.0%
Percent of revenues	2.0%	1.4%
Other expense (income):
Interest income – other	(12)	(88)	76	-86.4%
Interest expense	754	900	(146)	-16.2%
Other	24	—	24	N/A
Income before income taxes	2,935	2,126	809	38.1%
Provision (benefit) for income taxes	1,282	964	318	33.0%
Net income	$1,653	$1,162	$491	42.3%
Percent of revenues	0.9%	0.6%

Comparison of Years Ended August 31, 2009 and 2008 — EIS

Revenues — EIS

EIS division’s total revenues decreased $16.8 million, or 8.2%, to $187.4 million for the year ended August 31, 2009, compared to $204.2 million for the year ended August 31, 2008. EIS division’s total revenue includes revenues from the Company’s historical business, which we refer to as the Systems Division, and KOAN-IT, which was acquired on February 12, 2009, and includes the assets of EMS which were acquired on May 12, 2009. KOAN-IT’s total revenues (including revenues derived from the assets acquired from EMS) for the year ended August 31, 2009 was $3.7 million. Without these acquisitions Systems Division’s revenue decreased $20.5 million, or 10.0%, to $183.7 million for the year ended August 31, 2009, compared to $204.2 million for the year ended August 31, 2008.

Procurement services revenue decreased $22.6 million, or 11.8%, to $168.0 million for the year ended August 31, 2009, compared to $190.6 million for the year ended August 31, 2008. This decrease is mainly due to an overall decrease in our client’s IT spending, particularly in various departments of the U.S. government and agencies and commercial business and various governmental agencies in the State of New Jersey, which was partially off-set by an increase in our education business attributable to various IT projects for school districts in Florida and Georgia. We believe that this decrease in revenues can be attributed to the current economic downturn and the deferral of some larger IT projects to future quarters.

Services and consulting revenue for the Systems Division increased $5.7 million, or 42.2%, to $19.3 million for the year ended August 31, 2009, compared to $13.6 million for the year ended August 31, 2008. This increase is mainly attributable to various IT projects for school districts in Florida and Georgia and various governmental agencies in the State of New Jersey during the year ended August 31, 2009.

Our EIS division’s revenues, by client type, are comprised of the following (in thousands):

	For the Years Ended
	August 31, 2009		August 31, 2008
Departments of the U.S. Government	$85,044	45.4%	$110,069	54.0%
Canada Government Agencies	771	0.4%	—	0.0%
State and Local Governments	7,333	3.9%	11,444	5.6%
Commercial Companies	29,103	15.6%	49,920	24.4%
Education and other	65,100	34.7%	32,757	16.0%
Total Revenues	$187,351	100.0%	$204,190	100.0%

During the year ended August 31, 2009 and 2008, U.S. governmental department and agency related revenues represented approximately 45.4% and 54.0% of total EIS division’s revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture and Department of Commerce. Revenues from various civilian and military U.S. governmental departments and agencies decreased by approximately $25.0 million during the year ended August 31, 2009 compared with the year ended August 31, 2008. We believe many of the agencies to which we sold products and services were affected by uncertainties in their budgets during 2008 based on a change of administration and the pending spending proposals in effect at the time in the federal government. This effected our first quarter of 2009. During our 2009 fiscal year we retooled our federal sales force to focus more on services as well as multi-year awards. We believe the results of these efforts will not be reflected in our financial results until our 2010 fiscal year. In particular, the decline in governmental revenue is mainly due to a large computer hardware sale to the Department of the Air Force of approximately $15.7 million and Federal Bureau of Prisons of approximately $11.5 million in the year ended August 31, 2008. The same clients only accounted for approximately $3.4 million and $4.3 million in revenue for the year ended August 31, 2009, respectively.

In general, we expect that federal government business revenues will continue to represent a large portion of our total revenues as we continue to strive to penetrate wider and deeper into various civilian and military agencies. The federal government business typically experiences increased activity during the months of August through November.

The state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies in the State of New Jersey. We expect that until tax revenues increase in state and local governments increase we will not see a large amount of growth from these clients.

Revenues from commercial clients decreased by approximately $20.8 million during the year ended August 31, 2009 compared with the year ended August 31, 2008. This decrease is mainly due to the current economic downturn that caused reductions in technology and discretionary spending by our commercial clients. We have taken steps to reposition our sales force to sell more services and long-term projects with our commercial clients. We expect to see growth in the commercial sector as the economy recovers and we are able to offer our clients a wider range of services.

During the year ended August 31, 2009, revenues from our education business increased by approximately $32.3 million compared with the year ended August 31, 2008. This increase is attributable to the increase in various IT projects for school districts in Florida and Georgia during the year ended August 31, 2009. During 2008 and 2009, we took steps to increase our business with our existing customers by outsourcing more of their infrastructure managed services needs and to increase our penetration with additional clients in this market. These steps increased the amount of long-term recurring revenue we have with these clients and we believe because of the strength of our offering and knowledge in this segment we will be able to increase our client base.

Gross Profit — EIS

Aggregate gross profit for our EIS division increased $637,000, or 2.5%, to $26.3 million for the year ended August 31, 2009 as compared to $25.7 million for the year ended August 31, 2008. This increase was mainly due to an increase in the gross profit derived from our services and consulting revenues of nearly $4 million. This services gross profit increase includes an increase of $525,000 from KOAN-IT, which was acquired on February 12, 2009, and the assets of EMS which were acquired on May 12, 2009. The increase in gross profit was partially offset by a decrease in revenue in our federal and commercial sales.

Measured as a percentage of revenues, our gross profit margin for EIS division increased to 14.1% of our EIS division’s revenues for the year ended August 31, 2009 from 12.6% for the year ended August 31, 2008. This increase is primarily a result of an increase in our service and consulting gross profit margin attributable to higher utilization of our engineering resources and increase in our services and consulting revenue associated with IT projects for school districts in Florida and, Georgia and various governmental agencies in the State of New Jersey during the year ended August 31, 2009.

Selling, General and Administrative Expenses — EIS

Selling, general and administrative expenses for our EIS division decreased by $366,000, or 1.7% to $20.8 million for the year ended August 31, 2009, compared to $21.2 million for the year ended August 31, 2008.

EIS division’s selling, general and administrative expenses includes selling, general and administrative expenses from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of EMS which were acquired on May 12, 2009. KOAN-IT’s selling, general and administrative expenses (including selling, general and administrative expenses related to the assets acquired from EMS) for the year ended August 31, 2009 were $927,000. Without these acquisitions Systems Division’s selling, general and administrative expenses decreased by $1.3 million, or 6.1% to $19.9 million for the year ended August 31, 2009, compared to $21.2 million for the year ended August 31, 2008.

$270,000 of this decrease was related to recovery of professional fees. The Company previously expensed these professional fees associated with defending the Company’s tax positions during the IRS’ 2003 and 2004 tax audits and appeals process. During the quarter ended November 30, 2008, the Company recognized the recovery of these previously paid professional fees based on an indemnification right associated with the April 2004 Westwood merger.

Approximately $750,000 of this decrease is related to a decrease in sales commissions paid as a result declining sales and associated gross profits.

Approximately $250,000 in this decrease is related to expense categories such as bonus, travel, lodging, telephone, office expenses, credit card bank fees, recruiting, professional fees and merger and acquisition related costs.

In January 2009, we implemented wage reductions for all employees whose earnings are expected to be greater than $75,000 annually (these wage reductions were reinstated as of August 31, 2009) froze salary increases and implemented many other cost containment measures. During the year ended August 31, 2009, we eliminated approximately 24 positions from various selling and administrative departments in the EIS Division. Management has reduced unnecessary costs and invested for new growth. These actions resulted in reducing our ongoing expense run rate during the first half of 2009. We also incurred several one-time costs in 2009 such as severance, executive recruiting, and other professional and merger and acquisition related expenses.

Rent Expense-Related Party — EIS

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by a certain director of the Company and his related family members. The original lease term was through April 2009 with monthly base rent of $15,000. We exercised the option to extend the lease for an additional five years term through April 2014, with monthly base rent of $18,000. During the year ended August 31, 2009 and 2008, we recorded $189,000 and $180,000 in expense under this lease, respectively.

We occupy approximately 26,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA. This space is leased from a limited liability company in which certain officers of our company are passive investors with an approximately 20% equity interest. The lease term is for 5 years with monthly base rent of $16,000. During the year ended August 31, 2009 and 2008, we recorded expense under this lease totaling $197,000 and $185,000, respectively.

Management believes the leases noted above are being leased at a rate consistent with the market rate.

Depreciation and Amortization — EIS

Depreciation and amortization expense for our EIS division increased by 17.8%, or $219,000, to $1.4 million for the year ended August 31, 2009, compared to $1.2 million for the year ended August 31, 2008. EIS division’s depreciation and amortization expense includes depreciation and amortization expense from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of EMS which were acquired on May 12, 2009. KOAN-IT’s depreciation and amortization expense (including depreciation and amortization expense related to the assets acquired from EMS) for the year ended August 31, 2009 was $140,000. Without these acquisitions, Systems Division’s depreciation and amortization expense increased by $78,000, or 6.4% to $1.3 million for the year ended August 31, 2009, compared to $1.2 million for the year ended August 31, 2008. This increase in depreciation expense is mainly due to depreciation expense associated with our purchase of phone system, computer equipment, a document management system and other improvements made to our accounting systems made during the period ended August 31, 2009.

As of August 31, 2009, intangible assets of the EIS division consisted of the estimated value ascribed to customer relationships of $9.9 million less accumulated amortization of $2.5 million; the estimated value ascribed to non-competes of $28,000 less accumulated amortization of $3,000; and the estimated value ascribed to trademarks of $169,000 less accumulated amortization of $19,000. As of August 31, 2008 intangible assets of the EIS division consisted of the estimated value ascribed to customer relationships of $8.7 million less accumulated amortization of $1.8 million. The assets ascribed to customer relationships are being amortized on a straight-line basis over 6 to 15 years and non-compete covenants and trademarks are being amortized on a straight-line basis over 5 years. Amortization expense for the EIS division was $715,000, and $580,000 for the years ended August 31, 2009 and 2008, respectively.

Operating Income — EIS

Operating income for our EIS division for the year ended August 31, 2009 increased by 26.0%, or $763,000, to $3.7 million, compared to operating income of $2.9 million for the year ended August 31, 2008. EIS division’s operating income (loss) includes operating income (loss) from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of EMS which were acquired on May 12, 2009.

KOAN-IT’s operating income (loss) (including operating income (loss) attributable to the assets acquired from EMS) for the year ended August 31, 2009 was ($393,000). Without these acquisitions Systems Division’s operating income would have increased $1.2 million, or 39.3%, to $4.1 million for the year ended August 31, 2009, compared to $2.9 million for the year ended August 31, 2008. This increase in operating income is mainly attributable to increased services and consulting revenue as discussed in the Total Revenue and Gross Profit sections above.

Interest Expense — EIS

Interest expense for the EIS division decreased by 16.2%, or $146,000, to $754,000 for the year ended August 31, 2009, compared to $900,000 for the year ended August 31, 2008. We recorded approximately $280,000 in unused floor plan fees as interest expense during fiscal year ended August 31, 2009. Without this unused floor plan fee accrual per the credit facility with the Lender, our interest expense would have been decreased by $426,000. This is primarily attributable to lower balance on various notes payable and a lower average interest rate charged on the line of credit attributable to a decrease in the prime rate during this period.

Provision for Income Taxes — EIS

We recorded an income tax expense of $1.3 million for the year ended August 31, 2009 as compared to $964,000 for the year ended August 31, 2008. The effective tax rate was 43.7% for the year ended August 31, 2009 as compared to 45.3% for the year ended August 31, 2008. The lower effective tax rate in the year ended August 31, 2009 was primarily the result of an over accrual of interest expense recorded in the year ended August 31, 2008 pursuant to the adoption of FIN 48. Net settlements of previously unrecognized tax positions in the year ended August 31, 2009 at amounts that were less than amounts accrued in the year ended August 31, 2008 resulted in offsets to income tax expense in the year ended August 31, 2009.

Results of Operations — EGS

Most of the clients EGS serves are commercial clients. While our consultants are typically working on long-term projects, general economic slowdown has impacted our ability to sell services the way these businesses had typically operated before the acquisitions. In addition it has been our intention to convert these businesses to a new sales model and cross sell their services across our organization. During 2009 we took steps to add additional sales resources in the U.S., to change our training methodologies of our consultants and to shift recruiting resources to an onshore/offshore model. We have also defined four practices within EGS that we are starting to sell as a full service practice offerings using projects as opposed to typical staff augmentation. We expect these changes will enable us to grow revenues in 2010 in EGS.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended August 31, 2009 and 2008.

The financial information of EGS for the year ended August 31, 2009 and 2008 includes the accounts and transactions of Luceo and eBAS/Aveeva as of the respective acquisition dates of March 20, 2008 and August 13, 2008.

EGS

STATEMENTS OF INCOME
(In Thousands)

	Years Ended August 31,
	2009	2008	Change	%
Revenues
Service and consulting	36,492	6,966	29,526	423.9%
Total Revenues	36,492	6,966	29,526	423.9%
Cost of Sales
Service and consulting	29,937	5,734	24,203	422.1%
Total Cost of Sales	29,937	5,734	24,203	422.1%
Gross Profit
Service and consulting	6,555	1,232	5,323	432.1%
Service and consulting %	18.0%	17.7%
Total Gross Profit	6,555	1,232	5,323	432.1%
Total Gross Profit %	18.0%	17.7%
Operating expenses:
Selling, general, and administrative expenses	5,074	718	4,356	606.7%
Rent expense – related party	225	12	213	1775.0%
Depreciation and amortization	875	109	766	702.8%
Total operating expenses	6,174	839	5,335	635.9%
Percent of revenues	16.9%	12.0%
Operating income	381	393	(12)	-3.1%
Percent of revenues	1.0%	5.6%
Other expense (income):
Interest income – other	(4)	(1)	(3)	300.0%
Interest expense	363	98	265	270.4%
Other	6	1	5	N/A
Income before income taxes	16	295	(279)	-94.6%
Provision (benefit) for income taxes	(49)	136	(185)	-136.0%
Net income	$65	$159	$(94)	-59.1%
Percent of revenues	0.2%	2.3%

Comparison of Years Ended August 31, 2009 and 2008 — EGS

Revenues — EGS

EGS division’s total revenues increased $29.5 million, or 423.9%, to $36.5 million for the year ended August 31, 2009, compared to $7.0 million for the year ended August 31, 2008. The increase is primarily due to comparing a full year of operations to a shorter stub period in 2008.

Gross Profit — EGS

EGS division’s gross profit increased $5.3 million, or 432.1%, to $6.6 million for the year ended August 31, 2009, compared to $1.2 million for the year ended August 31, 2008. The increase is primarily due to comparing a full year of operations of EGS to a shorter stub period in the year ended August 31, 2008.

Measured as percentages of revenues, our gross profit margin for the EGS division increased to 18.0% of our EGS division’s revenues for the year ended August 31, 2009 from 17.7% for the year ended August 31, 2008. We believe this increase is mainly attributable to higher utilization of our engineering resources.

Selling, General and Administrative Expenses — EGS

EGS division’s selling, general and administrative expenses increased $4.4 million, or 606.7%, to $5.1 million for the year ended August 31, 2009, compared to $718,000 for the year ended August 31, 2008. The increase is primarily due to comparing a full year of operations of EGS to a shorter stub period in the year ended August 31, 2008.

Rent Expense-Related Party — EGS

We occupy approximately 20,000 square feet of office space in Fremont, CA. This space is leased from the spouse of the President of eBAS/Aveeva. The lease term is for 3 years with monthly base rent of $20,000. In March 2009, we subleased portion of the building for a monthly rent of $3,000 on month-to-month basis to reduce costs. During the year ended August 31, 2009 and 2008, we recorded $225,000 and $12,000 in expense under this lease.

Management believes the lease noted above is being leased at a rate consistent with the market rate.

Depreciation and Amortization — EGS

EGS division’s depreciation and amortization expense increased $766,000, or 702.8%, to $875,000 for the year ended August 31, 2009, compared to $109,000 for the year ended August 31, 2008. The increase is primarily due to comparing a full year of operations of EGS to a shorter stub period in the year ended August 31, 2008.

As of August 31, 2009, intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4.2 million less accumulated amortization of $820,000, and the estimated value ascribed to non-competes of $370,000 less accumulated amortization of $86,000. As of August 31, 2008 intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4.2 million less accumulated amortization of $95,000, and the estimated value ascribed to non-compete of $370,000 less accumulated amortization of $12,000. The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 9 years and noncompete covenants and trademarks are being amortized on a straight-line basis over 5 years. Amortization expense for the EGS division was $798,000 for the year ended August 31, 2009, and $107,000 for the period from March 20, 2008 through August 31, 2008.

Operating Income — EGS

Operating income for our EGS division for the year ended August 31, 2009 decreased by 3.0%, or $12,000, to $381,000, compared to operating income of $393,000 for the year ended August 31, 2008. During fiscal year 2009, we paid $933,000 in retention bonuses to certain management and business development management of EGS division, which decreased our operating income during the year ended August 31, 2009.

Interest Expense — EGS

Interest expense for our EGS division for the year ended August 31, 2009 increased by 270.4%, or $265,000, to $363,000, compared to interest expense of $98,000 for the year ended August 31, 2008. The increase is primarily due to incurring a full year of interest expense associated with debt from the credit facility and 8% subordinated note payable incurred in connection with the acquisition of Luceo.

Provision for Income Taxes — EGS

We recorded an income tax benefit of $49,000 for the year ended August 31, 2009 as compared to income tax expense of $136,000 for the year ended August 31, 2008. The income tax benefit in the year ended August 31, 2009 was primarily the result of over accruals of income tax expense in the year ended August 31, 2008 that offset income tax expense in the year ended August 31, 2009.

Recently Issued Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The standard was effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008. The FASB, on February 12, 2008, issued FASB Staff Position (“FSP”) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements from the scope of SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards. The standard was effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008. The adoption of SFAS No. 159 did not have any impact on the Company’s financial statements, since the Company did not adopt the fair value option for financial assets and liabilities.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51, (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the Company’s fiscal 2010, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. The Company does not currently expect that the adoption of this pronouncement will have any effect on its financial statements since all of its existing subsidiaries are wholly-owned.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. The provisions of SFAS 141(R) are effective for our business combinations occurring on or after September 1, 2009.

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The pronouncement provides, (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is required to be adopted prospectively and was effective for interim or annual periods ending after June 15, 2009. We adopted SFAS No. 165 for the quarter ending August 31, 2009. The adoption of SFAS No. 165 did not have a material effect of our cash flows, results of operations or financial condition. Management has evaluated subsequent events through November 25, 2009, the date on which financial statements were issued.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles (“GAAP”) in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption will not have a material impact on our financial statements.

Liquidity and Capital Resources

Cash at August 31, 2009 of $1.7 million represented a decrease of $312,000 from cash of $2.0 million at August 31, 2008. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit. Borrowings under our line of credit at August 31, 2009 increased to $9.0 million from $8.5 million at August 31, 2008. As of August 31, 2009, our net working capital (defined as the excess of our current assets over our current liabilities) was $431,000 higher than it was at August 31 2008. The increase in working capital is primarily attributable to net cash provided by operating activities of $4.1 million for the year ended August 31, 2009, which was offset by the acquisition of KOAN-IT on February 12, 2009 and acquisition of certain assets of EMS on May 12, 2009. The purchase price for the acquisition of KOAN-IT, consisting of cash at closing including capitalized professional fees less the amount of cash acquired amounted to $896,000, which was funded through borrowings under the Credit Facility and the issuance of a subordinated promissory notes in an aggregate principal amount of $458,000 which is payable on the 12 month anniversary of the closing. The purchase price for the acquisition of certain assets of EMS consisted of $150,000 cash at closing. Additionally, the Company capitalized professional fees of $108,000 that were associated with the acquisition. The acquisition was funded through borrowings under the credit facility with the Lender described below. Additionally, we paid approximately $2.8 million in principal payments on various notes payable to related-parties on April 16, 2009 and March 2009 (footnote 8). We funded these payments from borrowing under the credit facility described below.

In December 2006, the Company, Emtec NJ, Emtec LLC, and Emtec Federal (collectively, the “Borrower”), entered into a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender provides the Borrower with a revolving credit loan and floor plan loan (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender, minus a $5.0 million reserve. In August 2008, the Lender eliminated the requirement of $5.0 million reserve from the calculation of eligible accounts receivable plus 100% of unsold inventory financed by the Lender. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility.

To secure the payment of the obligations under the Credit Facility, the Borrower granted the Lender a security interest in all of Borrower’s assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letters of credit rights, and proceeds from all judgments, claims and insurance policies.

On December 5, 2008, the Borrower entered into a First Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “First Amendment”) with the Lender, pursuant to which the Lender extended the term of the loans issued to the Borrower under the Credit Facility from December 7, 2008 until December 7, 2010 and made certain other amendments to the Loan and Security Agreement, including the following:

•	The First Amendment changed the base rate of interest to the three month (90 day) LIBOR rate from the previous base rate of the “Prime Rate.”
•	The First Amendment changed the interest rate for revolving credit loans to the base rate plus 3.25% from the previous interest rate for revolving credit loans which was base rate minus 0.5%, and changed the interest rate for floorplan loans, if applicable, to 6.25% in excess of the base rate from the previous interest rate for floorplan loans of 2.5% in excess of the base rate.
•	The First Amendment amended the Schedule to provide that the Borrowers must pay the Lender a floorplan annual volume commitment fee if the aggregate amount of all floorplan loans does not equal or exceed $60.0 million in a 12 month period from December 1st through November 30th. The floorplan commitment fee is equal to the amount that the floorplan usage during such 12 month period is less than $60.0 million multiplied by 1%. If the Borrower terminates the Credit Facility during a 12 month period, the Borrower shall be required to pay the Lender a prorated portion of the annual volume commitment fee.

In addition by executing the First Amendment, Emtec Global, Luceo, eBAS and Aveeva each joined the Credit Facility as a Borrower and granted the Lender, a security interest in all of all of their respective interests in certain of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and proceeds from all judgments, claims and insurance policies. Emtec Global pledged 100% of the outstanding shares of its domestic subsidiaries, eBAS and Luceo, and Emtec Global and Aveeva pledged 65% in the aggregate of the outstanding shares of Aviance Software (India) Pvt. Ltd., an Indian company.

In addition, the Lender and Avnet, Inc., one of our trade creditors, entered into an inter-creditor agreement in which the Lender agreed to give Avnet a first lien position on all future unbilled service maintenance billings and which provides that, as regards to Avnet, all debt obligations to the Lender are accorded priority.

As of August 31, 2009, we had an outstanding balance of $9.0 million under the revolving portion of the Credit Facility and $5.4 million of outstanding (included in the Company’s accounts payable) balances plus $321,000 in open approvals under the floor plan portion of the Credit Facility. As of August 31, 2009, we had net availability of $11.9 million under the revolving portion of the Credit Facility and net availability of $5.4 million under the floor plan portion of the Credit Facility.

As of August 31, 2009, the Company determined that it was in compliance with its financial covenants under the Credit Facility.

As of August 31, 2009, we had open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $43.7 million with outstanding principal of approximately $15.8 million. Under these lines, we are typically obligated to pay each invoice within 30 – 45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations, and financial condition.

Capital expenditures of approximately $1.0 million during the year ended August 31, 2009 related primarily to the purchase and implementation of the voice over internet provider (VOIP) phone system, purchase of computer equipment for internal use, purchase of a document management system and software costs to upgrade various modules of our accounting systems. We anticipate our total capital expenditures for our fiscal year ending August 31, 2010 will be approximately $1.5 million, of which approximately $1.0 million will be for the upgrade of our organizational computer system and the remaining $500,000 will primarily be for the purchase of computer equipment for internal use, furniture, delivery trucks and leasehold improvements.

The following are our long-term contractual obligations for leases, debt and other long-term liabilities as of August 31, 2009.

	Payments Due by Period:
Contractual Obligations:	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
	(In Thousands)
Long-Term Debt Obligations	$1,213	$1,213	$—	$—	$—
Operating Lease Obligations	2,132	859	781	492	—
Total	$3,345	$2,072	$781	$492	$—

We anticipate that our primary sources of liquidity in fiscal year 2010 will be cash generated from operations, trade vendor credit and cash available to us under our Credit Facility. Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues. Any loss of clients, whether due to price competition or technological advances, will have an adverse affect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Risk Factors.”

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

Product revenue represents sales of computer hardware and pre-packaged software. These arrangements often include software installations, configurations and imaging, along with delivery and set-up of hardware. We follow the criteria contained in EITF 00-21 and Staff Accounting Bulletin 104 (“SAB 104”) in recognizing revenue associated with these transactions. We perform software installations, configurations and imaging services at our locations prior to the delivery of the product. Some client arrangements include “set-up” services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at client workstations by plugging in all necessary connections. This service is usually performed the same day as delivery. Revenue is recognized on the date of acceptance, except as follows:

•	In some instances, the “set-up” service is performed after date of delivery. We recognize revenue for the “hardware” component at date of delivery when the amount of revenue allocable to this component is not contingent upon the completion of “set-up” services and, therefore, our client has agreed that the transaction is complete as to the “hardware” component. In instances where our client does not accept delivery until “set-up” services are completed, we defer all revenue in the transaction until client acceptance occurs.
•	There are occasions when a client requests a transaction on a “bill & hold” basis. We follow the SAB 104 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of SAB 104 are met. We do not modify our normal billing and credit terms for these clients. The client is invoiced at the date of revenue recognition when all of the criteria have been met. As of August 31, 2009 and 2008, we did not have any bill & hold transactions.

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

We recognize revenue from sale arrangements that contain both procurement revenue and services and consulting revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” based on the relative fair value of the individual components. The relative fair value of individual components is based on historical sales of the components sold separately.

Revenues from the sale of third party manufacturer warranties and manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the client are recognized immediately on their contract sale date. Manufacturer support service contracts contain cancellation privileges that allow our clients to terminate a contract with 90 days’ written notice. In this event, the client is entitled to a pro-rated refund based on the remaining term of the contract, and we would owe the manufacturer a pro-rated refund of the cost of the contract. However, we have experienced no client cancellations of any significance during our most recent 3-year history and we do not expect cancellations of any significance in the future. As the Company is not obligated to perform these services, we determined it is more appropriate to recognize the net amount of the revenue and related payments as net revenue at the time of sale, pursuant to the guidelines of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Service and consulting revenue includes time billings based upon billable hours charged to clients, fixed price short-term projects, and hardware maintenance contracts. These contracts generally are task specific and do not involve multiple deliverables. Revenues from time billings are recognized as services are delivered. Revenues from short-term fixed price projects are recognized using the proportionate performance method by determining the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to perform the project because this is the most readily reliable measure of output. Revenues from hardware maintenance contracts are recognized ratably over the contract period.

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

Goodwill and Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has set an annual impairment testing date of June 1. The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of June 1. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

Intangible assets at August 31, 2009 and August 31, 2008 consisted of the value ascribed to customer relationships and noncompete covenants. The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 15 years and five years for noncompete covenants. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are required to be disclosed pursuant to the Securities Exchange Act regulations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Emtec, Inc.
Marlton, New Jersey

We have audited the accompanying consolidated balance sheets of Emtec, Inc. and Subsidiaries (the “Company”) as of August 31, 2009 and 2008, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the two years in the period ended August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emtec, Inc. and Subsidiaries as of August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Emtec, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2009, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

Blue Bell, Pennsylvania
November 25, 2009

EMTEC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share and Share Data)

	August 31, 2009	August 31, 2008
ASSETS
Current Assets
Cash	$1,713	$2,025
Receivables:
Trade, less allowance for doubtful accounts	29,463	32,179
Others	2,184	2,286
Inventories, net	4,410	660
Prepaid expenses and other	2,184	1,007
Deferred tax asset – current	680	900
Total current assets	40,634	39,057
Property and equipment, net	1,390	1,108
Intangible assets, net	11,235	11,315
Goodwill	11,424	10,698
Deferred tax asset – long term	459	172
Other assets	131	124
Total assets	$65,273	$62,474
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Line of credit	$9,035	$8,583
Accounts payable	25,390	24,824
Current portion of long term debt – related party	1,213	2,811
Income taxes payable	590	315
Accrued liabilities	6,723	5,420
Due to former stockholders	—	631
Deferred revenue	2,103	1,323
Total current liabilities	45,054	43,907
Deferred tax liability – long term	2,816	2,299
Accrued liabilities	180	343
Long term debt – related party	—	755
Total liabilities	48,050	47,304
Commitments and contingencies (Note 14)
Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized; 18,059,679 and 17,714,180 shares issued and 15,195,090 and 14,849,591, outstanding at August 31, 2009 and 2008, respectively	181	177
Additional paid-in capital	20,794	20,636
Retained earnings (accumulated deficit)	1,671	(47)
Accumulative other comprehensive income	173	—
	22,819	20,766
Less: treasury stock, at cost, 2,864,589 shares	(5,596)	(5,596)
Total stockholders' equity	17,223	15,170
Total liabilities and stockholders' equity	$65,273	$62,474

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except per Share and Share Data)

	For the Years Ended August 31,
	2009	2008
Revenues
Procurement services	$168,020	$190,596
Service and consulting	55,823	20,560
Total Revenues	223,843	211,156
Cost of Sales
Cost of procurement services	149,631	168,850
Service and consulting	41,316	15,370
Total Cost of Sales	190,947	184,220
Gross Profit
Procurement services	18,389	21,746
Service and consulting	14,507	5,190
Total Gross Profit	32,896	26,936
Operating expenses:
Selling, general, and administrative expenses	25,883	21,892
Rent expense – related parties	611	377
Depreciation and amortization	2,320	1,336
Total operating expenses	28,814	23,605
Operating income	4,082	3,331
Other expense (income):
Interest income – other	(16)	(89)
Interest expense	1,117	998
Other expense	30	1
Income before income taxes	2,951	2,421
Provision for income taxes	1,233	1,100
Net income	$1,718	$1,321
Net income per common share
Basic and Diluted	$0.12	$0.09
Weighted Average Shares Outstanding
Basic	14,629,231	14,519,049
Diluted	14,845,217	14,664,955

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended August 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$1,718	$1,321
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization	806	649
Amortization related to intangible assets	1,514	687
Deferred income taxes (benefit)	(305)	158
Stock-based compensation	161	292
Indemnification of professional fees	(270)	—
Changes in Operating Assets and Liabilities
Receivables	3,653	5,105
Inventories	(3,750)	4,362
Prepaid expenses and other assets	(517)	849
Accounts payable	(7)	(3,299)
Income taxes payable	307	(304)
Accrued liabilities	1,096	(2,567)
Deferred revenue	(215)	(39)
Net Cash Provided by Operating Activities	4,191	7,214
Cash Flows From Investing Activities
Purchases of property and equipment	(1,011)	(310)
Acquisition of businesses, net of cash acquired	(1,342)	(8,735)
Net Cash Used In Investing Activities	(2,353)	(9,045)
Cash Flows from Financing Activities
Net increase (decrease) in line of credit	452	2,736
Decrease in restricted cash	—	150
Repayment of debt	(2,811)	(1,281)
Net Cash Provided by (Used in) Financing Activities	(2,359)	1,605
Effect of rate changes on cash	209	—
Net (decrease) in Cash	(312)	(226)
Beginning Cash	2,025	2,251
Ending Cash	$1,713	$2,025
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$879	$1,334
Interest	$922	$1,540
Supplemental Schedule of Non Cash Investing and Financing Activities
Indemnification receivable due from former shareholders settled by the amounts due to former shareholders	$631	—
Note payable issued, acquisition of Capital Stock of Luceo	$—	$820
Note payable issued, acquisition of Capital Stock of KOAN-IT	$458	—

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended August 31, 2009 and 2008
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock, at Cost	Total Stockholders' Equity
	Shares	Amount
Balance at August 31, 2007	17,249,875	$172	$20,349	$(1,235)	$—	$(5,596)	$13,689
Stock-based compensation	464,305	5	287	—	—	—	292
Adoption of FIN 48 – September 1, 2007	—	—	—	(133)	—	—	(133)
Net income	—	—	—	1,321	—	—	1,321
Balance at August 31, 2008	17,714,180	177	20,636	(47)	—	(5,596)	15,170
Stock-based compensation	345,499	4	158	—	—	—	162
Cumulative translation adjustment	—	—	—	—	173	—	173
Net income	—	—	—	1,718	—	—	1,718
Balance at August 31, 2009	18,059,679	$181	$20,794	$1,671	$173	$(5,596)	$17,223

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Business

Emtec, Inc., a Delaware corporation, (the “Company”) is an information technology (“IT”) systems integrator, providing consulting, services and infrastructure solutions to commercial, federal, education, state and local government clients. The Company’s areas of specific practices include IT consulting, communications, data management, enterprise computing, managed services, business service management solutions, training, storage and data center planning and development. The Company’s client base is comprised of departments of the United States and Canada’s federal, state and local governments, schools and commercial businesses throughout the United States and Canada.

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

On February 12, 2009, the Company acquired through its subsidiary, Emtec Infrastructure Services Corporation (“EIS-US”), all of the outstanding stock of KOAN-IT Corp. headquartered in Ottawa, Canada (“KOAN-IT”) and KOAN-IT (US) Corp. (“KOAN-IT (US)”). KOAN-IT is a consulting firm specializing in business service management methodologies for its clients in Canada and the United States. As of March 1, 2009, KOAN-IT Corp. and 7119747 Canada Inc., a subsidiary of EIS-US, were amalgamated to form Emtec Infrastructure Services Canada Corporation (“EIS-Canada”), which is referred to in this report as KOAN-IT.

On May 12, 2009, the Company acquired, through its subsidiary KOAN-IT (US), certain assets of Enterprise Management Solutions, Inc. (“EMS”), a company under Chapter 11 bankruptcy protection in the Middle District of Florida. Prior to the acquisition, EMS was a consulting firm, headquartered in Clearwater, Florida, specializing in business service management methodologies for its clients throughout the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Emtec, Inc., a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly-owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), Emtec Global Services, Emtec Global Services’ wholly-owned subsidiaries Luceo, eBAS, Aveeva and Aveeva’s subsidiary Aviance, EIS-US and EIS-US’s wholly-owned subsidiaries KOAN-IT and KOAN-IT (US). Significant intercompany account balances and transactions have been eliminated in consolidation.

Segment Reporting

With the acquisitions of Luceo, eBAS, Aveeva, KOAN-IT and certain asset of EMS, the Company divides its operating activity into two operating segments for reporting purposes: Emtec Infrastructure Services Division (“EIS”) and Emtec Global Services Division (“EGS”). EIS consists of the Company’s historical business (“Systems Division”) which includes Emtec NJ, Emtec LLC, Emtec Federal and the business service management solutions offered by KOAN-IT and KOAN-IT(US). EGS is the Company’s enterprise applications

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

services solutions and training business including Luceo, eBAS and Aveeva. Further, the Company has determined that it has four reporting units under SFAS 142: Systems Division, KOAN-IT, Luceo and eBAS/Aveeva.

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

Concentration of Credit Risk, Significant Clients and Trade Receivables

The Company typically maintains cash at major financial institutions. At times throughout the year, bank account balances exceed FDIC insurance limits ($250,000 per account).

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of trade receivables. The Company’s revenues, by client type, consist of the following (in thousands):

	For the Years Ended
	August 31, 2009		August 31, 2008
Departments of the U.S. Government	$85,044	38.0%	$110,069	52.1%
Canada Government Agencies	771	0.3%	—	0.0%
State and Local Governments	7,333	3.3%	11,444	5.4%
Commercial Companies	65,595	29.3%	56,886	27.0%
Education and other	65,100	29.1%	32,757	15.5%
Total Revenues	$223,843	100.0%	$211,156	100.0%

Sales to one of the school districts in Georgia accounted for approximately $44.2 million or 19.8% and $21.5 million or 10.2% of the Company’s total revenues for years ended August 31, 2009 and 2008, respectively.

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

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Fair Value of Financial Instruments

The carrying amounts of trade receivables, other receivables, accounts payable, accrued expenses and client deposits approximate fair value because of their short-term nature. The carrying amount of the Credit Facility and the carrying value of other long-term debt approximate its fair value due to the proximity of its maturity date.

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

Product revenue represents sales of computer hardware and pre-packaged software. These arrangements often include software installations, configurations and imaging, along with delivery and set-up of hardware. We follow the criteria contained in EITF 00-21 and Staff Accounting Bulletin 104 (“SAB 104”) in recognizing revenue associated with these transactions. We perform software installations, configurations and imaging services at our locations prior to the delivery of the product. Some client arrangements include “set-up” services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at client workstations by plugging in all necessary connections. This service is usually performed the same day as delivery. Revenue is recognized on the date of acceptance, except as follows:

•	In some instances, the “set-up” service is performed after date of delivery. We recognize revenue for the “hardware” component at date of delivery when the amount of revenue allocable to this component is not contingent upon the completion of “set-up” services and, therefore, our client has agreed that the transaction is complete as to the “hardware” component. In instances where our client does not accept delivery until “set-up” services are completed, we defer all revenue in the transaction until client acceptance occurs.
•	There are occasions when a client requests a transaction on a “bill & hold” basis. We follow the SAB 104 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of SAB 104 are met. We do not modify our normal billing and credit terms for these clients. The client is invoiced at the date of revenue recognition when all of the criteria have been met. As of August 31, 2009 and 2008, we did not have any bill & hold transactions.

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

We recognize revenue from sale arrangements that contain both procurement revenue and services and consulting revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” based on the relative fair value of the individual components. The relative fair value of individual components is based on historical sales of the components sold separately.

Revenues from the sale of third party manufacturer warranties and manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the client are recognized immediately on their contract sale date. Manufacturer support service contracts contain cancellation privileges that allow our clients to terminate a contract with 90 days’ written notice. In this event, the client is entitled to

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

a pro-rated refund based on the remaining term of the contract, and we would owe the manufacturer a pro-rated refund of the cost of the contract. However, we have experienced no client cancellations of any significance during our most recent 3-year history and we do not expect cancellations of any significance in the future. As the Company is not obligated to perform these services, we determined it is more appropriate to recognize the net amount of the revenue and related payments as net revenue at the time of sale, pursuant to the guidelines of EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company recorded approximately $4.0 million and $4.8 million in net revenues for these contracts in the years ended August 31, 2009 and 2008, respectively.

Service and consulting revenue includes time billings based upon billable hours charged to clients, fixed price short-term projects, and hardware maintenance contracts. These contracts generally are task specific and do not involve multiple deliverables. Revenues from time billings are recognized as services are delivered. Revenues from short-term fixed price projects are recognized using the proportionate performance method by determining the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to perform the project because this is the most readily reliable measure of output. Revenues from hardware maintenance contracts are recognized ratably over the contract period.

Rebates

Rebates received on purchased products are recorded in the accompanying consolidated statements of income as a reduction of the cost of revenues, in accordance with Emerging Issues Task Force Abstract No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). At August 31, 2009 and 2008, approximately $2.0 million and $1.4 million, respectively, of rebates receivable were recorded in “Receivable-other” in the accompanying consolidated balance sheets.

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

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has set an annual impairment testing date of June 1. The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of June 1. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The changes in the carrying amount of goodwill for the year ended August 31, 2009 are as follows (in thousands):

Balance at August 31, 2008	$10,698
Increase in goodwill arising from acquisition of KOAN-IT	548
Increase in goodwill arising from acquisition of assets of EMS	273
Foreign currency translation effect of Canadian goodwill	44
Increase in goodwill arising from FIN 48 adjustment to eBAS/Aveeva purchase accounting	23
Reduction in goodwill arising from settlement of tax uncertainties associated with April 16, 2004 merger	(162)
Balance at August 31, 2009	$11,424

Based on the income (discounted cash flows) and market-based (guideline company method) valuation approaches, there was no goodwill impairment for the Company’s reporting units consisting of; Systems Division, KOAN-IT, Luceo and eBAS/Aveeva, at June 1, 2009. At August 31, 2009, Emtec's market capitalization was less than its total stockholders' equity, which is one factor the Company considered when determining whether goodwill should be tested for impairment between annual tests. Our stock does not trade frequently and thus management believes the inherent value of the Company has not been reflective of the current or historical valuation of the Company. While we are taking steps to improve our operating performance and grow our company we cannot guarantee that the market price will reflect the true value of the stock. Our stock could also be subject to extraordinary volatility. The Company does not currently believe that the reduced market capitalization represents a goodwill impairment indicator as of August 31, 2009, however, if current market conditions persist and the Company’s estimated value under the income and market-based approaches is effected, then it is possible that the Company may have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

At August 31, 2009 and 2008, the components of identifiable intangible assets are as follows (in thousands):

	2009	2008
Customer relationships	$14,098	$12,862
Noncompete agreements	398	370
Trademarks	169	—
	14,665	13,232
Accumulated amortization	(3,430)	(1,917)
	$11,235	$11,315

Customer relationships represent the value ascribed to customer relationships purchased in 2005, the acquisitions of Luceo and eBAS/Aveeva in fiscal 2008 and the acquisition of KOAN-IT in February 2009. The amounts ascribed to customer relationships are being amortized on a straight-line basis over 5 – 15 years.

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

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Amortization expense was $1.5 million and $687,000 for the years ended August 31, 2009 and 2008, respectively. We currently expect future amortization for the next four years ending August 31, 2010 through 2013 will be approximately $1.6 million per year and for the fiscal year ending 2014 will be approximately $937,000.

Long-lived assets, including customer relationships and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition. If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset. No impairment of long-lived assets occurred during the fiscal years ended 2009 and 2008.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1.1 million and $1.2 million for the years ended August 31, 2009 and 2008, respectively. Advertising expense is included in selling, general and administrative expenses in the consolidated statements of income. We receive marketing development funds from various manufacturers, which are also included as a reduction in selling, general and administrative expense.

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

On September 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. As a result of the implementation of FIN 48 on September 1, 2007, the Company recorded a liability for unrecognized tax obligations of $540,000. In accordance with FIN 48, the cumulative effect of the change in accounting principle was required to be treated as an adjustment to opening retained earnings. The Company’s adoption of FIN 48 resulted in a decrease in retained earnings of $133,000. Subsequent to the initial adoption of FIN 48, our policy is to recognize interest and penalty expense associated with uncertain tax positions as a component of income tax expense in the consolidated statements of operations. During the year ended August 31, 2008, the Company recorded interest associated with uncertain tax positions in the amount of $46,000, as an increase to current income tax expense. The total liability for unrecognized tax positions increased to $693,000 as of August 31, 2008. A significant portion of this liability related to an ongoing IRS tax audit, which was subsequently settled in October 2008.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

In October 2008, the Company settled the August 2003 and April 2004 tax audits of Emtec-Federal formerly known as Westwood Computer Corporation (“Westwood”), with the Appeals Office of the IRS. The settlement agreement resulted in an additional federal income tax payment of $145,000 which included interest of $41,000. The Company has filed 2003 and 2004 amended New Jersey income tax returns to pay additional New Jersey taxes that resulted from the IRS settlement. The accounting to record the settlements of these pre-merger tax liabilities under FIN 48 resulted in adjustments to goodwill and to deferred tax assets. Since the Westwood merger agreement included indemnification coverage by Westwood’s former stockholders, the Company recorded a receivable, “due from the Westwood former stockholders,” of $631,000. The $631,000 included pre-merger tax liabilities totaling $361,000 plus associated professional fees to defend the Company’s tax positions totaling $270,000. The $361,000 portion of the Company’s indemnity claim was recorded as a reduction to goodwill acquired in the April 2004 Westwood merger. The remaining $270,000 portion was recorded as a reduction to selling, general and administrative expenses during the three months ended November 30, 2008.

The “Due from Westwood former stockholders” receivable was satisfied during October 2008, based on offsetting amounts “due to Westwood former stockholders” totaling $631,000. The amounts “due to Westwood former stockholders” represented funds we held as unclaimed merger consideration.

We conduct business nationally and, as a result, file income tax returns in the U.S federal jurisdiction and various state and local jurisdictions. With a few exceptions, we are no longer subject to federal, state or local income tax examinations for tax returns filed for fiscal years 2005 and prior.

Reconciliation of Liabilities for Unrecognized Tax Benefits for the years ended August 31, 2009 and 2008 (in thousands) are as follows:

Balance at September 1, 2007 (adoption of FIN 48)	$540
Unrecognized tax positions of prior periods:
Increase	1
Decrease	—
Unrecognized tax positions of current year:
Increase	158
Decrease	(6)
Decrease in Unrecognized tax benefits due to settlements	—
Decrease in Unrecognized tax benefits due to lapse of statute of limitations	—
Balance at August 31, 2008	693
Unrecognized tax positions of prior periods:
Increase	—
Decrease	—
Unrecognized tax positions of current year:
Increase	56
Decrease	—
Decrease in Unrecognized tax benefits due to settlements	(547)
Decrease in Unrecognized tax benefits due to lapse of statute of limitations	—
Balance at August 31, 2009	$202

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

	Year Ended August 31, 2009	Year Ended August 31, 2008
Total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$90	$84
Accrued interest and penalties for unrecognized tax benefits	$78	$187
Interest and penalties classified as income tax expense (benefit)	$(25)	$46

Foreign Currency Translation and Other Comprehensive Income

The financial statements of the Company’s foreign subsidiaries are remeasured into U.S. dollars for consolidation and reporting purposes. The functional currency for the Company’s foreign operations is the local currency. Current rates of exchange are used to remeasure assets and liabilities. Adjustments to translate those statements into U.S. dollars are recorded in accumulated other comprehensive income.

The Company’s comprehensive income is presented in the following table (in thousands):

	For the Years Ended
	August 31, 2009	August 31, 2008
Net Income	$1,718	$1,321
Cumulative translation adjustment, net of taxes	173	—
Total comprehensive income	$1,891	$1,321

Earnings per Share

Basic earnings per share amounts are computed by dividing net income available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as end of the period. Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 215,986 and 144,339 shares for the years ended August 31, 2009 and 2008, respectively. In addition outstanding stock warrants to purchase 1,688,354 and 1,649,955 common shares as of August 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share for the years ended August 31, 2009 and 2008, because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Stock-Based Employee Compensation

The Company has a stock-based employee compensation plan which is more fully described in Note 11 — Stock-Based Compensation and Warrants. The Company follows Financial Standards Board (“FASB”) Statement No. 123 Share-Based Payment (Revised 2004) (“SFAS 123R”) to account for stock options. SFAS 123R requires that the Company record compensation expense equal to the fair value of all equity-based compensation over the vesting period of each award. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Recently Issued Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The standard was effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008. The FASB, on February 12, 2008, issued FASB Staff Position (“FSP”) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements from the scope of SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards. The standard was effective for the Company as of the beginning of its first fiscal year beginning after November 15, 2007, or September 1, 2008. The adoption of SFAS No. 159 did not have a any impact on the Company’s financial statements, since the Company did not adopt the fair value option of financial assets and liabilities.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51, (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective as of the beginning of the Company’s fiscal 2010, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. The Company does not currently expect that the adoption of this pronouncement will have any effect on its financial statements since all of its existing subsidiaries are wholly-owned.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed when incurred, and any noncontrolling interest in the acquiree. The provisions of SFAS 141(R) are effective for any business combinations occurring on or after September 1, 2009.

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

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The pronouncement provides, (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is required to be adopted prospectively and was effective for interim or annual periods ending after June 15, 2009. We adopted SFAS No. 165 for the year ended August 31, 2009. The adoption of SFAS No. 165 did not have a material effect of our cash flows, results of operations or financial condition. Management has evaluated subsequent events through November 25, 2009, the date on which financial statements were issued.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption will not have a material impact on our financial statements.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions

Enterprise Management Solutions, Inc.

On May 12, 2009, KOAN-IT (US) acquired certain assets of EMS, a company under Chapter 11 bankruptcy protection in the Middle District of Florida. The purchase price consisted of $150,000 cash at closing. Additionally, the Company capitalized professional fees of $108,000 that were associated with the acquisition of the assets of EMS. The acquisition was funded through borrowings under the Credit Facility with the Lender.

The Company accounted for the acquisition under the purchase method, whereby, amounts were assigned to assets acquired based on their fair values on the date of the acquisition. Management determined the fair value of EMS’ assets on May 12, 2009 were $6,000 (property and equipment), which resulted in an excess purchase price over fair value of assets acquired of $252,000 that was recognized as goodwill.

Unaudited pro forma condensed results of operations are not included in this report because the effect of the acquisition is not material.

KOAN-IT Corp.

On February 12, 2009, EIS Canada, EIS-US, KOAN-IT and the shareholders of KOAN-IT (the “Shareholders”) entered into a Share Purchase Agreement pursuant to which (i) EIS-Canada acquired all of the outstanding stock of KOAN-IT from the Shareholders and (ii) EIS-US acquired all of the outstanding stock of KOAN-IT (US), from KOAN-IT for an aggregate consideration of up to approximately $3.3 million. The purchase price consisted of (i) cash at closing in an aggregate amount equal to $1.2 million (consisting of $1.2 million for the outstanding stock of KOAN-IT and $20,000 for the outstanding stock of KOAN-IT (US)), (ii) unsecured subordinated 6% promissory notes issued to each of the Shareholders in an aggregate principal amount of $408,000 payable in full on the 12 month anniversary of the closing and (iii) the potential right to receive additional cash consideration each year for the next three years on the anniversary of the closing, in the aggregate totaling $1.6 million if certain performance goals are met. The acquisition was funded through borrowings under the Credit Facility with the Lender.

The Company accounted for the acquisition under the purchase method, whereby, amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of KOAN-IT and KOAN-IT (US)’s net assets on February 12, 2009 were $1.1 million, which resulted in an excess purchase price over fair value of net assets acquired of $548,000, which was recognized as goodwill.

The allocation of purchase price by significant component is as follows (in thousands):

Cash	$572
Trade receivable, net	985
Prepaid expenses & other current assets	583
Plant and equipment	70
Customer relationships	1,100
Trademarks	150
Noncompete asset	25
Accounts payable	(463)
Income taxes payable	27
Deferred tax liabilities	(415)
Deferred revenue	(848)
Accrued expenses	(703)
Fair value of net assets acquired	1,083
Purchase price	1,631
Excess purchase price	$548

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

The Company capitalized professional fees of $246,000 that were associated with the acquisition of KOAN-IT and KOAN-IT (US).

Unaudited pro forma condensed results of operations are not included in this report because the effect of the acquisition is not material.

eBusiness Applications Solutions, Inc. and Aveeva, Inc.

On August 13, 2008, EGS, a wholly-owned subsidiary of Emtec, eBAS, Aveeva and Ms. Jessica Chopra (“Ms. Chopra”) entered into a Purchase Agreement, pursuant to which EGS agreed to acquire all of the outstanding stock of eBAS and Aveeva from Ms. Chopra. The purchase price consists of (i) cash at closing in an aggregate amount equal to $7.3 million and (ii) the potential obligation to pay contingent consideration of $1 million each year for three years on the anniversary of the closing if certain performance goals are met. There were no contingent payments of additional cash consideration owed for the first year anniversary of closing.

Unaudited pro forma results of operations as if the acquisition of eBAS/Aveeva had occurred as of September 1, 2007 is presented below.

For the Year Ended August 31, 2008
(In Thousands, Except Share Amounts)
Revenue	$245,064
Income from continuing operations	$1,592
Net income	$1,592
Basic and diluted earning per share	$0.11

The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments. All adjustments were tax effected. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on September 1, 2007 or of future results of operations of the consolidated entities.

Luceo, Inc.

On March 20, 2008, EGS, Luceo and Mr. Sivapatham Natarajan (“Mr. Natarajan”) entered into a Stock Purchase Agreement pursuant to which EGS acquired all of the outstanding stock of Luceo from Mr. Natarajan for the purchase price that consisted of (i) cash at closing in an aggregate amount equal to $1.8 million; (ii) a subordinated promissory note in a principal amount of $820,000 which was payable in two equal installments of $410,000 each on the 12 month and 18 month anniversaries of the closing and (iii) contingent payments of additional cash consideration each year for three years on the anniversary of the closing if certain performance goals are met. During the year ended August 31, 2008, the purchase price was reduced by $68,000 in connection with the working capital adjustment. The first payment on the promissory note was paid on the due date. There were no contingent payments of additional cash consideration owed for the first year anniversary.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions  – (continued)

Unaudited pro forma condensed results of operations are not included in this report because the effect of the acquisition is not material.

4. Trade Receivables and Allowance for Doubtful Accounts

At August 31, 2009 and 2008, trade receivables consisted of the following (in thousands):

	2009	2008
Trade receivables	$29,767	$32,570
Allowance for doubtful accounts	(304)	(391)
Trade receivables, net	$29,463	$32,179

Trade receivables includes $1.5 million and $523,000 of unbilled revenue as of August 31, 2009 and 2008, respectively.

Sales to one of the school districts in Georgia accounted for approximately $44.2 million or 19.8% and $21.5 million or 10.2% of the Company’s total revenues for years ended August 31, 2009 and 2008, respectively.

Trade receivables due from school districts in Georgia and Florida and one of the departments of U.S. Government accounted for approximately 18.0%, 14.0% and 11.0%, respectively, of the Company’s trade receivables as of August 31, 2009. The same clients accounted for approximately 9.0%, 1.0% and 1.0%, respectively of the Company’s trade receivable as of August 31, 2008.

An analysis of the allowance for doubtful accounts for years ended August 31 is as follows (in thousands):

	2009	2008
Balance, beginning of year	$391	$391
Provision for doubtful accounts	371	—
Charge-offs	(458)	—
Recoveries	—	—
Balance, end of year	$304	$391

5. Inventories

Inventories are stated at the lower of average cost or market. Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies. At August 31, 2009 and 2008, inventories consisted of the following (in thousands):

	2009	2008
Hardware, software, accessories and parts	$4,638	$902
Inventory reserve	(228)	(242)
Net inventories	$4,410	$660

At August 31, 2009, net inventories increased from August 31, 2008 primarily due to timing of various computer roll-out projects for various federal agencies, for which we have purchase orders from these entities.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment

At August 31, 2009 and 2008, property and equipment consisted of the following (in thousands):

	2009	2008	Estimated Life Years
Leasehold improvements	$507	$412	2 to 5
Computer equipment	2,128	1,344	3 to 5
Furniture and fixtures	212	178	3 to 5
Automobiles	119	113	3 to 5
Software	965	790	3
	3,931	2,837
Less accumulated depreciation	(2,541)	(1,729)
Property and Equipment, Net	$1,390	$1,108

Depreciation expense was $812,000 and $648,000 for the years ended August 31, 2009 and 2008, respectively.

7. Line of Credit

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

On December 5, 2008, the Borrower entered into a First Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “First Amendment”) with the Lender, pursuant to which the Lender extended the term of the loans issued to the Borrower under the Loan and Security Agreement from December 7, 2008 until December 7, 2010 and made certain other amendments to the Loan and Security Agreement, including the following:

•	The First Amendment changed the base rate of interest to the three month (90 day) LIBOR rate from the previous base rate of the “Prime Rate.”
•	The First Amendment changed the interest rate for revolving credit loans to the base rate plus 3.25% from the previous interest rate for revolving credit loans which was the base rate minus 0.5%, and changed the interest rate for floorplan loans, if applicable, to 6.25% in excess of the base rate from the previous interest rate for floorplan loans of 2.5% in excess of the base rate.
•	The First Amendment amended the Schedule to provide that the Borrower must pay the Lender a floorplan annual volume commitment fee if the aggregate amount of all floorplan loans does not equal or exceed $60.0 million in a 12 month period from December 1st through November 30th. The floorplan commitment fee is equal to the amount that the floorplan usage during such 12 month period is less than $60.0 million multiplied by 1%. If the Borrower terminates the Credit Facility during a 12 month period, the Borrower shall be required to pay the Lender a prorated portion of the annual volume commitment fee. For the period from December 1, 2008 through August 31, 2009, the Company’s floorplan volume was approximately $17.0 million. The Company accrued $280,000 in commitment fees as interest expense on the consolidated statements of income for the year ended August 31, 2009.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Line of Credit  – (continued)

In addition by executing the First Amendment, Emtec Global, Luceo, eBAS and Aveeva each joined the Credit Facility as a Borrower and granted the Lender a security interest in all of their respective interests in certain of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and proceeds from all judgments, claims and insurance policies. Emtec Global pledged 100% of the outstanding shares of its domestic subsidiaries, eBAS and Luceo, and Emtec Global and Aveeva pledged 65% in the aggregate of the outstanding shares of Aviance Software (India) Pvt. Ltd., an Indian company.

The Company had balances of $9.0 million and $8.6 million outstanding under the revolving portion of the Credit Facility, and balances of $5.4 million and $2.1 million (included in the Company’s accounts payable) outstanding plus $321,000 and $445,000 in open approvals under the floor plan portion of the Credit Facility at August 31, 2009 and 2008, respectively. Net availability was $11.9 million and $14.4 million under the revolving portion of the Credit Facility, and additionally $5.4 million and $6.5 million was available under the floor plan portion of the Credit Facility as of August 31, 2009 and 2008, respectively.

As of August 31, 2009, the Company determined that it was in compliance with its financial covenants under the Credit Facility.

8. Long-Term Debt

At August 31, 2009 and 2008, the Company’s long-term debt consisted of the following (in thousands):

	2009	2008
8% junior subordinated notes payable to Darr Westwood LLC	$—	$1,103
Subordinate note payable to Darr Westwood LLC	—	232
Subordinate note payable to Four Kings Management	—	390
5% subordinated note payable to Mr. Keith Grabel	—	200
5% subordinated note payable to Ms. Mary Margaret Grabel	—	193
5% subordinated note payable to DARR Global Holdings, Inc.	345	628
8% subordinated note payable to Mr. Siva Natarajan	410	820
6% subordinated note payable to Former Shareholders of KOAN-IT	458	—
Total debt	1,213	3,566
Less current portion	(1,213)	(2,811)
Long-term debt, net of current portion	$—	$755

9. Accrued Liabilities

At August 31, 2009 and 2008, accrued liabilities consisted of the following (in thousands):

	2009	2008
Accrued payroll	$2,559	$2,385
Accrued commissions	586	731
Accrued state sales taxes	74	98
Accrued third-party service fees	72	108
Other accrued expenses	3,432	2,098
	$6,723	$5,420

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

Income tax expense for the years ended August 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Income Tax Expense (Benefit):
Current expense:
Federal	$763	$522
State and other	508	328
Domestic-U.S.	1,271	850
Foreign	—	—
Total Current Expense	1,271	850
Deferred expense (benefit):
Federal	225	330
State and other	(204)	(80)
Domestic-U.S.	21	250
Foreign	(59)	—
Total Deferred (Benefit) Expense	(38)	250
Income Tax Expense	$1,233	$1,100

A reconciliation of the federal statutory provision to the provision for financial reporting purposes for the years ended August 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Statutory federal tax provision	$1,004	$824
State income taxes, net of federal	172	163
FIN 48 settlements (net)	(40)	33
Stock compensation tax benefit adjustment	31	11
Prior year accrual adjustments	(42)	—
Other permanent differences	108	69
Provision for income taxes	$1,233	$1,100

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes  – (continued)

The tax effects of temporary differences that give rise to significant portions net of deferred tax assets and deferred tax liabilities at August 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Trade receivables	$92	$59
Inventories	200	236
Accrued liabilities	216	418
Deferred revenue	156	372
Property and equipment	—	69
Notes Payable – Officers	129	389
Stock Option/Restricted Stock Plan	236	246
Loss carryforwards and other	475	146
	1,504	1,935
Deferred tax liabilities:
Property and equipment	(63)	—
Customer relationships	(3,098)	(3,148)
Goodwill	(20)	(14)
	(3,181)	(3,162)
Net Deferred tax liability	$(1,677)	$(1,227)

At August 31, 2009 and 2008, the net deferred tax asset (liability) is reflected as follows (in thousands):

	2009	2008
Deferred tax asset – current	$680	$900
Deferred tax asset – long term	459	172
Deferred tax liability	(2,816)	(2,299)
Net Deferred tax liability	$(1,677)	$(1,227)

Our subsidiary, Emtec Federal, has state tax loss carryforwards approximating $6.4 million that expire in varying amounts after the August 2014 fiscal year. At August 31, 2009, noncurrent deferred tax assets attributable to Emtec Federal state tax loss carryforwards amounted to $335,000.

11. Stock-Based Compensation and Warrants

Stock Options

An amendment to the Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the Company’s stockholders on February 2, 2009. The 2006 Plan authorizes the granting of stock options to directors and eligible employees. The amendment increased the aggregate number of shares of Common Stock available under the 2006 Plan from 1,400,000 shares to 2,543,207 shares eligible for issuance at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of stockholders owning more than 10% of the Company’s common stock). Options under the 2006 Plan have terms from 7 to 10 years and certain options vest immediately and others through a term up to 4 years.

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

A summary of stock options for the year ended August 31, 2009 is as follows:

For the Year Ended August 31, 2009	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value*
Options Outstanding – September 1, 2008	386,500	$1.17
Options Granted	45,000	$0.53
Options Exercised	—
Options Forfeited or Expired	(72,000)	$0.90
Options Outstanding – August 31, 2009	359,500	$1.15	5.74 years	$6,850
Options Exercisable – August 31, 2009	285,710	$1.12	5.82 years	$6,850

*	Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the year ended August 31, 2009.

There were 45,000 and 32,500 stock options issued during the years ended August 31, 2009 and 2008, respectively. The following assumptions were used to value stock options issued during each of the years August 31, 2009 and 2008:

	2009	2008
Weighted-Average Fair Value	$0.45	$0.53
Assumptions
Expected Volatility	106% – 129%	100% – 101%
Expected Term	5 years	4.75 – 5 years
Expected Forfeiture Rate	0%	0%
Dividend Yield	0%	0%
Risk-Free Interest Rate	1.89% – 2.36%	3.21% – 3.34%

Non-Vested Stock (Restricted Stock)

The following table summarizes the Company’s restricted stock activity during the year ended August 31, 2009:

For the Year Ended August 31, 2009	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested – September 1, 2008	330,542	$1.24
Granted	489,902	$0.47
Vested	(110,182)	$1.24	$46,218	(a)
Forfeited	(144,403)	—
Nonvested – August 31, 2009	565,859	$0.72	$509,273	(b)

(a)	The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock-Based Compensation and Warrants  – (continued)

(b)	The aggregate fair value of the nonvested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of August 31, 2009 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The fair value of these shares was determined based upon the quoted closing price of the Company’s stock on the Over-the-Counter Bulletin Board on the grant date. The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the date of grant over the vesting period on a straight-line basis.

Stock Options and Non-Vested Stock

Stock-based compensation costs related to the 2006 Plan totaled $162,000 and $292,000 during the fiscal years ended 2009 and 2008, respectively. As of August 31, 2009, the Company had recognized a total of $876,000 in compensation costs and had $190,000 of unrecognized compensation cost related to these instruments. The cost is expected to be recognized over a remaining period of 3 years.

Warrants

On August 5, 2005, the Company issued certain stockholders stock warrants that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of then total issued and outstanding shares of the Company’s common stock, measured on a post-exercise basis, at any date during the 5-year term of the warrants, which ends August 5, 2010. The aggregate exercise price of these warrants is fixed at $3.7 million. The exercise price per warrant will vary based upon the number of shares issuable under the warrants. The number of shares issuable under the warrants totaled 1,688,354 and 1,649,955 shares, with an exercise price of $2.19 and $2.24 per share, as of August 31, 2009 and 2008, respectively. The outstanding warrants were anti-dilutive for the years ended August 31, 2009 and 2008 because the exercise price was greater than the average market price of the Company’s common shares.

12. Retirement Plan

The Company maintains Employees’ 401(k) Investment Plans (the “Plans”), savings and investment plans intended to be qualified under Section 401 of the IRS. The Plans cover the majority of the employees of the Company. The Company makes contributions to certain plans based on a participant’s contribution. The Company’s 401(k) match expense totaled $167,000 and $150,000 for the years ended August 31, 2009 and 2008, respectively. The expense is included in selling, general and administrative expenses in the consolidated statements of income.

13. Related Party Transactions

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by a director and an officer of the Company and their related family members. During the years ended August 31, 2009 and 2008, the Company recorded expense under this lease totaling $189,000 and $180,000, respectively. The facilities consist of office and warehouse space totaling 42,480 square feet located in Springfield, New Jersey.

The Company is occupying approximately 26,000 square feet of office and warehouse space in a 70,000 square-foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which a certain officer of the Company is a passive investor with an approximately 10% equity interest. The lease term is for 5 years, with monthly base rent of $16,000. During the years ended August 31, 2009 and 2008, the Company recorded expense under this lease totaling $197,000 and $185,000, respectively.

In conjunction with the acquisition of eBAS/Aveeva, the Company entered into a lease for approximately 20,000 square feet of office space in Fremont, California. This space is leased from the spouse of an officer of eBAS/Aveeva. The lease term is through August 31, 2011 with a monthly rent of $20,000. In March 2009, the

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related Party Transactions  – (continued)

Company subleased portion of the building for a monthly rent of $3,000 on a month-to-month basis. Rent expense was $225,000 for year ended August 31, 2009 and $12,000 for the period August 13, 2008 through August 31, 2008.

Management believes the lease payments are at or below market rate for similar facilities for the leases noted above.

EgisNova Corp. is an IT staffing company, owned by the spouse of the President of Luceo. EgisNova Corp. provides subcontractor services to Luceo. EgisNova Corp. provided gross services to Luceo totaling $53,000 for the period from March 20, 2008 through August 31, 2008.

14. Commitments and Contingencies

The Company leases its operating facilities, certain sales offices and transportation equipment under non-cancelable operating lease agreements that expire on various dates through August 31, 2014. Rent expense was $1.4 million and $776,000 for the years ending August 31, 2009 and 2008, respectively, and is recorded in general and administrative expenses and in rent expense-related party on the consolidated statements of operations.

The following are our contractual obligations associated with lease commitments. We lease warehouse and office facilities, vehicles and certain office equipment under non-cancelable operating leases. Future minimum lease payments under such leases are as follows (in thousands):

Years Ending August 31,
2010	$964
2011	612
2012	304
2013	271
2014	221
Total	$2,372

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

On March 16, 2005, the Company sold its 5.49% working interest in the Roosevelt Hot Springs geothermal unit to Energy Minerals, Inc. (“buyer”). As part of the transaction, the buyer assumed the remaining liability under the geothermal steam purchase agreement with Pacificorp (d/b/a Utah Power & Light Company). Under the 30-year agreement executed in 1993, a $1.0 million prepayment was received by the Company from Pacificorp. The agreement gives Pacificorp the right to recover a pro-rata portion of their original $1.0 million pre-payment should the geothermal unit fail to produce steam at levels specified under the agreement. The Company recorded the pre-payment as deferred revenue and was amortizing the amount as earned revenue over the 30-year term of the steam purchase agreement. Energy Minerals, Inc. has been assigned rights to the steam purchase agreement with Pacificorp and assumed the remaining $672,000 deferred revenue liability as of March 16, 2005. However, should the geothermal unit fail to produce steam at levels specified under the agreement during the remaining 30-year term of the agreement, PacifiCorp could potentially make a claim against the Company as a former owner, if the current ownership of the geothermal unit failed to satisfy Pacificorp’s claims. The Company believes that the probability of this occurrence is remote due to the production and operating history of the geothermal unit.

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies  – (continued)

During December 2007, the Company received a subpoena issued by the GSA Office of Inspector General, apparently as part of an ongoing, industry-wide investigation. The Company produced documents and data in response to the subpoena to the OIG during 2008. In September 2009, the Company became aware that it had been named along with several other prominent IT companies in a qui tam lawsuit entitled Christopher Crennen, et al., V. Dell Marketing, et al., filed in the United States District Court for the District of Massachusetts alleging violations of the False Claims Act relating to the Company's obligations under the Buy American Act and the Trade Agreements Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. The lawsuit, which was previously under seal, appears to have been the cause of the OIG subpoena. Despite its investigation, to date the government has declined to intervene in the lawsuit, however the Company can provide no assurance that the government will not intervene in this case or in any other qui tam suit against the Company in the future. The Company does not know whether the relators will pursue the qui tam lawsuit independently. The Company has filed a motion to dismiss the lawsuit. At this time, the Company is unable to predict the timing and outcome of this matter.

15. Segment Information

The Company has adopted Statement of Financial Accounting Standard No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company’s business activities are divided into two business segments, EIS and EGS. EIS consists of the Company’s historical business which includes Emtec NJ, Emtec LLC, Emtec Federal and the business service management solutions offered by KOAN-IT and KOAN-IT (US). EGS offers a broad range of consulting/contracting services to clients including IT project management services, packaged software implementation, web technologies/client server application development. EGS is comprised primarily of the business operations acquired through the acquisitions of Luceo on March 20, 2008, eBAS and Aveeva on August 13, 2008. The accounting policies of our segments are the same as those described in Note 2 and there are no material intersegment transactions.

Summarized financial information relating to the Company’s operating segments is as follows (in thousands):

	August 31,
	2009	2008
Identifiable Assets:
EIS	$51,586	$46,212
EGS	13,687	16,262
Total Assets	$65,273	$62,474

EMTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Information  – (continued)

	For the Years Ended August 31,
	2009	2008
Revenues
EIS	$187,351	$204,190
EGS	36,492	6,966
Total Revenue	$223,843	$211,156
Gross Profit
EIS	$26,341	$25,704
EGS	6,555	1,232
Gross Profit	$32,896	$26,936
Depreciation and amortization
EIS	$1,445	$1,227
EGS	875	109
Depreciation and amortization	$2,320	$1,336
Operating Income
EIS	$3,701	$2,938
EGS	381	393
Operating Income	$4,082	$3,331
Interest and Other Expense (Income)
EIS	$766	$812
EGS	365	98
Interest and Other Expense (Income)	$1,131	$910
Provision for Income Taxes
EIS	$1,282	$964
EGS	(49)	136
Provision for Income Taxes	$1,233	$1,100
Net Income
EIS	$1,653	$1,162
EGS	65	159
Net Income	$1,718	$1,321
Capital expenditures
EIS	$926	$310
EGS	85	—
Capital expenditures	$1,011	$310

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2009, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Reports of Management

Management’s Report on Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Company’s management in conformity with generally accepted accounting principles to reflect the financial position of the Company and its operating results. The financial information appearing throughout this Annual Report is consistent with the consolidated financial statements. Management is responsible for the information and representations in such consolidated financial statements, including the estimates and judgments required for their preparation. The consolidated financial statements have been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company can be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2009, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Management's assessment of and conclusion on the effectiveness of its internal control over financial reporting did not include the internal controls of KOAN-IT which was acquired in February 2009. This acquisition is included in the consolidated financial statements of Emtec, Inc. and represented total assets of $4.6 million as of August 31, 2009. Under guidelines established by the SEC, companies are allowed to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition.

Management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2009 has not been attested to by McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended August 31, 2009 as stated in their report which is included herein.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information appearing in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement for the 2010 annual meeting of stockholders (the “2010 Proxy Statement”) including information under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. The Company will file the 2010 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

The Company adopted a Code of Ethics in July 2004, as amended in August 2009, applicable to all of its employees, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as well as the members of its Board. The Code of Ethics seeks to ensure compliance with all applicable laws and to maintain the highest standards of ethical conduct. The Code of Ethics sets out basic principles and methodology to help guide all of our officers, directors and employees in the attainment of this common goal.

Executive Officers of the Registrant

The following table sets forth certain information as to each of our executive officers:

Name	Age	Positions and Offices Presently Held
Dinesh R. Desai	60	Chairman of the Board, Chief Executive Officer and President
Gregory P. Chandler	42	Chief Financial Officer and President — Emtec Global Services
Brian McAdams	67	Director and Vice Chairman
Sunil Misra	50	Chief Strategy & Delivery Officer
Ronald A. Seitz	62	President — Emtec Systems
Stephen C. Donnelly	51	Executive Vice President — Business Planning and Analysis, Human Resources and Corporate Development
Sam Bhatt	42	Vice President of Finance and Secretary

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

Gregory P. Chandler.  Since April 2009, Mr. Chandler has been Chief Financial Officer of the Company and President of the Company’s Global Services division. Prior to April 2009 and from February 1999, Mr. Chandler served as the Managing Director and Group Head of Janney Montgomery Scott LLC’s Business Services Investment Banking Practice. Prior to February 1999 and from August 1995, Mr. Chandler was a consultant at PricewaterhouseCoopers advising companies in restructuring their back office financial operations. Mr. Chandler received his MBA from Harvard Business School, a B.S. in Engineering from the United States Military Academy at West Point and is also a Certified Public Accountant.

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

Sunil Misra.  Since October 2009, Mr. Misra has been Chief Strategy & Delivery Officer for the Company. Prior to October 2009 and from January 2009, Mr. Misra was the CEO of two boutique strategy consulting firms, Verto Partners LLC and RJN International LLC, providing technology advisory services and assisting a large IT outsourcing firm in the divestment of a non-core business unit. Prior to January 2009 and from August 2006, Mr. Misra was a Vice President at Getronics, NA., a IT Outsourcing and Systems Integration subsidiary of KPN, European telecom provider. Getronics NA was acquired by CompuCom in August 2008. Prior to August 2006 and from 1988 Mr. Misra has held a number of senior executive roles with global responsibilities at Unisys Corporation. Earlier in his career, Mr. Misra was with Credit Suisse First Boston and with Skantek Corporation. Mr. Misra received his bachelor’s and master’s degree in Electrical Engineering from Indian Institute of Technology (IIT), Delhi, India and Rensselaer Polytechnic Institute in New York, respectively.

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

Stephen Donnelly.  Since May of 2009, Mr. Donnelly has been Executive Vice President — Business Planning and Analysis, Human Resources and Corporate Development. Prior to April 2009 and from August 2005, Mr. Donnelly served as the Company’s Chief Financial Officer. Prior to August 2005, Mr. Donnelly was the Chief Financial Officer of DARR Global Holdings, Inc. a management consulting firm. He has served as an officer for Westwood Computer Corporation since 2004. Prior positions include Manager and Managing Director for Acquisition Management Services, Inc., Director of Operations for a privately-held human resource and employee benefits software developer, and a Financial Manager for a healthcare organization. Mr. Donnelly began his career with the accounting firm of PriceWaterhouse. He is a Certified Public Accountant with a Bachelor’s degree in Accounting from Villanova University.

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

Item 11. Executive Compensation

Information contained in the 2010 Proxy Statement, including information appearing under “Executive Compensation” in the 2010 Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information contained in the 2010 Proxy Statement, including information appearing under “Stock Ownership” in the 2010 Proxy Statement, is incorporated herein by reference.

The following table sets forth the information regarding equity compensation plans, as of August 31, 2009.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,169,304	$1.15	1,373,903
Equity compensation plans not approved by security holders	—	—	—
Total	1,169,304	$1.15	1,373,903

(1)	An amendment to the Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the stockholders on February 2, 2009. The 2006 Plan authorizes the granting of stock options to directors and eligible employees. The amendment increased the aggregate number of shares of Common Stock available under the 2006 Plan from 1,400,000 shares to 2,543,207 shares eligible for issuance at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of stockholders owning more than 10% of the Company’s common stock). Options under the 2006 Plan have terms from 7 to 10 years and certain options vest immediately and others through a term up to 4 years.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information contained in the 2010 Proxy Statement, including information appearing under “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2010 Proxy Statement, is incorporated herein by reference.

Item 14. Principal Accountants Fees and Services

Information contained in the 2010 Proxy Statement, including information appearing under “Ratification of Independent Public Accountants” in the 2010 Proxy Statement, is incorporated herein by reference

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

Documents filed as part of this report include the financial statements appearing in Item 8: “Consolidated Balance Sheet”, “Consolidated Statements of Operations”, “Consolidated Statements of Cash Flows”, and “Consolidated Statements of Stockholder’s Equity”

(b)	Financial Statement Schedules

None.

(c)	Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of December 14, 2000, between Registrant, then known as American Geological Enterprises, Inc., and Emtec, Inc.(1)
2.2	Agreement and Plan of Merger, dated as of March 15, 2004, by and among DARR Westwood Technology Corporation, DARR Westwood Acquisition Corporation, the Shareholders of Westwood Computer Corporation Named, Westwood Computer Corporation, and Keith Grabel, as Shareholder’s Agent.(6)
2.3	Agreement and Plan of Merger, dated as of July 14, 2005, by and among the Registrant, Emtec Viasub LLC, and Darr Westwood Technology Corporation.(4)
2.4	Stock Purchase Agreement by and among Emtec Global Services, LLC, Luceo, Inc., and Siva Natarajan, dated March 20, 2008.(10)
2.5	Stock Purchase Agreement by and among Emtec Global Services, LLC, Aveeva, Inc., eBusiness Application Solutions, and Jessica Chopra, dated August 13, 2008.(12)
2.6	Exhibit A — Earnout to Stock Purchase Agreement by and among Emtec Global Services, LLC, Aveeva, Inc., eBusiness Application Solutions, and Jessica Chopra, dated August 13, 2008.(13)
2.7	Share Purchase Agreement, dated February 12, 2009, by and among 7119747 Canada Inc., Emtec Infrastructure Services Corporation, KOAN-IT Corp. and the Shareholders of KOAN-IT Corp.(15)
3.1	Certificate of Incorporation, as amended.(2)
3.2	Amended and Restated Bylaws.(2)
4.1	Certificate evidencing shares of common stock.(2)
10.1	Lease Agreement, dated April 21, 2003, between V-Sullyfield Properties II LLC and Westwood Computer Corporation, for Chantilly, Virginia facility.(6)
10.2	Lease Agreement, dated July 1, 2003, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility.(6)
10.3	Amendment to Lease Agreement, dated July 14, 2003, between V-Sullyfield Properties II LLC and Westwood Computer Corporation, for Chantilly, Virginia facility.(6)
10.4	First Amendment to Lease Agreement, dated April 16, 2004, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility.(6)
10.5	Lease Agreement, dated September 2, 2004, between Registrant and GS&T Properties, LLC, for Suwanee, Georgia facility.(3)
10.6	2006 Stock Based Incentive Compensation Plan(7)
10.7	Form of Guaranty issued by Registrant in favor of Four Kings Management LLC, Keith Grabel, Mary Margaret Grabel, and Darr Westwood LLC, dated September, 2005.(6)
10.8	Common Stock Purchase Warrant between Registrant and DARR Westwood LLC, dated August 5, 2005.(5)

Exhibit No.	Description
10.9	Common Stock Purchase Warrant between Registrant and Margaret Grabel, dated August 5, 2005.(5)
10.10	Loan and Security Agreement, dated December 7, 2006, by and between De Lage Landen Financial Services, Inc., the Registrant and its subsidiaries.(8)
10.11	Schedule to Loan and Security Agreement, dated December 7, 2006, by and between De Lage Landen Financial Services, Inc., the Registrant and its subsidiaries.(8)
10.12	Subordinated Promissory Note dated February 5, 2007 issued by Westwood Computer Corporation in favor of DARR Global Holdings, Inc.(9)
10.13	Form of Guaranty issued by Emtec, Inc. in favor of Keith Grabel, Mary Margaret Grabel, and DARR Global Holdings, Inc. dated February 5, 2007.(9)
10.14	Employment Agreement, dated March 20, 2008, by and between Luceo, Inc. and Siva Natarajan.(10)
10.15	8% Unsecured Promissory Note in the amount of $820,000, dated March 20, 2008, issued by Emtec Global Services, LLC in favor of Siva Natarajan.(11)
10.16	Employment Agreement, dated August 13, 2008, by and between eBusiness Application Solutions, Inc. and Jessica Chopra.(12)
10.17	Lease Agreement, dated March 2006, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois.(13)
10.18	First Amendment to Lease Agreement, dated April 9, 2008, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois.(13)
10.19	Commercial Lease Agreement, dated July 1, 2007, between Aveeva, Inc. and Ajay Chopra for office space in Fremont, California.(13)
10.20	First Amendment to Commercial Lease Agreement, dated August 13, 2008, between Aveeva, Inc. and Ajay Chopra for office space in Fremont California.(13)
10.21	Commercial Lease Agreement, dated July 1, 2007, between eBusiness Application Solutions, Inc. and Ajay Chopra for office space in Fremont, California.(13)
10.22	First Amendment to Commercial Lease Agreement, dated August 13, 2008, between eBusiness Applications Solutions, Inc. and Ajay Chopra for office space in Fremont California.(13)
10.23	Emtec Global Services, LLC Incentive Bonus Plan, dated August 13, 2008, for employees of eBusiness Applications, Inc., Aveeva, Inc. and Aviance Software, Inc.(13)
10.24	First Lease Amendment, dated June 6, 2008, between Emtec, Inc. and GS&T Properties, LLC for office space in Suwanee, Georgia.(13)
10.25	Revocable License, dated February 20, 2008, between Emtec Federal, Inc. and A.M. Property Holding Corp. for office space in New York, New York.(13)
10.26	First Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement, dated December 5, 2008.(14)
10.27	Employment Agreement, dated February 25, 2009, between Emtec, Inc. and Ronald Seitz.(16)
10.28	Employment Agreement, dated April 30, 2009, between Emtec, Inc. and Gregory P. Chandler.(18)
10.29	Amendment to the 2006 Stock Based Incentive Compensation Plan, dated February 2, 2009.(19)
10.30	Employment Agreement, dated September 21, 2009, between Emtec, Inc. and Stephen C. Donnelly.
10.31	Employment Agreement, dated November 6, 2009, between Emtec, Inc. and Sunil Misra.
10.32	Offer to Lease, dated March 7, 2007, between KOAN-IT Corp. and Sanrock Holdings Inc. for office space in Ottawa, Canada.

Exhibit No.	Description
10.33	Lease Agreement, dated February 9, 2009, between Emtec, Inc. and Windsor at Interstate South LLC for office space in Jacksonville, Florida.
10.34	Revocable License, dated March 26, 2009, between Emtec, Inc. and A.M. Property Holding Corp. for office space in New York, New York.
10.35	Second Amendment to Lease Agreement, dated March 20, 2009, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois.
10.36	Third Amendment to Lease Agreement, dated May 29, 2009, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois.
10.37	Fourth Amendment to Lease Agreement, dated June 11, 2009, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois.
99.1	Employment Agreement, dated February 12, 2009, between KOAN-IT Corp. and Peter Pranschke.(15)
99.2	Employment Agreement, dated February 12, 2009, between KOAN-IT Corp. and Kim Orava.(15)
99.3	Employment Agreement, dated February 12, 2009, between KOAN-IT Corp. and Tim Stratton.(15)
99.4	Employment Agreement, dated February 12, 2009, between KOAN-IT Corp. and Dominique Roberge.(15)
14.1	Code of Ethics.
21.1	List of Subsidiaries.(17)
23.1	Consent of a Registered Public Accounting Firm
31.1	Certification of Dinesh R. Desai, Principal Executive Officer of Registrant, dated November 25, 2009. Rule 13a-14(a)/15 d-14(a).
31.2	Certification of Greg Chandler, Principal Financial Officer of Registrant, dated November 25, 2009. Rule 13a-14(a)/15 d-14(a).
32.1	Certificate of Dinesh R. Desai, Principal Executive Officer of Registrant, dated November 25, 2009. Section 1350.
32.2	Certificate of Greg Chandler, Principal Financial Officer of Registrant, dated November 25, 2009. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated January 17, 2001, filed on January 31, 2001, and incorporated herein by reference.
(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10, filed on May 21, 2001, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2005, filed on July 14, 2005, and incorporated herein by reference.
(4)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated July 14, 2005, filed on July 20, 2005, and incorporated herein by reference.
(5)	Previously filed as an exhibit to Registrant’s Tender Offer Statement on Form SC TO-I, filed September 7, 2005, and incorporated herein by reference.
(6)	Previously filed as an exhibit to Registrant’s Form 10-K, dated August 31, 2005, filed on December 14, 2005, and incorporated herein by reference.
(7)	Previously filed as an exhibit to Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 20, 2006, and incorporated herein by reference.
(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 7, 2006, filed on December 13, 2006, and incorporated herein by reference.
(9)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, dated February 28, 2007, filed on April 23, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Form 8-K, dated March 20, 2008, filed on March 26, 2008, and incorporated herein by reference.
(11)	Previously filed as an exhibit to Registrant’s Form 10-Q, dated May 31, 2008, filed on July 14, 2008 and incorporated herein by reference.
(12)	Previously filed as an exhibit to Registrant’s Form 8-K, dated August 13, 2008, filed August 19, 2008 and incorporated herein by reference.
(13)	Previously filed as an exhibit to Registrant’s Form 10-K, dated August 31, 2008, filed December 1, 2008 and incorporated herein by reference.
(14)	Previously filed as an exhibit to Registrant’s Form 8-K, dated December 5, 2008, filed December 11, 2008 and incorporated herein by reference.
(15)	Previously filed as an exhibit to Registrant’s Form 8-K, dated February 12, 2009, filed February 13, 2009 and incorporated herein by reference.
(16)	Previously filed as an exhibit to Registrant’s Form 8-K, dated February 25, 2009, filed March 3, 2009 and incorporated herein by reference.
(17)	Previously filed as an exhibit to Registrant’s Form 10-Q, dated February 28, 2009, filed April 14, 2009 and incorporated herein by reference.
(18)	Previously filed as an exhibit to Registrant’s Form 10-Q, dated May 31, 2009, filed July 15, 2009 and incorporated herein by reference.
(19)	Previously filed as an exhibit to Registrant’s Proxy Statement on Schedule 14A, filed December 29, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMTEC, INC.
Dated: November 25, 2009	By: /s/ Dinesh R. Desai Dinesh R. Desai Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dinesh R. Desai Dinesh R. Desai	Chairman, Chief Executive Officer and President (Principal Executive Officer)	November 25, 2009
/s/ Gregory P. Chandler Gregory P. Chandler	Chief Financial Officer (Principal Financial Officer) and President of Emtec Global Services, Director	November 25, 2009
/s/ Brian McAdams Brian McAdams	Vice Chairman, Director	November 25, 2009
/s/ Stephen C. Donnelly Stephen C. Donnelly	Executive Vice President	November 25, 2009
/s/ Sam Bhatt Sam Bhatt	Chief Accounting Officer (Principal Accounting Officer)	November 25, 2009
/s/ Gregory L. Cowan Gregory L. Cowan	Director	November 25, 2009
/s/ Robert Mannarino Robert Mannarino	Director	November 25, 2009
/s/ Keith Grabel Keith Grabel	Director	November 25, 2009