Form 10-Q
period 2009-11-30
EMTEC INC/NJ
filed 2010-01-14
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (see the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one)

Large accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

  As of January 4, 2010, there were outstanding 15,742,431 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2009

Table of Contents

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share and Share Data)

	November 30,2009
	(Unaudited)	August 31, 2009

Assets

Current Assets

Cash	$4,186	$1,713
Receivables:
Trade, less allowance for doubtful accounts	41,407	29,463
Others	1,996	2,184
Inventories, net	5,983	4,410
Prepaid expenses and other	1,698	2,184
Deferred tax asset - current	933	680

Total current assets	56,203	40,634

Property and equipment, net	1,331	1,390
Intangible assets, net	10,864	11,235
Goodwill	11,441	11,424
Deferred tax asset- long term	388	459
Other assets	113	131

Total assets	$80,340	$65,273

Liabilities and Stockholders' Equity

Current Liabilities

Line of credit	$14,909	$9,035
Accounts payable	33,599	25,390
Current portion of long term debt - related party	728	1,213
Income taxes payable	1,012	590
Accrued liabilities	6,579	6,723
Deferred revenue	1,895	2,103

Total current liabilities	58,722	45,054

Deferred tax liability- long term	2,673	2,816
Accrued liabilities	184	180

Total liabilities	61,579	48,050

Commitments and contingencies
Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized; 18,169,679 and 18,059,679 shares issued and 15,305,090 and 15,195,090, outstanding at November 30, 2009 and August 31, 2009, respectively	181	181
Additional paid-in capital	20,880	20,794
Retained earnings	3,078	1,671
Accumulated other comprehensive income	218	173
	24,357	22,819
Less: treasury stock, at cost, 2,864,589 shares	(5,596)	(5,596)

Total stockholders' equity	18,761	17,223

Total liabilities and stockholders' equity	$80,340	$65,273

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except per Share and Share Data)

	For the Three Months Ended November 30,
	2009	2008
Revenues

Procurement services	$59,382	$56,359
Service and consulting	14,195	13,660

Total Revenues	73,577	70,019

Cost of Sales

Cost of procurement services	53,173	50,392
Service and consulting	9,860	10,833

Total Cost of Sales	63,033	61,225

Gross Profit

Procurement services	6,209	5,967
Service and consulting	4,335	2,827

Total Gross Profit	10,544	8,794

Operating expenses:

Selling, general, and administrative expenses	7,278	6,178
Rent expense – related parties	154	152
Depreciation and amortization	596	534
Total operating expenses	8,028	6,864

Operating income	2,516	1,930

Other expense (income):
Interest income – other	(11)	(5)
Interest expense	145	254
Other expense	(8)	4

Income before income taxes	2,390	1,676
Provision for income taxes	983	670
Net income	$1,407	$1,006

Net income per common share
Basic and Diluted	$0.09	$0.07

Weighted Average Shares Outstanding
Basic	14,914,912	14,578,827

Diluted	15,112,667	14,632,335

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	For the Three Months Ended November 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$1,407	$1,006

Adjustments to Reconcile Net Income to Net
Cash Used In Operating Activities
Depreciation and amortization	188	189
Amortization related to intangible assets	408	345
Deferred income taxes (benefit)	(338)	(216)
Stock-based compensation	86	42
Indemnification of professional fees	-	(270)

Changes In Operating Assets and Liabilities
Receivables	(11,735)	(2,670)
Inventories	(1,573)	(1,814)
Prepaid expenses and other assets	528	189
Accounts payable	8,210	2,519
Income taxes payable	422	477
Accrued liabilities	(195)	(412)
Deferred revenue	(235)	(144)
Net Cash Used In Operating Activities	(2,827)	(759)

Cash Flows From Investing Activities
Purchases of property and equipment	(129)	(78)
Acquisition of businesses, net of cash acquired	-	(165)
Net Cash Used In Investing Activities	(129)	(243)

Cash Flows From Financing Activities
Net increase in line of credit	5,874	1,474
Repayment of debt	(497)	(237)
Net Cash Provided By Financing Activities	5,377	1,237

Effect of rate changes on cash	53	-

Net Increase in Cash	2,473	235
Beginning Cash	1,713	2,025

Ending Cash	$4,186	$2,260
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$857	$209
Interest	$132	$146

Supplemental Schedule of Non Cash Investing and Financing Activities
Indemnification receivable due from former shareholders settled by the amounts due to former shareholders	$-	$631

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements.  Quarterly results are not necessarily indicative of results for the full year. For further information, refer to the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

2.  General

Description of Business

Emtec, Inc., a Delaware corporation, (the “Company”) is an information technology (“IT”) systems integrator, providing consulting, services and infrastructure solutions to commercial, federal, education, state and local government clients. The Company’s areas of specific practices include IT consulting, communications, data management, enterprise computing, managed services, business service management solutions, training, storage and data center planning and development.  The Company’s client base is comprised of departments of federal, state and local governments in the United States and Canada, schools and commercial businesses throughout the United States and Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Emtec, Inc., a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly-owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), Emtec Global Services LLC (“EGS”), EGS’ wholly-owned subsidiaries Luceo, Inc. (“Luceo”), eBusiness Application Solutions, Inc. (“eBAS”), Aveeva, Inc. (“Aveeva”) and Aveeva’s subsidiary Aviance Software India Private Limited (“Aviance”), Emtec Infrastructure Services Corporation (“EIS-US”), and EIS-US’s wholly-owned subsidiaries Emtec Infrastructure Services Canada Corporation (“EIS-Canada”), which is referred to in this report as KOAN-IT, and KOAN-IT (US) Corp. (“KOAN-IT (US)”). Significant intercompany account balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company divides its operating activity into two operating segments for reporting purposes: Emtec Infrastructure Services Division (“EIS”) and Emtec Global Services Division (“EGS”). EIS consists of the Company’s historical business (“Systems Division”) which includes Emtec NJ, Emtec LLC, Emtec Federal and the business service management solutions offered by the Information Technology Service Management (“ITSM”) practice. EGS is the Company’s enterprise applications services solutions and training business including its Enterprise Resource Planning (“ERP”) and Application Development practice and its Business Analysis and Quality Assurance Practice.

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

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with ASC 350 “Intangibles- Goodwill and Other,” goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company has set an annual impairment testing date of June 1.  The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805 “Business Combinations.”  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of June 1.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

The changes in the carrying amount of goodwill for the three months ended November 30, 2009 are as follows (in thousands):

Balance at August 31, 2009	$11,424
Foreign currency translation effect of Canadian goodwill	17
Balance at November 30, 2009	$11,441

Based on the income (discounted cash flows) and market-based (guideline company method) valuation approaches, there was no goodwill impairment for the Company’s reporting units consisting of: Systems Division, KOAN-IT, Luceo and eBAS/Aveeva, at June 1, 2009. At November 30, 2009, Emtec's market capitalization was less than its total stockholders' equity, which is one factor the Company considered when determining whether goodwill should be tested for impairment between annual tests.  The Company’s stock does not trade frequently and thus management believes the inherent value of the Company has not been reflective of the current or historical stock market valuation of the Company.  While we are taking steps to improve our operating performance and grow the Company, we cannot guarantee that the market price will reflect the true value of the stock.  The Company’s stock could also be subject to significant volatility. The Company does not currently believe that the reduced market capitalization represents a goodwill impairment indicator as of November 30, 2009. However, if current market conditions persist and the Company’s estimated value under the income and market-based approaches is affected, then it is possible that the Company may have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

At November 30, 2009 and August 31, 2009, the components of identifiable intangible assets are as follows (in thousands):

	November 30, 2009	August 31, 2009
Customer relationships	$14,098	$14,098
Noncompete agreements	398	398
Trademarks	169	169
Foreign currency translation adjustment	41	-
	14,706	14,665
Accumulated amortization	(3,838)	(3,430)
Foreign currency translation adjustment	(4)	-
Balance, ending	$10,864	$11,235

Customer relationships represent the value ascribed to customer relationships purchased in 2005, the acquisitions of Luceo and eBAS/Aveeva in fiscal 2008 and the acquisition of KOAN-IT in February 2009.  The amounts ascribed to customer relationships are being amortized on a straight-line basis over 5-15 years.

Noncompete agreements represent the value ascribed to covenants not to compete in employment and acquisition agreements with certain members of Luceo, eBAS/Aveeva and KOAN-IT’s management entered into at the time of the respective acquisitions.  The amounts ascribed to noncompete agreements are being amortized on a straight-line basis over 5 years.

Trademarks represent the value ascribed to trade name and trademarks owned by KOAN-IT.  The amounts ascribed to trademarks are being amortized on a straight-line basis over 5 years.

Amortization expense related to intangible assets was $408,000 and $345,000 for the three months ended November 30, 2009 and 2008, respectively.  We currently expect future amortization for the next four years ending August 31, 2010 through 2013 will be approximately $1.6 million per year and for the fiscal year ending 2014 will be approximately $937,000.

Long-lived assets, including customer relationships and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC 350 “Intangibles- Goodwill and Other” and ASC 360 “Property, Plant and Equipment”.  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.  No impairment of long-lived assets occurred during the fiscal years ended 2009 and 2008.

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

The Company’s comprehensive income is presented in the following table:

	For the Three Months Ended November 30,
	2009	2008

Net Income	$1,407	$1,006
Cumulative translation adjustment, net of taxes	45	-
Total comprehensive income	$1,452	$1,006

Earnings Per Share

Basic earnings per share amounts are computed by dividing net income available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as of the end of the period. Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 197,755 and 53,508 for the three months ended November 30, 2009 and 2008, respectively. Outstanding warrants to purchase 1,700,566 and 1,682,444 common shares as of and for the periods ended November 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Income Taxes and Due to Former Stockholders

The Company accounts for income taxes in accordance with ASC 740 "Income Taxes".  The Company files a federal consolidated tax return that includes all U.S. entities.  The Company also files several combined/consolidated state tax returns and several separate state tax returns.  Deferred taxes are provided based upon a review of the tax bases of assets and liabilities, whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are recognized for tax loss carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred taxes result from timing differences primarily relating to bad debts, inventory reserves, deferred revenue, fixed asset depreciation, compensation expenses and intangible amortization.

In October 2008, the Company settled the August 2003 and April 2004 tax audits of Emtec Federal, formerly known as Westwood Computer Corporation (“Westwood”), with the Appeals Office of the IRS.  The settlement agreement resulted in an additional federal income tax payment of $145,000, which included interest of $41,000.  The Company has filed 2003 and 2004 amended New Jersey income tax returns to pay additional New Jersey taxes that resulted from the IRS settlement.  The accounting to record the settlements of these pre-merger tax liabilities under ASC 740 resulted in adjustments to goodwill and to deferred tax assets.  Since the Westwood merger agreement included indemnification coverage by Westwood’s former stockholders, the Company recorded a receivable “due from the Westwood former stockholders” of $631,000.  The $631,000 included pre-merger tax liabilities totaling $361,000 plus associated professional fees to defend the Company’s tax positions totaling $270,000.  The $361,000 portion of the Company’s indemnity claim was recorded as a reduction to goodwill acquired in the April 2004 Westwood merger.  The remaining $270,000 portion was recorded as a reduction to selling, general and administrative expenses during the three months ended November 30, 2008.

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

Reconciliation of Liabilities for Unrecognized Tax Benefits for the three months ended November 30, 2009 and 2008 (in thousands) are as follows:

	2009	2008
Balance at September 1	$202	$693

Unrecognized tax positions of prior periods:
Increase	-	-
Decrease	-	-

Unrecognized tax positions of current year:
Increase	6	3
Decrease	-	-

Decrease in Unrecognized tax benefits due to settlements	-	(547)

Decrease in Unrecognized tax benefits due to lapse of statute of limitations	-	-

Balance at November 30	$208	$149

	For the Three Months Ended,
	November 30, 2009	November 30, 2008
Total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$94	$51

Accrued interest and penalties for unrecognized tax benefits	$83	$63

Interest and penalties classified as income tax expense (benefit)	$5	$(24)

Subsequent Events

ASC 855 “Subsequent Events” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The pronouncement provides: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has evaluated subsequent events through January 14, 2010, the date on which financial statements were issued and has determined that no recognized and non-recognized subsequent events warranted inclusion or disclosure in the interim financial statements as of November 30, 2009.

3. Acquisitions

Enterprise Management Solutions, Inc.

On May 12, 2009, KOAN-IT (US) acquired certain assets of EMS, a company under Chapter 11 bankruptcy protection in the Middle District of Florida.  The purchase price consisted of $150,000 cash at closing. Additionally, the Company capitalized professional fees of $108,000 that were associated with the acquisition of the assets of EMS.  The acquisition was funded through borrowings under the Credit Facility with the Lender (as such terms are later defined in footnote #5).

The Company accounted for the acquisition under the purchase method whereby amounts were assigned to assets acquired based on their fair values on the date of the acquisition. Management determined the fair value of EMS’ assets on May 12, 2009 was $6,000 (property and equipment), which resulted in an excess purchase price over fair value of assets acquired of $252,000 that was recognized as goodwill.

Unaudited pro forma condensed results of operations are not included in this report because the effect of the acquisition is not material.

KOAN-IT Corp.

On February 12, 2009, EIS-Canada, EIS-US, KOAN-IT and the shareholders of KOAN-IT (the “Shareholders”) entered into a Share Purchase Agreement pursuant to which (i) EIS-Canada acquired all of the outstanding stock of KOAN-IT from the Shareholders and (ii) EIS-US acquired all of the outstanding stock of KOAN-IT (US) from KOAN-IT for an aggregate consideration of up to approximately $3.3 million.  The purchase price consisted of (i) cash at closing in an aggregate amount equal to $1.2 million (consisting of approximately $1.2 million for the outstanding stock of KOAN-IT and $20,000 for the outstanding stock of KOAN-IT (US)), (ii) unsecured subordinated 6% promissory notes issued to each of the Shareholders in an aggregate principal amount of $408,000 payable in full on the 12 month anniversary of the closing and (iii) the potential right to receive additional cash consideration each year for the next three years on the anniversary of the closing, in the aggregate totaling $1.6 million if certain performance goals are met. The acquisition was funded through borrowings under the Credit Facility with the Lender (as such terms are later defined in footnote #5 – Line of Credit below).

The Company accounted for the acquisition under the purchase method, whereby, amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of KOAN-IT and KOAN-IT (US)’s net assets on February 12, 2009 was $1.1 million, which resulted in an excess purchase price over fair value of net assets acquired of $548,000, which was recognized as goodwill.

The allocation of purchase price by significant component is as follows (in thousands):

Cash	$572
Trade receivable, net	985
Prepaid expenses and other current assets	583
Plant and equipment	70
Customer relationships	1,100
Trademarks	150
Noncompete asset	25
Accounts payable	(463)
Income taxes payable	27
Deferred tax liabilities	(415)
Deferred revenue	(848)
Accrued expenses	(703)
Fair value of net assets acquired	1,083
Purchase price	1,631
Excess purchase price	$548

The allocation is preliminary and such amounts are subject to adjustments as additional analysis is performed or obtained from third party sources. The Company allocated $1.1 million to client relationships at the acquisition date that is being amortized over a period of six years.  The Company also allocated $150,000 and $25,000 to trademarks and a noncompete asset, respectively, that are being amortized over a period of five years. The allocation of purchase price at closing did not include amounts contingently payable in the future as described above.

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

A summary of stock options for the three months ended November 30, 2009 is as follows:

For the Three Months EndedNovember 30, 2009	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value *
Options Outstanding -September 1, 2009	359,500	$1.15
Options Granted	-	-
Options Exercised	-	-
Options Forfeited or Expired	-	-

Options Outstanding - November 30, 2009	359,500	$1.15	5.49 years	$25,700

Options Exercisable - November 30, 2009	301,425	$1.12	5.49 years	$25,700

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the three months ended November 30, 2009.

There were no stock options issued during the three months ended November 30, 2009.

Nonvested Stock (Restricted Stock)

The following table summarizes the Company’s restricted stock activity during the three months ended November 30, 2009:

For the Three Months Ended November 30, 2009	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2009	565,859	$0.72
Granted	110,000	$0.99
Vested	(285,681)	$0.60	$278,856	(a)
Forfeited	-	-
Nonvested - November 30, 2009	390,178	$0.89	$378,473	(b)

(a)
The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

(b)
The aggregate fair value of the nonvested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of November 30,  2009 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The fair value of these shares was determined based upon the quoted closing price of the Company’s stock on the Over-the-Counter Bulletin Board on the grant date.  The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the date of grant over the vesting period on a straight-line basis.

Stock Options and Nonvested Stock

Stock-based compensation costs related to the 2006 Plan totaled $86,000 and $42,000 during the three months ended November 30, 2009 and 2008, respectively.  As of November 30, 2009, the Company had recognized a total of $962,000 in compensation costs and had $213,000 of unrecognized compensation cost related to the 2006 Plan.  The cost is expected to be recognized over a remaining period of 3 years.

Warrants

On August 5, 2005, the Company issued certain stockholders stock warrants that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of then total issued and outstanding shares of the Company’s common stock, measured on a post-exercise basis, at any date during the 5-year term of the warrants, which ends August 5, 2010.  The aggregate exercise price of these warrants is fixed at $3.7 million.  The exercise price per warrant will vary based upon the number of shares issuable under the warrants.  The number of shares issuable under the warrants totaled 1,700,566 and 1,682,444 shares, with an exercise price of $2.17 and $2.20 per share, as of November 30, 2009 and 2008, respectively. The outstanding warrants were anti-dilutive for the three months ended November 30, 2009 and 2008 because the exercise price was greater than the average market price of the Company’s common shares.

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

▪
The First Amendment amended the Schedule to provide that the Borrower must pay the Lender a floorplan annual volume commitment fee if the aggregate amount of all floorplan loans does not equal or exceed $60.0 million in a 12 month period from December 1st through November 30th.  The floorplan commitment fee is equal to the amount that the floorplan usage during such 12 month period is less than $60.0 million multiplied by 1%.  If the Borrower terminates the Credit Facility during a 12 month period, the Borrower shall be required to pay the Lender a prorated portion of the annual volume commitment fee.  For the period from December 1, 2008 through November 30, 2009, the Company’s floorplan volume was approximately $30.0 million. The Company has total accrual of $300,000 in commitment fees as interest payable on the consolidated financial statements of which, approximately $280,000 was expensed during the year ended August 31, 2009 and approximately $20,000 was expensed in three months ended November 30, 2009.

In addition, by executing the First Amendment, Emtec Global, Luceo, eBAS and Aveeva each joined the Credit Facility as a Borrower and granted the Lender a security interest in all of their respective interests in certain of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and proceeds from all judgments, claims and insurance policies.  Emtec Global pledged 100% of the outstanding shares of its domestic subsidiaries, eBAS and Luceo, and Emtec Global and Aveeva pledged 65% in the aggregate of the outstanding shares of Aviance Software (India) Pvt. Ltd., an Indian company.

The Company had balances of $14.9 million and $9.0 million outstanding under the revolving portion of the Credit Facility, and balances of $9.5 million and $5.4 million (included in the Company’s accounts payable) outstanding plus $430,000 and $321,000 in open approvals under the floor plan portion of the Credit Facility at November 30, 2009 and August 31, 2009, respectively. Net availability was $9.8 million and $11.9 million under the revolving portion of the Credit Facility, and additionally $2.0 million and $5.4 million was available under the floor plan portion of the Credit Facility as of November 30, 2009 and August 31, 2009, respectively.

As of November 30, 2009, the Company determined that it was in compliance with its financial covenants under the Credit Facility.

6.  Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, consist of the following (in thousands):

	For the Three Months Ended
	November 30, 2009		November 30, 2008
Departments of the U.S. Government	$41,400	56.3%	$40,195	57.4%
Canada Government Agencies	349	0.5%	-	0.0%
State and Local Governments	1,057	1.4%	2,996	4.3%
Commercial Companies	13,599	18.5%	16,759	23.9%
Education and other	17,172	23.3%	10,069	14.4%
Total Revenues	$73,577	100.0%	$70,019	100.0%

The Company reviews a client's credit history before extending credit.  The Company does not require collateral or other security to support credit sales. The Company provides an allowance for doubtful accounts based on the credit risk of specific clients, historical experience and other identified risks. Trade receivables are carried at original invoice less an estimate made for doubtful receivables, based on review by management of all outstanding amounts on a periodic basis.  Trade receivables are considered delinquent when payment is not received within standard terms of sale, and are charged-off against the allowance for doubtful accounts when management determines that recovery is unlikely and ceases its collection efforts.

The trade account receivables consist of the following (in thousands):

	November 30,	August 31,
	2009	2008
Trade receivables	$41,742	$29,767
Allowance for doubtful accounts	(335)	(304)
Trade receivables, net	$41,407	$29,463

Trade receivables include $1.9 million and $1.5 million of unbilled revenue as of November 30, 2009 and August 31, 2009, respectively.

Sales to one of the school districts in Georgia and to a department of the United States Government accounted for approximately $10.1 million or 13.7% and $8.4 million or 11.5% of the Company’s total revenues for the three months ended November 30, 2009, respectively. The same customers accounted for approximately $8.9 million or 12.8%, and $77,000 or 0.1% of the Company’s total revenues for the three months ended November 30, 2008, respectively.

Trade receivables due from school districts in Georgia and one of the departments of the U.S. Government accounted for approximately 4.9% and 22.6%, respectively, of the Company’s trade receivables as of November 30, 2009. The same clients accounted for approximately 14.4% and 21.4%, respectively of the Company’s trade receivable as of August 31, 2009.

7.  Inventories

Inventories are stated at the lower of average cost or market. Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies. At November 30, 2009 and August 31, 2009, inventories consisted of the following (in thousands):
	November 30,	August 31,
	2009	2009
Hardware, software, accessories and parts	$6,211	$4,638
Inventory reserve	(228)	(228)
Net inventories	$5,983	$4,410

8.  Accrued Liabilities

At November 30, 2009 and August 31, 2009, accrued liabilities consisted of the following (in thousands):

	November 30,	August 31,
	2009	2009

Accrued payroll	$2,706	$2,559
Accrued commissions	679	586
Accrued state sales taxes	38	74
Accrued third-party service fees	83	72
Other accrued expenses	3,073	3,432
	$6,579	$6,723

9.  Long-Term Debt

At November 30, 2009 and August 31, 2009, the Company’s long-term debt consisted of the following (in thousands):

	November 30,	August 31,
	2009	2009

5% subordinated note payable to DARR Global Holdings, Inc.	$257	$345

8% subordinated note payable to Mr. Siva Natarajan	-	410
6% subordinated note payable to Former Shareholders of KOAN-IT	471	458

Total debt	728	1,213
Less current portion	(728)	(1,213)

Long-term debt, net of current portion	$-	$-

10.  Related Party Transactions

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by a director and an officer of the Company and their related family members. During the three months ended November 30, 2009 and 2008, the Company recorded expense under this lease totaling $52,000 and $45,000, respectively. The facilities consist of office and warehouse space totaling 42,480 square feet located in Springfield, New Jersey.

The Company is occupying approximately 26,000 square feet of office and warehouse space in a 70,000 square-foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which a certain officer of the Company is a passive investor with an approximately 10% equity interest. The lease term was through November 2009 with monthly rent of $17,000. Currently, the Company is in a process of negotiating the renewal of the lease and is occupying the premise on a month-to-month basis. During the three months ended November 30, 2009 and 2008, the Company recorded expense under this lease totaling $50,000 and $47,000, respectively.

In conjunction with the acquisition of eBAS/Aveeva, the Company entered into a lease for approximately 20,000 square feet of office space in Fremont, California.  This space is leased from the spouse of an officer of eBAS/Aveeva.  The lease term is through August 31, 2011 with a monthly rent of $20,000. In March 2009, the Company subleased portion of the building for a monthly rent of $3,000 on a month-to-month basis. During the three months ended November 30, 2009 and 2008, the Company recorded expense under this lease totaling $52,000 and $60,000, respectively.

Management believes the lease payments are at or below market lease rates for similar facilities for the leases noted above.

11.  Legal Proceedings

During December 2007, the Company received a subpoena issued by the GSA Office of Inspector General (“OIG”), apparently as part of an ongoing, industry-wide investigation.  The Company produced documents and data in response to the subpoena to the OIG during 2008.  In September 2009, the Company became aware that it had been named along with several other prominent IT companies in a qui tam lawsuit entitled Christopher Crennen, et al., v. Dell Marketing, et al., filed in the United States District Court for the District of Massachusetts alleging violations of the False Claims Act relating to the Company's obligations under the Buy American Act and the Trade Agreements Act.  Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation.  These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits.  The lawsuit, which was previously under seal, appears to have been the cause of the OIG subpoena.  Despite its investigation, to date the government has declined to intervene in the lawsuit, however the Company can provide no assurance that the government will not intervene in this case or in any other qui tam suit against the Company in the future.   The Company does not know whether the relators will pursue the qui tam lawsuit independently.  The Company has filed a motion to dismiss the lawsuit.  At this time, the Company is unable to predict the timing and outcome of this matter.

12. Segment Information

The Company provides segment financial information in accordance with ASC 280, “Segment Reporting”.  The Company’s business activities are divided into two business segments, EIS and EGS. EIS consists of the Systems Division, which includes Emtec NJ, Emtec LLC, Emtec Federal and the business service management solutions offered by the ITSM practice. EGS is the Company’s enterprise applications services solutions and training business including its ERP and Application Development practice and its Business Analysis and Quality Assurance Practice.  The accounting policies of our segments are the same as those described in Note 2 and there are no material intersegment transactions.Summarized financial information relating to the Company’s operating segments is as follows (in thousands):

	(Unaudited)
	November 30,	August 31,
	2009	2009
Identifiable Assets:
EIS	$66,455	$51,586
EGS	13,885	13,687
Total Assets	$80,340	$65,273

	For the Three Months Ended
	November 30,
	(Unaudited)
	2009	2008
Revenues
EIS	$65,829	$59,306
EGS	7,748	10,713
Total Revenue	$73,577	$70,019

Gross Profit
EIS	$9,173	$6,687
EGS	1,371	2,107
Gross Profit	$10,544	$8,794

Depreciation and amortization
EIS	$369	$324
EGS	227	210
Depreciation and amortization	$596	$534

Operating Income
EIS	$2,407	$1,200
EGS	109	730
Operating Income	$2,516	$1,930

Interest and Other Expense (Income)
EIS	$70	$134
EGS	56	119
Interest and Other Expense (Income)	$126	$253

Provision for Income Taxes
EIS	$957	$416
EGS	26	254
Provision for Income Taxes	$983	$670

Net Income
EIS	$1,380	$649
EGS	27	357
Net Income	$1,407	$1,006

Capital expenditures
EIS	$89	$74
EGS	40	4
Capital expenditures	$129	$78

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).  In addition to historical information, this Quarterly Report on Form 10-Q contains our beliefs regarding future events and our future financial performance.  In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words.  You should be aware that those statements are only our predictions.  Actual events or results may differ materially.  We undertake no obligation to publicly release any revisions to forward-looking statements after the date of this report. In evaluating those statements, you should specifically consider various factors, including the risk factors discussed in our Annual Report on Form 10-K for the year ended August 31, 2009 and other reports or documents that we file from time to time with the SEC.  All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

Overview of Emtec

We are an IT systems integrator, providing consulting, services and infrastructure solutions to commercial, federal, education, state and local government clients. The Company’s areas of specific practices include IT consulting, communications, data management, enterprise computing, managed services, business service management solutions, training, storage and data center planning and development and staff augmentation solutions.  The Company’s client base is comprised of departments of federal, state and local governments in the United States and Canada, schools and commercial businesses throughout the United States and Canada.

We have divided our operating activity into two operating segments for reporting purposes: EIS and EGS. EIS consists of the Company’s historical business, which we refer to as the Systems Division, and the business service management solutions offered by the ITSM practice. EGS is the Company’s enterprise applications services solutions and training business including its ERP and Application Development practice and its Business Analysis and Quality Assurance Practice.

Consolidated Statements of Income for the Three Months Ended November 30, 2009 compared with the Three Months Ended November 30, 2008.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
	Three Months Ended November 30,
	2009	2008	Change	%
Revenues
Procurement services	$59,382	$56,359	$3,023	5.4%
Service and consulting	14,195	13,660	535	3.9%
Total Revenues	73,577	70,019	3,558	5.1%

Cost of Sales
Cost of procurement services	53,173	50,392	2,781	5.5%
Service and consulting	9,860	10,833	(973)	(9.0)%
Total Cost of Sales	63,033	61,225	1,808	3.0%

Gross Profit
Procurement services	6,209	5,967	242	4.1%
Procurement services %	10.5%	10.6%

Service and consulting	4,335	2,827	1,508	53.4%
Service and consulting %	30.5%	20.7%

Total Gross Profit	10,544	8,794	1,750	19.9%
Total Gross Profit %	14.3%	12.6%

Operating expenses:
Selling, general, and administrative expenses	7,278	6,178	1,100	17.8%
Rent expense – related party	154	152	2	1.0%
Depreciation and amortization	596	534	62	11.6%
Total operating expenses	8,028	6,864	1,164	17.0%
Percent of revenues	10.9%	9.8%

Operating income	2,516	1,930	586	30.4%
Percent of revenues	3.4%	2.8%

Other expense (income):
Interest income – other	(11)	(5)	(6)	124.4%
Interest expense	145	254	(109)	(42.9)%
Other	(8)	4	(12)	(292.1)%

Income before income taxes	2,390	1,676	714	42.6%
Provision for income taxes	983	670	313	46.6%
Net income	$1,407	$1,006	$401	39.9%
Percent of revenues	1.9%	1.4%

Consolidated Results of Operations Overview

For the three months ended November 30, 2009 compared with the three months ended November 30, 2008, total gross profit increased 19.9% from $8.8 million to $10.5 million; overall gross margin percentage rose to 14.3% from 12.6%; services and consulting gross profit increased 53.3% from $2.8 million to $4.3 million; services and consulting gross margin percentage rose to 30.5% from 20.7%; operating income increased to $2.5 million from $1.9 million, a growth of 30.4%, and earnings per share increased to $0.09 from $0.07, a growth of 28.6%.

Management examines numerous measures when analyzing the results of our operations.  Our objective is to grow the overall revenues of the Company while improving our gross margins and operating margins.  We consistently analyze our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and our earnings per share as we feel these measures appropriately reflect the performance of the Company.  We look at our segment performance for improvement in these measures as well as other operating metrics, improvements in our balance sheet and return on invested capital.  Adjusted EBITDA is a non-GAAP financial measure which may not be comparable to similarly titled measures reported by other companies and may be considered in addition to, but not as a substitute for or preferable to, other information prepared in accordance with GAAP.  We may provide additional information on the Company’s Adjusted EBITDA in press releases which will be furnished to the Securities Exchange Commission on Form 8-K.

We currently categorize our revenues and costs of sales into “Procurement Services” and “Services and Consulting.”  We have made the categorizations in order to analyze our growth in consulting and other services as a percentage of overall revenues.  We have divided our business into two segments.  EIS provides a broad range of IT infrastructure services for our clients.  These services are focused on improving the value IT assets provide to an organization, and to reduce the costs of these assets.  EGS was formed to provide IT application consulting and other services.  These services typically include business process improvement through the use of technology.  Our consultants are skilled in a wide array of technologies in this segment.

We discuss the results of each segment below.

Results of Operations -EIS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the three months ended November 30, 2009 and 2008.

EIS
STATEMENTS OF INCOME
(In thousands)
	Three Months Ended November 30,
	2009	2008	Change	%
Revenues
Procurement services	$59,382	$56,359	$3,023	5.4%
Service and consulting	6,447	2,947	3,500	118.8%
Total Revenues	65,829	59,306	6,523	11.0%

Cost of Sales
Cost of procurement services	53,173	50,392	2,781	5.5%
Service and consulting	3,484	2,227	1,257	56.4%
Total Cost of Sales	56,657	52,619	4,038	7.7%

Gross Profit
Procurement services	6,209	5,967	242	4.1%
Procurement services %	10.5%	10.6%

Service and consulting	2,963	720	2,243	311.5%
Service and consulting %	46.0%	24.4%

Total Gross Profit	9,172	6,687	2,485	37.2%
Total Gross Profit %	13.9%	11.3%

Operating expenses:
Selling, general, and administrative expenses	6,295	5,070	1,225	24.2%
Rent expense – related party	101	92	9	9.8%
Depreciation and amortization	369	324	45	13.9%
Total operating expenses	6,765	5,486	1,279	23.3%
Percent of revenues	10.3%	9.3%

Operating income	2,407	1,201	1,206	100.4%
Percent of revenues	3.7%	2.0%

Other expense (income):
Interest income – other	(11)	(3)	(8)	266.7%
Interest expense	87	138	(51)	-37.0%
Other	(6)	-	(6)	N/A

Income before income taxes	2,337	1,066	1,271	119.2%
Provision (benefit) for income taxes	957	416	541	130.1%
Net income	$1,380	$650	$730	112.3%
Percent of revenues	2.1%	1.1%

Comparison of the Three Months Ended November 30, 2009 and 2008 - EIS

Revenues - EIS

EIS division’s total revenues increased $6.5 million, or 11.0%, to $65.8 million for the three months ended November 30, 2009, compared to $59.3 million for the three months ended November 30, 2008.  EIS division’s total revenue includes revenues from the Company’s historical business, which we refer to as the Systems Division, and KOAN-IT, which was acquired on February 12, 2009, and includes the assets of EMS which were acquired on May 12, 2009.  KOAN-IT’s total revenues (including revenues derived from the assets acquired from EMS) for the three months ended November 30, 2009 were $1.7 million. Without these acquisitions Systems Division’s revenue increased $4.8 million, or 8.1%, to $64.1 million for the three months ended November 30, 2009, compared to $59.3 million for the three months ended November 30, 2008.

Procurement services revenue increased $3.0 million, or 5.4%, to $59.4 million for the three months ended November 30, 2009, compared to $56.4 million for the three months ended November 30, 2008. This increase is primarily attributable to an increases in our education business attributable to various IT projects for school districts in Florida and Georgia and increase in various departments of the U.S. government, which was partially offset by a decrease in our clients’ IT spending, particularly in commercial business and various governmental agencies in the State of New Jersey.  We believe that this decrease in commercial business can be attributed to the current economic downturn.

Services and consulting revenue for the Systems Division increased $3.5 million, or 118.8%, to $6.4 million for the three months ended November 30, 2009, compared to $2.9 million for the three months ended November 30, 2008. This increase is mainly attributable to various IT projects for school districts in Florida and Georgia and various departments of the U.S. government during the three months ended November 30, 2009.

Our EIS division’s revenues, by client type, are comprised of the following (in thousands):

	For the Three Months Ended
	November 30, 2009		November 30, 2008
Departments of the U.S. Government	$41,400	62.9%	$40,195	67.8%
Canada Government Agencies	349	0.5%	-	0.0%
State and Local Governments	1,057	1.6%	2,996	5.1%
Commercial Companies	5,851	8.9%	6,046	10.2%
Education and other	17,172	26.1%	10,069	17.0%
Total Revenues	$65,829	100.0%	$59,306	100.0%

During the three months ended November 30, 2009 and 2008, U.S. governmental department and agency related revenues represented approximately 62.9% and 67.8% of total EIS division’s revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture and Department of Commerce. Revenues from various civilian and military U.S. governmental departments and agencies increased by approximately $1.2 million during the three months ended November 30, 2009 compared with the three months ended November 30, 2008. This increase is primarily attributable to retooling of our federal sales force during fiscal 2009 to focus more on services.

The state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies in the State of New Jersey. We expect that until tax revenues increase in state and local governments we will not see a large amount of growth from these clients.

Revenues from commercial clients decreased by approximately $195,000 during the three months ended November 30, 2009 compared with the three months ended November 30, 2008. This decrease is mainly due to the current economic downturn that caused reductions in technology and discretionary spending by our commercial clients.

During the three months ended November 30, 2009, revenues from our education business increased by approximately $7.1 million compared with the three months ended November 30, 2008.  This increase is attributable to the increase in various IT projects for school districts in Florida and Georgia during the three months ended November 30, 2009.  During our fiscal years 2008 and 2009, we took steps to increase our business with our existing customers by outsourcing more of their infrastructure managed services needs and to increase our penetration with additional clients in this market.  These steps increased the amount of long-term recurring revenue we have with these clients.

Gross Profit - EIS

Aggregate gross profit for our EIS division increased $2.5 million, or 37.2%, to $9.2 million for the three months ended November 30, 2009 as compared to $6.7 million for the three months ended November 30, 2008. This increase was mainly attributable to an increase in the gross profit derived from our services and consulting revenues of $2.2 million. This services gross profit increase includes an increase of $509,000 from KOAN-IT, which was acquired on February 12, 2009, and the assets of EMS, which were acquired on May 12, 2009.

Measured as a percentage of revenues, our gross profit margin for our EIS division increased to 13.9% of our EIS division’s revenues for the three months ended November 30, 2009 from 11.3% for the three months ended November 30, 2008. This increase is primarily a result of an increase in our service and consulting gross profit margin attributable to higher utilization of our engineering resources and increase in our services and consulting revenue associated with IT projects for school districts in Florida, Georgia and various departments of the U.S. government during the three months ended November 30, 2009.

Selling, General and Administrative Expenses -EIS

Selling, general and administrative expenses for our EIS division increased by $1.2 million, or 24.2% to $6.3 million for the three months ended November 30, 2009, compared to $5.1 million for the three months ended November 30, 2008.

EIS division’s selling, general and administrative expenses includes selling, general and administrative expenses from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of EMS, which were acquired on May 12, 2009.  KOAN-IT’s selling, general and administrative expenses (including selling, general and administrative expenses related to the assets acquired from EMS) for the three months ended November 30, 2009 were $423,000. Without these acquisitions, Systems Division’s selling, general and administrative expenses increased by $802,000, or 15.3% to $5.9 million for the three months ended November 30, 2009, compared to $5.1 million for the three months ended November 30, 2008. Additionally, during the quarter ended November 30, 2008, the Company recovered $270,000 of previously expensed professional fees associated with defending the Company’s tax positions during the IRS’ 2003 and 2004 tax audits and appeals process, based on an indemnification right associated with the April 2004 Westwood merger. Without this one-time recovery of $270,000 recorded as a reduction of selling, general and administrative expenses in three months ended November 30, 2008, Systems Division’s selling, general and administrative expenses would have increased by $532,000, or 10.5%. This increase is mainly due to increase of $351,000 in bonus expense related to positive performance of the EIS division. The remaining increase of approximately $181,000 is mainly due to expense categories such as new hires, recruiting, marketing, professional fees and merger and acquisition related costs.

Rent Expense-Related Party - EIS

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by a certain director of the Company and his related family members. The original lease term was through April 2009 with monthly base rent of $15,000. We exercised the option to extend the lease for an additional five year term through April 2014, with monthly base rent of $18,000. During the three months ended November 30, 2009 and 2008, we recorded $52,000 and $45,000 in expense under this lease, respectively.

We occupy approximately 26,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA.  This space is leased from a limited liability company in which a certain officer of our company is a passive investor with an approximately 10% equity interest. The lease term is for 5 years with monthly base rent of $16,000.  During the three months ended November 30, 2009 and 2008, we recorded expense under this lease totaling $50,000 and $47,000, respectively.

Management believes the facilities noted above are being leased at rates consistent with the market rates.

Depreciation and Amortization - EIS

Depreciation and amortization expense for our EIS division increased by 13.9%, or $45,000, to $369,000 for the three months ended November 30, 2009, compared to $324,000 for the three months ended November 30, 2008.  EIS division’s depreciation and amortization expense includes depreciation and amortization expense from Systems Division and KOAN-IT, which was acquired on February 12, 2009, and the assets of EMS which were acquired on May 12, 2009.  KOAN-IT’s depreciation and amortization expense (including depreciation and amortization expense related to the assets acquired from EMS) for the three months ended November 30, 2009 was $69,000.  Without these acquisitions, Systems Division’s depreciation and amortization expense decreased by $24,000.

As of November 30, 2009, intangible assets of the EIS division consisted of: the estimated value ascribed to customer relationships of $9.9 million less accumulated amortization of $2.7 million; the estimated value ascribed to non-competes of $29,000 less accumulated amortization of $5,000; and the estimated value ascribed to trademarks of $173,000 less accumulated amortization of $28,000.  As of August 31, 2009 intangible assets of the EIS division consisted of: the estimated value ascribed to customer relationships of $9.9 million less accumulated amortization of $2.5 million; the estimated value ascribed to non-competes of $28,000 less accumulated amortization of $3,000; and the estimated value ascribed to trademarks of $169,000 less accumulated amortization of $19,000. The assets ascribed to customer relationships are being amortized on a straight-line basis over 6 to 15 years and non-compete covenants and trademarks are being amortized on a straight-line basis over 5 years.  Amortization expense for the EIS division was $208,000, and $145,000 for the three months ended November 30, 2009 and 2008, respectively.

Operating Income - EIS

Operating income for our EIS division for the three months ended November 30, 2009 increased by 100.4%, or $1.2 million, to $2.4 million, compared to operating income of $1.2 million for the three months ended November 30, 2008. EIS division’s operating income includes operating income from Systems Division and KOAN-IT, which was acquired on February 12, 2009, and the assets of EMS, which were acquired on May 12, 2009.  KOAN-IT’s operating income (including operating income attributable to the assets acquired from EMS) for the three months ended November 30, 2009 was $40,000.  Without these acquisitions Systems Division’s operating income would have increased $1.2 million, or 97.1%, to $2.4 million for the three months ended November 30, 2009, compared to $1.2 million for the three months ended November 30, 2008. This increase in operating income is mainly attributable to increased services and consulting revenue as discussed in the Total Revenue and Gross Profit sections above.

Interest expense - EIS

Interest expense for the EIS division decreased by 37.0%, or $51,000, to $87,000 for the three months ended November 30, 2009, compared to $138,000 for the three months ended November 30, 2008.  We recorded approximately $20,000 in unused floor plan fees as interest expense during the three months ended November 30, 2009. Without this unused floor plan fee accrual under the credit facility with the Lender, our interest expense would have been decreased by $71,000.  This is primarily attributable to lower balances on various notes payable and a lower average interest rate charged on the line of credit, which was attributable to a decrease in the prime rate during this period. The average interest rate charged on the line of credit by the Lender was approximately 3.6% and 4.0% for three months ended November 30, 2009 and 2008, respectively.

Provision for income taxes -EIS

We recorded income tax expense of $957,000 for the three months ended November 30, 2009 as compared to $416,000 for the three months ended November 30, 2008. The effective tax rate was 41.0% for the three months ended November 30, 2009 as compared to 39.1% for the three months ended November 30, 2008. The lower effective tax rate in the three months ended November 30, 2008 was primarily the result of over accruals of interest expense in prior periods that resulted in recognition of offsets to income tax expense for the three months ended November 30, 2008 due to net tax settlements during the period.

Results of Operations –EGS

Most of the clients EGS serves are commercial clients.  While our consultants are typically working on long- term projects, we believe that the general economic slowdown has impacted our ability to sell services the way these businesses had typically operated before the acquisitions.  In addition, it has been our intention to convert these businesses to a new sales model and cross-sell their services across our organization.  During 2009, we took steps to add additional sales resources in the U.S., to change our training methodologies of our consultants and to shift recruiting resources to an onshore/offshore model.  We have also defined four practices within EGS that we are starting to sell as full service practice offerings using projects as opposed to typical staff augmentation.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the three months ended November 30, 2009 and 2008.

EGS
STATEMENTS OF INCOME
(In thousands)
	Three Months Ended November 30,
	2009	2008	Change	%
Revenues
Service and consulting	$7,748	$10,713	$(2,965)	-27.7%
Total Revenues	7,748	10,713	(2,965)	-27.7%

Cost of Sales
Service and consulting	6,376	8,606	(2,230)	-25.9%
Total Cost of Sales	6,376	8,606	(2,230)	-25.9%

Gross Profit
Service and consulting	1,372	2,107	(735)	-34.9%
Service and consulting %	17.7%	19.7%

Total Gross Profit	1,372	2,107	(735)	-34.9%
Total Gross Profit %	17.7%	19.7%

Operating expenses:
Selling, general, and administrative expenses	983	1,108	(125)	-11.3%
Rent expense – related party	53	60	(7)	-11.7%
Depreciation and amortization	227	210	17	8.1%
Total operating expenses	1,263	1,378	(115)	-8.3%
Percent of revenues	16.3%	12.9%

Operating income	109	729	(620)	-85.0%
Percent of revenues	1.4%	6.8%

Other expense (income):
Interest income – other	-	(2)	2	-100.0%
Interest expense	58	116	(58)	-50.0%
Other	(2)	4	(6)	-146.2%

Income before income taxes	53	611	(558)	-91.3%
Provision (benefit) for income taxes	26	254	(228)	-89.8%
Net income	$27	$357	$(330)	-92.4%
Percent of revenues	0.3%	3.3%

Comparison of the Three Months Ended November 30, 2009 and 2008 - EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  EGS division’s total revenues decreased $3.0 million, or 27.7%, to $7.7 million for the three months ended November 30, 2009, compared to $10.7 million for the three months ended November 30, 2008. This decline was caused by a 22.1% decrease in hours billed and a 7.2% decrease in the average hourly billing rate during the three months ended November 30, 2009 compared with the corresponding period in 2008. The decrease in billable hours is mainly due to decreases in our Business Analysis and Quality Assurance practices. Most of the clients EGS serves are commercial clients and we believe that this decrease in commercial business is primarily attributed to the current economic downturn.

 Gross Profit - EGS

EGS division’s gross profit decreased $736,000, or 34.9%, to $1.4 million for the three months ended November 30, 2009, compared to $2.1 million for the three months ended November 30, 2008. We believe this decrease is mainly due to the economic downturn as discussed in the Revenue section above.

Measured as percentages of revenues, our gross profit margin for the EGS division decreased to 17.7% of our EGS division’s revenues for the three months ended November 30, 2009 from 19.7% for the three months ended November 30, 2008. We believe this decrease is mainly due to the decreased billing rate per hour, as a result of pricing pressure from our commercial clients.

Selling, General and Administrative Expenses - EGS

EGS division’s selling, general and administrative expenses decreased $125,000, or 11.3%, to $983,000 for the three months ended November 30, 2009, compared to $1.1 million for the three months ended November 30, 2008. This decrease in selling, general and administrative expenses is primarily attributable to the reduction of various expense categories including commissions due to lower gross profits, travel, lodging, recruiting, business insurance, rent for guesthouses, professional and consulting fees and training and others. Selling, general and administrative expenses for the three months ended November 30, 2009 includes $90,000 in retention bonuses paid to business development personnel.

Rent Expense-Related Party - EGS

We occupy approximately 20,000 square feet of office space in Fremont, CA.  This space is leased from the spouse of the President of eBAS/Aveeva.  The lease term is for 3 years with monthly base rent of $20,000.  In March 2009, we subleased a portion of the building for a monthly rent of $3,000 on month-to-month basis to reduce costs. During the three months ended November 30, 2009 and 2008, we recorded $53,000 and $60,000 in expense under this lease.

Management believes the lease noted above is being leased at a rate consistent with the market rate.

Depreciation and Amortization - EGS

EGS division’s depreciation and amortization expense increased $17,000, or 8.1%, to $227,000 for the three months ended November 30, 2009, compared to $210,000 for the three months ended November 30, 2008. The increase is due to depreciation expense associated with computer equipment we purchased for our training facility during three months ended August 31, 2009.

As of November 30, 2009, intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4.2 million less accumulated amortization of $1.0 million, and the estimated value ascribed to non-competes of $370,000 less accumulated amortization of $104,000. As of August 31, 2009, intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4.2 million less accumulated amortization of $820,000, and the estimated value ascribed to non-competes of $370,000 less accumulated amortization of $86,000. The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 9 years and noncompete covenants and trademarks are being amortized on a straight-line basis over 5 years. Amortization expense for the EGS division was $200,000, and $200,000 for the three months ended November 30, 2009 and 2008, respectively.

Operating income -EGS

Operating income for our EGS division for the three months ended November 30, 2009 decreased by 85.2%, or $621,000, to $108,000, compared to operating income of $729,000 for the three months ended November 30, 2008. This decrease in operating income is mainly due to a decrease in services and consulting revenue as discussed in the Revenue and Gross Profit sections above. Additionally, during the three months ended November 30, 2009, we paid $90,000 in retention bonuses to business development personnel, which decreased our operating income.

Interest expense -EGS

Interest expense for our EGS division for the three months ended November 30, 2009 decreased by 50.0%, or $58,000, to $58,000, compared to interest expense of $116,000 for the three months ended November 30, 2008. This is primarily attributable to lower total interest on an 8% subordinated note payable, which was paid in full in September 2009 and a lower average interest rate charged on the line of credit attributable to a decrease in the prime rate during this period. The average interest rate charged on the line of credit by the Lender was approximately 3.6% and 4.0% for three months ended November 30, 2009 and 2008, respectively.

Provision for income taxes -EGS

We recorded an income tax expense of $25,000 for the three months ended November 30, 2009 as compared to $254,000 for the three months ended November 30, 2008. The effective tax rate was 48.1% for the three months ended November 30, 2009 as compared to 41.6% for the three months ended November 30, 2008. The higher effective tax rate in the three months ended November 30, 2009 was primarily the result of  the effect of permanently non-deductible expenses on a smaller pre-tax income base.

Recently Issued Accounting Standards

Noncontrolling Interests in Consolidated Financial Statements

We adopted the new accounting and presentation standards for noncontrolling interests in accordance with ASC 810 “Consolidation” effective September 1, 2009.  This statement establishes accounting and reporting standards for the noncontrolling interests (minority interests) in a subsidiary and for the deconsolidation of a subsidiary. Effective September 1, 2009, noncontrolling interests will be classified as equity in the Company’s financial statements and income and comprehensive income attributed to the noncontrolling interests will be included in the Company’s income and comprehensive income. The provisions of this standard must be applied retrospectively upon adoption. The adoption of the new accounting and presentation standards did not have any effect on our financial statements since all of our existing subsidiaries are wholly-owned.

Business Combinations

We adopted the new accounting standard for business combinations in accordance with ASC 805 “Business Combinations.”  The new standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. The new provisions of ASC 805 are effective for our business combinations occurring on or after September 1, 2009. There was no financial statement impact upon adoption of the provisions of ASC 805, but it may materially affect our accounting for future acquisitions.

Liquidity and Capital Resources

Cash at November 30, 2009 of $4.2 million represented an increase of $2.5 million from cash of $1.7 million at August 31, 2009. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit.  Borrowings under our line of credit at November 30, 2009 increased to $14.9 million from $9.0 million at August 31, 2009. As of November 30, 2009, our net working capital (defined as the excess of our current assets over our current liabilities) was $1.9 million higher than it was at August 31 2009. The increase in working capital is primarily attributable to net income of $1.4 million for the three months ended November 30, 2009.

The Company, Emtec NJ, Emtec LLC, Emtec Federal, Emtec Global, Luceo, eBAS and Aveeva (collectively, the “Borrower”), are parties to a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender provides the Borrower with a revolving credit loan and floor plan loan (the “Credit Facility”) until December 7, 2010. The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility. For detailed information on terms of the Credit Facility, refer to footnote#5 – Line of Credit of the Condensed Consolidated Financial Statements in this Quarterly Report on the Form 10-Q for the three months ended November 30, 2009, or the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

The Company had balances of $14.9 million and $9.0 million outstanding under the revolving portion of the Credit Facility, and balances of $9.5 million and $5.4 million (included in the Company’s accounts payable) outstanding plus $430,000 and $321,000 in open approvals under the floor plan portion of the Credit Facility at November 30, 2009 and August 31, 2009, respectively. Net availability was $9.8 million and $11.9 million under the revolving portion of the Credit Facility, and additionally $2.0 million and $5.4 million was available under the floor plan portion of the Credit Facility as of November 30, 2009 and August 31, 2009, respectively.

As of November 30, 2009, the Company determined that it was in compliance with its financial covenants under the Credit Facility.

As of November 30, 2009, we had open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $41.0 million with outstanding principal of approximately $19.3 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations and financial condition.

Capital expenditures of approximately $129,000 during the three months ended November 30, 2009 related primarily to the purchase of computer equipment for internal use, purchase of automobile for our service technicians and software costs to upgrade various modules of our accounting systems.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations. Based on this definition, our most critical policies include revenue recognition, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, rebates and income taxes.

Revenue Recognition

We recognize revenue from the sales of products when risk of loss and title passes, which is upon client acceptance.

Product revenue represents sales of computer hardware and pre-packaged software.  These arrangements often include software installations, configurations and imaging, along with delivery and set-up of hardware.  We follow the criteria contained in Staff Accounting Bulletin 104 (“SAB 104”) in recognizing revenue associated with these transactions.  We perform software installations, configurations and imaging services at our locations prior to the delivery of the product.  Some client arrangements include “set-up” services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at client workstations by plugging in all necessary connections.  This service is usually performed the same day as delivery.  Revenue is recognized on the date of acceptance, except as follows:

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

▪
There are occasions when a client requests a transaction on a “bill & hold” basis.  We follow the SAB 104 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of SAB 104 are met. We do not modify our normal billing and credit terms for these clients. The client is invoiced at the date of revenue recognition when all of the criteria have been met. As of November 30, 2009 and 2008, we did not have any bill & hold transactions.

We have experienced minimal client returns.  Since some eligible products must be returned to us within 30 days from the date of the invoice, we reduce the product revenue and cost of goods in each accounting period based on the actual returns that occurred in the next 30 days after the close of the accounting period.

Revenue from the sale of warranties and support service contracts is recognized on a straight-line basis over the term of the contract.

We recognize revenue from sale arrangements that contain both procurement revenue and services and consulting revenue based on the relative fair value of the individual components.  The relative fair value of individual components is  based on historical sales of the components sold separately.

Revenues from the sale of third party manufacturer warranties and manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the client are recognized immediately on their contract sale date.  Manufacturer support service contracts contain cancellation privileges that allow our clients to terminate a contract with 90 days’ written notice.  In this event, the client is entitled to a pro-rated refund based on the remaining term of the contract, and we would owe the manufacturer a pro-rated refund of the cost of the contract.  However, we have experienced no client cancellations of any significance during our most recent 3-year history and we do not expect cancellations of any significance in the future.  As the Company is not obligated to perform these services, we determined it is more appropriate to recognize the net amount of the revenue and related payments as net revenue at the time of sale.

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

Goodwill and Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with ASC 350 “Intangibles-Goodwill and Others”, goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company has set an annual impairment testing date of June 1.  The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805 “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of June 1.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

Intangible assets at November 30, 2009 and August 31, 2009 consisted of the value ascribed to customer relationships and noncompete covenants.  The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 15 years and five years for noncompete covenants.  Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC 350 “Intangibles-Goodwill and Others.”  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Rebates

Rebates are recorded in the accompanying consolidated statements of income as a reduction of the cost of revenues.

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

Item 3.    Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.  We have entered into no forward or future contracts, purchased no options and entered into no swaps.  Our primary market risk exposures are those of interest rate fluctuations.  A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility.  Our balance on the line of credit at November 30, 2009 was approximately $15.0 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $150,000 annually.

Item 4T.       Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2009.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

During December 2007, we received a subpoena issued by the GSA Office of Inspector General,  apparently as part of an ongoing, industry-wide investigation.  We produced documents and data in response to the subpoena to the OIG during 2008.  In September 2009, we became aware that the Company had been named along with several other prominent IT companies in a qui tam lawsuit entitled Christopher Crennen, et al., v. Dell Marketing, et al., filed in the United States District Court for the District of Massachusetts alleging violations of the False Claims Act related to the Company's obligations under the Buy American Act and the Trade Agreements Act.  Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation.  These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits.  The lawsuit, which was previously under seal, appears to have been the cause of the OIG subpoena.  Despite its investigation, to date the government has declined to intervene in the lawsuit, however we can provide no assurance that the government will not intervene in this case or in any other qui tam suit against the Company in the future.   The Company does not know whether the relators will pursue the qui tam lawsuit independently.  We have filed a motion to dismiss the lawsuit.  At this time, we are unable to predict the timing and outcome of this matter.

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business.  Except as set forth above, the Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 6.    Exhibits

Exhibit 10.1 – Employment Agreement between the Company and Stephen C. Donnelly dated September 21, 2009.(1)

Exhibit 10.2 – Employment Agreement between the Company and Sunil Misra dated November 6, 2009.(1)

Exhibit 10.3 – Employment Agreement between the Company and Samir Bhatt dated December 1, 2009.

Exhibit 10.4 – Second Amendment to Lease Agreement, dated as of May 1, 2009, between Westwood Properties Holdings LLC and Emtec Federal, Inc., for Springfield New Jersey facility.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated January 14, 2010.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated January 14, 2010.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated January 14, 2010.

Exhibit 32.2 - Section 1350 Certificate of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated January 14, 2010.

(1) Previously filed as an exhibit to Registrant’s Form 10-K dated August 31, 2009, filed on November 25, 2009 and incorporated herein by reference.

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

Date: January 14, 2010