Form 10-Q
period 2010-02-28
EMTEC INC/NJ
filed 2010-04-14
CIK 5117

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

  As of April 5, 2010, there were outstanding 15,742,431 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2010

Table of Contents

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share and Share Data)

	February 28, 2010
	(Unaudited)	August 31, 2009

Assets

Current Assets

Cash	$2,808	$1,713
Receivables:
Trade, less allowance for doubtful accounts	20,500	29,463
Other	2,765	2,184
Inventories, net	3,118	4,410
Prepaid expenses and other	2,871	2,184
Deferred tax asset - current	804	680

Total current assets	32,866	40,634

Property and equipment, net	1,290	1,390
Intangible assets, net	10,467	11,235
Goodwill	11,446	11,424
Deferred tax asset- long term	427	459
Other assets	128	131

Total assets	$56,624	$65,273

Liabilities and Stockholders' Equity

Current Liabilities

Line of credit	$10,616	$9,035
Accounts payable	17,076	25,390
Current portion of long term debt - related party	170	1,213
Income taxes payable	32	590
Accrued liabilities	5,666	6,723
Deferred revenue	2,125	2,103

Total current liabilities	35,685	45,054

Deferred tax liability- long term	2,653	2,816
Accrued liabilities	178	180

Total liabilities	38,516	48,050

Commitments and contingencies
Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized;
18,607,020 and 18,059,679 shares issued and 15,742,431 and 15,195,090,
outstanding at February 28, 2010 and August 31, 2009, respectively	186	181
Additional paid-in capital	21,063	20,794
Retained earnings	2,228	1,671
Accumulated other comprehensive income	227	173
	23,704	22,819
Less: treasury stock, at cost, 2,864,589 shares	(5,596)	(5,596)

Total stockholders' equity	18,108	17,223

Total liabilities and stockholders' equity	$56,624	$65,273

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except per Share and Share Data)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2010	2009	2010	2009
Revenues

Procurement services	$23,275	$29,414	$82,657	$85,773
Service and consulting	12,828	12,547	27,023	26,208

Total Revenues	36,103	41,961	109,680	111,981

Cost of Sales

Cost of procurement services	21,036	26,371	74,209	76,763
Service and consulting	9,165	9,464	19,025	20,297

Total Cost of Sales	30,201	35,835	93,234	97,060

Gross Profit

Procurement services	2,239	3,043	8,448	9,010
Service and consulting	3,663	3,083	7,998	5,911

Total Gross Profit	5,902	6,126	16,446	14,921

Operating expenses:

Selling, general, and administrative expenses	6,441	5,758	13,719	11,936
Rent expense – related parties	157	152	311	305
Depreciation and amortization	571	568	1,167	1,102
Total operating expenses	7,169	6,478	15,197	13,343

Operating income (loss)	(1,267)	(352)	1,249	1,578

Other expense (income):
Interest income – other	(5)	(6)	(16)	(11)
Interest expense	159	270	303	524
Other expense	(2)	-	(9)	4

Income (loss) before income taxes	(1,419)	(616)	971	1,061
Provision for income taxes	(569)	(231)	413	440
Net income (loss)	$(850)	$(385)	$558	$621

Net income (loss) per common share
Basic and Diluted	$(0.06)	$(0.03)	$0.04	$0.04

Weighted Average Shares Outstanding
Basic	15,027,140	14,629,231	15,027,140	14,629,231

Diluted	15,424,322	14,629,231	15,252,454	14,788,619

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	For the Six Months Ended February 28,
	2010	2009
Cash Flows From Operating Activities
Net income	$558	$621

Adjustments to Reconcile Net Income to Net
Cash Used In Operating Activities
Depreciation and amortization	345	402
Amortization related to intangible assets	822	700
Deferred income taxes (benefit)	(271)	(162)
Stock-based compensation	274	84
Indemnification of professional fees	-	(270)

Changes In Operating Assets and Liabilities
Receivables	8,414	6,721
Inventories	1,291	(956)
Prepaid expenses and other assets	(653)	185
Accounts payable	(8,317)	(7,737)
Income taxes payable	(558)	9
Accrued liabilities	(1,131)	293
Deferred revenue	(14)	(313)
Net Cash Provided By (Used In) Operating Activities	760	(423)

Cash Flows From Investing Activities
Purchases of property and equipment	(251)	(315)
Acquisition of businesses, net of cash acquired	-	(897)
Goodwill/ tax settlement	-	(165)
Net Cash Used In Investing Activities	(251)	(1,377)

Cash Flows From Financing Activities
Net increase in line of credit	1,581	3,402
Repayment of debt	(1,059)	(474)
Net Cash Provided By Financing Activities	522	2,928

Effect of rate changes on cash	64	(51)

Net Increase in Cash	1,095	1,077
Beginning Cash	1,713	2,025

Ending Cash	$2,808	$3,102
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,141	$209
Interest	$206	$146

Supplemental Schedule of Non Cash Investing and Financing Activities
Indemnification receivable due from former shareholders settled by the amounts due to former shareholders	$-	$631

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements.  Quarterly results are not necessarily indicative of results for the full year. For further information, refer to the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

2.  General

Description of Business

Emtec, Inc. a Delaware corporation (the “Company”) established in 1964, is a systems integrator providing information technology (“IT”) services and products to the federal, state, local, education and commercial markets. Emtec helps clients identify and prioritize areas for improvement and then implement process, technology and business application improvements that reduce cost, improve service and align the delivery of IT with the needs of their organization.  The Company’s value-based management methods, coupled with IT technology, consulting and development services, allow us to address a wide range of specific client needs, as well as support broader IT transformation initiatives.  The Company’s client base is comprised of departments of federal, state and local governments in the United States and Canada, schools and commercial businesses throughout the United States and Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Emtec, Inc., a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly-owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), Emtec Global Services LLC (“EGS”), EGS’ wholly-owned subsidiaries Luceo, Inc. (“Luceo”), eBusiness Application Solutions, Inc. (“eBAS”), Aveeva, Inc. (“Aveeva”), Emtec Services Mauritius (“Emtec Mauritius”), and Emtec Mauritius’s subsidiary Emtec Software India Private Limited (“Emtec India”), formerly Aviance Software India Private Limited (“Aviance”), Emtec Infrastructure Services Corporation (“EIS-US”), and EIS-US’s wholly-owned subsidiaries Emtec Infrastructure Services Canada Corporation (“EIS-Canada”), which is referred to in this report as KOAN-IT, and KOAN-IT (US) Corp. (“KOAN-IT (US)”). Significant intercompany account balances and transactions have been eliminated in consolidation.

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, receivable and inventory valuations, impairment of goodwill and other long-lived assets and income taxes.  Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances.  The Company reviews these matters and reflects changes in estimates as appropriate.  Actual results could differ materially from those estimates.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  The changes in the carrying amount of goodwill for the six months ended February 28, 2010, by reportable segments are as follows (in thousands):

	EIS	EGS	Total
Balance at August 31, 2009	$9,683	$1,741	$11,424
Foreign currency translation effect of Canadian goodwill	22	-	22
Balance at February 28, 2010	$9,705	$1,741	$11,446

In accordance with ASC 350 “Intangibles- Goodwill and Other,” goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is tested for impairment at one level below an operating segment (also known as a component) in accordance with the guidance of FASB ASC Topic 350. These reporting units are comprised of Systems Division, KOAN-IT, Luceo and eBAS/Aveeva.  The Company has set an annual impairment testing date of June 1.

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

The following table presents a summary of the Company’s goodwill by reporting unit at February 28, 2010, as well as critical assumptions used in the valuation of the reporting units at June 1, 2009, the Company’s annual testing date:

	Goodwill
					Years of Cash Flow % By Which Reporting Unit
			Discount	Terminal	before Terminal	Fair Value Exceeds its
Reporting Unit	$'000	% of total	Rate	Growth Rate	Value	Carrying Value*
Systems Division	8,817	77.0%	15.6%	4.0%	10	68.8%
Luceo	1,671	14.6%	17.5%	4.0%	10	992.3%
eBAS/Aveeva	70	0.6%	17.1%	4.0	10	887.7%
KOAN-IT	888	7.8%	17.5%	4.0%	10	4652.0%
Total	11,446	100.0%

* As of June 1, 2009

At the last annual impairment testing date of June 1, 2009, the Company’s market capitalization was less than its carrying value.  Since the Company’s stock does not trade frequently and with the stock price being volatile, management believes that other valuation methods are more appropriate to reflect the fair value of the Company.  Accordingly, the Company determined the fair value of its Systems Division reporting unit using an equally weighted combination of the discounted cash flow and guideline company valuation approaches.  For the Company’s remaining reporting units (Luceo, eBAS/Aveeva and KOAN-IT), fair value was determined using the discounted cash flow valuation approach, as in the Company’s opinion, this method currently results in the most accurate calculation of fair value for these reporting units.    The rationale for relying solely on one valuation approach for these reporting units was that these reporting units were all acquired by the Company within the last two years (as of August 31, 2009) and have relatively brief operating histories from which to base a comparison to publicly traded companies under the guideline company valuation approach.

Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, discount rates, weighted average costs of capital and views on future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. As part of this analysis, the Company engaged an external valuation firm to review and validate the Company’s impairment analysis to value its goodwill.

Under the discounted cash flow method, the Company determined fair value based on the estimated future cash flows of each reporting unit, discounted to present value using risk-adjusted  discount rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Cash flow projections are derived from budgeted amounts and operating forecasts (typically a five-year model) plus an estimate of later period cash flows, all of which are developed by the Company. Subsequent period cash flows are developed for each reporting unit using growth rates that the Company believes are reasonably likely to occur along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Under the guideline company approach, the Company determined the estimated fair value of its Systems Division by comparison to prices paid for similar companies. The search for guideline companies began with examination of reporting public companies, which were in similar businesses as the Systems Division. From this list, we identified companies that were similar to the Systems Division business characteristics with regard to product offerings, services performed, growth rates, profitability and size in terms of assets held and volume of sales.   This approach to value is based on the premise that prices paid for the stock of one company can provide an indication of what a willing buyer would pay for the stock of another company sharing similar characteristics.  More specifically, this approach involves establishing relationships between the price for shares of similar public companies and certain benchmarks such as revenues, earnings, earnings before interest and taxes (“EBIT”) and EBITDA, net income or book value.  In valuing the Systems Division, the Company utilized the multiples of market value of capital (“MVC”) divided by revenue and MVC/EBITDA of the selected guideline companies.  These multiples were applied to the System Division’s operating results for the twelve months ended May 31, 2009 in order to derive a fair value under the guideline company approach.

One of the key assumptions in the five-year budgets, which are the basis of the discounted cash flow approach, is the projected revenue growth of each reporting unit.   For each reporting unit, the Company has based its estimate of projected revenue growth on forecasted revenue growth on a macro-level (IT industry and overall US economy) and micro-level (purchasing patterns for specific customers).  For other assumptions in the five-year forecasts, the Company projected gross profit margins at close to historical levels, investments in variable selling and management overhead costs to support revenue growth and increased fixed operating costs at the rate of inflation.  To the extent forecasted revenue is not met for a reporting unit, the Company still has the ability to achieve forecasted profitability (EBITDA) by controlling its cost structure.  Annual revenue growth for each reporting unit is forecasted to be at a higher level in the initial five-year operating forecast and is gradually decreased to the terminal value growth rate for the remaining years under the cash flow approach.

Key assumptions in the discounted cash flow approach include the discount rate and terminal growth rate.  The discount rate, which is specific to each reporting unit and is used to determine the present value of future debt-free net cash flow stream, is a blended rate combining required rates of return on debt and equity instruments with comparable risk characteristics. Using such a blended rate appropriately reflects the cost of the debt and equity investment forming the capital of an enterprise, whereas the terminal growth rate at the end of the discrete projection period is determined by using the Constant Growth Valuation Model.  The Constant Growth Valuation Model is based on the assumption that the specific reporting unit will undergo a steady long-term rate of growth in earnings and that the investor purchasing the business has a required rate of return he is willing to accept for his investment.  It assumes a continuing growth in cash flow per annum into perpetuity (consistent with expected real annual growth rate of Gross Domestic Product (“GDP”) plus inflation for the foreseeable future).

In order to assess the reasonability of its five year budgets, the Company has compared actual to forecasted operating results for each reporting unit from the date of the last impairment test (June 1, 2009) through February 28, 2010. On a reporting unit level, there were some unfavorable variances in actual versus forecasted results.  However, the Company believes that these unfavorable variances would not result in a goodwill impairment.

The Company also examined the sensitivity of the fair values of its Systems Division reporting unit by reviewing other scenarios relative to the initial assumptions it used to see if the resulting impact on fair value would have resulted in a different step one conclusion.  Accordingly, the Company performed sensitivity analyses based on a more conservative annual revenue growth in years 1–5 of the discounted cash flow approach.  In the first sensitivity analysis, the Company lowered the revenue growth in years 1- 5 of the discounted cash flow approach by one-third (holding all other critical assumptions constant), while in the second sensitivity analysis; the Company lowered the revenue growth by two-thirds in years 1–5 of the discounted cash flow approach (holding all other critical assumptions constant).  None of the outcomes of the sensitivity analyses performed impacted the Company’s step one conclusion.  It should be noted that Company did not perform sensitivity analyses on the other reporting units given the relative value of goodwill and the percentage of the reporting unit’s fair value that was in excess of its carrying value.

While the Company has determined the estimated fair values of its reporting units to be appropriate based on the forecasted level of revenue growth, net income and cash flows, in the current market environment it is a reasonable possibility that one of our reporting units may become impaired in future periods as there can be no assurance that the Company’s estimates and assumptions made for purposes of its goodwill impairment testing as of June 1, 2009 will prove to be accurate predictions of the future. Our use of the term "reasonable possibility" refers to a potential occurrence that is more than remote, but less than probable in the Company’s judgment. If the Company’s assumptions, including forecasted revenue growth rates are not achieved, the Company may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing on June 1, 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed.  Potential events and/or changes in circumstances that could reasonably be expected to negatively impact the key assumptions and affect the recovery of our goodwill include:

•
The Company’s revenues are derived from a few major clients, the loss of any of which could cause its results of operations to be adversely affected.  A large portion of the Company’s revenues are drawn from various civilian and military U.S. governmental departments and agencies and local school districts. The following factors could have a material negative impact on the Company’s business.

o	seasonality of federal government and education related business makes future financial results less predictable; and

o
due to its dependence on governments and local school districts demand for IT products, a material decline in overall sales to the government as a whole, or to a certain key agency thereof, and/or the education sector could have a material adverse effect on its results of operations.

•
The Company’s success in increasing the portion of its revenues derived from IT services and consulting.  If the Company is unsuccessful, it future results may be adversely affected.  The Company’s transition from an emphasis on IT product sales to an emphasis on providing IT services and consulting has placed significant demands on its managerial, administrative and operational resources.  The Company’s ability to manage this transition effectively is dependent upon its ability to develop and improve operational, financial, and other internal systems, as well as its business development capabilities, and to attract, train, retain, motivate and manage our employees.  If the Company is unable to do so, it ability to effectively deliver and support its services may be adversely affected.

•
The Company’s inability to maintain high personnel-utilization rates may adversely impact its profit.  The most significant cost relating to the services component of the Company’s business is personnel expense, which consists of salaries, benefits and payroll related expenses.  Thus, the financial performance of the Company’s service business is based primarily upon billing margins (billable hourly rates less the costs to us of service personnel on an hourly basis) and utilization rates (billable hours divided by paid hours).  The future success of the services component of the Company’s business will depend in large part upon our ability to maintain high utilization rates at profitable billing margins.

•
The Company’s revenues and expenses are unpredictable. A decrease in revenues or increase in expenses could materially adversely affect its operating results.  The Company’s operating results have been, and will continue to be, impacted by changes in technical personnel billing and utilization rates.  Moreover, the Company expects that downward pricing pressure will persist due to the continued commoditization of computer products.  Further, there are numerous other factors, which are not within the Company’s control that can contribute to fluctuations in our operating results, including the following:

o	patterns of capital spending by clients;

o	the timing, size, and mix of product and service orders and deliveries;

o	the timing and size of new projects, including projects for new clients; and

o	changes in trends affecting the outsourcing of IT services.

At February 28, 2010, Emtec's market capitalization was greater than its total stockholders' equity. However, the Company’s stock does not trade frequently and thus management believes the inherent value of the Company is and has not been accurately reflected by the current or historical stock market valuation of the Company.  Accordingly, the Company continues to believe that the income and market-based approaches are the most appropriate valuation methods.

The Company does not currently believe that there is an indication of goodwill impairment at February 28, 2010.  However, if current market conditions change and the Company’s estimated value under the income and market-based approaches is affected, then it is possible that the Company may have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

At February 28, 2010 and August 31, 2009, the components of identifiable intangible assets are as follows (in thousands):

	February 28, 2010	August 31, 2009
Customer relationships	$14,098	$14,098
Noncompete agreements	398	398
Trademarks	169	169
Foreign currency translation adjustment	54	-
	14,719	14,665
Accumulated amortization	(4,247)	(3,430)
Foreign currency translation adjustment	(5)	-
Balance, ending	$10,467	$11,235

Customer relationships represent the fair value ascribed to customer relationships purchased in 2005, the acquisitions of Luceo and eBAS/Aveeva in fiscal 2008 and the acquisition of KOAN-IT in February 2009.  The amounts ascribed to customer relationships are being amortized on a straight-line basis over 5-15 years.

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

Amortization expense related to intangible assets was $414,000 and $355,000, for the three months ended February 28, 2010 and 2009 respectively, and $822,000 and $700,000 for the six months ended February 28, 2010 and 2009, respectively.  We currently expect future amortization for the next four years ending August 31, 2010 through 2013 will be approximately $1.6 million per year and for the fiscal year ending 2014 will be approximately $937,000.

Long-lived assets, including customer relationships and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC 350 “Intangibles- Goodwill and Other” and ASC 360 “Property, Plant and Equipment”.  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.  No impairment of long-lived assets occurred during six months ended February 28, 2010 or 2009.

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

The Company’s comprehensive income (loss) (in thousands) is presented in the following table:

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2010	2009	2010	2009
Net Income (loss)	$(850)	$(385)	$558	$621
Cumulative translation adjustment, net of taxes	9	(37)	54	(37)
Total comprehensive income (loss)	$(841)	$(422)	$612	$584

Earnings Per Share

Basic earnings per share amounts are computed by dividing net income available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as of the end of the period. Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 397,182 and 219,842, for the three months ended February 2010 and 2009, respectively, and 225,314 and 159,388 for the six months ended February 28, 2010 and 2009, respectively. Diluted shares for the three months ended February 28, 2010 and 2009 were not included in the calculation of diluted net loss per share because the effect of the inclusion would be anti-dilutive. In addition, outstanding warrants to purchase 1,749,159 and 1,676,069 common shares as of and for the periods ended February 28, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Income Taxes and Due to Former Stockholders

The Company accounts for income taxes in accordance with ASC 740 "Income Taxes".  The Company files a federal consolidated tax return that includes all U.S. entities.  The Company also files several combined/consolidated state tax returns and several separate state tax returns.  Deferred taxes are provided based upon a review of the tax basis of assets and liabilities, whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are recognized for tax loss carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred taxes result from timing differences primarily relating to bad debts, inventory reserves, deferred revenue, fixed asset depreciation, compensation expenses and intangible asset amortization.

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

Reconciliation of Liabilities for Unrecognized Tax Benefits for the six months ended February 28, 2010 and 2009 (in thousands) are as follows:

Balance at September 1, 2009 and 2008	$202	$693

Unrecognized tax positions of prior periods:
Increase	-	-
Decrease	-	-

Unrecognized tax positions of current year:
Increase	2	6
Decrease	-	-

Decrease in Unrecognized tax benefits due to settlements	-	(547)

Decrease in Unrecognized tax benefits due to lapse of
statute of limitations	-	-

Balance at February 28, 2010 and 2009	$204	$152

	For the Six Months Ended,
	February 28, 2010	February 28, 2009

Total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$91	$53

Accrued interest and penalties for unrecognized tax benefits	$89	$67

Interest and penalties classified as income tax expense (benefit)	$11	$(35)

Subsequent Events

ASC 855 “Subsequent Events” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The pronouncement provides: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. From February to April 2010, management assessed the likelihood that procurement services revenue from  commercial clients would grow and examined the profitability and investment required to grow these revenues.  In April 2010, management implemented a restructuring of its commercial procurement services business. Management believes the effect of this restructuring will be to reduce costs of up to $2.0 million annually. The cost estimates for the restructuring have not been finalized but are estimated to be up to $150,000.  However, management is now focusing its efforts on attracting talent to our higher gross margin consulting practices in the commercial sector, which may off-set cost these containment savings in future periods.  Management has evaluated subsequent events and has determined that no other recognized and non-recognized subsequent events warranted inclusion or disclosure in the interim financial statements as of February 28, 2010.

3. Acquisitions

Enterprise Management Solutions, Inc.

On May 12, 2009, KOAN-IT (US) acquired certain assets of EMS, a company under Chapter 11 bankruptcy protection in the Middle District of Florida.  The purchase price consisted of $150,000 cash at closing. Additionally, the Company capitalized professional fees of $108,000 that were associated with the acquisition of the assets of EMS.  The acquisition was funded through borrowings under the Credit Facility with the Lender (as these terms are defined in Note 6 below).

KOAN-IT Corp.

On February 12, 2009, EIS Canada, EIS-US, KOAN-IT and the shareholders of KOAN-IT (the “Shareholders”) entered into a Share Purchase Agreement pursuant to which (i) EIS-Canada acquired all of the outstanding stock of KOAN-IT from the Shareholders and (ii) EIS- US acquired all of the outstanding stock of KOAN-IT (US), from KOAN-IT for an aggregate consideration of up to approximately $3.3 million.  The purchase price consisted of (i) cash at closing in an aggregate amount equal to $1.2 million (consisting of $1.2 million for the outstanding stock of KOAN-IT and $20,000 for the outstanding stock of KOAN-IT (US)), (ii) unsecured subordinated 6% promissory notes issued to each of the Shareholders in an aggregate principal amount of $408,000 payable in full on the 12 month anniversary of the closing and (iii) the potential right to receive additional cash consideration each year for the next three years on the anniversary of the closing, in the aggregate totaling $1.6 million if certain performance goals are met. The payment on the promissory notes was paid in full on the 12-month anniversary of the closing. As per the Share Purchase Agreement, the Company is obligated to deliver its calculation of contingent payments for the first year anniversary of closing to the former shareholders of KOAN-IT by May 15, 2010. The Company is currently in the process of calculating contingent payments for the first year anniversary closing.

eBusiness Applications Solutions, Inc. and Aveeva, Inc.

On August 13, 2008, EGS, a wholly-owned subsidiary of Emtec, eBAS, Aveeva and Ms. Jessica Chopra (“Ms. Chopra”) entered into a Purchase Agreement, pursuant to which EGS agreed to acquire all of the outstanding stock of eBAS and Aveeva from Ms. Chopra. The purchase price consists of (i) cash at closing in an aggregate amount equal to $7.3 million and (ii) the potential obligation to pay contingent consideration of $1.0 million each year for three years on the anniversary of the closing if certain performance goals are met. There were no contingent payments of additional cash consideration owed for the first year anniversary of closing.

Luceo, Inc.

On March 20, 2008, EGS, Luceo and Mr. Sivapatham Natarajan (“Mr. Natarajan”) entered into a Stock Purchase Agreement pursuant to which EGS acquired all of the outstanding stock of Luceo from Mr. Natarajan for a purchase price that consisted of (i) cash at closing in an aggregate amount equal to $1.8 million; (ii) a subordinated promissory note in a principal amount of $820,000 which was payable in two equal installments of $410,000 each on the 12 month and 18 month anniversaries of the closing and (iii) contingent payments of additional cash consideration each year for three years on the anniversary of the closing if certain performance goals are met. During the year ended August 31, 2008, the purchase price was reduced by $68,000 in connection with the working capital adjustment. The payments on the promissory note were paid in full on its due dates. There were no contingent payments of additional cash consideration owed for the first year anniversary. The Company is currently in the process of calculating the contingent payment of additional cash for the second year’s anniversary that ended on March 31, 2010.

To the extent performance targets are achieved for the above referenced acquisitions of Luceo, eBAS/Aveeva and KOAN-IT on future anniversary dates, the Company will treat contingent payments as additional purchase price and increase goodwill. This treatment is supported by the factors discussed in FASB Codification 805-10-55, formerly SFAS 141 and EITF 95-8.

4.  Stock-Based Compensation

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

A summary of stock options for the six months ended February 28, 2010 is as follows:

For the Six Months Ended February 28, 2010	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value *
Options Outstanding -September 1, 2009	359,500	$1.15
Options Granted	13,333	$0.97
Options Exercised	-	-
Options Forfeited or Expired	(1,000)	$1.31

Options Outstanding - February 28, 2010	371,833	$1.14	5.41 years	$33,025

Options Exercisable - February 28, 2010	327,418	$1.12	5.62 years	$33,025

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the six months ended February 28, 2010.

There were no stock options issued during the three months ended November 30, 2009 and 13,333 stock options issued during the three months ended February 28, 2010. The following assumptions were used to value stock options issued during the three months ended February 28, 2010:

2010
Weighted-Average Fair Value	$0.67
Assumptions
Expected Volatility	87.86%
Expected Term	5 years
Expected Forfeiture Rate	0%
Dividend Yield	0%
Risk-Free Interest Rate	2.01%

Nonvested Stock (Restricted Stock)

The following table summarizes the Company’s restricted stock activity during the six months ended February 28, 2010:

For the Six Months Ended February 28, 2010	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2009	565,859	$0.72
Granted	547,341	$0.98
Vested	(397,909)	$0.72	$393,514	(a)
Forfeited	-	-
Nonvested - November 30, 2009	715,291	$0.92	$965,643	(b)

(a)
The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

(b)
The aggregate fair value of the nonvested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of February 28,  2010 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The fair value of these shares was determined based upon the quoted closing price of the Company’s stock on the Over-the-Counter Bulletin Board on the grant date.  The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the date of grant over the vesting period on a straight-line basis.

Stock Options and Nonvested Stock

Stock-based compensation costs related to the 2006 Plan totaled $188,512 and $41,597, for the three months ended February 28, 2010 and 2009, respectively, and $274,415 and $83,772 for the six months ended February 28, 2010 and 2009, respectively.  As of February 28, 2010, the Company had recognized a total of $1.15 million in compensation costs and had $461,000 of unrecognized compensation cost related to the 2006 Plan.  The cost is expected to be recognized over a remaining period of 3 years.

5.  Warrants

On August 5, 2005, the Company issued certain stockholders stock warrants that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of then total issued and outstanding shares of the Company’s common stock, measured on a post-exercise basis, at any date during the 5-year term of the warrants, which ends August 5, 2010.  The aggregate exercise price of these warrants is fixed at $3.7 million. The exercise price per warrant will vary based upon the number of shares issuable under the warrants. The number of shares issuable under the warrants totaled 1,749,151 and 1,676,069 shares, with an exercise price of $2.11 and $2.21 per share, as of February 28, 2010 and February 28, 2009, respectively. The outstanding warrants were anti-dilutive for the six months ended February 28, 2010 and February 29, 2009 because the exercise price was greater than the average market price of the Company’s common shares.

Effective as of September 1, 2009, the Company adopted FASB Accounting Standards Codification, which includes the applicable authoritative literature relating to the recording and disclosure of warrants, formerly included in EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. The adoption of these standards related to the above mentioned warrants was not recorded in the financial statements because the Company determined that the impact was not material.

6.  Line of Credit

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

The Company had balances of $10.6 million and $9.0 million outstanding under the revolving portion of the Credit Facility, and balances of $929,000 and $5.4 million (included in the Company’s accounts payable) outstanding plus $578,000 and $321,000 in open approvals under the floor plan portion of the Credit Facility at February 28, 2010 and August 31, 2009, respectively. Net availability was $4.3 million and $11.9 million under the revolving portion of the Credit Facility, and additionally $15.6 million and $5.4 million was available under the floor plan portion of the Credit Facility as of February 28, 2010 and August 31, 2009, respectively.

As of February 28, 2010, the Company determined that it was in compliance with its financial covenants under the Credit Facility.

7.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, consist of the following (in thousands):

	For the Three Months Ended
	February 28, 2010		February 28 2009
Departments of the U.S. Government	$15,514	43.0%	$11,244	26.9%
Canada Government Agencies	372	1.0%	-	0.0%
State and Local Governments	1,079	3.0%	1,949	4.6%
Commercial Companies	11,886	32.9%	17,980	42.8%
Education and other	7,252	20.1%	10,788	25.7%
Total Revenues	$36,103	100.0%	$41,961	100.0%

	For the Six Months Ended
	February 28, 2010		February 28 2009
Departments of the U.S. Government	$56,914	51.9%	$51,440	46.0%
Canada Government Agencies	721	0.7%	-	0.0%
State and Local Governments	2,136	1.9%	4,945	4.4%
Commercial Companies	25,485	23.2%	34,739	31.0%
Education and other	24,424	22.3%	20,857	18.6%
Total Revenues	$109,680	100.0%	$111,981	100.0%

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

The trade account receivables consist of the following (in thousands):

	February 28,	August 31,
	2010	2009
Trade receivables	$20,938	$29,767
Allowance for doubtful accounts	(438)	(304)
Trade receivables, net	$20,500	$29,463

Trade receivables include $1.2 million and $1.5 million of unbilled revenue as of February 28, 2010 and August 31, 2009, respectively.

Major Customers

Sales to one school district accounted for approximately $4.6 million or 15.5% of the Company’s total revenues for three months ended February 28, 2010. The same customer accounted for approximately $4.2 million or 10.0% of the Company’s total revenues for the three months ended February 29, 2009.

Sales to one  school district and to a department of the United States Government accounted for approximately $15.5 million or 14.3% and $11.3 million or 10.4% of the Company’s total revenues for the six months ended February 28, 2010, respectively.  The same customers accounted for approximately $13.2 million or 11.7% and $744,000 or 0.7% of the Company’s total revenues for the six months ended February 28, 2009, respectively.

Trade receivables due from one school district and a department of the U.S. Government accounted for approximately 9.6% and 6.8%, respectively, of the Company’s trade receivables as of February 28, 2010. The same clients accounted for approximately 14.4% and 21.4%, respectively of the Company’s trade receivable as of August 31, 2009.

8.  Accrued Liabilities

At February 28, 2010 and August 31, 2009, accrued liabilities consisted of the following (in thousands):

	February 28, 2010	August 31, 2009
Accrued payroll	$2,158	$2,559
Accrued commissions	352	586
Accrued state sales taxes	44	74
Accrued third-party service fees	72	72
Other accrued expenses	3,040	3,432
	$5,666	$6,723

9.	Long-Term Debt

At February 28, 2010 and August 31, 2009, the Company’s long-term debt consisted of the following (in thousands):

	February 28,	August 31,
	2010	2009

5% subordinated note payable to DARR Global Holdings, Inc.	$170	$345
8% subordinated note payable to Mr. Siva Natarajan	-	410
6% subordinated note payable to Former Shareholders of KOAN-IT	-	458
Total debt	170	1,213
Less current portion	(170)	(1,213)
Long-term debt, net of current portion	$-	$-

10.	Related Party Transactions

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by a former director and current officer of the Company and their related family members. During the three months ended February 28, 2010 and 2009, the Company recorded expense under this lease totaling $52,000 and $45,000, respectively. During the six months ended February 28, 2010 and 2009, the Company recorded expense under this lease totaling $103,000 and $90,000, respectively The facilities consist of office and warehouse space totaling 42,480 square feet located in Springfield, New Jersey.

The Company is occupying approximately 36,000 square feet of office and warehouse space in a 70,000 square-foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which an officer of the Company is a passive investor with an approximately 10% equity interest. The current lease term is through November 2014 with monthly rent of $21,000. During the three months ended February 28, 2010 and 2009, the Company recorded expense under this lease totaling $50,000 and $47,000, respectively. During the six months ended February 28, 2010 and 2009, the Company recorded expense under this lease totaling $100,000 and $94,000, respectively.

In conjunction with the acquisition of eBAS/Aveeva, the Company entered into a lease for approximately 20,000 square feet of office space in Fremont, California.  This space is leased from the spouse of an officer of eBAS/Aveeva.  The lease term is through August 31, 2011 with a monthly rent of $20,000. In March 2009, the Company subleased a portion of the building for a monthly rent of $3,000 on a month-to-month basis, which was terminated effective February 1, 2010. During the three months ended February 28, 2010 and 2009, the Company recorded expense under this lease totaling $55,000 and $60,000, respectively. During the six months ended February 28, 2010 and 2009, the Company recorded expense under this lease totaling $108,000 and $121,000, respectively.

Management believes the lease payments referenced above are at or below market lease rates for similar facilities.

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

To date, the government has declined to intervene in the lawsuit, however the Company can provide no assurance that the government will not intervene in this case or in any other qui tam suit against the Company in the future.   The Company does not know whether the relator(s) will pursue the qui tam lawsuit independently.  The Company has filed a motion to dismiss the lawsuit.  At this time, the Company is unable to predict the timing and outcome of this matter.

12.	Segment Information

The Company provides segment financial information in accordance with ASC 280, “Segment Reporting.”  The Company’s business activities are divided into two business segments, EIS and EGS. EIS consists of the Systems Division, which includes Emtec NJ, Emtec LLC, Emtec Federal and the business service management solutions offered by the ITSM practice. EGS is the Company’s enterprise applications services solutions and training business including its ERP and Application Development practice and its Business Analysis and Quality Assurance Practice.  The accounting policies of our segments are the same as those described in Note 2 and there are no material intersegment transactions. Summarized financial information relating to the Company’s operating segments is as follows (in thousands):

	(Unaudited)
	February 28 ,	August 31,
	2010	2009
Identifiable Assets:
EIS	$43,801	$51,586
EGS	12,823	13,687
Total Assets	$56,624	$65,273

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Revenues
EIS	$29,179	$33,297	$95,009	$92,603
EGS	6,924	8,664	14,671	19,378
Total Revenue	$36,103	$41,961	$109,680	$111,981

Gross Profit
EIS	$4,708	$4,512	$13,882	$11,199
EGS	1,194	1,614	2,564	3,722
Gross Profit	$5,902	$6,126	$16,446	$14,921

Depreciation and amortization
EIS	$342	$350	$711	$675
EGS	229	218	456	427
Depreciation and amortization	$571	$568	$1,167	$1,102

Operating Income (loss)
EIS	$(1,173)	$(632)	$1,237	$568
EGS	(94)	280	12	1,010
Operating Income (loss)	$(1,267)	$(352)	$1,249	$1,578

Interest and Other Expense (Income)
EIS	$99	$156	$170	$290
EGS	53	108	108	227
Interest and Other Expense (Income)	$152	$264	$278	$517

Provision for Income Taxes
EIS	$(523)	$(309)	$435	$107
EGS	(46)	78	(22)	333
Provision for Income Taxes	$(569)	$(231)	$413	$440

Net Income (loss)
EIS	$(749)	$(479)	$632	$171
EGS	(101)	94	(74)	450
Net Income (loss)	$(850)	$(385)	$558	$621

Capital expenditures
EIS	$117	$205	$206	$279
EGS	5	32	45	36
Capital expenditures	$122	$237	$251	$315

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

Overview of Emtec

We are a systems integrator providing IT services and products to the federal, state, local, education and commercial markets. We help our clients identify and prioritize areas for improvement and then implement process, technology and business application improvements that reduce cost, improve service and align the delivery of IT with the needs of their organization. Our value based management methods, coupled with IT technology, consulting and development services, allow us to address a wide range of specific client needs, as well as support broader IT transformation initiatives.  Our client base is comprised of departments of federal, state and local governments in the United States and Canada, schools and commercial businesses throughout the United States and Canada.

Our business has been seasonal in past years. While we have taken steps to alleviate this seasonality, our Federal and Education clients typically purchase less of our procurement services in the second quarter of our fiscal year.  In the past, the diversification of our customer base in our commercial, state and local practices has alleviated some of this seasonality.

Our gross profit can be impacted by various factors including changes in mix of products and services sold, changes in technical employee utilization rates, changes in the billing rates, the mix of client type and the decision to aggressively price certain products and services.

Factors that may in the future have a negative impact on our selling, general and administrative expenses for both divisions include costs associated with marketing and selling activities, potential merger and acquisition related costs, technological improvement costs, compliance costs associated with SEC rules and increases in our insurance costs.

In our EIS division during 2009, we embarked upon cost cutting initiatives to stabilize the profitability of our business and to focus more on selling services. The Company has not to date realized significant benefits from these cost containment measures in fiscal 2010 because of our investments in future growth related to strengthening the executive management team, marketing initiatives and other professional fees related to merger and acquisition opportunities.  In April 2010, management analyzed the profitability of commercial clients related to its procurement services business, and initiated cost containment measures to align SG&A expenses consistent with the Company’s focus on our consulting services in the commercial sector. Management estimates that up to $2 million in annualized costs will be reduced as a result of this restructuring and that the costs associated with the restructuring are estimated to be up to $150,000, primarily related to severance costs. However, management is now focusing its efforts on attracting talent to our higher gross margin consulting practices in the commercial sector, which may off-set these cost containment savings in future periods.

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

Consolidated Statements of Operations for the Three Months Ended February 28, 2010 compared with the Three Months Ended February 28, 2009.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended February 28,
	2010	2009	Change	%
Revenues
Procurement services	$23,275	$29,414	$(6,139)	(20.9)%
Service and consulting	12,828	12,547	281	2.2%
Total Revenues	36,103	41,961	(5,858)	(14.0)%

Cost of Sales
Cost of procurement services	21,036	26,371	(5,335)	(20.2)%
Service and consulting	9,165	9,464	(299)	(3.2)%
Total Cost of Sales	30,201	35,835	(5,634)	(15.7)%

Gross Profit
Procurement services	2,239	3,043	(804)	(26.4)%
Procurement services %	9.6%	10.3%

Service and consulting	3,663	3,083	580	18.8%
Service and consulting %	28.6%	24.6%

Total Gross Profit	5,902	6,126	(224)	(3.7)%
Total Gross Profit %	16.3%	14.6%

Operating expenses:
Selling, general, and administrative expenses	6,441	5,758	683	11.9%
Rent expense – related party	157	152	5	3.3%
Depreciation and amortization	571	568	3	0.5%
Total operating expenses	7,169	6,478	691	10.7%
Percent of revenues	19.9%	15.4%

Operating income (loss)	(1,267)	(352)	(915)	259.9%
Percent of revenues	-3.5%	-0.8%

Other expense (income):
Interest income – other	(5)	(6)	1	(16.7)%
Interest expense	159	270	(111)	(41.1)%
Other	(2)	-	(2)	N/A

Income (loss) before income taxes	(1,419)	(616)	(803)	130.4%
Provision (benefit) for income taxes	(569)	(231)	(338)	146.3%
Net income (loss)	$(850)	$(385)	$(465)	120.8%
Percent of revenues	-2.4%	-0.9%

We currently categorize our revenues and costs of sales into “Procurement Services” and “Services and Consulting.”  We have made the categorizations in order to analyze our growth in consulting and other services as a percentage of our overall revenues.  We have divided our business into two segments.  EIS provides a broad range of IT infrastructure services for our clients.  These services are focused on improving the value IT assets provide to an organization, and to reduce the costs of these assets.  EGS was formed to provide IT application consulting and other services.  These services typically include business process improvement through the use of technology.  Our consultants are skilled in a wide array of technologies in this segment.

We discuss the results of each segment below.

Results of Operations -EIS

EIS serves Departments of the U.S. Government, Canadian Government Agencies, State and Local Governments, Education markets and Commercial companies.

Our business has been seasonal in past years. While we have taken steps to alleviate this seasonality, our Federal and Education clients typically purchase less of our procurement services in this quarter.  In the past, the diversification of our customer base in our commercial, state and local practices has alleviated some of this seasonality.

In 2009, we embarked upon cost cutting initiatives to stabilize the profitability of our business and to focus more on selling services.  While our sales into Federal clients recovered and have continued to improve as well as our Education practice has been able to grow, our commercial, state and local business has declined due to a slow economic recovery which has prevented us from attracting new profitable customers, who purchase procurement services. Management’s analysis concluded that we were profitable in the commercial, state and local business only when customers were of sufficient scale in purchasing procurement services. Management also analyzed the impact of investing in this business and concluded that investment in growth should be focused on our consulting services in the commercial sector.  Since our analysis showed that the current level of gross profit from this sector is insufficient to cover the costs of the SG&A for the sector thus management decided reduce expenses in April of 2010. Management estimates that up to $2 million in annualized costs will be reduced as a result of this restructuring and that the costs associated with the restructuring are estimated to be up to $150,000, primarily related to severance costs. Management is now focusing its efforts on attracting talent to our higher gross margin consulting practices in the commercial sector.

Since this portion of our business did not recover in our second quarter, which is slowest for our education and federal customers, our overall results show a decline in revenue and profitability.  However, in our federal business revenues increased during the quarter versus the same period in prior year and in our education business, our consulting services revenue continued to grow over the same period in the prior year.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our EIS Results of Operations for the three months ended February 28, 2010 and 2009.

EIS
STATEMENTS OF INCOME
(In thousands)

	Three Months Ended February 28,
	2010	2009	Change	%
Revenues
Procurement services	$23,275	$29,414	$(6,139)	-20.9%
Service and consulting	5,904	3,883	2,021	52.0%
Total Revenues	29,179	33,297	(4,118)	-12.4%

Cost of Sales
Cost of procurement services	21,036	26,371	(5,335)	-20.2%
Service and consulting	3,435	2,414	1,021	42.3%
Total Cost of Sales	24,471	28,785	(4,314)	-15.0%

Gross Profit
Procurement services	2,239	3,043	(804)	-26.4%
Procurement services %	9.6%	10.3%

Service and consulting	2,469	1,469	1,000	68.1%
Service and consulting %	41.8%	37.8%

Total Gross Profit	4,708	4,512	196	4.3%
Total Gross Profit %	16.1%	13.6%

Operating expenses:
Selling, general, and administrative expenses	5,437	4,702	735	15.6%
Rent expense – related party	102	92	10	10.9%
Depreciation and amortization	342	350	(8)	-2.3%
Total operating expenses	5,881	5,144	737	14.3%
Percent of revenues	20.2%	15.4%

Operating loss	(1,173)	(632)	(541)	85.6%
Percent of revenues	-4.0%	-1.9%

Other expense (income):
Interest income – other	(5)	(6)	1	-16.7%
Interest expense	104	162	(58)	-35.8%
Other	-	-	-	N/A

Loss before income taxes	(1,272)	(788)	(484)	61.4%
Provision (benefit) for income taxes	(523)	(309)	(214)	69.2%
Net loss	$(749)	$(479)	$(270)	56.4%
Percent of revenues	-2.6%	-1.4%

Comparison of the Three Months Ended February 28, 2010 and 2009 - EIS

Revenues - EIS

EIS division’s total revenues decreased $4.1 million, or 12.4%, to $29.2 million for the three months ended February 28, 2010, compared to $33.3 million for the three months ended February 28, 2009.  EIS division’s total revenue includes revenues from the Company’s historical business, which we refer to as the Systems Division, and KOAN-IT, which was acquired on February 12, 2009, and includes the assets of EMS, which were acquired on May 12, 2009. The increase associated with the acquisition of KOAN-IT was $1.4 million for the three months ended February 28, 2010. This increase is primarily due to comparing a full quarter of operations in the three months ended February 28, 2010 to a shorter stub period in the three months ended February 28, 2009.  Without these acquisitions Systems Division’s revenue decreased $5.5 million, or 16.8%, to $27.6 million for the three months ended February 28, 2010, compared to $33.1 million for the three months ended February 28, 2009.

Procurement services revenue decreased $6.1 million, or 20.9%, to $23.3 million for the three months ended February 28, 2010, compared to $29.4 million for the three months ended February 28, 2009.  EIS division’s total procurement services revenue includes revenues from the Company’s historical business, which we refer to as the Systems Division, and KOAN-IT, which was acquired on February 12, 2009, and includes the assets of EMS, which were acquired on May 12, 2009.  The increase associated with the acquisition of KOAN-IT was $268,000 for the three months ended February 28, 2010 as compared to a shorter stub period in the three months ended February 28, 2009.  Without these acquisitions Systems Division’s procurement service revenue decreased $6.4 million, or 21.8%, to $23 million for the three months ended February 28, 2010, compared to $29.4 million for the three months ended February 28, 2009.  As mentioned previously, this decrease is mainly due to a continued decrease in business from our commercial, state and local clients and the deferral of some projects in future quarters from our education business. We believe that this decrease in commercial business can be attributed to the current general economic downturn and our focus on growing our consulting and services revenues.

Services and consulting revenue increased $2.0 million, or 52.0%, to $5.9 million for the three months ended February 28, 2010, compared to $3.9 million for the three months ended February 28, 2009. The increase associated with the acquisition of KOAN-IT was $1.2 million for the three months ended February 28, 2010 to a shorter stub period in the three months ended February 28, 2009.  Without these acquisitions, Systems Division’s services and consulting revenue increased $854,000, or 22.9%, to $4.6 million for the three months ended February 28, 2010, compared to $3.7 million for the three months ended February 28, 2009.  This increase is mainly attributable to various IT projects for a school district and various departments of the U.S. government during the three months ended February 28, 2010.

Our EIS division’s revenues, by client type, are comprised of the following (in thousands):

	For the Three Months Ended
	February 28, 2010		February 28 2009
Departments of the U.S. Government	$15,514	53.1%	$11,245	33.8%
Canada Government Agencies	372	1.3%	-	0.0%
State and Local Governments	1,079	3.7%	1,949	5.9%
Commercial Companies	4,962	17.0%	9,315	28.0%
Education and other	7,252	24.9%	10,788	32.4%
Total Revenues	$29,179	100.0%	$33,297	100.0%

During the three months ended February 28, 2010 and 2009, U.S. governmental department and agency related revenues represented approximately 53.1% and 33.8% of total EIS division’s revenues, respectively. Revenues from various civilian and military U.S. governmental departments and agencies increased by approximately $4.3 million during the three months ended February 28, 2010 compared with the three months ended February 28, 2009. This increase is primarily attributable to various IT projects for various departments of the U.S. government during the three months ended February 28, 2010.

Our state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies in the State of New Jersey.

Revenues from commercial clients decreased by approximately $4.4 million during the three months ended February 28, 2010 compared with the three months ended February 28, 2009. This decrease is mainly due to the general economic downturn that caused reductions in technology and discretionary spending by our commercial clients. As discussed previously, we have taken steps after this quarter to reduce our focus on unprofitable commercial clients for the EIS segment.

During the three months ended February 28, 2010, revenues from our education business decreased by approximately $3.5 million compared with the three months ended February 28, 2009.  This decrease is mainly due to deferral of IT procurement services projects with school districts during the three months ended February 28, 2010.  During our fiscal years 2008 and 2009, we took steps to increase our business with our existing customers by outsourcing more of their infrastructure managed services needs and to increase our penetration with additional clients in this market. We believe these steps will increase the amount of long-term recurring revenue we have with these clients.

Gross Profit - EIS

Aggregate gross profit for our EIS division increased $196,000, or 4.3%, to $4.7 million for the three months ended February 28, 2010 as compared to $4.5 million for the three months ended February 28, 2009. EIS division’s gross profit includes gross profit from the Company’s historical business, which we refer to as the Systems Division, and KOAN-IT, which was acquired on February 12, 2009 and includes the assets of EMS which were acquired on May 12, 2009.  The increase associated with the acquisition of KOAN-IT was $542,000 for the three months ended February 28, 2010 to a shorter stub period in the three months ended February 28, 2009.  Without these acquisitions Systems Division’s gross profit decreased $347,000, or 7.7%, to $4.1 million for the three months ended February 28, 2010, compared to $4.5 million for the three months ended February 28, 2009.   This decrease was mainly due to a decrease in revenue as discussed in the total revenue section.

Measured as a percentage of revenues, our gross profit margin for our EIS division increased to 16.1% of our EIS division’s revenues for the three months ended February 28, 2010 from 13.6% for the three months ended February 28, 2009. This increase is primarily due to an increasing portion of our EIS division’s revenue coming from higher margin consulting services revenues, especially an increase in our services and consulting revenue associated with IT projects for a school district, ITSM practice, and various departments of the U.S. government during the three months ended February 28, 2010.

Selling, General and Administrative Expenses -EIS

Selling, general and administrative expenses for our EIS division increased by $735,000, or 15.6% to $5.4 million for the three months ended February 28, 2010, compared to $4.7 million for the three months ended February 28, 2009.

EIS division’s selling, general and administrative expenses includes selling, general and administrative expenses from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of EMS, which were acquired on May 12, 2009. The increase associated with the acquisition of KOAN-IT was $307,000 for the three months ended February 28, 2010 to a shorter stub period in the three months ended February 28, 2009.  Without these acquisitions Systems Division’s selling, general, and administrative expenses increased $428,000, or 9.2%, to $5.0 million for the three months ended February 28, 2010, compared to $4.6 million for the three months ended February 28, 2009.   This increase is mainly due to increase in expense categories such as compensation expense associated with our investment in new hires partially offset by changes in commission structure, training expense, travel, professional and legal fees. As mentioned previously in April 2010, management implemented a cost reduction restructuring in our commercial, state and local business, which is designed to cut approximately $2.0 million in annualized costs out of our commercial state and local practices.  In addition, there were expenses associated with new growth initiatives totaling $400,000, which included the hiring of our new Chief Strategy and Delivery Officer, recruiting fees, merger and acquisition expenses related to a recent acquisition, which was completed in March 2010 and stock expense associated with the departure of Keith Grabel.

Rent Expense-Related Party - EIS

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by a certain former director and current officer of the Company and his related family members. The original lease term was through April 2009 with monthly base rent of $15,000. We exercised the option to extend the lease for an additional five-year term through April 2014, with monthly base rent of $18,000. During the three months ended February 28, 2010 and 2009, we recorded $52,000 and $45,000 in expense under this lease, respectively.

We occupy approximately 36,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA.  This space is leased from a limited liability company in which a certain officer of our company is a passive investor with an approximately 10% equity interest. The current lease term is through November 2014 with monthly rent of $21,000.  During the three months ended February 28, 2010 and 2009, we recorded expense under this lease totaling $50,000 and $47,000, respectively.

Management believes the facilities noted above are being leased at rates consistent with the market rates.

Depreciation and Amortization - EIS

Depreciation and amortization expense for our EIS division decreased by 2.3%, or $8,000, to $342,000 for the three months ended February 28, 2010, compared to $350,000 for the three months ended February 28, 2009.  EIS division’s depreciation and amortization expense includes depreciation and amortization expense from Systems Division and KOAN-IT, which was acquired on February 12, 2009, and the assets of EMS, which were acquired on May 12, 2009.   The increase associated with the acquisition of KOAN-IT was $58,000 for the three months ended February 28, 2010 as compared to a shorter stub period in the three months ended February 28, 2009.  Without these acquisitions Systems Division’s depreciation and amortization decreased $66,000, or 19.5%, to $272,000 for the three months ended February 28, 2010, compared to $338,000 for the three months ended February 28, 2009.

As of February 28, 2010, intangible assets of the EIS division consisted of: the estimated value ascribed to customer relationships of $9.9 million less accumulated amortization of $2.9 million; the estimated value ascribed to non-competes of $29,000 less accumulated amortization of $6,000; and the estimated value ascribed to trademarks of $175,000 less accumulated amortization of $37,000.  As of August 31, 2009 intangible assets of the EIS division consisted of: the estimated value ascribed to customer relationships of $9.9 million less accumulated amortization of $2.5 million; the estimated value ascribed to non-competes of $28,000 less accumulated amortization of $3,000; and the estimated value ascribed to trademarks of $169,000 less accumulated amortization of $19,000. The assets ascribed to customer relationships are being amortized on a straight-line basis over 6 to 15 years and non-compete covenants and trademarks are being amortized on a straight-line basis over 5 years.  Amortization expense for the EIS division was $209,000, and $154,000 for the three months ended February 28, 2010 and 2009, respectively.

Operating Income (loss) - EIS

Operating loss for our EIS division for the three months ended February 28, 2010 increased by 85.6%, or $541,000, to $1.2 million, compared to operating loss of $632,000 for the three months ended February 28, 2009. This increase in operating loss is mainly due to decreased total revenues from our Systems Division and increased selling, general and administrative expenses as discussed in the Total Revenue and Selling, General and Administrative Expenses sections above.

Interest expense - EIS

Interest expense for the EIS division decreased by 35.8%, or $58,000, to $104,000 for the three months ended February 28, 2010, compared to $162,000 for the three months ended February 28, 2009. This is primarily attributable to lower balances on various notes payable and a lower average interest rate charged on the line of credit, which was attributable to a decrease in the prime rate during this period. The average interest rate charged on the line of credit by the Lender was approximately 3.5% and 4.1% for three months ended February 28, 2010 and 2009, respectively.

Provision (benefit) for income taxes -EIS

We recorded income tax benefit of $523,000 for the three months ended February 28, 2010 as compared to $309,000 for the three months ended February 28, 2009. The effective tax benefit rate was 41.0% for the three months ended February 28, 2010 as compared to 39.3% for the three months ended February 28, 2009. The increase in tax benefit rate was primarily the result of a current fiscal 2010 tax deduction for vested stock awards.

Results of Operations –EGS

Most of the clients EGS serves are commercial clients.  While our consultants are typically working on long- term projects, we believe that the general economic slowdown has impacted our ability to sell services the way these businesses had typically operated before we acquired them.  In addition, it has been our intention to convert these businesses to a new sales model and cross-sell their services across our organization.  During 2009, we took steps to add additional sales resources in the U.S., to change our training methodologies of our consultants and to shift recruiting resources to an onshore/offshore model.  We have also defined four practices within EGS that we are starting to sell as full service practice offerings using projects as opposed to typical staff augmentation.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for EGS for the three months ended February 28, 2010 and 2009.

EGS
STATEMENTS OF INCOME
(In thousands)

	Three Months Ended February 28,
	2010	2009	Change	%
Revenues
Service and consulting	$6,924	$8,664	$(1,740)	-20.1%
Total Revenues	6,924	8,664	(1,740)	-20.1%

Cost of Sales
Service and consulting	5,730	7,050	(1,320)	-18.7%
Total Cost of Sales	5,730	7,050	(1,320)	-18.7%

Gross Profit
Service and consulting	1,194	1,614	(420)	-26.0%
Service and consulting %	17.2%	18.6%

Total Gross Profit	1,194	1,614	(420)	-26.0%
Total Gross Profit %	17.2%	18.6%

Operating expenses:
Selling, general, and administrative expenses	1,004	1,056	(52)	-4.9%
Rent expense – related party	55	60	(5)	-8.3%
Depreciation and amortization	229	218	11	5.0%
Total operating expenses	1,288	1,334	(46)	-3.4%
Percent of revenues	18.6%	15.4%

Operating income (loss)	(94)	280	(374)	-133.6%
Percent of revenues	-1.4%	3.2%

Other expense (income):
Interest income – other	-	-	-	N/A
Interest expense	55	108	(53)	-49.1%
Other	(2)	-	(2)	N/A

Income (loss) before income taxes	(147)	172	(319)	-185.5%
Provision (benefit) for income taxes	(46)	78	(124)	-159.0%
Net income (loss)	$(101)	$94	$(195)	-207.4%
Percent of revenues	-1.5%	1.1%

Comparison of the Three Months Ended February 28, 2010 and 2009 - EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  EGS division’s total revenues decreased $1.7 million, or 20.1%, to $6.9 million for the three months ended February 28, 2010, compared to $8.7 million for the three months ended February 28, 2009. This decline was caused by a 13.2% decrease in hours billed and a 8.0% decrease in the average hourly billing rate during the three months ended February 28, 2010 compared with the corresponding period in 2009. The decrease in billable hours is mainly due to decreases in our Business Analysis and Quality Assurance practices and the decrease in billing rates is due to decrease in both of our practices. Most of the clients EGS serves are commercial clients and we believe that this decrease in commercial business is primarily attributed to the current general economic downturn and resultant pricing pressures. In February 2010, we began to see an increase in hours billed and an increase in billable rates per hour.  While the overall revenue for the quarter has declined, we believe the market is showing signs of rebounding.

Gross Profit - EGS

EGS division’s gross profit decreased $420,000, or 26.0%, to $1.2 million for the three months ended February 28, 2010, compared to $1.6 million for the three months ended February 28, 2009. We believe this decrease is mainly due to the economic downturn as discussed in the Revenue section above.

Measured as percentages of revenue, our gross profit margin for the EGS division decreased to 17.2% of our EGS division’s revenues for the three months ended February 28, 2010 from 18.6% for the three months ended February 28, 2009. We believe this decrease is mainly due to the decreased billing rate per hour that was the, result of pricing pressure from our commercial clients.

Selling, General and Administrative Expenses - EGS

EGS division’s selling, general and administrative expenses decreased $52,000, or 4.9%, to $1.0 million for the three months ended February 28, 2010, compared to $1.05 million for the three months ended February 28, 2009. This decrease of approximately $52,000 in selling, general and administrative expenses is primarily attributable to the reduction of various expense categories including compensation due to lower gross profits, recruiting, business insurance, rent for guesthouses, professional and consulting fees, training, and other various expense categories, which was offset by approximately $98,000 in bad-debt expense.

Rent Expense-Related Party - EGS

We occupy approximately 20,000 square feet of office space in Fremont, CA.  This space is leased from the spouse of the President of eBAS/Aveeva.  The lease term is for 3 years with monthly base rent of $20,000. In March 2009, we subleased portion of the building for a monthly rent of $3,000 on a month-to-month basis, which was terminated effective February 1, 2010. During the three months ended February 28, 2010 and 2009, we recorded expense under this lease totaling $55,000 and $60,000 $60,000 in expense under this lease.

Management believes the lease noted above is being leased at a rate consistent with the market rate.

Depreciation and Amortization - EGS

EGS division’s depreciation and amortization expense increased $11,000, or 5.0%, to $229,000 for the three months ended February 28, 2010, compared to $218,000 for the three months ended February 28, 2009. The increase is mainly due to depreciation expense associated with computer equipment we purchased for our training facility during three months ended August 31, 2009.

As of February 28, 2010, intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4.2 million less accumulated amortization of $1.2 million, and the estimated value ascribed to non-competes of $370,000 less accumulated amortization of $123,000. As of August 31, 2009, intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4.2 million less accumulated amortization of $820,000, and the estimated value ascribed to non-competes of $370,000 less accumulated amortization of $86,000. The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 9 years and noncompete covenants and trademarks are being amortized on a straight-line basis over 5 years. Amortization expense for the EGS division was $200,000, and $200,000 for the three months ended February 28, 2010 and 2009, respectively.

Operating income (loss) -EGS

Operating loss for our EGS division for the three months ended February 28, 2010 was $94,000, compared to operating income of $280,000 for the three months ended February 28, 2009. This decrease in operating income is mainly due to a decrease in services and consulting revenue as discussed in the Revenue and Gross Profit sections above.

Interest expense -EGS

Interest expense for our EGS division for the three months ended February 28, 2010 decreased by 49.1%, or $53,000, to $55,000, compared to interest expense of $108,000 for the three months ended February 28, 2009. This is primarily attributable to the absence during the quarter of interest costs related to an 8% subordinated note payable, which was paid in full in September 2009 and a lower average interest rate charged on the line of credit attributable to a decrease in the prime rate during this period. The average interest rate charged on the line of credit by the Lender was approximately 3.5% and 4.1% for three months ended February 28, 2010 and 2009, respectively.

Provision (benefit) for income taxes -EGS

We recorded an income tax benefit of $46,000 for the three months ended February 28, 2010 as compared to income tax expense of $78,000 for the three months ended February 28, 2009. The effective tax benefit rate was 32.0% for the three months ended February 28, 2010 as compared to tax rate of 45.7% for the three months ended February 28, 2009. The higher effective tax rate in the three months ended February 28, 2010 was primarily the result of the effect of permanently non-deductible expenses on a smaller pre-tax income base.

Consolidated Statements of Income for the Six Months Ended February 28, 2010 compared with the Six Months Ended February 28, 2009.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Six Months Ended February 28,
	2010	2009	Change	%
Revenues
Procurement services	$82,657	$85,773	$(3,116)	(3.6)%
Service and consulting	27,023	26,208	815	3.1%
Total Revenues	109,680	111,981	(2,301)	(2.1)%

Cost of Sales
Cost of procurement services	74,209	76,763	(2,554)	(3.3)%
Service and consulting	19,025	20,297	(1,272)	(6.3)%
Total Cost of Sales	93,234	97,060	(3,826)	(3.9)%

Gross Profit
Procurement services	8,448	9,010	(562)	(6.2)%
Procurement services %	10.2%	10.5%

Service and consulting	7,998	5,911	2,087	35.3%
Service and consulting %	29.6%	22.6%

Total Gross Profit	16,446	14,921	1,525	10.2%
Total Gross Profit %	15.0%	13.3%

Operating expenses:
Selling, general, and administrative expenses	13,719	11,936	1,783	14.9%
Rent expense – related party	311	305	6	2.0%
Depreciation and amortization	1,167	1,102	65	5.9%
Total operating expenses	15,197	13,343	1,854	13.9%
Percent of revenues	13.9%	11.9%

Operating income	1,249	1,578	(329)	(20.8)%
Percent of revenues	1.1%	1.4%

Other expense (income):
Interest income – other	(16)	(11)	(5)	45.5%
Interest expense	303	524	(221)	(42.2)%
Other	(9)	4	(13)	(325.0)%

Income before income taxes	971	1,061	(90)	(8.5)%
Provision for income taxes	413	440	(27)	(6.1)%
Net income	$558	$621	$(63)	(10.1)%
Percent of revenues	0.5%	0.6%

Results of Operations -EIS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our EIS Results of Operations for the six months ended February 28, 2010 and 2009.

EIS
STATEMENTS OF INCOME
(In thousands)

	Six Months Ended February 28,
	2010	2009	Change	%
Revenues
Procurement services	$82,657	$85,773	$(3,116)	-3.6%
Service and consulting	12,352	6,830	5,522	80.8%
Total Revenues	95,009	92,603	2,406	2.6%

Cost of Sales
Cost of procurement services	74,209	76,763	(2,554)	-3.3%
Service and consulting	6,918	4,641	2,277	49.1%
Total Cost of Sales	81,127	81,404	(277)	-0.3%

Gross Profit
Procurement services	8,448	9,010	(562)	-6.2%
Procurement services %	10.2%	10.5%

Service and consulting	5,434	2,189	3,245	148.2%
Service and consulting %	44.0%	32.0%

Total Gross Profit	13,882	11,199	2,683	24.0%
Total Gross Profit %	14.6%	12.1%

Operating expenses:
Selling, general, and administrative expenses	11,731	9,772	1,959	20.0%
Rent expense – related party	203	184	19	10.3%
Depreciation and amortization	711	675	36	5.3%
Total operating expenses	12,645	10,631	2,014	18.9%
Percent of revenues	13.3%	11.5%

Operating income	1,237	568	669	117.8%
Percent of revenues	1.3%	0.6%

Other expense (income):
Interest income – other	(16)	(10)	(6)	60.0%
Interest expense	191	300	(109)	-36.3%
Other	(5)	-	(5)	N/A

Income before income taxes	1,067	278	789	283.8%
Provision (benefit) for income taxes	435	107	328	306.5%
Net income	$632	$171	$461	269.6%
Percent of revenues	0.7%	0.2%

Comparison of the Six Months Ended February 28, 2010 and 2009 - EIS

Revenues - EIS

EIS division’s total revenues increased $2.4 million, or 2.6%, to $95.0 million for the six months ended February 28, 2010, compared to $92.6 million for the six months ended February 28, 2009.  EIS division’s total revenue includes revenues from the Company’s historical business, which we refer to as the Systems Division, and KOAN-IT, which was acquired on February 12, 2009, and includes the assets of EMS, which were acquired on May 12, 2009.  The increase associated with the acquisition of KOAN-IT was $3.2 million for the six months ended February 28, 2010. This increase is primarily due to comparing six months of operations ended February 28, 2010 to a shorter stub period in the six months ended February 28, 2009.  Without these acquisitions Systems Division’s revenue decreased $755,000, or 0.8%, to $91.7 million for the six months ended February 28, 2010, compared to $92.4 million for the six months ended February 28, 2009.

Procurement services revenue decreased $3.1 million, or 3.6%, to $82.6 million for the six months ended February 28, 2010, compared to $85.7 million for the six months ended February 28, 2009. This decrease is mainly due to our clients’ decreased IT spending, particularly in commercial business and various governmental agencies in the State of New Jersey.  We believe that this decrease in commercial business can be attributed to the general economic downturn.

Services and consulting revenue increased $5.5 million, or 80.8%, to $12.3 million for the six months ended February 28, 2010, compared to $6.8 million for the six months ended February 28, 2009. EIS division’s services and consulting revenue includes revenues from the Company’s historical business, which we refer to as the Systems Division, and KOAN-IT, which was acquired on February 12, 2009, and includes the assets of EMS, which were acquired on May 12, 2009.  The increase associated with the acquisition of KOAN-IT was $2.7 million for the six months ended February 28, 2010. This increase is primarily due to comparing six months of operations ended February 28, 2010 to a shorter stub period in the six months ended February 28, 2009.  Without these acquisitions Systems Division’s services and consulting revenue increased $2.8 million, or 41.5%, to $9.4 million for the six months ended February 28, 2010, compared to $6.7 million for the six months ended February 28, 2009.

Our EIS division’s revenues, by client type, are comprised of the following (in thousands):

	For the Six Months Ended
	February 28, 2010		February 28, 2009
Departments of the U.S. Government	$56,915	59.9%	$51,440	55.6%
Canada Government Agencies	721	0.8%	-	0.0%
State and Local Governments	2,136	2.2%	4,945	5.3%
Commercial Companies	10,813	11.4%	15,361	16.6%
Education and other	24,424	25.7%	20,857	22.5%
Total Revenues	$95,009	100.0%	$92,603	100.0%

During the six months ended February 28, 2010 and 2009, U.S. governmental department and agency related revenues represented approximately 59.9% and 55.6% of total EIS division’s revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture and Department of Commerce. Revenues from various civilian and military U.S. governmental departments and agencies increased by approximately $5.5 million during the six months ended February 28, 2010 compared with the six months ended February 28, 2009. This increase is primarily attributable to retooling of our federal sales force during fiscal 2009 to focus more on services.

The state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies in the State of New Jersey.

Revenues from commercial clients decreased by approximately $4.5 million during the six months ended February 28, 2010 compared with the six months ended February 28, 2009. This decrease is mainly due to the current economic downturn that caused reductions in technology and discretionary spending by our commercial clients. As mentioned previously, we have taken steps to reduce expenses in our commercial sector.

During the six months ended February 28, 2010, revenues from our education business increased by approximately $3.6 million compared with the six months ended February 28, 2009.  This increase is attributable to the increase in various IT projects for school districts during the six months ended February 28, 2010.  During our fiscal years 2008 and 2009, we took steps to increase our business with our existing customers by outsourcing more of their infrastructure managed services needs and to increase our penetration with additional clients in this market.  We believe these steps will increase the amount of long-term recurring revenue we have with these clients.

Gross Profit - EIS

Aggregate gross profit for our EIS division increased $2.7 million, or 24.0%, to $13.9 million for the six months ended February 28, 2010 as compared to $11.2 million for the six months ended February 28, 2009. EIS division’s services and consulting revenue includes revenues from the Company’s historical business, which we refer to as the Systems Division, and KOAN-IT, which was acquired on February 12, 2009, and includes the assets of EMS, which were acquired on May 12, 2009.  The increase associated with the acquisition of KOAN-IT was $1.1 million for the six months ended February 28, 2010. This increase is primarily due to comparing six months of operations ended February 28, 2010 to a shorter stub period in the six months ended February 28, 2009.  Without these acquisitions Systems Division’s aggregated gross profit increased $1.6 million, or 14.4%, to $12.8 million for the six months ended February 28, 2010, compared to $11.2 million for the six months ended February 28, 2009.  This increase is mainly attributable to various IT projects for school districts and various departments of the U.S. government during the six months ended February 28, 2010.

Measured as a percentage of revenues, our gross profit margin for our EIS division increased to 14.6% of our EIS division’s revenues for the six months ended February 28, 2010 from 12.1% for the six months ended February 28, 2009. This increase is primarily a result of an increase in our service and consulting gross profit margin attributable to higher utilization of our engineering resources and increase in our services and consulting revenue associated with IT projects for school districts in and various departments of the U.S. government during the six months ended February 28, 2010.

Selling, General and Administrative Expenses -EIS

Selling, general and administrative expenses for our EIS division increased by $1.9 million, or 20.0% to $11.7 million for the six months ended February 28, 2010, compared to $9.8 million for the six months ended February 28, 2009.

EIS division’s selling, general and administrative expenses includes selling, general and administrative expenses from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of EMS, which were acquired on May 12, 2009.  The increase associated with the acquisition of KOAN-IT was $730,000 for the six months ended February 28, 2010. This increase is primarily due to comparing six months of operations ended February 28, 2010 to a shorter stub period in the six months ended February 28, 2009.  Without these acquisitions Systems Division’s selling, general and administrative expenses increased $1.2 million, or 12.7%, to $10.9 million for the six months ended February 28, 2010, compared to $9.7 million for the six months ended February 28, 2009. This increase is mainly due to our investments in future growth as follows: 1) approximately $575,000 in compensation of new hires and executives; 2) approximately $100,000 in recruiting fees; 3) approximately $80,000 in marketing initiatives; 4) approximately $140,000 professional, legal and merger related expenses; 4) the remaining approximately $200,000 in various expense categories such as travel, lodging, training and entertainment and lodging related expenses. Additionally, during the six months ended February 28, 2009, the Company recovered $270,000 of previously expensed professional fees associated with defending the Company’s tax positions during the IRS’ 2003 and 2004 tax audits and appeals process, based on an indemnification right associated with the April 2004 Westwood merger.

Rent Expense-Related Party - EIS

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by a certain former director and current officer of the Company and his related family members. The original lease term was through April 2009 with monthly base rent of $15,000. We exercised the option to extend the lease for an additional five year term through April 2014, with monthly base rent of $18,000. During the six months ended February 28, 2010 and 2009, we recorded $103,000 and $90,000 in expense under this lease, respectively.

We occupy approximately 36,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA.  This space is leased from a limited liability company in which a certain officer of our company is a passive investor with an approximately 10% equity interest. The current lease term is through November 2014 with monthly rent of $21,000.  During the six months ended February 28, 2010 and 2009, we recorded expense under this lease totaling $100,000 and $94,000, respectively.

Management believes the facilities noted above are being leased at rates consistent with the market rates.

Depreciation and Amortization - EIS

Depreciation and amortization expense for our EIS division increased by 5.3%, or $36,000, to $711,000 for the six months ended February 28, 2010, compared to $675,000 for the six months ended February 28, 2009.  EIS division’s depreciation and amortization expense includes depreciation and amortization expense from Systems Division and KOAN-IT, which was acquired on February 12, 2009, and the assets of EMS, which were acquired on May 12, 2009. The increase associated with the acquisition of KOAN-IT was $127,000 for the six months ended February 28, 2010. This increase is primarily due to comparing six months of operations ended February 28, 2010 to a shorter stub period in the six months ended February 28, 2009.  Without these acquisitions Systems Division’s depreciation and amortization expenses decreased $90,000, or 13.6%, to $572,000 for the six months ended February 28, 2010, compared to $662,000 for the six months ended February 28, 2009. This is primarily attributable to a lower depreciable capital asset base than prior periods.

As of February 28, 2010, intangible assets of the EIS division consisted of: the estimated value ascribed to customer relationships of $9.9 million less accumulated amortization of $2.9 million; the estimated value ascribed to non-competes of $29,000 less accumulated amortization of $6,000; and the estimated value ascribed to trademarks of $175,000 less accumulated amortization of $37,000.  As of August 31, 2009 intangible assets of the EIS division consisted of: the estimated value ascribed to customer relationships of $9.9 million less accumulated amortization of $2.5 million; the estimated value ascribed to non-competes of $28,000 less accumulated amortization of $3,000; and the estimated value ascribed to trademarks of $169,000 less accumulated amortization of $19,000. The assets ascribed to customer relationships are being amortized on a straight-line basis over 6 to 15 years and non-compete covenants and trademarks are being amortized on a straight-line basis over 5 years.  Amortization expense for the EIS division was $418,000, and $299,000 for the six months ended February 28, 2010 and 2009, respectively.

Operating Income - EIS

Operating income for our EIS division for the six months ended February 28, 2010 increased by 117.8%, or $669,000, to $1.2 million, compared to operating income of $568,000 for the six months ended February 28, 2009. This increase in operating income is mainly attributable to increased services and consulting revenue as discussed in the Total Revenue and Gross Profit sections above.

Interest expense - EIS

Interest expense for the EIS division decreased by 36.3%, or $109,000, to $191,000 for the six months ended February 28, 2010, compared to $300,000 for the six months ended February 28, 2009.  We recorded approximately $20,000 in unused floor plan fees as interest expense during the six months ended February 28, 2010. Without this unused floor plan fee accrual under the credit facility with the Lender, our interest expense would have been decreased by $129,000.  This is primarily attributable to lower balances on various notes payable and a lower average interest rate charged on the line of credit, which was attributable to a decrease in the prime rate during this period. The average interest rate charged on the line of credit by the Lender was approximately 3.5% and 4.1% for six months ended February 28, 2010 and 2009, respectively.

Provision for income taxes -EIS

We recorded income tax expense of $435,000 for the six months ended February 28, 2010 as compared to $107,000 for the six months ended February 28, 2009. The effective tax rate was 40.9% for the six months ended February 28, 2010 as compared to 38.4% for the three months ended February 28, 2009. The lower effective tax rate in the six months ended February 28, 2009 was primarily the result of over accruals of interest expense in prior periods that resulted in recognition of offsets to income tax expense for the six months ended February 28, 2009 due to net tax settlements during the period.

Results of Operations –EGS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our EGS Results of Operations for the six months ended February 28, 2010 and 2009.

EGS
STATEMENTS OF INCOME
(In thousands)

	Six Months Ended February 28,
	2010	2009	Change	%
Revenues
Service and consulting	$14,671	$19,378	$(4,707)	-24.3%
Total Revenues	14,671	19,378	(4,707)	-24.3%

Cost of Sales
Service and consulting	12,107	15,656	(3,549)	-22.7%
Total Cost of Sales	12,107	15,656	(3,549)	-22.7%

Gross Profit
Service and consulting	2,564	3,722	(1,158)	-31.1%
Service and consulting %	17.5%	19.2%

Total Gross Profit	2,564	3,722	(1,158)	-31.1%
Total Gross Profit %	17.5%	19.2%

Operating expenses:
Selling, general, and administrative expenses	1,988	2,164	(176)	-8.1%
Rent expense – related party	108	121	(13)	-10.7%
Depreciation and amortization	456	427	29	6.8%
Total operating expenses	2,552	2,712	(160)	-5.9%
Percent of revenues	17.4%	14.0%

Operating income	12	1,010	(998)	-98.8%
Percent of revenues	0.1%	5.2%

Other expense (income):
Interest income – other	-	(1)	1	-100.0%
Interest expense	112	224	(112)	-50.0%
Other	(4)	4	(8)	-200.0%

Income (loss) before income taxes	(96)	783	(879)	-112.3%
Provision (benefit) for income taxes	(22)	333	(355)	-106.6%
Net income (loss)	$(74)	$450	$(524)	-116.4%
Percent of revenues	-0.5%	2.3%

Comparison of the Six Months Ended February 28, 2010 and 2009 - EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  EGS division’s total revenues decreased $4.7 million, or 24.3%, to $14.7 million for the six months ended February 28, 2010, compared to $19.4 million for the six months ended February 28, 2009. This decline was caused by a 18.0% decrease in hours billed and a 7.6% decrease in the average hourly billing rate during the six months ended February 28, 2010 compared with the corresponding period in 2009. The decrease in billable hours and rate is mainly due to decreases in our Business Analysis and Quality Assurance practices. Most of the clients EGS serves are commercial clients and we believe that this decrease in commercial business is primarily attributed to the current general economic downturn.

 Gross Profit - EGS

EGS division’s gross profit decreased $1.1 million, or 31.1%, to $2.6 million for the six months ended February 28, 2010, compared to $3.7 million for the six months ended February 28, 2009. We believe this decrease is mainly due to the general economic downturn as discussed in the Revenue section above.

Measured as percentages of revenues, our gross profit margin for the EGS division decreased to 17.5% of our EGS division’s revenues for the six months ended February 28, 2010 from 19.2% for the six months ended February 28, 2009. We believe this decrease is mainly due to the decreased billing rate per hour that resulted from, pricing pressure from our commercial clients.

Selling, General and Administrative Expenses - EGS

EGS division’s selling, general and administrative expenses decreased $176,000, or 8.1%, to $2.0 million, for the six months ended February 28, 2010, compared to $2.2 million for the six months ended February 28, 2009. This decrease in selling, general and administrative expenses is primarily attributable to the reduction of various expense categories including commissions due to lower gross profits, travel, lodging, recruiting, business insurance, rent for guesthouses, professional and consulting fees and training and others. Selling, general and administrative expenses for the six months ended February 28, 2010 includes $90,000 in retention bonuses paid to business development personnel.

Rent Expense-Related Party - EGS

We occupy approximately 20,000 square feet of office space in Fremont, CA.  This space is leased from the spouse of the President of eBAS/Aveeva.  The lease term is for 3 years with monthly base rent of $20,000. In March 2009, we subleased portion of the building for a monthly rent of $3,000 on a month-to-month basis, which was terminated effective February 1, 2010. During the six months ended February 28, 2010 and 2009, we recorded expense under this lease totaling $108,000 and $121,000 in expense under this lease.

Management believes the lease noted above is being leased at a rate consistent with the market rate.

Depreciation and Amortization - EGS

EGS division’s depreciation and amortization expense increased $29,000, or 6.8%, to $456,000 for the six months ended February 28, 2010, compared to $427,000 for the six months ended February 28, 2009. The increase is due to depreciation expense associated with computer equipment we purchased for our training facility during six months ended August 31, 2009.

As of February 28, 2010, intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4.2 million less accumulated amortization of $1.2 million, and the estimated value ascribed to non-competes of $370,000 less accumulated amortization of $123,000. As of August 31, 2009, intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4.2 million less accumulated amortization of $820,000, and the estimated value ascribed to non-competes of $370,000 less accumulated amortization of $86,000. The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 9 years and noncompete covenants and trademarks are being amortized on a straight-line basis over 5 years. Amortization expense for the EGS division was $399,000, and $400,000 for the six months ended February 28, 2010 and 2009, respectively.

Operating income -EGS

Operating income for our EGS division for the six months ended February 28, 2010 decreased by 98.8%, or $998,000, to $12,000, compared to operating income of $1.0 million for the six months ended February 28, 2009. This decrease in operating income is mainly due to a decrease in services and consulting revenue as discussed in the Revenue and Gross Profit sections above. Additionally, during the six months ended February 28, 2010, we paid $90,000 in retention bonuses to business development personnel, which decreased our operating income.

Interest expense -EGS

Interest expense for our EGS division for the six months ended February 28, 2010 decreased by 50.0%, or $112,000, to $112,000, compared to interest expense of $224,000 for the six months ended February 28, 2009. This is primarily attributable to lower total interest on an 8% subordinated note payable, which was paid in full in September 2009 and a lower average interest rate charged on the line of credit attributable to a decrease in the prime rate during this period. The average interest rate charged on the line of credit by the Lender was approximately 3.5% and 4.1% for six months ended February 28, 2010 and 2009, respectively.

Provision for income taxes -EGS

We recorded an income tax benefit of $22,000 for the six months ended February 28, 2010 as compared to income tax expense of $333,000 for the six months ended February 28, 2009. The effective tax benefit rate was 22.9% for the six months ended February 28, 2010 as compared to tax rate of 42.5% for the six months ended February 28, 2009. The higher effective tax rate in the six months ended February 28, 2010 was primarily the result of the effect of permanently non-deductible expenses on a smaller pre-tax income base.

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

Stock Warrants

We adopted the FASB Accounting Standards Codification of which certain literature was originally documented in EITF 07-05  “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock Abstract,” to determine if liability treatment would be necessary for the outstanding stock warrants effective September 1, 2009.  The provisions of this standard must be applied retrospectively upon adoption. The adoption of these standards related to the outstanding warrants for the Company was not recorded in the financial statements because the Company determined that the impact was not material.

Business Combinations

We adopted the new accounting standard for business combinations in accordance with ASC 805 “Business Combinations.”  The new standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. The new provisions of ASC 805 are effective for our business combinations occurring on or after September 1, 2009.  There was no financial statement impact upon adoption of the provision of ASC 805, but it may materially affect our accounting for future acquisitions.

Subsequent Events

In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended February 28, 2010.

Recurring and Nonrecurring Fair Value Measurements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for us beginning March 1, 2010. We do not expect the adoption will have an impact on its consolidated financial position or results of operations.

Liquidity and Capital Resources

Cash at February 28, 2010 of $2.8 million represented an increase of $1.1 million from cash of $1.7 million at August 31, 2009. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit.  Borrowings under our line of credit at February 28, 2010 increased to $10.6 million from $9.0 million at August 31, 2009. As of February 28, 2010, our net working capital (defined as the excess of our current assets over our current liabilities) was $1.6 million higher than it was at August 31 2009.

The Company, Emtec NJ, Emtec LLC, Emtec Federal, Emtec Global, Luceo, eBAS and Aveeva (collectively, the “Borrower”), are parties to a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender provides the Borrower with a revolving credit loan and floor plan loan (the “Credit Facility”) until December 7, 2010. The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility. For detailed information on terms of the Credit Facility, refer to footnote#6 – Line of Credit of the Condensed Consolidated Financial Statements in this Quarterly Report on the Form 10-Q for the six months ended February 28, 2010, or the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

The Company had balances of $10.6 million and $9.0 million outstanding under the revolving portion of the Credit Facility, and balances of $929,000  and $5.4 million (included in the Company’s accounts payable) outstanding plus $578,000 and $321,000 in open approvals under the floor plan portion of the Credit Facility at  February 28, 2010 and August 31, 2009, respectively. Net availability was $4.3 million and $11.9 million under the revolving portion of the Credit Facility, and additionally $15.6 million and $5.4 million was available under the floor plan portion of the Credit Facility as of February 28, 2010 and August 31, 2009, respectively.

As of February 28, 2010, the Company determined that it was in compliance with its financial covenants under the Credit Facility.

As of February 28, 2010, we had open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $41.5 million with outstanding principal of approximately $10.5 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations and financial condition.

Capital expenditures of approximately $251,000 during the six months ended February 28, 2010 related primarily to the purchase of computer equipment for internal use, purchase of automobile for our service technicians and software costs to upgrade various modules of our accounting systems.

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

Revenue Recognition

We are an IT systems integrator, providing consulting, staffing, application services and infrastructure solutions to commercial, federal, education, state and local government clients. Our specific practices include IT consulting, communications, data management, enterprise computing, managed services, business service management solutions, training, storage and data center planning and development and staff augmentation solutions.

In accordance with paragraph 40 FASB Topic ASC paragraph 280-10-50, it is impracticable for us to report the revenues from external customers for each of our products and services or each group of similar products and services offered. Our revenue recognition policy is as follows:

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

▪
There are occasions when a client requests a transaction on a “bill & hold” basis.  We follow the SAB 104 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of SAB 104 are met. We do not modify our normal billing and credit terms for these clients. The client is invoiced at the date of revenue recognition when all of the criteria have been met. As of February 28, 2010 and 2009, we did not have any bill & hold transactions.

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

Item 3.     Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.  We have entered into no forward or future contracts, purchased no options and entered into no swaps.  Our primary market risk exposures are those of interest rate fluctuations.  A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility.  Our balance on the line of credit at February 28, 2010 was approximately $10.6 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $106,000 annually.

Item 4T.   Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2010.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.      Submission of Matters to a vote by Securities Holders

The Annual Meeting of Shareholders of the Company (the “Meeting”) was held on February 4, 2010. There were present at the Meeting in person or by proxy shareholders holding an aggregate of 14,743,023 shares of Common Stock out of a total number of 15,742,431 shares of Common Stock outstanding and entitled to vote at the Meeting.

1.	Election of Directors.

The following directors were elected as Class A directors.

NOMINEE	FOR	AGAINST	ABSTENSIONS
Robert J. Mannarino	13,809,800	500	932,723
Gregory L. Cowan	13,809,800	500	932,723

2.
The stockholders ratified the appointment of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the fiscal year ending August 31, 2010 by the vote set forth below:

FOR	AGAINST	ABSTENSIONS
14,084,261	50,894	607,180

The terms of office of Dinesh R. Desai, Brian McAdams and Gregory Chandler as Class A directors continue until the 2012 annual meeting of stockholders.

Item 6.     Exhibits

Exhibit 10.1 – Employment Agreement between the Company and Brian Mandel dated March 1, 2010.

Exhibit 10.2 – Second Lease Amendment dated December 1, 2009, between the Company and GS&T Properties, LLC for office space in Suwanee, Georgia.

Exhibit 10.3 – Lease Agreement dated March 9, 2010, between the Company and Brandywine Radnor Center, LLC for office space in Radnor, Pennsylvania.

Exhibit 10.4 – Employment Agreement between the Company and Samir Bhatt dated December 1, 2009.(1)

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated April 14, 2010.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated April 14, 2010.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated April 14, 2010.

Exhibit 32.2 - Section 1350 Certificate of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated April 14, 2010.

(1) Previously filed as an exhibit to Registrant’s Form 10-Q dated November 30, 2009, filed on January 14, 2010 and incorporated herein by reference.

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

Date: April 14, 2010