Form 10-Q
period 2010-05-31
EMTEC INC/NJ
filed 2010-07-15
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

Commission file number: 0-32789

EMTEC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0273300 (I.R.S. Employer Identification No.)
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

As of July 6, 2010, there were outstanding 16,054,931 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share and Share Data)

	May 31, 2010
	(Unaudited)	August 31, 2009
Assets

Current Assets

Cash	$1,773	$1,713
Receivables:
Trade, less allowance for doubtful accounts	32,467	29,463
Other	1,805	2,184
Inventories, net	4,214	4,410
Prepaid expenses and other	2,875	2,184
Deferred tax asset - current	707	680

Total current assets	43,841	40,634

Property and equipment, net	1,474	1,390
Intangible assets, net	10,072	11,235
Goodwill	12,327	11,424
Deferred tax asset- long term	436	459
Other assets	95	131

Total assets	$68,245	$65,273

Liabilities and Stockholders' Equity

Current Liabilities

Line of credit	$13,844	$9,035
Accounts payable	25,128	25,390
Current portion of long term debt - related party	82	1,213
Income taxes payable	42	590
Accrued liabilities	5,643	6,723
Customer deposits	312	-
Deferred revenue	2,311	2,103

Total current liabilities	47,362	45,054

Deferred tax liability- long term	2,503	2,816
Accrued liabilities	176	180

Total liabilities	50,041	48,050

Commitments and contingencies
Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized; 18,744,520 and 18,059,679 shares issued and 15,879,931 and 15,195,090, outstanding at May 31, 2010 and August 31, 2009, respectively	187	181
Additional paid-in capital	21,180	20,794
Retained earnings	2,194	1,671
Accumulated other comprehensive income	239	173
	23,800	22,819
Less: treasury stock, at cost, 2,864,589 shares	(5,596)	(5,596)

Total stockholders' equity	18,204	17,223

Total liabilities and stockholders' equity	$68,245	$65,273

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except per Share and Share Data)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2010	2009	2010	2009
Revenues

Procurement services	$39,536	$35,321	$122,193	$121,094
Service and consulting	13,970	13,898	40,994	40,106

Total Revenues	53,506	49,219	163,187	161,200

Cost of Sales

Cost of procurement services	35,140	31,204	109,348	107,967
Service and consulting	10,285	10,369	29,310	30,666

Total Cost of Sales	45,425	41,573	138,658	138,633

Gross Profit

Procurement services	4,396	4,117	12,845	13,127
Service and consulting	3,685	3,529	11,684	9,440

Total Gross Profit	8,081	7,646	24,529	22,567

Operating expenses:

Selling, general, and administrative expenses	7,243	6,198	20,962	18,134
Rent expense – related parties	162	147	473	452
Depreciation and amortization	551	632	1,718	1,734
Total operating expenses	7,956	6,977	23,153	20,320

Operating income	125	669	1,376	2,247

Other expense (income):
Interest income – other	(3)	(5)	(18)	(16)
Interest expense	124	169	428	693
Other expense	(4)	17	(12)	21

Income before income taxes	8	488	978	1,549
Provision for income taxes	43	215	456	655
Net income (loss)	$(35)	$273	$522	$894

Net income (loss) per common share
Basic and Diluted	$0.00	$0.02	$0.03	$0.06

Weighted Average Shares Outstanding
Basic	15,071,515	14,629,231	15,071,515	14,629,231

Diluted	15,071,515	14,888,272	15,258,822	14,883,734

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	For the Nine Months Ended May 31,
	2010	2009
Cash Flows From Operating Activities
Net income	$522	$894

Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities
Depreciation and amortization	493	626
Amortization related to intangible assets	1,225	1,108
Deferred income taxes (benefit)	(331)	(240)
Stock-based compensation	393	87
Indemnification of professional fees	-	(270)

Changes In Operating Assets and Liabilities
Receivables	(2,562)	8,017
Inventories	196	(6,978)
Prepaid expenses and other assets	(631)	(174)
Accounts payable	(275)	1,291
Customer deposits	312	(1)
Income taxes payable	(548)	(93)
Accrued liabilities	(1,175)	(855)
Deferred revenue	182	(36)
Net Cash Provided By (Used In) Operating Activities	(2,199)	3,376

Cash Flows From Investing Activities
Purchases of property and equipment	(563)	(795)
Acquisition of businesses, net of cash acquired	(294)	(1,129)
Acquisitions related contingent earnout/tax settlement	(606)	(165)
Net Cash Used In Investing Activities	(1,463)	(2,089)

Cash Flows From Financing Activities
Net increase in line of credit	4,809	2,198
Repayment of debt	(1,146)	(2,723)
Net Cash Provided By Financing Activities	3,663	(525)

Effect of rate changes on cash	59	200

Net Increase in Cash	60	962
Beginning Cash	1,713	2,025

Ending Cash	$1,773	$2,987
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$2,094	$697
Interest	$713	$780

Supplemental Schedule of Non Cash Investing and Financing Activities
Indemnification receivable due from former shareholders settled by the amounts due to former shareholders	$-	$631
Note payable issued, acquisition of Capital Stock of Koan-IT	$-	$397

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

2.  General

Description of Business

Emtec, Inc. a Delaware corporation (the “Company”) established in 1964, is a systems integrator providing information technology (“IT”) services and products to the federal, state, and local governments, and education and commercial markets. Emtec helps clients identify and prioritize areas for improvement and then implements process, technology and business application improvements that reduce costs, improve service and align the delivery of IT with the needs of their organizations.  The Company’s value-based management methods, coupled with IT technology, consulting and development services, allow us to address a wide range of specific client needs, as well as support broader IT transformation initiatives.  The Company’s client base is comprised of departments of federal, state and local governments in the United States and Canada, and schools and commercial businesses throughout the United States and Canada.

Principles of Consolidation

The consolidated financial statements for the three and nine months ended May 31, 2010 include the accounts of the Company and its wholly-owned subsidiaries, Emtec, Inc., a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly-owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), Emtec Global Services LLC (“EGS”), EGS’ wholly-owned subsidiaries Luceo, Inc. (“Luceo”), eBusiness Application Solutions, Inc. (“eBAS”), Aveeva, Inc. (“Aveeva”), Emtec Services Mauritius (“Emtec Mauritius”), and Emtec Mauritius’s subsidiary Emtec Software India Private Limited (“Emtec India”), formerly Aviance Software India Private Limited (“Aviance”), Emtec Infrastructure Services Corporation (“EIS-US”), and EIS-US’s wholly-owned subsidiaries Emtec Infrastructure Services Canada Corporation (“EIS-Canada”), which is referred to in this report as KOAN-IT, and KOAN-IT (US) Corp. (“KOAN-IT (US)”). Significant intercompany account balances and transactions have been eliminated in consolidation.

On June 4, 2010, Emtec Federal acquired all of the outstanding stock of Secure Data, Inc. (“SDI”).  SDI’s accounts will be included in future consolidated financial statements of the Company.

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

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  The changes in the carrying amount of goodwill for the nine months ended May 31, 2010, by reportable segments are as follows (in thousands):

	EIS	EGS	Total
Balance at August 31, 2009	$9,683	$1,741	$11,424
Foreign currency translation effect of Canadian goodwill	20	-	20
Increase in goodwill arising due to Luceo and Koan-IT acquisition related earnout payments	316	290	606
Goodwill acquired during the year	-	277	277
Balance at May 31, 2010	$10,019	$2,308	$12,327

KOAN-IT Corp: The contingent payment of $316,000 for the first year anniversary of closing to the former shareholders of KOAN-IT was accrued in the three months ended May 31, 2010, and paid in June 2010.  This contingent payment is treated as additional purchase price and increased goodwill.

Luceo, Inc.: The contingent payment of $290,000 for the second year anniversary of closing to Mr. Natarajan was accrued in the three months ended May 31, 2010, and paid in June 2010.  This contingent payment is treated as additional purchase price and increased goodwill.

SARK Infotech Private Limited: On April 1, 2010, Emtec India acquired certain assets of SARK Infotech Private Limited (“SARK”), a software consulting company based in Mumbai, India. The Company recorded $277,000 in goodwill during this quarter from this acquisition.

In accordance with Accounting Standard Codification (“ASC”) 350 “Intangibles- Goodwill and Other,” goodwill is not amortized but tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is tested for impairment at one level below an operating segment (also known as a component) in accordance with the guidance of FASB ASC Topic 350. These reporting units are comprised of Systems Division, KOAN-IT, Luceo and eBAS/Aveeva.  The Company has set an annual impairment testing date of June 1.

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

The following table presents a summary of the Company’s goodwill by reporting unit at May 31, 2010, as well as critical assumptions used in the valuation of the reporting units at June 1, 2009, the Company’s annual testing date:

	Goodwill
Reporting Unit	$'000	% of total	Discount Rate	Terminal Growth Rate	Years of Cash Flow before Terminal Value	% By Which Reporting Unit Fair Value Exceeds its Carrying Value*
Systems Division	8,817	71.5%	15.6%	4.0%	10	68.8%
Luceo	1,961	15.9%	17.5%	4.0%	10	992.3%
eBAS/Aveeva	70	0.6%	17.1%	4.0%	10	887.7%
KOAN-IT	1,202	9.8%	17.5%	4.0%	10	4652.0%
SARK**	277	2.2%	n/a	n/a	n/a	n/a
Total	12,327	100.0%

* As of June 1, 2009
** Acquired April 1, 2010

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

The Company examined the sensitivity of the fair values of its Systems Division reporting unit by reviewing other scenarios relative to the initial assumptions it used to see if the resulting impact on fair value would have resulted in a different step one conclusion.  Accordingly, the Company performed sensitivity analyses based on a more conservative annual revenue growth in years 1–5 of the discounted cash flow approach.  In the first sensitivity analysis, the Company lowered the revenue growth in years 1- 5 of the discounted cash flow approach by one-third (holding all other critical assumptions constant), while in the second sensitivity analysis; the Company lowered the revenue growth by two-thirds in years 1–5 of the discounted cash flow approach (holding all other critical assumptions constant).  None of the outcomes of the sensitivity analyses performed impacted the Company’s step one conclusion.  It should be noted that Company did not perform sensitivity analyses on the other reporting units given the relative value of goodwill and the percentage of the reporting unit’s fair value that was in excess of its carrying value.

While the Company has determined the estimated fair values of its reporting units to be appropriate based on the forecasted level of revenue growth, net income and cash flows, in the current market environment it is a reasonable possibility that one of our reporting units may become impaired in future periods as there can be no assurance that the Company’s estimates and assumptions made for purposes of its goodwill impairment testing as of June 1, 2009 will prove to be accurate predictions of the future. Our use of the term "reasonable possibility" refers to a potential occurrence that is more than remote, but less than probable in the Company’s judgment. If the Company’s assumptions, including forecasted revenue growth rates are not achieved, the Company may be required to record goodwill impairment charges in future periods.  Potential events and/or changes in circumstances that could reasonably be expected to negatively impact the key assumptions and affect the recovery of our goodwill include:

●
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

●
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

●
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

●
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

At May 31, 2010, Emtec's market capitalization was greater than its total stockholders' equity. However, the Company’s stock does not trade frequently and thus management believes the inherent value of the Company is not and has not been accurately reflected by the current or historical stock market valuation of the Company.  Accordingly, the Company continues to believe that the income and market-based approaches are the most appropriate valuation methods.

In accordance with ASC 350, the Company is performing its annual impairment testing as of June 1, 2010 with the assistance of an external valuation firm. The Company does not currently believe that there is an indication of goodwill impairment at May 31, 2010.  However, if current market conditions change and the Company’s estimated value under the income and market-based approaches is affected, then it is possible that the Company may have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

At May 31, 2010 and August 31, 2009, the components of identifiable intangible assets are as follows (in thousands):

	May 31, 2010	August 31, 2009
Customer relationships	$14,099	$14,098
Noncompete agreements	399	398
Software Technology	15	-
Trademarks	169	169
Foreign currency translation adjustment	50	-
	14,732	14,665
Accumulated amortization	(4,655)	(3,430)
Foreign currency translation adjustment	(5)	-
Balance, ending	$10,072	$11,235

Customer relationships represent the fair value ascribed to customer relationships purchased in 2005, the acquisitions of Luceo and eBAS/Aveeva in fiscal 2008, the acquisition of KOAN-IT in fiscal 2009, and the acquisition of certain assets from SARK  in April 2010 by Emtec India. The amounts ascribed to customer relationships are being amortized on a straight-line basis over 3-15 years.

Noncompete agreements represent the value ascribed to covenants not to compete in employment and acquisition agreements with certain members of Luceo, eBAS/Aveeva and KOAN-IT’s management entered into at the time of the respective acquisitions.  The amounts ascribed to noncompete agreements are being amortized on a straight-line basis over 5 years.

Software technology represents the value ascribed to software developed by SARK, which was acquired by Emtec India in April 2010.

Trademarks represent the value ascribed to trade name and trademarks owned by KOAN-IT and SARK.  The amounts ascribed to trademarks are being amortized on a straight-line basis over 3-5 years.

Amortization expense related to intangible assets was $410,000 and $469,000, for the three months ended May 31, 2010 and 2009, respectively, and $1.2 million and $1.1 million for the nine months ended May 31, 2010 and 2009, respectively.  We currently expect future amortization for the next four years ending August 31, 2010 through 2013 will be approximately $1.6 million per year and for the fiscal year ending 2014 will be approximately $937,000.

Long-lived assets, including customer relationships and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC 350 “Intangibles- Goodwill and Other” and ASC 360 “Property, Plant and Equipment.”  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.  No impairment of long-lived assets occurred during nine months ended May 31, 2010 or 2009.

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

The Company’s comprehensive income (in thousands) is presented in the following table:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2010	2009	2010	2009
Net Income (loss)	$(35)	$273	$522	$894
Cumulative translation adjustment, net of taxes	12	211	66	174
Total comprehensive income	$(23)	$484	$588	$1,068

Earnings Per Share

Basic earnings per share amounts are computed by dividing net income available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as of the end of the period. Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 378,916 and 259,041, for the three months ended May 31, 2010 and 2009, respectively, and 187,307 and 254,503 for the nine months ended May 31, 2010 and 2009, respectively. Diluted shares for the three months ended May 31, 2010 were not included in the calculation of diluted net loss per share because the effect of the inclusion would be anti-dilutive. In addition, outstanding warrants to purchase 1,764,437 and 1,688,354 common shares as of and for the periods ended May 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Income Taxes and Due to Former Stockholders

The Company accounts for income taxes in accordance with ASC 740 "Income Taxes."  The Company files a federal consolidated tax return that includes all U.S. entities.  The Company also files several combined/consolidated state tax returns and several separate state tax returns.  Deferred taxes are provided based upon a review of the tax basis of assets and liabilities, whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are recognized for tax loss carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred taxes result from timing differences primarily relating to bad debts, inventory reserves, deferred revenue, fixed asset depreciation, compensation expenses and intangible asset amortization.

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

Reconciliation of Liabilities for Unrecognized Tax Benefits for the nine months ended May 31, 2010 and 2009 (in thousands) are as follows:

Balance at September 1, 2009 and 2008	$202	$693

Unrecognized tax positions of prior periods:
Increase	-	-
Decrease	-	-

Unrecognized tax positions of current year:
Increase	1	13
Decrease	-	-

Decrease in Unrecognized tax benefits due to settlements	-	(548)

Decrease in Unrecognized tax benefits due to lapse of
statute of limitations	-	-

Balance at May 31, 2010 and 2009	$203	$158

	For the Nine Months Ended,
	May 31, 2010	May 31, 2009

Total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$91	$57

Accrued interest and penalties for unrecognized tax benefits	$94	$71

Interest and penalties classified as income tax expense (benefit)	$16	$(31)

Subsequent Events

On June 4, 2010, Emtec Federal, Secure Data Inc,(“SDI”) and the stockholders of SDI entered into a Stock Purchase Agreement. The Company previously filed details on this acquisition on the Form 8-K, dated June 10, 2010.

3.  Stock-Based Compensation

Stock Options

An amendment to the Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the Company’s stockholders on February 2, 2009. The 2006 Plan authorizes the granting of stock options to directors and eligible employees. The amendment increased the aggregate number of shares of Common Stock available under the 2006 Plan from 1,400,000 shares to 2,543,207 shares eligible for issuance at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of stockholders owning more than 10% of the Company’s common stock). Options under the 2006 Plan have terms from 7 to 10 years and certain options vest immediately and others through a term up to 4-5 years.

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

A summary of stock options for the nine months ended May 31, 2010 is as follows:

For the Nine Months Ended May 31, 2010	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value *
Options Outstanding -September 1, 2009	359,500	$1.15
Options Granted	75,833	$1.12
Options Exercised	-	-
Options Forfeited or Expired	(22,000)	$1.31
Options Outstanding - May 31, 2010	413,333	$1.13	5.96 years	$44,808
Options Exercisable - May 31, 2010	323,808	$1.13	6.10 years	$44,808

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the nine months ended May 31, 2010.

There were no stock options issued during the three months ended November 30, 2009; 13,333 stock options were issued during the three months ended February 28, 2010; and 62,500 stock options were issued during the three months ended May 31, 2010. The following assumptions were used to value stock options issued during the three months ended February 28, 2010 and May 31, 2010:

2010
Weighted-Average Fair Value	$0.84
Assumptions
Expected Volatility	87.86% - 88.07%
Expected Term	5 - 6.5 years
Expected Forfeiture Rate	0%
Dividend Yield	0%
Risk-Free Interest Rate	2.01% - 2.09%

Nonvested Stock (Restricted Stock)

The following table summarizes the Company’s restricted stock activity during the nine months ended May 31, 2010:

For the Nine Months Ended May 31, 2010	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2009	565,859	$0.72
Granted	684,841	$1.08
Vested	(432,284)	$0.72	$445,076	(a)
Forfeited	-	-
Nonvested - May 31, 2010	818,416	$1.03	$1,145,782	(b)

(a)
The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

(b)
The aggregate fair value of the nonvested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of May 31,  2010 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the Over-the-Counter Bulletin Board on the date of grant over the vesting period on a straight-line basis.

Stock Options and Nonvested Stock

Stock-based compensation costs related to the 2006 Plan totaled $118,000 and $3,000 for the three months ended May 31, 2010 and 2009, respectively, and $393,000 and $87,000 for the nine months ended May 31, 2010 and 2009, respectively.  As of May 31, 2010, the Company had $601,000 of unrecognized compensation cost related to the 2006 Plan.  The unrecognized compensation cost is expected to be recognized over a remaining period of 3 years.

4.  Warrants

On August 5, 2005, the Company issued certain stockholders stock warrants that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of then total issued and outstanding shares of the Company’s common stock, measured on a post-exercise basis, at any date during the 5-year term of the warrants, which ends August 5, 2010.  The aggregate exercise price of these warrants is fixed at $3.7 million. The exercise price per warrant will vary based upon the number of shares issuable under the warrants. The number of shares issuable under the warrants totaled 1,764,437 and 1,688,354 shares, with an exercise price of $2.09 and $2.19 per share, as of May 31, 2010 and 2009, respectively. The outstanding warrants were anti-dilutive for the nine months ended May 31, 2010 and 2009 because the exercise price was greater than the average market price of the Company’s common shares.

Effective as of September 1, 2009, the Company adopted FASB Accounting Standards Codification, which includes the applicable authoritative literature relating to the recording and disclosure of warrants, formerly included in EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” The adoption of these standards related to the above mentioned warrants was not recorded in the financial statements because the Company determined that the impact was not material at the adoption date as of September 1, 2009 and subsequent reporting periods.

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

▪
The First Amendment amended the Schedule to provide that the Borrower must pay the Lender a floorplan annual volume commitment fee if the aggregate amount of all floorplan loans does not equal or exceed $60.0 million in a 12-month period from December 1st through November 30th.  The floorplan commitment fee is equal to the amount that the floorplan usage during such 12-month period is less than $60.0 million multiplied by 1%.  If the Borrower terminates the Credit Facility during a 12-month period, the Borrower shall be required to pay the Lender a prorated portion of the annual volume commitment fee.

The Company had balances of $13.8 million and $9.0 million outstanding under the revolving portion of the Credit Facility, and balances of $2.8 million and $5.4 million (included in the Company’s accounts payable) outstanding plus $1.3 million and $321,000 in open approvals under the floor plan portion of the Credit Facility at May 31, 2010 and August 31, 2009, respectively. Net availability was $5.2 million and $11.9 million under the revolving portion of the Credit Facility, and additionally $8.8 million and $5.4 million was available under the floor plan portion of the Credit Facility as of May 31, 2010 and August 31, 2009, respectively.
As of May 31, 2010, the Company determined that it was in compliance with its financial covenants under the Credit Facility.

6.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, consist of the following (in thousands):

	For the Three Months Ended
	May 31, 2010		May 31, 2009
Departments of the U.S. Government	$22,457	42.0%	$11,720	23.8%
Canadian Government Agencies	760	1.4%	619	1.2%
State and Local Governments	1,026	1.9%	1,217	2.5%
Commercial Companies	12,977	24.3%	15,556	31.6%
Education and other	16,287	30.4%	20,107	40.9%
Total Revenues	$53,506	100.0%	$49,219	100.0%

	For the Nine Months Ended
	May 31, 2010		May 31, 2009
Departments of the U.S. Government	$79,373	48.6%	$63,160	39.3%
Canadian Government Agencies	1,480	0.9%	620	0.4%
State and Local Governments	3,162	1.9%	6,162	3.8%
Commercial Companies	38,462	23.7%	50,294	31.1%
Education and other	40,710	24.9%	40,964	25.4%
Total Revenues	$163,187	100.0%	$161,200	100.0%

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

The trade account receivables consist of the following (in thousands):

	May 31,	August 31,
	2010	2009
Trade receivables	$32,949	$29,767
Allowance for doubtful accounts	(482)	(304)
Trade receivables, net	$32,467	$29,463

Trade receivables included $1.5 million of unbilled revenue as of May 31, 2010 and August 31, 2009.

Major Customers

Sales to two school districts accounted for approximately $11.1 million or 20.7%, and $5.8 million or 10.9% of the Company’s total revenues for the three months ended May 31, 2010. The same customers accounted for approximately $13.8 million or 28.1%, and $6.3 million or 12.7% of the Company’s total revenue for the three months ended May 31, 2009.

Sales to one school district accounted for approximately $26.7 million or 16.4% of the Company’s total revenues for the nine months ended May 31, 2010. The same customers accounted for approximately $27.0 million or 16.8% of the Company’s total revenue for the nine months ended May 31, 2009.

Trade receivables due from two school districts accounted for approximately 17.9% and 14.9%, respectively, of the Company’s trade receivables as of May 31, 2010. The same clients accounted for approximately 14.4% and 17.8%, respectively of the Company’s trade receivables as of August 31, 2009.

7.  Accrued Liabilities

At May 31, 2010 and August 31, 2009, accrued liabilities consisted of the following (in thousands):

	May 31, 2010	August 31, 2009
Accrued payroll	$2,063	$2,559
Accrued commissions	418	586
Accrued state sales taxes	72	74
Accrued third-party service fees	101	72
Other accrued expenses	2,989	3,432
	$5,643	$6,723

8.  Long-Term Debt

At May 31, 2010 and August 31, 2009, the Company’s long-term debt consisted of the following (in thousands):

	May 31,	August 31,
	2010	2009

5% subordinated note payable to DARR Global Holdings, Inc.	$82	$345
8% subordinated note payable to Mr. Siva Natarajan	-	410
6% subordinated note payable to Former Shareholders of KOAN-IT	-	458
Total debt	82	1,213
Less current portion	(82)	(1,213)
Long-term debt, net of current portion	$-	$-

9.  Related Party Transactions

One of the Company’s facilities is leased under a non-cancelable operating lease agreement with an entity that is owned by a former director and current officer of the Company and their related family members. During the three months ended May 31, 2010 and 2009, the Company recorded expense under this lease totaling $52,000 and $47,000, respectively. During the nine months ended May 31, 2010 and 2009, the Company recorded expense under this lease totaling $155,000 and $137,000, respectively. The facilities consist of office and warehouse space totaling 42,480 square feet located in Springfield, New Jersey.

The Company occupies approximately 36,000 square feet of office and warehouse space in a 70,000 square-foot building in Suwannee, GA. This space is leased from GS&T Properties, LLC, in which an officer of the Company is a passive investor with an approximately 10% equity interest. The current lease term is through November 2014 with monthly rent of $21,000. During the three months ended May 31, 2010 and 2009, the Company recorded expense under this lease totaling $50,000 and $47,000, respectively. During the nine months ended May 31, 2010 and 2009, the Company recorded expense under this lease totaling $150,000 and $142,000, respectively.

In conjunction with the acquisition of eBAS/Aveeva, the Company entered into a lease for approximately 20,000 square feet of office space in Fremont, California.  This space is leased from the spouse of an officer of eBAS/Aveeva.  The lease term is through August 31, 2011 with a monthly rent of $20,000. In March 2009, the Company subleased a portion of the building for a monthly rent of $3,000 on a month-to-month basis, which was terminated effective February 1, 2010. During the three months ended May 31, 2010 and 2009, the Company recorded expense under this lease totaling $60,000 and $53,000, respectively. During the nine months ended May 31, 2010 and 2009, the Company recorded expense under this lease totaling $168,000 and $173,000, respectively.

In conjunction with the acquisition of certain assets from SARK,  Emtec India entered into a lease for approximately 3,100 square feet of office space in Mumbai, India.  This space is leased from former shareholders of SARK, who are currently members of the management team of Emtec India.  The lease term is through February 2011 with a monthly rent of approximately $3,200. During the three months ended May 31, 2010, the Company recorded expense under this lease totaling of $6,400.

Management believes the lease payments referenced above are at or below market lease rates for similar facilities.

10.      Legal Proceedings

In December 2007, the Company received a subpoena issued by the GSA Office of Inspector General ("OIG"), apparently as part of an ongoing, industry-wide investigation.  The Company produced documents and data in response to the subpoena to the OIG during 2008.  In September 2009, the Company, along with several other prominent IT companies, was served with a qui tam lawsuit entitled Christopher Crennen, et al. v. Dell Marketing, et al., which was filed in the United States District Court for the District of Massachusetts.  The lawsuit alleged violations of the False Claims Act relating to the Company's obligations under the Buy American Act and the Trade Agreements Act.   The Company filed a motion to dismiss the lawsuit on November 13, 2009, on the grounds that the amended complaint failed to comply with Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure.  On April 27, 2010, the District Court granted the motion and dismissed the amended complaint with prejudice.  The relator did not file a notice of appeal and, as such, the case is closed.

11.      Segment Information

The Company provides segment financial information in accordance with ASC 280, “Segment Reporting.”  The Company’s business activities are divided into two business segments, EIS and EGS. EIS consists of the Systems Division, which includes Emtec NJ, Emtec LLC, Emtec Federal and the business service management solutions offered by the ITSM practice. EGS is the Company’s enterprise applications services solutions and training business including its ERP and Application Development practice and its Business Analysis and Quality Assurance Practice and its Software Development practice.  The accounting policies of our segments are the same as those described in Note 2 and there are no material intersegment transactions. Summarized financial information relating to the Company’s operating segments is as follows (in thousands):

	(Unaudited)
	May 31, 2010	August 31, 2009
Identifiable Assets:
EIS	$54,889	$51,586
EGS	13,356	13,687
Total Assets	$68,245	$65,273

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Revenues
EIS	$45,791	$40,534	$140,800	$133,137
EGS	7,715	8,685	22,387	28,063
Total Revenue	$53,506	$49,219	$163,187	$161,200

Gross Profit
EIS	$6,736	$6,199	$20,619	$17,398
EGS	1,345	1,447	3,910	5,169
Gross Profit	$8,081	$7,646	$24,529	$22,567

Depreciation and amortization
EIS	$371	$410	$1,082	$1,085
EGS	180	222	636	649
Depreciation and amortization	$551	$632	$1,718	$1,734

Operating Income (loss)
EIS	$371	$581	$1,609	$1,149
EGS	(246)	88	(233)	1,098
Operating Income (loss)	$125	$669	$1,376	$2,247

Interest and Other Expense (Income)
EIS	$66	$99	$238	$390
EGS	51	82	160	308
Interest and Other Expense (Income)	$117	$181	$398	$698

Provision for Income Taxes
EIS	$138	$199	$573	$306
EGS	(95)	16	(117)	349
Provision for Income Taxes	$43	$215	$456	$655

Net Income (loss)
EIS	$167	$283	$798	$453
EGS	(202)	(10)	(276)	441
Net Income (loss)	$(35)	$273	$522	$894

Capital expenditures
EIS	$296	$482	$502	$761
EGS	16	2	61	34
Capital expenditures	$312	$484	$563	$795

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

Overview of Emtec

We are a systems integrator providing IT services and products to the federal, state and local government, education and commercial markets. We help our clients identify and prioritize areas for improvement and then implement process, technology and business application improvements that reduce costs, improve service and align the delivery of IT with the needs of their organizations. Our value based management methods, coupled with IT technology, consulting and development services, allow us to address a wide range of specific client needs, as well as support broader IT transformation initiatives.  Our client base is comprised of departments of federal, state and local governments in the United States and Canada and schools and commercial businesses throughout the United States and Canada.

On a consolidated basis for the three months ended May 31, 2010, our total revenue increased by $4.3 million or 8.7%, our gross profit increased by $435,000 or 5.7% and our operating income decreased by $544,000, compared with the three months ended May 31, 2009.  For the nine months ended May 31, 2010, our total revenue increased by $2.0 million or 1.2%, our gross profit increased by $2.0 million or 8.7% and our operating income decreased by $871,000.  This decrease is mainly due to decreases in our commercial and state and local government business. In 2009, we embarked upon cost cutting initiatives to stabilize the profitability of our business and to focus more on selling services.  While our sales into federal and education clients have continued to improve, our commercial and state and local government business has declined due to a slow economic recovery which has prevented us  from attracting new profitable customers, who purchase procurement services.

Management’s analysis concluded that we were profitable in the commercial and state and local government business only when customers were of sufficient scale in purchasing procurement services. Management also analyzed the impact of investing in this business and concluded that investment in growth should be focused on our consulting services in the commercial sector.  Since our analysis showed that the current level of gross profit from this sector is insufficient to cover the costs of the selling general and administrative expenses  for the sector management reduced expenses in April of 2010. From April 2010 thru June 2010, the Company eliminated approximately $2.1 million in annualized costs as a result of this restructuring. Management is now focusing its efforts on attracting talent to our higher gross margin consulting practices in the commercial sector, which may increase our costs in servicing commercial clients in the future. In addition, the Company continues to invest in new growth initiatives, including the executive management team, professional recruiting fees, and merger and acquisition expenses. We intend for our investments to increase higher margin services and consulting revenues and  improve our profitability in future quarters.

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

We have divided our operating activity into two operating segments for reporting purposes: EIS and EGS. EIS consists of the Company’s historical business, which we refer to as the Systems Division, and the business service management solutions offered by the ITSM practice. EGS is the Company’s enterprise applications services solutions and training business including its ERP and Application Development practice and its Business Analysis and Quality Assurance Practice. As our business evolves, including based on our recent experience with cross selling services between these two divisions, we will continue to reassess our segment reporting structure in accordance with ASC 280, “Segment Reporting.”

Consolidated Statements of Operations for the Three Months Ended May 31, 2010 compared with the Three Months Ended May 31, 2009.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended May 31,
	2010	2009	Change	%
Revenues
Procurement services	$39,536	$35,321	$4,215	11.9%
Service and consulting	13,970	13,898	72	0.5%
Total Revenues	53,506	49,219	4,287	8.7%

Cost of Sales
Cost of procurement services	35,140	31,204	3,936	12.6%
Service and consulting	10,285	10,369	(84)	(0.8)%
Total Cost of Sales	45,425	41,573	3,852	9.3%

Gross Profit
Procurement services	4,396	4,117	279	6.8%
Procurement services %	11.1%	11.7%

Service and consulting	3,685	3,529	156	4.4%
Service and consulting %	26.4%	25.4%

Total Gross Profit	8,081	7,646	435	5.7%
Total Gross Profit %	15.1%	15.5%

Operating expenses:
Selling, general, and administrative expenses	7,243	6,198	1,045	16.9%
Rent expense – related party	162	147	15	10.2%
Depreciation and amortization	551	632	(81)	(12.8)%
Total operating expenses	7,956	6,977	979	14.0%
Percent of revenues	14.9%	14.2%

Operating income	125	669	(544)	(81.3)%
Percent of revenues	0.2%	1.4%

Other expense (income):
Interest income – other	(3)	(5)	2	40.0%
Interest expense	124	169	(45)	(26.6)%
Other	(4)	17	(21)	(123.5)%

Income before income taxes	8	488	(480)	(98.4)%
Provision (benefit) for income taxes	43	215	(172)	(80.0)%
Net income (loss)	$(35)	$273	$(308)	(112.8)%
Percent of revenues	-0.1%	0.6%

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

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our EIS Results of Operations for the three months ended  May 31, 2010 and 2009.

EIS
STATEMENTS OF INCOME
(In thousands)

	Three Months Ended May 31,
	2010	2009	Change	%
Revenues
Procurement services	$39,536	$35,321	$4,215	11.9%
Service and consulting	6,255	5,213	1,042	20.0%
Total Revenues	45,791	40,534	5,257	13.0%

Cost of Sales
Cost of procurement services	35,140	31,204	3,936	12.6%
Service and consulting	3,915	3,131	784	25.0%
Total Cost of Sales	39,055	34,335	4,720	13.7%

Gross Profit
Procurement services	4,396	4,117	279	6.8%
Procurement services %	11.1%	11.7%

Service and consulting	2,340	2,082	258	12.4%
Service and consulting %	37.4%	39.9%

Total Gross Profit	6,736	6,199	537	8.7%
Total Gross Profit %	14.7%	15.3%

Operating expenses:
Selling, general, and administrative expenses	5,892	5,113	779	15.2%
Rent expense – related party	102	95	7	7.4%
Depreciation and amortization	371	410	(39)	(9.5)%
Total operating expenses	6,365	5,618	747	13.3%
Percent of revenues	13.9%	13.9%

Operating income	371	581	(210)	(36.1)%
Percent of revenues	0.8%	1.4%

Other expense (income):
Interest income – other	(3)	(2)	(1)	(50.0)%
Interest expense	70	86	(16)	(18.6)%
Other	(1)	15	(16)	(106.7)%

Income before income taxes	305	482	(177)	(36.7)%
Provision for income taxes	138	199	(61)	(30.8)%
Net income	$167	$283	$(116)	(40.9)%
Percent of revenues	0.4%	0.7%

Comparison of the Three Months Ended May 31, 2010 and 2009 - EIS

Revenues - EIS

EIS division’s total revenues increased $5.3 million, or 13.0%, to $45.8 million for the three months ended May 31, 2010, compared to $40.5 million for the three months ended May 31, 2009.

Procurement services revenue increased $4.2 million, or 11.9%, to $39.5 million for the three months ended May 31, 2010, compared to $35.3 million for the three months ended May 31, 2009. This increase is primarily attributable to various IT projects for various departments of the U.S. government, which is partially offset by the reduction in our commercial business and state and local government business and a deferral of some projects to future quarters from our education business.  There has been continued decrease in business from our commercial and state and local government clients. We believe that this decrease in commercial business can be attributed to the current general economic downturn.

Services and consulting revenue increased $1.0 million, or 20.0%, to $6.2 million for the three months ended May 31, 2010, compared to $5.2 million for the three months ended May 31, 2009.  This increase is mainly attributable to various IT projects for school districts and various departments of the U.S. government during the three months ended May 31, 2010.

Our EIS division’s revenues, by client type, are comprised of the following (in thousands):

	For the Three Months Ended
	May 31, 2010		May 31, 2009
Departments of the U.S. Government	$22,457	49.0%	$11,720	28.9%
Canadian Government Agencies	760	1.7%	620	1.5%
State and Local Governments	1,025	2.2%	1,217	3.0%
Commercial Companies	5,262	11.5%	6,870	16.9%
Education and other	16,287	35.6%	20,107	49.6%
Total Revenues	$45,791	100.0%	$40,534	100.0%

During the three months ended May 31, 2010 and 2009, U.S. governmental department and agency related revenues represented approximately 49.0% and 28.9% of total EIS division’s revenues, respectively. Revenues from various civilian and military U.S. governmental departments and agencies increased by approximately $10.7 million during the three months ended May 31, 2010 compared with the three months ended May 31, 2009. This increase is primarily attributable to various IT projects for various departments of the U.S. government during the three months ended May 31, 2010.

Our state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies primarily in the State of New Jersey.

Revenues from commercial clients decreased by approximately $1.6 million during the three months ended May 31, 2010 compared with the three months ended May 31, 2009. This decrease is mainly due to the general economic downturn that caused reductions in technology and discretionary spending by our commercial clients. We have taken steps in this quarter to reduce our focus on unprofitable commercial clients for the EIS segment.

During the three months ended May 31, 2010, revenues from our education business decreased by approximately $3.8 million compared with the three months ended May 31, 2009.  This decrease is mainly due to the deferral of IT procurement services projects with school districts during the three months ended May 31, 2010.  During our fiscal years 2008 and 2009, we took steps to increase our business with our existing education business customers by outsourcing more of their infrastructure managed services needs and to increase our penetration with additional clients in this market. We believe these steps will increase the amount of long-term recurring revenue we have with these clients.

Gross Profit - EIS

Aggregate gross profit for our EIS division increased $537,000, or 8.7%, to $6.7 million for the three months ended May 31, 2010 as compared to $6.2 million for the three months ended May 31, 2009. This increase is primarily attributable to an increase in revenue as discussed in the total revenue section and our continued focus on increasing our services and consulting revenue.

Measured as a percentage of revenues, our gross profit margin for our EIS division decreased to 14.7% of our EIS division’s revenues for the three months ended May 31, 2010 from 15.3% for the three months ended May 31, 2009. This decrease is mainly due to an increase in the aggregate dollar amount of revenue coming from the lower margin procurement services versus our higher margin consulting services and a decrease in our procurement services gross profit margin from 11.7% for the three months ended May 31, 2009 to 11.1% for the three months ended May 31, 2010. We attribute this decrease mainly  to pricing pressure. Our services and consulting gross profit margin decreased to 37.4% for the three months ended May 31, 2010 from 39.9% for the three months ended May 31, 2009. This decrease is mainly due to lower utilization of our technical resources that were primarily supporting our commercial business. We have taken steps and aligned our resources in the restructuring of our commercial business. We also recorded some severance costs in the cost of services and consulting in this quarter, which also caused our gross profit margin percentage to decrease.

Selling, General and Administrative Expenses -EIS

Selling, general and administrative expenses for our EIS division increased by $779,000, or 15.2% to $5.9 million for the three months ended May 31, 2010, compared to $5.1 million for the three months ended May 31, 2009. This increase is mainly due to increase in expense categories such as compensation expense associated with our investment in new hires, travel, professional fees and severance costs that is partially offset by changes in commission structure.  In April 2010, management implemented a cost reduction restructuring in our commercial and state and local government business, which eliminated approximately $2.1 million in annualized costs associated with  our commercial state and local government practices.  In addition, there were expenses associated with new growth initiatives, which included the hiring of our Executive Vice President of Public Sector, Chief Strategy and Delivery Officer, professional recruiting fees, merger and acquisition expenses related to a recent acquisition, which was completed in March 2010 and stock expense associated investment in executive management team.

Rent Expense-Related Party - EIS

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by a certain former director and current officer of the Company and his related family members. The original lease term was through April 2009 with monthly base rent of $15,000. We exercised the option to extend the lease for an additional five-year term through April 2014 with monthly base rent of $18,000. During the three months ended May 31, 2010 and 2009, we recorded $52,000 and $47,000, respectively, in expenses under this lease.

We occupy approximately 36,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA.  This space is leased from a limited liability company in which a certain officer of our company is a passive investor with an approximately 10% equity interest. The current lease term is through November 2014 with monthly rent of $21,000.  During the three months ended May 31, 2010 and 2009, we recorded expense under this lease totaling $50,000 and $47,000, respectively.

Management believes the facilities noted above are being leased at rates consistent with the market rates.

Depreciation and Amortization - EIS

Depreciation and amortization expense for our EIS division decreased by 9.5%, or $39,000, to $371,000 for the three months ended May 31, 2010, compared to $410,000 for the three months ended May 31, 2009.

As of May 31, 2010, intangible assets of the EIS division consisted of: the estimated value ascribed to customer relationships of $9.9 million less accumulated amortization of $3.2 million; the estimated value ascribed to non-competes of $29,000 less accumulated amortization of $8,000; and the estimated value ascribed to trademarks of $175,000 less accumulated amortization of $45,000.  As of August 31, 2009 intangible assets of the EIS division consisted of: the estimated value ascribed to customer relationships of $9.9 million less accumulated amortization of $2.5 million; the estimated value ascribed to non-competes of $28,000 less accumulated amortization of $3,000; and the estimated value ascribed to trademarks of $169,000 less accumulated amortization of $19,000. The assets ascribed to customer relationships are being amortized on a straight-line basis over 6 to 15 years and non-compete covenants and trademarks are being amortized on a straight-line basis over 5 years.  Amortization expense for the EIS division was $208,000 and $208,000 for the three months ended May 31, 2010 and 2009, respectively.

Operating Income - EIS

Operating income for our EIS division for the three months ended May 31, 2010 decreased by 36.1%, or $210,000, to $371,000, compared to operating income of $581,000 for the three months ended May 31, 2009. This decrease in operating income is mainly due to the impact of decreases in revenue associated with our commercial and state and local government business and increased selling, general and administrative expenses as discussed in the sections above.

Interest expense - EIS

Interest expense for the EIS division decreased by 18.6%, or $16,000, to $70,000 for the three months ended May 31, 2010, compared to $86,000 for the three months ended May 31, 2009. This is primarily attributable to lower balances on various notes payable and a lower average interest rate charged on the line of credit, which was attributable to a decrease in the prime rate during this period. The average interest rate charged on the line of credit by the Lender was approximately 3.5% and 4.4% for the three months ended May 31, 2010 and 2009, respectively.

Provision for income taxes -EIS

We recorded income tax of $138,000 for the three months ended May 31, 2010 as compared to $199,000 for the three months ended May 31, 2009. The effective tax rate was 45.0% for the three months ended May 31, 2010 as compared to 41.3% for the three months ended May 31, 2009. The increase in tax rate was primarily the result of the effect of permanently non-deductible expenses on a smaller pre-tax income base.

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

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for EGS for the three months ended May 31, 2010 and 2009.

EGS
STATEMENTS OF INCOME
(In thousands)

	Three Months Ended May 31,
	2010	2009	Change	%
Revenues
Service and consulting	$7,715	$8,685	$(970)	(11.2)%
Total Revenues	7,715	8,685	(970)	(11.2)%

Cost of Sales
Service and consulting	6,370	7,238	(868)	(12.0)%
Total Cost of Sales	6,370	7,238	(868)	(12.0)%

Gross Profit
Service and consulting	1,345	1,447	(102)	(7.0)%
Service and consulting %	17.4%	16.7%

Total Gross Profit	1,345	1,447	(102)	(7.0)%
Total Gross Profit %	17.4%	16.7%

Operating expenses:
Selling, general, and administrative expenses	1,351	1,085	266	24.5%
Rent expense – related party	60	52	8	15.4%
Depreciation and amortization	180	222	(42)	(18.9)%
Total operating expenses	1,591	1,359	232	17.1%
Percent of revenues	20.6%	15.6%

Operating income (loss)	(246)	88	(334)	(379.5)%
Percent of revenues	(3.2)%	1.0%

Other expense (income):
Interest income – other	-	(3)	3	(100.0)%
Interest expense	54	83	(29)	(34.9)%
Other	(3)	2	(5)	(250.0)%

Income (loss) before income taxes	(297)	6	(303)	(5050.0)%
Provision (benefit) for income taxes	(95)	16	(111)	(693.8)%
Net income (loss)	$(202)	$(10)	$(192)	1920.0%
Percent of revenues	(2.6)%	(0.1)%

Comparison of the Three Months Ended May 31, 2010 and 2009 - EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  EGS division’s total revenues decreased $970,000, or 11.2%, to $7.7 million for the three months ended May 31, 2010, compared to $8.7 million for the three months ended May 31, 2009. This decline was caused by a 13.9% decrease in hours billed and a 7.2% decrease in the average hourly billing rate during the three months ended May 31, 2010 compared with the corresponding period in 2009. The decrease in billable hours is mainly due to decreases in our Business Analysis and Quality Assurance practices and the decrease in billing rates is due to decreases in both of our ERP and Application Development practice and Business Analysis and Quality Assurance practices. Most of the clients EGS serves are commercial clients and we believe that this decrease in commercial business is primarily  attributable to the current general economic downturn and resultant pricing pressures.

Gross Profit - EGS

EGS division’s gross profit decreased $102,000, or 7.0%, to $1.3 million for the three months ended May 31, 2010, compared to $1.4 million for the three months ended May 31, 2009. We believe this decrease is mainly due to the economic downturn as discussed in the Revenue section above.

Measured as percentages of revenue, our gross profit margin for the EGS division increased to 17.4% of our EGS division’s revenues for the three months ended May 31, 2010 from 16.7% for the three months ended May 31, 2009. We believe this increase is primarily attributable to increased billable utilization of our resources and our focus on increasing revenue mix from project based engagements and direct clients rather than indirect channel staffing business, which is lower in margin.

Selling, General and Administrative Expenses - EGS

EGS division’s selling, general and administrative expenses increased $266,000, or 24.5%, to $1.4 million for the three months ended May 31, 2010, compared to $1.1 million for the three months ended May 31, 2009. During the three months ended May 31, 2010, we recorded bonus expenses associated with retention bonuses in the amount of $133,000 and a bonus  paid in connection with an acquisition agreement in the amount of $121,000. These bonus expenses increased our selling, general and administrative expenses for the three months ended May 31, 2010 compared with May 31, 2009. The remainder of the increase in selling, general and administrative expenses is primarily attributable to investments in sales personnel and related expenses.

Rent Expense-Related Party - EGS

We occupy approximately 20,000 square feet of office space in Fremont, CA.  This space is leased from the spouse of the President of eBAS/Aveeva.  The lease term is for 3 years with monthly base rent of $20,000. In March 2009, we subleased portion of the building for a monthly rent of $3,000 on month-to-month basis, which was terminated effective February 1, 2010. During the three months ended May 31, 2010 and 2009, we recorded expense under this lease totaling $60,000 and $52,000, respectively.

Management believes the lease noted above is being leased at a rate consistent with the market rate.

Depreciation and Amortization - EGS

EGS division’s depreciation and amortization expense decreased $42,000, or 18.9%, to $180,000 for the three months ended May 31, 2010, compared to $222,000 for the three months ended May 31, 2009. The decrease is mainly due to an adjustment of the useful life of certain assets in the three months ended May 31, 2010, which reduced depreciation expense for the period.

As of May 31, 2010, intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4.2 million less accumulated amortization of $1.4 million, and the estimated value ascribed to non-competes of $370,000 less accumulated amortization of $141,000. As of August 31, 2009, intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4.2 million less accumulated amortization of $820,000, and the estimated value ascribed to non-competes of $370,000 less accumulated amortization of $86,000. The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 9 years and noncompete covenants and trademarks are being amortized on a straight-line basis over 5 years. Amortization expense for the EGS division was $200,000, and $200,000 for the three months ended May 31, 2010 and 2009, respectively.

Operating income (loss) -EGS

Operating loss for our EGS division for the three months ended May 31, 2010 was $246,000, compared to operating income of $88,000 for the three months ended May 31, 2009. This decrease in operating income is mainly due to the bonuses and the decreases described in the Revenue, Gross Profit and Selling, General and Administrative sections above.

Interest expense -EGS

Interest expense for our EGS division for the three months ended May 31, 2010 decreased by 34.9%, or $29,000, to $54,000, compared to interest expense of $83,000 for the three months ended May 31, 2009. This is primarily attributable to the absence during the quarter of interest costs related to an 8% subordinated note payable, which was paid in full in September 2009, and a lower average interest rate charged on the line of credit attributable to a decrease in the prime rate during this period. The average interest rate charged on the line of credit by the Lender was approximately 3.5% and 4.4% for the three months ended May 31, 2010 and 2009, respectively.

Provision (benefit) for income taxes -EGS

We recorded an income tax benefit of $95,000 for the three months ended May 31, 2010 as compared to income tax expense of $16,000 for the three months ended May 31, 2009. The effective tax benefit rate was 32.0% for the three months ended May 31, 2010 as compared to tax expense rate of 266% for the three months ended May 31, 2009. The higher effective tax rate in the three months ended May 31, 2009 was primarily the result of the effect of permanently non-deductible expenses on a smaller pre-tax income base.

Consolidated Statements of Income for the Nine Months Ended May 31, 2010 compared with the Nine Months Ended May 31, 2009.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Nine Months Ended May 31,
	2010	2009	Change	%
Revenues
Procurement services	$122,193	$121,094	$1,099	0.9%
Service and consulting	40,994	40,106	888	2.2%
Total Revenues	163,187	161,200	1,987	1.2%

Cost of Sales
Cost of procurement services	109,348	107,967	1,381	1.3%
Service and consulting	29,310	30,666	(1,356)	(4.4)%
Total Cost of Sales	138,658	138,633	25	0.0%

Gross Profit
Procurement services	12,845	13,127	(282)	(2.1)%
Procurement services %	10.5%	10.8%

Service and consulting	11,684	9,440	2,244	23.8%
Service and consulting %	28.5%	23.5%

Total Gross Profit	24,529	22,567	1,962	8.7%
Total Gross Profit %	15.0%	14.0%

Operating expenses:
Selling, general, and administrative expenses	20,962	18,134	2,828	15.6%
Rent expense – related party	473	452	21	4.6%
Depreciation and amortization	1,718	1,734	(16)	(0.9)%
Total operating expenses	23,153	20,320	2,833	13.9%
Percent of revenues	14.2%	12.6%

Operating income	1,376	2,247	(871)	(38.8)%
Percent of revenues	0.8%	1.4%

Other expense (income):
Interest income – other	(18)	(16)	(2)	12.5%
Interest expense	428	693	(265)	(38.2)%
Other	(12)	21	(33)	(157.1)%

Income before income taxes	978	1,549	(571)	(36.9)%
Provision for income taxes	456	655	(199)	(30.4)%
Net income	$522	$894	$(372)	(41.6)%
Percent of revenues	0.3%	0.6%

Results of Operations -EIS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our EIS Results of Operations for the nine months ended May 31, 2010 and 2009.

EIS
STATEMENTS OF INCOME
(In thousands)

	Nine Months Ended May 31,
	2010	2009	Change	%
Revenues
Procurement services	$122,193	$121,094	$1,099	0.9%
Service and consulting	18,607	12,043	6,564	54.5%
Total Revenues	140,800	133,137	7,663	5.8%

Cost of Sales
Cost of procurement services	109,348	107,967	1,381	1.3%
Service and consulting	10,833	7,772	3,061	39.4%
Total Cost of Sales	120,181	115,739	4,442	3.8%

Gross Profit
Procurement services	12,845	13,127	(282)	(2.1)%
Procurement services %	10.5%	10.8%

Service and consulting	7,774	4,271	3,503	82.0%
Service and consulting %	41.8%	35.5%

Total Gross Profit	20,619	17,398	3,221	18.5%
Total Gross Profit %	14.6%	13.1%

Operating expenses:
Selling, general, and administrative expenses	17,623	14,885	2,738	18.4%
Rent expense – related party	305	279	26	9.3%
Depreciation and amortization	1,082	1,085	(3)	(0.3)%
Total operating expenses	19,010	16,249	2,761	17.0%
Percent of revenues	13.5%	12.2%

Operating income	1,609	1,149	460	40.0%
Percent of revenues	1.1%	0.9%

Other expense (income):
Interest income – other	(18)	(11)	(7)	63.6%
Interest expense	261	386	(125)	(32.4)%
Other	(5)	15	(20)	(133.3)%

Income before income taxes	1,371	759	612	80.6%
Provision for income taxes	573	306	267	87.3%
Net income	$798	$453	$345	76.2%
Percent of revenues	0.6%	0.3%

Comparison of the Nine Months Ended May 31, 2010 and 2009 - EIS

Revenues – EIS

EIS division’s total revenues increased $7.7 million, or 5.8%, to $140.8 million for the nine months ended May 31, 2010, compared to $133.1 million for the nine months ended May 31, 2009.  EIS division’s total revenue includes revenues from the Company’s historical business, which we refer to as the Systems Division, and KOAN-IT, which was acquired on February 12, 2009, and includes the assets of EMS, which were acquired on May 12, 2009.  The increase associated with the acquisition of KOAN-IT was $3.7 million for the nine months ended May 31, 2010. This increase is primarily due to comparing nine months of operations ended May 31, 2010 to a shorter stub period in the nine months ended May 31, 2009.  Without these acquisitions Systems Division’s revenue increased $4.0 million or 3.0%, to $135.1 million for the nine months ended May 31, 2010, compared to $131.2 million for the nine months ended May 31, 2009.

Procurement services revenue increased $1.1 million, or 0.9%, to $122.2 million for the nine months ended May 31, 2010, compared to $121.1 million for the nine months ended May 31, 2009. This increase is primarily attributable to various IT projects for various departments of the U.S. government, which is offset by the continued decrease in business from our commercial and state and local government clients. We believe that this decrease in commercial business can be attributed to the current general economic downturn and our focus on growing our consulting and services revenue.

Services and consulting revenue increased $6.6 million, or 54.5%, to $18.6 million for the nine months ended May 31, 2010, compared to $12.0 million for the nine months ended May 31, 2009. EIS division’s services and consulting revenue includes revenues from the Company’s historical business, which we refer to as the Systems Division, and KOAN-IT, which was acquired on February 12, 2009, and includes the assets of EMS, which were acquired on May 12, 2009.  The increase associated with the acquisition of KOAN-IT was $3.2 million for the nine months ended May 31, 2010. This increase is primarily due to comparing nine months of operations ended May 31, 2010 to a shorter stub period in the nine months ended May 31, 2009.  Without these acquisitions Systems Division’s services and consulting revenue increased $3.4 million, or 31.2%, to $14.1 million for the nine months ended May 31, 2010, compared to $10.7 million for the nine months ended May 31, 2009. This increase is mainly attributable to various IT projects for school districts and various departments of the U.S. government during the nine months ended May 31, 2010.

Our EIS division’s revenues, by client type, are comprised of the following (in thousands):

	For the Nine Months Ended
	May 31, 2010		May 31, 2009
Departments of the U.S. Government	$79,373	56.4%	$63,160	47.5%
Canadian Government Agencies	1,480	1.1%	619	0.5%
State and Local Governments	3,162	2.2%	6,162	4.5%
Commercial Companies	16,075	11.4%	22,232	16.7%
Education and other	40,710	28.9%	40,964	30.8%
Total Revenues	$140,800	100.0%	$133,137	100.0%

During the nine months ended May 31, 2010 and 2009, U.S. governmental department and agency related revenues represented approximately 56.4% and 47.5% of total EIS division’s revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture and Department of Commerce. Revenues from various civilian and military U.S. governmental departments and agencies increased by approximately $16.2 million during the nine months ended May 31, 2010 compared with the nine months ended May 31, 2009. This increase is primarily attributable to retooling of our federal sales force during fiscal 2009 to focus more on services.

The state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies in the State of New Jersey.

Revenues from commercial clients decreased by approximately $6.2 million during the nine months ended May 31, 2010 compared with the nine months ended May 31, 2009. This decrease is mainly due to the current economic downturn that caused reductions in technology and discretionary spending by our commercial clients. We have taken steps in this quarter to reduce our focus on unprofitable commercial clients for the EIS segment.

During the nine months ended May 31, 2010, revenues from our education business decreased by approximately $254,000 compared with the nine months ended May 31, 2009.  This is mainly due to the deferral of some IT procurement services projects with school districts.

Gross Profit - EIS

Aggregate gross profit for our EIS division increased $3.2 million, or 18.5%, to $20.6 million for the nine months ended May 31, 2010 as compared to $17.4 million for the nine months ended May 31, 2009. EIS division’s services and consulting revenue includes revenues from the Company’s historical business, which we refer to as the Systems Division, and KOAN-IT, which was acquired on February 12, 2009, and includes the assets of EMS, which were acquired on May 12, 2009.  The increase associated with the acquisition of KOAN-IT was $1.3 million for the nine months ended May 31, 2010. This increase is primarily due to comparing nine months of operations ended May 31, 2010 to a shorter stub period in the nine months ended May 31, 2009.  Without these acquisitions Systems Division’s aggregated gross profit increased $1.9 million, or 11.3%, to $19.0 million for the nine months ended May 31, 2010, compared to $17.0 million for the nine months ended May 31, 2009.  This increase is mainly attributable to various IT projects for school districts and various departments of the U.S. government during the nine months ended May 31, 2010 and our continued focus on increasing our services and consulting revenue.

Measured as a percentage of revenues, our gross profit margin for our EIS division increased to 14.6% of our EIS division’s revenues for the nine months ended May 31, 2010 from 13.1% for the nine months ended May 31, 2009. This increase is primarily a result of an increase in our services and consulting gross profit margin attributable to higher utilization of our engineering resources an increase in our services and consulting revenue associated with IT projects for school districts in the U.S. and various departments of the U.S. government during the nine months ended May 31, 2010.

Selling, General and Administrative Expenses -EIS

Selling, general and administrative expenses for our EIS division increased by $2.7 million, or 18.4% to $17.6 million for the nine months ended May 31, 2010, compared to $14.9 million for the nine months ended May 31, 2009.

EIS division’s selling, general and administrative expenses includes selling, general and administrative expenses from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of EMS, which were acquired on May 12, 2009.  The increase associated with the acquisition of KOAN-IT was $718,000 for the nine months ended May 31, 2010. This increase is primarily due to comparing nine months of operations ended May 31, 2010 to a shorter stub period in the nine months ended May 31, 2009.  Without these acquisitions, Systems Division’s selling, general and administrative expenses increased $2.1 million, or 14.3%, to $16.5 million for the nine months ended May 31, 2010, compared to $14.4 million for the nine months ended May 31, 2009. This increase is mainly due to our investments in future growth as follows: 1) approximately $1.1 million in compensation of new hires and executives, including stock-based compensation and severance associated with the restructuring of commercial and state and local government business; 2) approximately $100,000 in professional recruiting fees; 3) approximately $125,000 in marketing initiatives; 4) approximately $210,000 professional, legal and merger related expenses; 5) the remaining approximately $300,000 in various expense categories such as travel, lodging, training and entertainment related expenses. Additionally, during the nine months ended May 31, 2009, the Company recovered $270,000 of previously expensed professional fees associated with defending the Company’s tax positions during the IRS’ 2003 and 2004 tax audits and appeals process, based on an indemnification right associated with the April 2004 Westwood merger. In April 2010, management implemented a cost reduction restructuring in our commercial and state and local government business, which eliminated approximately $2.1 million in annualized costs associated with our commercial state and local government practices.

Rent Expense-Related Party - EIS

We occupy approximately 42,000 square feet of office and warehouse space in Springfield, New Jersey. This space is leased from a limited liability company owned by a certain former director and current officer of the Company and his related family members. The original lease term was through April 2009 with monthly base rent of $15,000. We exercised the option to extend the lease for an additional five year term through April 2014, with monthly base rent of $18,000. During the nine months ended May 31, 2010 and 2009, we recorded $155,000 and $137,000, respectively, in expense under this lease.

We occupy approximately 36,000 square feet of office and warehouse space in a 70,000 square foot building in Suwannee, GA.  This space is leased from a limited liability company in which a certain officer of our company is a passive investor with an approximately 10% equity interest. The current lease term is through November 2014 with monthly rent of $21,000.  During the nine months ended May 31, 2010 and 2009, we recorded expense under this lease totaling $150,000 and $142,000, respectively.

Management believes the facilities noted above are being leased at rates consistent with the market rates.

Depreciation and Amortization - EIS

Depreciation and amortization expense for our EIS division decreased by 0.3%, or $3,000, to $1.0 million for the nine months ended May 31, 2010, compared to $1.1 for the nine months ended May 31, 2009.  EIS division’s depreciation and amortization expense includes depreciation and amortization expense from Systems Division and KOAN-IT, which was acquired on February 12, 2009, and the assets of EMS, which were acquired on May 12, 2009. The increase associated with the acquisition of KOAN-IT was $223,000 for the nine months ended May 31, 2010. This increase is primarily due to comparing nine months of operations ended May 31, 2010 to a shorter stub period in the nine months ended May 31, 2009.  Without these acquisitions, Systems Division’s depreciation and amortization expenses decreased $150,000, or 14.8%, to $861,000 for the nine months ended May 31, 2010, compared to $1.0 million for the nine months ended May 31, 2009. This is primarily attributable to a lower depreciable capital asset base than prior periods.

As of May 31, 2010, intangible assets of the EIS division consisted of: the estimated value ascribed to customer relationships of $9.9 million less accumulated amortization of $3.1 million; the estimated value ascribed to non-competes of $29,000 less accumulated amortization of $8,000; and the estimated value ascribed to trademarks of $175,000 less accumulated amortization of $45,000.  As of August 31, 2009 intangible assets of the EIS division consisted of: the estimated value ascribed to customer relationships of $9.9 million less accumulated amortization of $2.5 million; the estimated value ascribed to non-competes of $28,000 less accumulated amortization of $3,000; and the estimated value ascribed to trademarks of $169,000 less accumulated amortization of $19,000. The assets ascribed to customer relationships are being amortized on a straight-line basis over 6 to 15 years and non-compete covenants and trademarks are being amortized on a straight-line basis over 5 years.  Amortization expense for the EIS division was $631,000, and $509,000 for the nine months ended May 31, 2010 and 2009, respectively.

Operating Income - EIS

Operating income for our EIS division for the nine months ended May 31, 2010 increased by 40.0%, or $460,000, to $1.6 million, compared to operating income of $1.1 million for the nine months ended May 31, 2009. EIS division’s operating income includes operating income from Systems Division and KOAN-IT which was acquired on February 12, 2009 and the assets of EMS, which were acquired on May 12, 2009.  The increase associated with the acquisition of KOAN-IT was $427,000 for the nine months ended May 31, 2010. This increase is primarily due to comparing nine months of operations ended May 31, 2010 to a shorter stub period in the nine months ended May 31, 2009.  Without these acquisitions Systems Division’s operating income increased $32,000, or 2.4%, to $1.3 million for the nine months ended May 31, 2010. This increase in operating income is mainly attributable to increased services and consulting revenue as discussed in the Total Revenue and Gross Profit sections above, which was off-set by increased in selling, general and administrative expenses as discussed in the section above.

Interest expense - EIS

Interest expense for the EIS division decreased by 32.4%, or $125,000 to $261,000 for the nine months ended May 31, 2010, compared to $386,000 for the nine months ended May 31, 2009.  We recorded approximately $20,000 in unused floor plan fees as interest expense during the nine months ended May 31, 2010. Without this unused floor plan fee accrual under the credit facility with the Lender, our interest expense would have been decreased by $145,000.  This is primarily attributable to lower balances on various notes payable and a lower average interest rate charged on the line of credit, which was attributable to a decrease in the prime rate during this period. The average interest rate charged on the line of credit by the Lender was approximately 3.5% and 4.1% for nine months ended May 31, 2010 and 2009, respectively.

Provision for income taxes -EIS

We recorded income tax expense of $573,000 for the nine months ended May 31, 2010 as compared to $306,000 for the nine months ended May 31, 2009. The effective tax rate was 41.8% for the nine months ended May 31, 2010 as compared to 40.3% for the nine months ended May 31, 2009. The lower effective tax rate in the nine months ended May 31, 2009 was primarily the result of the effect of a reversal of interest expense accrued in fiscal 2008 related to fiscal 2009 tax settlements.

Results of Operations –EGS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our EGS Results of Operations for the nine months ended May 31, 2010 and 2009.

EGS
STATEMENTS OF INCOME
(In thousands)

	Nine Months Ended May 31,
	2010	2009	Change	%
Revenues
Service and consulting	$22,387	$28,063	$(5,676)	(20.2)%
Total Revenues	22,387	28,063	(5,676)	(20.2)%

Cost of Sales
Service and consulting	18,477	22,894	(4,417)	(19.3)%
Total Cost of Sales	18,477	22,894	(4,417)	(19.3)%

Gross Profit
Service and consulting	3,910	5,169	(1,259)	(24.4)%
Service and consulting %	17.5%	18.4%

Total Gross Profit	3,910	5,169	(1,259)	(24.4)%
Total Gross Profit %	17.5%	18.4%

Operating expenses:
Selling, general, and administrative expenses	3,339	3,249	90	2.8%
Rent expense – related party	168	173	(5)	(2.9)%
Depreciation and amortization	636	649	(13)	(2.0)%
Total operating expenses	4,143	4,071	72	1.8%
Percent of revenues	18.5%	14.5%

Operating income	(233)	1,098	(1,331)	(121.2)%
Percent of revenues	-1.0%	3.9%

Other expense (income):
Interest income – other	-	(5)	5	(100.0)%
Interest expense	167	307	(140)	(45.6)%
Other	(7)	6	(13)	(216.7)%

Income (loss) before income taxes	(393)	790	(1,183)	(149.7)%
Provision (benefit) for income taxes	(117)	349	(466)	(133.5)%
Net income (loss)	$(276)	$441	$(717)	(162.6)%
Percent of revenues	(1.2)%	1.6%

Comparison of the Nine Months Ended May 31, 2010 and 2009 - EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  EGS division’s total revenues decreased $5.7 million, or 20.2%, to $22.4 million for the nine months ended May 31, 2010, compared to $28.1 million for the nine months ended May 31, 2009. This decline was caused by a 23.6% decrease in hours billed and a 6.6% decrease in the average hourly billing rate during the nine months ended May 31, 2010 compared with the corresponding period in 2009. The decrease in billable hours and rate is mainly due to decreases in our Business Analysis and Quality Assurance practices. Most of the clients EGS serves are commercial clients and we believe that this decrease in commercial business is primarily attributed to the current general economic downturn.

 Gross Profit - EGS

EGS division’s gross profit decreased $1.3 million, or 24.4%, to $3.9 million for the nine months ended May 31, 2010, compared to $5.2 million for the nine months ended May 31, 2009. We believe this decrease is mainly due to the general economic downturn as discussed in the Revenue section above.

Measured as percentages of revenues, our gross profit margin for the EGS division decreased to 17.5%   for the nine months ended May 31, 2010 from 18.4% for the nine months ended May 31, 2009. We believe this decrease is mainly due to the decreased billing rate per hour that resulted from, pricing pressure from our commercial clients.

Selling, General and Administrative Expenses - EGS

EGS division’s selling, general and administrative expenses increased $90,000, or 2.8%, to $3.3 million, for the nine months ended May 31, 2010, compared to $3.2 million for the nine months ended May 31, 2009. During the nine months ended May 31, 2010, we recorded bonus expenses associated with retention bonuses in the amount of $223,000 and a bonus  paid in connection with an acquisition agreement in the amount of $121,000, compared with $133,000 in retention bonus expense recorded in the nine months ended May 31, 2009. These bonus expenses increased our selling, general and administrative expenses for the nine months ended May 31, 2010 compared with May 31, 2009. Without considering the impact of the above bonuses, EGS division’s selling, general and administrative expenses decreased by $121,000. This decrease in selling, general and administrative expenses is primarily attributable to the reduction of various expense categories including commissions due to lower gross profits, travel, lodging, recruiting, business insurance, rent for guesthouses, professional and consulting fees.

Rent Expense-Related Party - EGS

We occupy approximately 20,000 square feet of office space in Fremont, CA.  This space is leased from the spouse of the President of eBAS/Aveeva.  The lease term is for 3 years with monthly base rent of $20,000. In March 2009, we subleased portion of the building for a monthly rent of $3,000 on a month-to-month basis, which was terminated effective February 1, 2010. During the nine months ended May 31, 2010 and 2009, we recorded expense under this lease totaling $168,000 and $173,000 ,respectively.

Management believes the lease noted above is being leased at a rate consistent with the market rate.

Depreciation and Amortization - EGS

EGS division’s depreciation and amortization expense decreased $13,000, or 2.0%, to $636,000 for the nine months ended May 31, 2010, compared to $649,000 for the nine months ended May 31, 2009. The decrease is mainly due to an adjustment of the useful life of certain assets in the nine months ended May 31, 2010.

As of May 31, 2010, intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4.2 million less accumulated amortization of $1.4 million, and the estimated value ascribed to non-competes of $370,000 less accumulated amortization of $141,000. As of August 31, 2009, intangible assets of the EGS division consisted of the estimated value ascribed to customer relationships of $4.2 million less accumulated amortization of $820,000, and the estimated value ascribed to non-competes of $370,000 less accumulated amortization of $86,000. The assets ascribed to customer relationships are being amortized on a straight-line basis over 5 to 9 years and noncompete covenants and trademarks are being amortized on a straight-line basis over 5 years. Amortization expense for the EGS division was $599,000, and $599,000 for the nine months ended May 31, 2010 and 2009, respectively.

Operating income (loss) -EGS

Operating loss for our EGS division for the nine months ended May 31, 2010 was $233,000 compared to operating income of $1.1 million for the nine months ended May 31, 2009. This decrease in operating income is mainly due to decreased revenue and increased selling, general and administrative expenses as discussed in the Revenue, Gross Profit and Selling, General and Administrative sections above.

Interest expense -EGS

Interest expense for our EGS division for the nine months ended May 31, 2010 decreased by 45.6%, or $140,000, to $167,000, compared to interest expense of $307,000 for the nine months ended May 31, 2009. This is primarily attributable to lower total interest on an 8% subordinated note payable, which was paid in full in September 2009, and a lower average interest rate charged on the line of credit attributable to a decrease in the prime rate during this period. The average interest rate charged on the line of credit by the Lender was approximately 3.5% and 4.1% for the nine months ended May 31, 2010 and 2009, respectively.

Provision (benefit) for income taxes -EGS

We recorded an income tax benefit of $117,000 for the nine months ended May 31, 2010 as compared to income tax expense of $349,000 for the nine months ended May 31, 2009. The effective tax benefit rate was 29.7% for the nine months ended May 31, 2010 as compared to tax expense rate of 44.2% for the nine months ended May 31, 2009. The higher effective tax rate in the nine months ended May 31, 2010 was primarily the result of the effect of permanently non-deductible expenses on a smaller pre-tax income base.

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

Recurring and Nonrecurring Fair Value Measurements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance was effective for us beginning March 1, 2010. The adoption of this guidance has had no material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) Multiple Deliverable Revenue Arrangements, which amends ASC 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements.     ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early promotion is permitted.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

Liquidity and Capital Resources

Cash at May 31, 2010 of $1.8 million represented an increase of approximately, $100,000 from cash of $1.7 million at August 31, 2009. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit.  Borrowings under our line of credit at May 31, 2010 increased to $13.8 million from $9.0 million at August 31, 2009. As of May 31, 2010, our net working capital (defined as the excess of our current assets over our current liabilities) was $900,000  higher than it was at August 31 2009.

The Company, Emtec NJ, Emtec LLC, Emtec Federal, Emtec Global, Luceo, eBAS and Aveeva (collectively, the “Borrower”), are parties to a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender provides the Borrower with a revolving credit loan and floor plan loan (the “Credit Facility”) until December 7, 2010. The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility. For detailed information on terms of the Credit Facility, refer to footnote#6 – Line of Credit of the Condensed Consolidated Financial Statements in this Quarterly Report on the Form 10-Q for the nine months ended May 31, 2010, or the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

The Company had balances of $13.8 million and $9.0 million outstanding under the revolving portion of the Credit Facility, and balances of $2.8 million and $5.4 million (included in the Company’s accounts payable) outstanding plus $1.3 million and $321,000 in open approvals under the floor plan portion of the Credit Facility at May 31, 2010 and August 31, 2009, respectively. Net availability was $5.2 million and $11.9 million under the revolving portion of the Credit Facility, and additionally $8.8 million and $5.4 million was available under the floor plan portion of the Credit Facility as of May 31, 2010 and August 31, 2009, respectively.

As of May 31, 2010, the Company determined that it was in compliance with its financial covenants under the Credit Facility.

As of May 31, 2010, we had open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $41.5 million with outstanding principal of approximately $17.0 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations and financial condition.

Capital expenditures of approximately $563,000 during the nine months ended May 31, 2010 related primarily to the purchase of computer equipment for internal use, purchase of automobiles for our service technicians and software costs to upgrade various modules of our accounting systems.

We anticipate that our primary sources of liquidity in fiscal year 2010 will be cash generated from operations, trade vendor credit and cash available to us under our Credit Facility.  Our future financial performance will depend on our ability to continue to manage operating expenses as well as our ability to grow revenues. Any loss of clients, whether due to price competition or technological advances, will have an adverse affect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses.

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

▪
There are occasions when a client requests a transaction on a “bill & hold” basis.  We follow the SAB 104 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of SAB 104 are met. We do not modify our normal billing and credit terms for these clients. The client is invoiced at the date of revenue recognition when all of the criteria have been met. As of May 31, 2010 and 2009, we did not have any bill & hold transactions.

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

Services and consulting revenue includes time billings based upon billable hours charged to clients, fixed price short-term projects, and hardware maintenance contracts.  These contracts generally are task specific and do not involve multiple deliverables.  Revenues from time billings are recognized as services are delivered.  Revenues from short-term fixed price projects are recognized using the proportionate performance method by determining the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to perform the project because this is the most readily reliable measure of output. Revenues from hardware maintenance contracts are recognized ratably over the contract period.

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

Goodwill and Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with ASC 350 “Intangibles-Goodwill and Others,” goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company has set an annual impairment testing date of June 1.  The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805 “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of June 1.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

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

Item 3.    Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.  We have entered into no forward or future contracts, purchased no options and entered into no swaps.  Our primary market risk exposures are those of interest rate fluctuations.  A change in interest rates would affect the rate at which we could borrow funds under our revolving credit facility.  Our balance on the line of credit at May 31, 2010 was approximately $13.8 million. Assuming no material increase or decrease in such balance, a one percent change in the interest rate would change our interest expense by approximately $138,000 annually.

Item 4T.   Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2010.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

In December 2007, the Company received a subpoena issued by the GSA Office of Inspector General ("OIG"), apparently as part of an ongoing, industry-wide investigation.  The Company produced documents and data in response to the subpoena to the OIG during 2008.  In September 2009, the Company, along with several other prominent IT companies, was served with a qui tam lawsuit entitled Christopher Crennen, et al. v. Dell Marketing, et al., which was filed in the United States District Court for the District of Massachusetts.  The lawsuit alleged violations of the False Claims Act relating to the Company's obligations under the Buy American Act and the Trade Agreements Act.   The company filed a motion to dismiss the lawsuit on November 13, 2009, on the grounds that the amended complaint failed to comply with Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure.  On April 27, 2010, the District Court granted the motion and dismissed the amended complaint with prejudice.  The relator did not file a notice of appeal and, as such, the case is closed.

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business.  Except as set forth above, the Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 6.    Exhibits

Exhibit 3.1 – Amended and Restated Bylaws of Emtec, Inc.

Exhibit 10.1(1) – Employment Agreement between the Company and Brian Mandel dated March 1, 2010.

Exhibit 10.2(1) – Lease Agreement dated March 9, 2010, between the Company and Brandywine Radnor Center, LLC for office space in Radnor, Pennsylvania.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated July 15, 2010.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated July 15, 2010.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated July 15, 2010.

Exhibit 32.2 - Section 1350 Certificate of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated July 15, 2010.

(1) Previously filed as an exhibit to Registrant’s Form 10-Q dated February 28, 2010, filed on April 14, 2010 and incorporated herein by reference.

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

Date: July 15, 2010