Form 10-K
period 2010-08-31
EMTEC INC/NJ
filed 2010-11-26
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-K
(MARK ONE)
(X)                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010
OR

(  )                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from……….to…………
Commission file number: 0-32789

EMTEC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	87-0273300 (I.R.S. Employer Identification No.)

11 Diamond Road Springfield, New Jersey 07081 (Address of principal executive offices, including zip code)

(973) 376-4242
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one): ☐ Large accelerated filer    ☐ Accelerated filer   ☐ Non-accelerated filer      ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2010 was approximately $8,356,396 computed by reference to the closing price of the common stock for that date.

        As of November 9, 2010, there were outstanding 16,119,931 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III – Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders

EMTEC, INC.

2010 FORM 10-K ANNUAL REPORT

i

References in this Annual Report to “we,” “us,” or “our” are to Emtec, Inc. and its subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).  In this Annual Report, we state our beliefs of future events and of our future financial performance.  In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words.  You should be aware that those statements are only our predictions.  Actual events or results may differ materially.  In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended August 31, 2010 and other reports or documents that we file from time to time with the SEC.  Those factors may cause our actual results to differ materially from any of our forward-looking statements.  All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

ii

PART I

Item 1.  Business

Introduction

Emtec, Inc., a Delaware corporation, was formed on January 17, 2001 and is an information technology (“IT”) services provider.  We provide consulting, application services and infrastructure services to public sector and commercial clients.  The Company’s client base is comprised of departments of the United States and Canada’s federal, state/provincial and local governments, schools and commercial businesses throughout the United States and Canada.

Over the last year, we have transformed the business by structuring our sales efforts to specific client niche groups referred to as vertical industry practices (“verticals”) such as the federal government, school districts, state and local governments and commercial business as well as adding and acquiring new technology practices (“horizontals”) in the areas of strategic IT consulting, business application services and infrastructure consulting and services.  This restructuring has helped transform our business into broad based IT services of lifecycle technology services and managed technology services.

Our primary business objective is to become a leading single-source provider of high quality and innovative consulting, business application services, managed services and IT infrastructure.

We service our client base from leased facilities in California, Georgia, Florida, Illinois, New Jersey, Pennsylvania, Virginia in the United States, India and Canada.

Our headquarters and principal offices are located at 11 Diamond Road, Springfield, New Jersey; telephone: (973) 376-4242.  Our website is www.emtecinc.com.  We have made available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.  The information on our website is not part of or incorporated by reference in this Annual Report.

Recent Acquisitions

On March 20, 2008, the Company acquired, through its subsidiary Emtec Global Services LLC (“Emtec Global Services”), all of the outstanding stock of Luceo, Inc. (“Luceo”) headquartered in Naperville, IL. During 2009, we rebranded Luceo into the Emtec Enterprise Resource Planning (“ERP”) and Application Development Practice. This practice offers a broad range of consulting/contracting services to clients throughout the United States including IT project management services, packaged software implementation, web technologies/client server application development and support.

On August 13, 2008, the Company acquired, through its subsidiary Emtec Global Services, all of the outstanding stock of eBusiness Application Solutions, Inc. (“eBAS”) and Aveeva, Inc. (“Aveeva”) headquartered in Fremont, CA and their Indian subsidiary Aviance Software India Private Limited (“Aviance”) headquartered in Bangalore, India. During 2009, eBAS and Aveeva were rebranded in 2009 into the Emtec Business Analysis and Quality Assurance Practice. This practice offers a broad range of business and software consulting services, including process reengineering, business analysis, quality assurance, testing and training. Many of our consultants have applied their skills in this practice in technologies such as ERP, customer relationship management, Oracle Applications, business intelligence and Java based solutions throughout the United States. In 2010, we rebranded Aviance into Emtec Software India.

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

On April 1, 2010, Emtec India acquired certain assets of SARK Infotech Private Limited (“SARK”) based in Mumbai, India.  SARK is a software consulting firm.

On June 4, 2010, the Company acquired through its subsidiary, Emtec Federal, Inc., all of the outstanding stock of Secure Data, Inc. (“SDI”) headquartered in O’Fallon, Illinois.  SDI is an application services consulting firm specializing in developing financial and custom web business applications. SDI’s focus has been on agencies within the federal government, primarily the Department of Defense and select commercial clients.

Industry Background

We compete in the technology services market. We provide our clients with a broad array of technology services including IT infrastructure and process consulting; development, implementation and maintenance and support of custom and packaged business applications; planning, managing, maintaining and supporting IT infrastructure; aligning their IT infrastructure with the needs of their businesses and operations, and advice, design and selection of their business process technology needs. We also provide our clients with IT staff augmentation needs in a select set of business application skills.   We can provide full lifecycle services as well as point solutions for our clients depending on their needs.

During the economic downturn in 2009 and 2010, the overall global market for technology services faced significant growth challenges. The market for distributors of technology products has been consolidating and manufacturers have intensified direct selling efforts.  While this product market has matured, the market for IT services has expanded from proliferation of technology hardware, software and networking.  Many organizations are increasingly dependent on the use of IT as a competitive tool in today’s business environment.  The need to distribute and access information on a real-time basis throughout an organization and between organizations has led to the rapid growth in network computing infrastructures that connect numerous and geographically dispersed end users through local and wide area networks.  This growth has been driven by the emergence of industry standard hardware, software and communications tools, as well as the significant improvement in the performance, capacity and utility of such network-based equipment and applications.

The decision-making process that confronts companies when planning, selecting and implementing their IT needs continues to grow more complex.  Organizations are continually faced with new business challenges which are not only driven by the markets they operate in but by the rapid change of technology itself.  Many organizations today face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in government regulations, globalization and technology innovation.  In response to these challenges, many organizations are focused on improving productivity, increasing service levels, lowering costs and expediting delivery times.  In order to achieve these goals, organizations are focusing on improving applications and infrastructure to facilitate faster, more responsive, lower-cost business operations.  The development, integration and on-going maintenance of improved operations can present major challenges and require highly skilled professionals trained in diverse technologies, and many companies are now outsourcing these function to independent providers of IT services. Additionally, organizations also require additional technical resources to maintain, enhance and re-engineer their core legacy IT systems to address application maintenance projects.

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

We serve clients in various vertical markets including governments at the federal (both U.S. and foreign governments), state, and local level, the K-12 education market, and various commercial businesses including healthcare and life sciences, financial services, retail and telecommunications industries.

Currently our largest source of revenue is the U.S. federal government, which is one of the largest purchasers of IT products and services in the world and one of the largest users of outside contractors. The use of outside contractors is driven primarily by an effort to address specific skills needed by the federal government.  Engagements support mission-specific goals rather than routine and deferrable office automation efforts.  The U.S. federal government tends to use procurement vehicles to purchase its IT needs which fosters partnering relationships that the federal government encourages in order to promote small businesses with opportunities to serve the government, while at the same time not forgoing shifting risk and management of large projects to larger companies.

We also service the K-12 education market, which is becoming a high-volume adopter of technology.  School districts have been typically slow to adapt to the needs of their student base and often have infrastructure that cannot currently support a broader use of technology by students.  We believe that the arrival of broad-band wireless delivery will eventually overcome some of these infrastructure challenges, and as delivery of technology and systems becomes more widespread and available the education market will be able to adapt more quickly to provide students, instructors and administrators with technology.  We also believe that the delivery of content through technology will eventually enable schools to reduce other expenses such as textbooks. These shifts should enable technology to capture a larger share of the budget of a school system.  We have focused our education strategy on larger suburban school districts with growing populations that have a greater ability to fund their technology needs. In particular, we work with school systems that have emphasized technology as an important part of their future curriculum.  As the technology expertise of students becomes more prolific, we expect the demand for services in this market to increase.

Our Strategy

Our business objective is to maximize value for all our stakeholders including our associates, our clients and our stockholders.  We strive to be considered by our clients as one of their most trusted advisors and be recognized as the premier IT services company by our partners.  We offer high-end practices as a wedge to penetrate and deliver a broad array of services to our clients.  Our wedges on our application services business include IT strategy & planning, IT security consulting, functional expertise such as federal agency finance and accounting, and our Information Management practice.  Our Infrastructure Services, led by our Information Technology Service Management (“ITSM”) practice, views itself as a partner to our client’s CIO, assisting them in enhancing their value to their companies, as well as helping them reduce their overall infrastructure costs through innovative solutions. We intend to shift the services we deliver to managed infrastructure services through our broader infrastructure offerings over time.  We will continue to enhance our practice areas in both our infrastructure and applications services, adding practices through organic growth, development of our existing consultants and hiring.  We expect our applications services business to become a larger percentage of our service offering in the future and for Emtec eventually to be a go-to source of application development maintenance and managed services.  We believe that by working with a single-source provider, organizations will be able to adapt more quickly to technological changes and reduce their overall IT costs.

To this end, we are pursuing the following strategies:

Organic Growth through a Verticalized Professionalized Sales Force

We have hired professional sales executives and experienced sales professionals who have significant experience selling IT solutions and managed services into vertical practices.  We have trained these professionals in differentiating the Company by offering a unique set of solutions that provide a value proposition for our clients.  We focus our sales professionals on expanding our services within our existing client base, many of whom are Fortune 100 companies or government agencies of similar size.  Our sales force is enhanced by solution specialists who demonstrate agility in adjusting to the needs of our clients.

Pursuing Strategic Acquisitions

We are seeking to expand our service offerings. We plan to enhance our technical expertise and our delivery capabilities and to nurture and expand client relationships by means of acquisitions of companies whose businesses complement our businesses and, in particular, expand into the area of business application services.  We intend to focus on companies with management teams who are willing to commit to long-term participation in our organization and who share our vision of continued growth.

Capitalizing on Existing Relationships

We believe that our history of satisfying the IT product requirements of our larger clients is facilitating the marketing of our broad range of services to this important segment of our clientele.  The addition of our acquisition partners has expanded our service offerings in areas of custom application development, ERP and programming technologies and business service management along with enriching our client base in a variety of industry verticals including government, retail, telecommunications, financial services, pharmaceutical, insurance and manufacturing.

Our Business

Strategic IT Consulting

We provide consulting around managing technology and business transformation, information management strategies, security and compliance and risk management services.  We help clients to address business and technology issues in the areas of information technology optimization and value extraction, integrated business and technology architecture, process and planning, and transformational program management.  We provide solutions for business and technology problems, such as information management, transformational technology platforms, supply chain processes and data analytics.

Business Application Services

We work with our clients to analyze and redesign their business processes, identify new process requirements, select business applications that are engineered to best fit their processes, implement support and maintain their business applications.  We deliver these services through project consulting assignments and staff augmentations.  Currently, we have associates skilled in process redesign and analysis, custom application development, independent validation and verification (i.e., quality assurance and testing), ERP and CRM solutions, and Information Management (i.e., Business Intelligence, Analytics and Data Warehousing) and web-based business applications.

Infrastructure Consulting Services

Our infrastructure consulting services are designed to align the needs of our clients’ CIOs and IT organizations with the needs of their businesses.  We offer these services in the following areas:

•
IT Business Alignment and Planning Services:  These services help clients see the value that IT provides to the organization creating cost savings in IT through effective management of projects and focus on IT service management.

•
IT Operations and Support Services: Our services are designed to provide clients with tools and methods to improve internal IT service delivery while becoming effective and efficient on a daily basis. IT departments can then reduce costs while becoming more proactive in providing internal service and support.

•
IT Practices & Governance: Using industry standards based on an Information Technology Infrastructure Library (“ITIL”), we assist clients to measure and assess their IT performance against their peer groups.  Our services also include strategies for implementation, improvement and continued governance to maintain an IT department that follows best practices.

•
Data Storage Solutions: We offer storage needs assessments, solution recommendations with hardware, software and implementation project requirements, implementation and integration services, post-sales training, maintenance and support services.

Infrastructure Managed Services

Our managed infrastructure services provide ongoing monitoring and support of our clients’ networks through the utilization of help desk and network monitoring services as well as through our own on-site engineering resources. This allows our clients to focus the majority of their efforts on their businesses – rather than managing their IT infrastructures.  We offer these services in following areas:

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

•
Support Services Contracts: We offer both manufacturer and our own support service contracts that provide our clients with extended technical support, on-site hardware service and access to new software releases at a fixed price.

•
Training: We offer a dynamic IT training program that keeps abreast of industry trends and market requirements.  Areas of study include: ITIL, software quality assurance, software development life cycle, IT project management, unified modeling language, software test automation, IT business analysis, data warehousing and business intelligence, ERP and web application development.

•
Enterprise Computing Solutions: We offer a full spectrum of IT product acquisition and support services needed to support client/server environments, including product sourcing, network design and implementation, technical support, server consolidation, virtualization and clustering and load balancing for high availability.

•
Data Communications Solutions: We offer Local Area Network / Wide Area Network and data wireless connectivity, voice over IP and cabling solutions that are designed to enhance communication capabilities while decreasing costs.

•
Data Access Solutions: We enable on-demand access to information from anywhere over any network; our mobility, messaging, and management solutions provide secure data access, which we believe will increase business productivity and reduce IT costs for our clients.

Procurement services

Procurement services include planning, designing, procuring, deploying, installing the software on and maintaining the hardware and networks of our clients.  Typically, our clients go through 3-5 year cycles on their equipment and they stagger the deployments throughout their organization.  This leads to a more predictable and steady procurement cycle for our practice area.  We are product agnostic and for an organization of our scale we feel this differentiates us from many of our competitors because we can offer them the best solution for their IT spend without creating conflicts.  We offer products from a broad array of technology, from both hardware manufacturers and software providers. Equipment we deploy and maintain includes workstations, servers, networking and communications equipment, enterprise computing products and application software. We minimize inventory risk by ordering products primarily on an as-needed basis.  We utilize electronic ordering and pricing systems that provide real-time status checks on the aggregators’ inventories and maintain electronic data interchange links to other suppliers. Our sales team is thereby able to schedule shipments more accurately and to provide electronically-generated client price lists.

K-12 Specialized Services for Student and Faculty Needs

We integrate top-quality curriculum software and computer products into the classroom.  We have significant experience in building local area networks that link campuses together.  We also provide district-wide support and sustain internet access to educational resources worldwide.  We tailor our array of services to make the best use of limited funds.

Marketing

Our marketing efforts are focused on:

•	Brand Building: broadening our public image as an IT services provider

•	Lead Generation and focused marketing campaigns: promoting our offerings to current clients, prospects, partners and investors; increasing overall inquiries and sales from all sources

•	Increasing Awareness: maintaining a constant flow of marketing communications to increase and maintain our market presence

•	Increasing traffic to our web site

•	Providing sales tools and research to support our sales team

Our marketing group is charged with sales lead generation. Through diverse efforts that include print and electronic advertising, seminars and webinars, tradeshows, direct mail, public relations, telemarketing, a bi-monthly newsletter and through our website we create multiple and frequent contacts with existing and prospective clients. The primary goal is to increase the number of face to face meeting opportunities between our account team and prospective clients, and to drive additional opportunities through our sales pipeline. During the upcoming fiscal year we will continue to consolidate our offerings under the Emtec brand name and promote our full line of capabilities to current and prospective clients.

Customers

Our clients are primarily large business organizations, departments of the United States and Canada’s federal, state and local governments, local school districts and other large and mid-sized companies throughout the United States and Canada. The majority of our sales are drawn from various civilian and military U.S. governmental departments and agencies. We service our client base from leased facilities in California, Georgia, Florida, Illinois, New Jersey, Pennsylvania and Virginia in the United States, Bangalore and Mumbai in India and Ottawa and other offices in Canada.

Our governmental agency clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Commerce and the General Service Administration (“GSA”).  Our state and local government clients include various state agencies and other local government units.  Educational institution clients primarily include K-12 school districts.

The government utilizes a variety of contracting methods when purchasing from us, including negotiated bids, pre-negotiated blanket purchase agreement contracts and open-market procurements.  We participate in formal government bids for all contract types, and also process orders received on existing contracts on an ongoing basis.

Substantially all of these bids are awarded on a “best value” to the government basis (which, depending on the bid, can be a combination of price, technical expertise, past performance on other government and commercial contracts and other factors).  We seek to use contacts, purchasing power, distribution strength, value-added services and procurement expertise to compete successfully on these bids.  These major procurements can generate millions of dollars in annual revenue, span multiple years and provide government personnel with an expedited method of purchasing from us.

We hold a GSA contract for the sale of IT products and services that runs through September 2015.  Schedule 70 contracts are multi-award schedule contracts managed by the GSA IT Acquisition Center.  Additionally, we hold two Indefinite Delivery Indefinite Quantity (“IDIQ”) contracts that are valid for all federal government agencies.  An Army Desktop and Mobile Computing – 2 (“ADMC-2”) prime contract issued to us by the Army Small Computer Program provides all military departments (and other authorized government agencies) the ability to purchase desktops, laptops, thin clients, ruggedized computers, peripheral devices and related accessories.  The ADMC-2 contract is valid thru April 2016. A National Aeronautics and Space Administration - Solutions for Enterprise-Wide Procurement IV (“SEWP IV”) prime contract issued to us by NASA provides all governmental agencies with the means to purchase a wide variety of IT products and related integration and installation services.  Specifically for the SEWP IV contract, we are considered a large business; and the SEWP IV contract is valid through April 2014.  We also hold a contract to provide the National Institute of Health with IT products and services that runs through November 2012.

It is expected that federal government business revenues will continue to represent a large portion of our total revenues and that the consulting services to the federal government will become an increasingly important part of our business as we continue to strive to penetrate wider and deeper into various civilian and military agencies.

Our revenues, by client type consist of following (in thousands):

	For the Years Ended
	August 31, 2010		August 31, 2009
Departments of the U.S. Government	$104,598	46.6%	$85,044	38.0%
Canadian Government Agencies	2,509	1.0%	771	0.3%
State and Local Governments	4,105	1.8%	7,333	3.3%
Commercial Companies	51,491	23.0%	65,595	29.3%
Education and other	61,899	27.6%	65,100	29.1%
Total Revenues	$224,602	100.0%	$223,843	100.0%

Government Contracts Potentially Subject to Termination

Our contracts with the U.S. federal, state and local government clients are generally subject to termination, in whole or part, at the convenience of the government parties or if funding becomes unavailable.

Competition

The IT services industry is highly competitive.  Our competitors include other IT service providers, systems integrators and value added resellers.

Many of our current and potential competitors have longer operating histories and substantially greater financial, sales, marketing, technical and other resources than we do.  As a result, our competitors may be able to adapt more quickly to changes in client needs or to devote greater resources than we can to the sales of IT products and the provision of IT services.

We are also in direct competition with various IT consulting companies.  These competitors run the gamut from niche consulting companies to the established consulting arms of international accounting and auditing firms.  Several of these competitors offer most of the same basic products as we do.  We also encounter competition from microcomputer manufacturers that sell their products through direct sales forces and from manufacturers and distributors that emphasize mail order and telemarketing sales. Depending on the client, the principal areas of competition may include technological expertise, quality of consultants, depth and breadth of offering, consultant service levels, pre-sale and post-sale technical support and service, breadth of product line and price.

Employees

As of November 11, 2010, we employed 649 individuals, including 450 IT services consulting staff and support personnel, 98 sales, marketing and related support personnel, 66 operations and administrative personnel, and 35 employees in accounting, finance, and human resources.  We believe that our ability to recruit and retain highly skilled technical and other management personnel will be critical to our ability to execute our business model and growth strategy.  We believe that our relations with our employees are good.

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

In addition, we make available free of charge on our website at www.emtecinc.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.  Information on our website is not incorporated by reference into this report.

Item 1A.          Risk Factors

The current economic recession and declining general economic, business, or industry conditions may continue to adversely affect the business of the Company, as well as our ability to forecast financial results.

The domestic and international economies continue to feel the effects of the significant recession. The effects of the recession have been magnified by the tightening of the availability and cost of credit, inflation, volatile energy costs, geopolitical issues, a declining U.S. real estate market, decreased business and consumer confidence and increased unemployment. These and other macro-economic conditions have contributed to increased volatility and diminished expectations for the global economy and expectations of future global economic growth. If the economic climate in the U.S. and abroad does not improve or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability. Additionally, future economic conditions currently have an increased degree of inherent uncertainty. As a result, it is more difficult to estimate the level of growth or contraction for the economy as a whole, as well as for the various sectors of the economy, such as the IT market. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the IT market and demand for our offerings, the prevailing economic uncertainties render accurate estimates of future income and expenditures very difficult to make.  We cannot predict the effect or duration of this economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the IT industry. Further adverse changes may occur as a result of soft global, domestic or regional economic conditions, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing or increase the risk of loss on investments.

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

A large portion of our revenues are drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During the last two fiscal years ended on August 31, 2010 and 2009, U.S. governmental department and agency related sales accounted for approximately 46.6% and 38.0% of our total revenues, respectively.

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

Additionally, sales to one of the school districts in Georgia accounted for approximately $41.2 million or 18.4% and $44.3 million or 19.8% of the Company’s total revenues for years ended August 31, 2010 and 2009, respectively.

We cannot assure you that we can successfully increase the portion of our revenues derived from IT services and consulting.  If we are unsuccessful, our future results may be adversely affected.

Our transition from an emphasis on IT procurement services to an emphasis on providing IT services and consulting has placed significant demands on our managerial, administrative and operational resources.  Our ability to manage this transition effectively is dependent upon our ability to develop and improve operational, financial, and other internal systems, as well as our business development capabilities, and to attract, train, retain, motivate and manage our employees.  If we are unable to do so, our ability to effectively deliver and support our services may be adversely affected.  Further, our transitional efforts to access higher-margin services and consulting revenues may result in reduced IT procurement services revenue.  If we successfully expand our IT services offerings, periods of variability in utilization may continue to occur.  In addition, we are likely to incur greater technical training costs during such periods.  Historically, our IT procurement services accounted for approximately 74.0% and 75.1% of our total revenues for the years ended August 31, 2010 and 2009, respectively. In contrast, our IT services and consulting accounted for approximately 26.0% and 24.9% of our total revenues for the years ended August 31, 2010 and 2009, respectively.

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

Our continued success will depend, to a large extent, on our ability to remain in the forefront of developments in the field of IT.  In order for us to remain competitive in the current market environment, it is critical for us to hire and maintain the services of highly skilled and competitive employees who have the technical and practical expertise to meet the high-end technological needs of our clients.  A number of our IT professionals are from developing countries, especially India.  The ability of Indian nationals to work in the United States depends on obtaining the necessary visas and work permits.

The H-1B visa classification enables U.S. employers to employ foreign workers in specialty occupations that require theoretical or technical expertise in a specialized field (such as, Systems Analysis and Systems Engineering) and a bachelor's degree or its equivalent.  The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that United States Citizenship and Immigration Services, or USCIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year. In years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign employees to the United States.  Furthermore, the costs associated with obtaining H-1B visas is continuing to increase.

The numerical limitation on H-1B petitions for Fiscal Year 2011 is 65,000, however that number is reduced to 58,200 by reserved allocations for certain countries, including Singapore and Chile.  There is an additional 20,000 cap-exempt H-1Bs available for individuals who have a U.S. master’s or higher degree.  USCIS began accepting H-1B petitions subject to the Fiscal Year 2011 (FY 2011) cap on April 1, 2010.  Despite the current economic environment, as of November 2010, approximately 46,800 H-1B cap-subject petitions had been filed for the federal fiscal year 2011 cap.  USCIS has received 17,200 H-1B petitions under the U.S. Master’s Cap out of the exemption of 20,000 available for beneficiaries with U.S. master’s or higher degrees for the fiscal year 2011 cap.  In the past years, the H-1B cap was reached prior to the beginning of the fiscal year for which the H-1B visas were to become available.

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

Our operating results have been, and will continue to be, impacted by changes in technical personnel billing and utilization rates.  Moreover, we expect that downward pricing pressure will persist due to the continued commoditization of computer products.  Further, there are numerous other factors, which are not within our control that can contribute to fluctuations in our operating results, including the following:

•	patterns of capital spending by clients;

•	the timing, size and mix of product and service orders and deliveries;

•	the timing and size of new projects, including projects for new clients; and

•	changes in trends affecting outsourcing of IT services.

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

Our credit facility contains certain financial covenants. As of August 31, 2010, the Company was in compliance with all of its financial covenants and the Company had $16.0 million outstanding under the revolving portion of the credit facility, and balances of $3.4 million (included in the Company’s accounts payable) plus $723,000 in open approvals under the floor plan portion of the credit facility.  As of August 31, 2010, net availability was $6.8 million under the revolving portion of the credit facility, and additionally $5.0 million was available under the floor plan portion of the credit facility.  There can be no assurance that we will be in compliance with all of our financial covenants in the future and that the lender will not immediately call for repayment of the outstanding borrowings under the credit facility in the event we are not in compliance with any of the financial covenants.

Our inability to renew our existing credit facility before it terminates could have a material adverse effect on our business, operating results and financial condition.

Our existing credit facility is scheduled to terminate on December 7, 2010. The Company is currently in the process of negotiating a two year renewal of its credit facility with the lender, and anticipates the renewal will be completed prior to December 6, 2010, which is the expiration date of the existing credit facility. There can be no assurance that we will be successful in our effort to negotiate a renewal of the existing facility.  As of August 31, 2010, the Company had $16.0 million outstanding under the revolving portion of the credit facility, and balances of $3.4 million (included in the Company’s accounts payable) plus $723,000 in open approvals under the floor plan portion of the credit facility.  If the credit facility is not renewed, the amount due under the existing facility on December 7, 2010 significantly exceeds the Company’s available cash as of August 31, 2010.

In the event that we are obligated to pay such debt in full we may not be able to meet this demand. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our credit facility or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results. Additionally, if we are unable to pay back the amount due, we will be in default under our credit facility and the lender may take remedial action, including forcing the Company into bankruptcy.

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

As of August 31, 2010, our open terms credit lines with our primary trade vendors, including aggregators and manufacturers were $41.5 million. Under these credit lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without a notice, and this action could have a material adverse affect on our business, result of operations, and financial condition.

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

The demand for our products and services in our state, local and education verticals depends primarily on state and local budgets. Our business, financial condition and results of operations may be harmed if state and local budgets continue to be constrained.

Education, state and local verticals sales levels are subject to fluctuations driven in part by state budgetary status and changes in state and local government funding and spending patterns. We believe there has been a reduction in spending by schools due to the general economic conditions in the United States and fiscal constraints on state and local government budgets. A continuation of global capital and credit market instability, a sluggish economic recovery or a return to a period of economic contraction could result in reductions, or further reductions as the case may be, in spending by school districts and other customers to which we sell products and services. A further reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations.

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

Write-offs of goodwill and other intangible assets could adversely affect our future results of operations and financial position.

Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests. As of August 31, 2010 and 2009, we had goodwill of approximately $14.0 million and $11.4 million, respectively.  We performed impairment tests on goodwill as of June 1, 2010 and 2009, and no impairment losses were recorded.  We test for impairment at least annually.  Such tests may result in a determination that these assets have been impaired.  If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable or increase the amount of its net loss in the period in which the charge is taken or otherwise fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

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

Our use of fixed-price contracts could adversely affect our operating results.

From time to time we may enter into contracts that are performed on a fixed-price basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year.

We may issue additional equity to management or in connection with future acquisition that may dilute our stockholders’ ownership.

We have in the past and in the future will continue to issue equity to management as part of our executive compensation program. In addition, as part of our strategy, we may acquire other businesses and may use our stock as a portion of the purchase price for such transactions. Any future equity issuances will result in further dilution to holders of our common stock.

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

We may pursue opportunities to acquire companies, technologies and assets that would complement our current service offerings, expand the breadth of our markets, enhance our technical capabilities or that may otherwise offer growth opportunities as we have done in the past. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the system with our current operations;

•	diversion of management’s attention away from normal daily operations of our business;

•	difficulty in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on an unfamiliar system while training personnel in its use;

•	insufficient revenues to offset increased expenses associated with acquisitions; and

•	the potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	issue common stock or preferred stock or assume stock option plans that would dilute current stockholder’s percentage ownership;

•	use cash, which may result in a reduction of our liquidity;

•	assume liabilities;

•	record goodwill and other intangible assets that would be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; and

•	become subject to litigation.

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

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease space in fifteen locations.  Our corporate headquarters is currently located in Springfield, New Jersey.  The following table contains information about each of our leased facilities:

Address	Segment Used by	(Size in Square Feet)	Monthly Rent	Expiration Date

100 Matsonford Road, Suite 420	EIS/EGS	7,342	$ 14,005	June 30, 2017
2 Radnor Corporate Center,
Radnor, PA 19087

500 Satellite Blvd.	EIS	36,284	$ 20,816	November 30, 2014
Suwannee, GA 30024

9450 Philips Highway, Suite 1	EIS	7,563	$ 4,601	February 28, 2014
Jacksonville, FL 32256

40 Shuman Blvd.	EGS	2,593	$ 2,701	May 31, 2012
Suite 216
Naperville, IL 60563

11 Diamond Road	EIS	42,480	$ 17,250	May 31, 2014
Springfield, NJ 07081

2355 Dulles Corner Blvd, Suite 600	EIS	11,012	$ 21,978	March 30, 2016
Herndon, VA 20171

44150 S. Grimmer Blvd	EGS	20,000	$ 20,000	August 31, 2011
Fremont, CA 94538

16 Executive Drive	EIS	3,788	$ 7,892	June 30, 2011
Fairview Heights, IL 62208

612 Pierce Boulevard	EIS	4,900	$ 9,762	December 31, 2014
O'Fallon, IL 62269

311 South Lincoln Avenue	EIS	1,200	$ 1,000	February 28, 2013
O'Fallon, IL 62269

#30, 1st Floor 9th Main,	EIS/EGS	2,500	$ 1,064	September 17, 2011
14th Cross 6th Sector,
HSR Layout
Bangalore - 560102
India

301 Acme Industrial Park	EGS	3,141	$ 4,669	February 28, 2011
Western Express Highway
Goregaon East
Mumbai - 400064
India

329 March Road Suite 108	EIS	4,150	$ 9,154	April 30, 2012
Ottawa, ON K2K 2E1
Canada

1010 Sherbrooke West, Suite 1800	EIS	180	$ 2,500	Monthly
Montreal, QB H3A 2R7
Canada

4950 Yonge Street, Suite 2200	EIS	300	$ 1,971	Monthly
Toronto, ON M2N 6K1
Canada

We lease six guesthouses that are utilized by our consultants during training. The aggregate monthly rent for these guesthouses is approximately $9,000.  The leases for these guesthouses expire February 28, 2011.

Item 3.  Legal Proceedings

In October 2010, the Company learned that it had been named as a defendant in a qui tam case alleging violations of the Trade Agreements Act.  This case, designated United States ex rel. Folliard v. Synnex Corporation et al., was filed under seal in the United States District Court for the District of Columbia.  Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation.  These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits.  The United States declined to intervene in the matter on May 27, 2010.  Nonetheless, the Company can provide no assurance that the government will not intervene in this case in the future or in any other qui tam suit against the Company in the future.   The Company expects to file a motion to dismiss the lawsuit.  At this time, the Company is unable to predict the timing and outcome of this matter.

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business.  Except as set forth above, the Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over-The-Counter Bulletin Board market under the symbol “ETEC.” The following table sets forth the high and low closing prices of our common stock for the periods indicated:

Three Months Ended	High	Low
August 31, 2010	$1.43	$0.80
May 31, 2010	$1.65	$1.10
Feburary 28, 2010	$1.35	$0.94
November 30, 2009	$0.99	$0.70
August 31, 2009	$1.09	$0.40
May 31, 2009	$0.78	$0.50
Feburary 28, 2009	$0.95	$0.25
November 30, 2008	$1.01	$0.36

The above quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions.  They do not necessarily represent actual transactions.

As of November 9, 2010, there were 484 record holders of our common stock, although we believe that the number of beneficial holders is approximately 850.

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

On June 4, 2010, Emtec Federal, Inc. (“Emtec Federal”), a wholly-owned subsidiary of the Company. acquired all of the outstanding stock of Secure Data pursuant to the Purchase Agreement.  The consideration for the acquisition included (i) 175,000 shares of restricted common stock of the Company and/or (ii) the potential right to receive 100,000 shares of restricted common stock of the Registrant on the third anniversary of the closing if certain performance goals are met.

On August 2, 2010, the Company entered into a letter agreement (the “Letter Agreement”) with DARR Westwood LLC (the “Investor”), pursuant to which, among other things, (a) the Investor agreed (i) to certain transfer restrictions on shares of Common Stock owned by the Investor, which are described below, and (ii) to transfer to the Company for cancellation the existing warrant owned by the Investor to purchase 8% of the outstanding Common Stock on a fully diluted basis, and (b) the Company issued to the Investor a warrant (the “Warrant”) to purchase up to an aggregate of 1,401,733  shares of common stock, par value $.01 per share, of the Company (“Common Stock”) at an exercise price of $2.11 per share. The Investor’s sole member is Dinesh R. Desai, the Company’s Chairman, Chief Executive Officer and President.

All of these securities were sold only to “accredited investors,” as such term is defined in the Securities Act of 1933, as amended (the “Securities Act”), were not registered under the  Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities law, which exempt transactions by an issuer not involving any public offering.  The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was restricted under the terms of the Purchase Agreement.

Item 6.  Selected Financial Data

Not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the “Risk Factors” outlined in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein.  The following discussion as of August 31, 2010 and 2009 should be read in conjunction with our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report.

Overview of Emtec

We are an IT services provider and we deliver consulting, application services and infrastructure services to public sector and commercial clients.  The Company’s client base is comprised of departments of the United States and Canada’s federal, state/provincial and local governments, schools and commercial businesses throughout the United States and Canada.

Over the last year, we have transformed the business by structuring our sales efforts to specific client niche groups referred to as vertical industry practices (“verticals”) such as the federal government, school districts, state and local governments and commercial business as well as adding and acquiring new technology practices (“horizontals”) in the areas of strategic IT consulting, business application services, infrastructure consulting and services.  This restructuring has helped transform our business into broad based IT services of lifecycle technology services and managed technology services.  This restructuring has helped transform our business into a systems integrator and provider of lifecycle technology services and managed technology services.

Our primary business objective is to become a leading single-source provider of high quality and innovative IT infrastructure and business application services, consulting and managed services.

We service our client base from leased facilities in California, Georgia, Florida, Illinois, New Jersey, Pennsylvania and Virginia in the United States, and in India and Canada.

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

In the past we have divided our operating activity into two operating segments for reporting purposes: Emtec Infrastructure Services (“EIS”) and Emtec Global Services (“EGS”). EIS consisted of the Company’s historical business, which we referred to as the Systems Division, and the business service management solutions offered by the ITSM practice. EGS was the Company’s enterprise applications services solutions and training business including its ERP and Application Development practice and its Business Analysis and Quality Assurance Practice.   In 2010, we have maintained these segments for reporting purposes, however due to the amount of cross-selling which occurred in 2010, the addition of SDI into our federal platform and the increase in application services needs in our systems division platform, we will likely re-evaluate our segment reporting for the business in 2011.  When comparing the 2010 results by segment with historical results, the reader should take into account the changing nature of our business.  We will continue to reassess our segment reporting structure in accordance with ASC 280, “Segment Reporting.”

Quarterly Financial Summary

Over our history, our revenues have been largest in the first and fourth quarters of our fiscal years.  The United States government typically purchases a large amount of its IT needs prior to the end of its fiscal year which is September 30.  The delivery of the services and products we provide to our government customers has historically been highest during the fourth and first quarters of our fiscal year, which corresponds to the fulfillment of the government purchases.  Our education clients have historically had the majority of their services and products delivered by us during the summer months, when schools are not in session; this has corresponded typically to our fourth quarter.

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

The consolidated quarterly financial information for the year ended August 31, 2010 includes the accounts and transactions of SARK and SDI with respective acquisition dates of April 1, 2010 and June 4, 2010.

	Year ended August 31, 2010
	(In thousands, except share amounts)
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2010

Revenue	$73,577	$36,103	$53,506	$61,416	$224,602

Gross Profit	$10,544	$5,902	$8,081	$11,268	$35,795

Net Income (Loss)	$1,407	$(850)	$(35)	$(1,035)	$(513)

Net Income (Loss) per share:	$0.09	$(0.06)	$0.00	$(0.07)	$(0.03)
Basic and Diluted

The consolidated quarterly financial information for the year ended August 31, 2009 includes the accounts and transactions of KOAN-IT and the assets of EMS as of the respective acquisition dates of February 12, 2009 and May 12, 2009.

	Year ended August 31, 2009
	(In thousands, except share amounts)
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2009

Revenue	$70,019	$41,962	$49,220	$62,642	$223,843

Gross Profit	$8,794	$6,126	$7,646	$10,330	$32,896

Net Income (Loss)	$1,006	$(385)	$272	$825	$1,718

Net Income (Loss) per share:	$0.07	$(0.03)	$0.02	$0.06	$0.12
Basic and Diluted

Overview of Consolidated Financial Statements Presented Herein

The consolidated financial information for the year ended August 31, 2010 includes the accounts and transactions of SARK and SDI as of the respective acquisition dates of April 1, 2010 and June 4, 2010.  The consolidated financial statements  for the year ended August 31, 2009 includes the accounts and transactions of KOAN-IT and the assets of EMS as of the respective acquisition dates of February 12, 2009 and May 12, 2009.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Years Ended August 31,
	2010	2009	Change	%
Revenues
Procurement services	$166,130	$168,020	$(1,890)	(1.1)%
Service and consulting	58,472	55,823	2,649	4.7%
Total Revenues	224,602	223,843	759	0.3%

Cost of Sales
Cost of procurement services	148,104	149,631	(1,527)	(1.0)%
Cost of service and consulting	40,703	41,316	(613)	(1.5)%
Total Cost of Sales	188,807	190,947	(2,140)	(1.1)%

Gross Profit
Procurement services	18,026	18,389	(363)	(2.0)%
Procurement services %	10.9%	10.9%

Service and consulting	17,769	14,507	3,262	22.5%
Service and consulting %	30.4%	26.0%

Total Gross Profit	35,795	32,896	2,899	8.8%
Total Gross Profit %	15.9%	14.7%

Operating expenses:
Selling, general, and administrative expenses	30,901	26,333	4,568	17.3%
Stock-based compensation	561	161	400	248.4%
Warrant expense	910	-	910	N/A
Depreciation and amortization	2,405	2,320	85	3.7%
Total operating expenses	34,777	28,814	5,963	20.7%
Percent of revenues	15.5%	12.9%

Operating income	1,018	4,082	(3,064)	(75.1)%
Percent of revenues	0.5%	1.8%

Other expense (income):
Interest income – other	(32)	(16)	(16)	(100.0)%
Interest expense	947	1,117	(170)	(15.2)%
Other	27	30	(3)	(10.0)%

Income before income taxes	76	2,951	(2,875)	(97.4)%
Provision (benefit) for income taxes	589	1,233	(644)	(52.2)%
Net income (loss)	$(513)	$1,718	$(2,231)	(129.9)%
Percent of revenues	-0.2%	0.8%

Consolidated Results of Operations Overview

Management examines numerous measures when analyzing the results of our operations.  Our objective is to grow the overall revenues, gross profit margins and operating profits of the Company.

As we diversify our business and grow our consulting services revenues, and in particular our applications services revenues, we expect gross margins to increase.  We measure our selling costs as a percentage of gross profits and sales compensation for the employees of the company is derived from gross profit.  We expect that our growth will lead to selling costs increasing, but as our revenues grow we expect our selling costs to grow less quickly than our gross profit, thereby decreasing selling costs as a percentage of total gross profits. We expect as we grow our general and administrative costs will decrease as a percentage of revenue.  However we may invest from time to time in additional general and administrative costs in order to be able to grow our revenue more quickly as market conditions improve.

As the Company grows its consulting revenues we expect to focus increasingly on measures such as average billing rates, utilization rates, hours billed and hourly consulting costs.  While we do not publicly report these metrics, we analyze these figures to monitor trends which will enable us to make more effective decisions.  We are improving our internal systems in order to be able to provide these metrics more quickly to our management.

We currently categorize our revenues and costs of sales into “Procurement Services” and “Services and Consulting.”  We have made the categorizations in order to analyze our growth in consulting and other services as a percentage of overall revenues.  Traditionally, we have divided our business into two segments. Emtec Infrastructure Services (“EIS”) provides a broad range of IT infrastructure services for our clients.  These services are focused on improving the value IT assets provide to an organization, and to reduce the costs of these assets.  Emtec Global Services (“EGS”) was formed to provide IT application consulting and other services.  These services typically include business process improvement through the use of technology.  Our associates are skilled in a wide array of technologies in this segment.

Our consolidated operating income and net income (loss) for the year ended August 31, 2010 was $1.0 million and $(513,000) million, respectively, as compared to $4.1 million and $1.7 million, respectively for the year ended August 31, 2009.  The decreases in operating income and net income was primarily attributable to increased selling, general and administrative expenses as discussed in the segment results below.  However, a portion of the increase in selling, general and administrative expenses for the year ended August 31, 2010 was partially offset by an increase in gross profit margin in service and consulting revenues which is also discussed below.

We discuss the results of each segment below.

Results of Operations - EIS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended August 31, 2010 and 2009.

The financial information of EIS for the year ended August 31, 2010 includes the accounts and transactions of KOAN-IT, EMS and SDI as of the respective acquisition dates of February 12, 2009, May 12, 2009 and June 4, 2010.

EIS
STATEMENTS OF INCOME
(In thousands)

	Years Ended August 31,
	2010	2009	Change	%
Revenues
Procurement services	$166,130	$168,020	$(1,890)	(1.1)%
Service and consulting	28,344	19,331	9,013	46.6%
Total Revenues	194,474	187,351	7,123	3.8%

Cost of Sales
Cost of procurement services	148,104	149,631	(1,527)	(1.0)%
Cost of service and consulting	15,784	11,379	4,405	38.7%
Total Cost of Sales	163,888	161,010	2,878	1.8%

Gross Profit
Procurement services	18,026	18,389	(363)	(2.0)%
Procurement services %	10.9%	10.9%

Service and consulting	12,560	7,952	4,608	57.9%
Service and consulting %	44.3%	41.1%

Total Gross Profit	30,586	26,341	4,245	16.1%
Total Gross Profit %	15.7%	14.1%

Operating expenses:
Selling, general, and administrative expenses	25,316	21,034	4,282	20.4%
Stock-based compensation	561	161	400	248.5%
Warrant expense	910	-	910	0.0%
Depreciation and amortization	1,543	1,445	98	6.8%
Total operating expenses	28,329	22,640	5,689	25.1%
Percent of revenues	14.6%	12.1%

Operating income	2,255	3,701	(1,446)	(39.1)%
Percent of revenues	1.2%	2.0%

Other expense (income):
Interest income – other	(29)	(12)	(17)	(141.7)%
Interest expense	722	754	(32)	(4.2)%
Other	29	24	5	20.8%

Income before income taxes	1,533	2,935	(1,402)	(47.8)%
Provision for income taxes	1,033	1,282	(249)	(19.4)%
Net income	$500	$1,653	$(1,153)	(69.7)%
Percent of revenues	0.3%	0.9%

Comparison of Years Ended August 31, 2010 and 2009-EIS

Revenues - EIS

EIS division’s total revenues increased $7.1 million, or 3.8%, to $194.5 million for the year ended August 31, 2010, compared to $187.4 million for the year ended August 31, 2009.  EIS division’s total revenue includes revenues from the Company’s historical business, which we refer to as the Systems Division, KOAN-IT, which was acquired on February 12, 2009, the assets of EMS which were acquired on May 12, 2009 and SDI, which was acquired June 4, 2010.  SDI’s total revenues for the year ended August 31, 2010 was $1.5 million.  KOAN-IT’s total revenues (including revenues derived from the assets acquired from EMS) for the year ended August 31, 2010 increased $3.9 million, or 105.7%, to $7.5 million.  The increase is primarily a result of having owned KOAN-IT for the entire fiscal year of 2010.  Without these acquisitions, Systems Division’s revenue increased $1.8 million, or 1.2%, to $185.5 million for the year ended August 31, 2010, compared to $183.7 million for the year ended August 31, 2009.

Procurement services revenue decreased $1.9 million, or 1.1%, to $166.1 million for the year ended August 31, 2010, compared to $168.0 million for the year ended August 31, 2009. We believe that this decrease in revenues was attributed to the economic downturn and the deferral of some larger IT projects to future quarters.

Service and consulting revenue increased $9.0 million, or 46.6%, to $28.3 million for the year ended August 31, 2010, compared to $19.3 million for the year ended August 31, 2009. This increase is mainly attributable to assuming a role of prime contractor for one of our clients, the acquisition of SDI and a full year of operations of KOAN-IT.

Our EIS division’s revenues, by client type, are comprised of the following (in thousands):

	For the Years Ended
	August 31, 2010		August 31, 2009
Departments of the U.S. Government	104,598	53.8%	$85,044	45.4%
Canadian Government Agencies	2,509	1.3%	771	0.4%
State and Local Governments	4,105	2.1%	7,333	3.9%
Commercial Companies	21,363	11.0%	29,103	15.5%
Education and other	61,899	31.8%	65,100	34.7%
Total Revenues	$194,474	100.0%	$187,351	100.0%

During the year ended August 31, 2010 and 2009, U.S. governmental department and agency related revenues represented approximately 53.8% and 45.4% of total EIS revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture and Department of Commerce. Revenues from various civilian and military U.S. governmental departments and agencies increased by approximately $19.5 million, or 22.9%, to $104.6 million during the year ended August 31, 2010 compared with the year ended August 31, 2009.  During our 2009 fiscal year, we restructured our federal sales force to focus more on services as well as multi-year awards.  The goal for 2010 was to stabilize the procurement services revenue back to previous levels, and then secondly to increase our federal clients’ awareness of our services offerings.  The increase in federal procurements services sales accounts for nearly all the growth in our federal vertical.  In general, we expect that federal government business revenues will continue to represent a large portion of our total revenues as we continue to strive to penetrate wider and deeper into various civilian and military agencies. The federal government business typically experiences increased activity during the months of August through November.

The state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies primarily in the State of New Jersey. Until tax revenues increase in state and local governments, we will not see a large amount of growth from these clients.

Revenues from commercial clients decreased by approximately $7.7 million, or 26.5%, to $21.4 million during the year ended August 31, 2010 compared with the year ended August 31, 2009. This decrease is mainly due to the economic downturn that caused reductions in technology and discretionary spending by our commercial clients. We have taken steps to reposition our sales force to sell more services and long-term projects and managed services with our commercial clients. We expect to see growth in the commercial sector as the economy recovers and we are able to offer our clients a wider range of services.

During the year ended August 31, 2010, revenues from our education business decreased by approximately $3.2 million compared with the year ended August 31, 2009. This decrease is attributable to a reduction in purchases of hardware by our education clients during the year ended August 31, 2010.  In 2009, our largest client had a number of new schools constructed which required significant procurement services.  During 2010, the number of new schools being built decreased.  However, we increased our services revenues with this client in 2010.  During our fiscal years 2008 and 2009, we took steps to increase our business with our existing customers by outsourcing more of their infrastructure managed services needs and to increase our penetration with additional clients in this market.  These steps increased the amount of long-term recurring revenue we have with these clients and we believe because of the strength of our offering and knowledge in this segment we will be able to increase our client base.

Gross Profit - EIS

Aggregate gross profit for our EIS division increased $4.2 million, or 16.1%, to $30.6 million for the year ended August 31, 2010 as compared to $26.3 million for the year ended August 31, 2009. This increase was mainly due to an increase in the gross profit derived from our services and consulting revenues of $4.6 million which resulted from higher margin sales. This services gross profit increase included an increase of $1.4 million from KOAN-IT, and an increase of $806,000 from SDI.  The increase in gross profit was offset by a slight decrease of $363,000 in our procurement services gross profit for the year ended August 31, 2010 as compared to the year ended August 31, 2009 which resulted from the decline in procurement services revenue.

Measured as a percentage of revenues, our gross profit margin for EIS division increased to 15.7% of our EIS division’s revenues for the year ended August 31, 2010 from 14.1% for the year ended August 31, 2009. This increase is primarily a result of an increase in our service and consulting gross profit margin attributable to higher utilization of our engineering resources and increase in our services and consulting revenue associated with IT projects for school districts in New Jersey, Florida and Georgia during the year ended August 31, 2010.

Selling, General and Administrative Expenses - EIS

Corporate expenses are primarily recorded in our EIS segment. Selling, general and administrative expenses for our EIS division increased by $4.3 million, or 20.4% to $25.3 million for the year ended August 31, 2010, compared to $21.0 million for the year ended August 31, 2009.

EIS division’s selling, general and administrative expenses includes selling, general and administrative expenses from Systems Division, KOAN-IT, and SDI.  KOAN-IT’s selling, general and administrative expenses (including selling, general and administrative expenses related to the assets acquired from EMS) for the year ended August 31, 2010 increased by $682,000.  The increase is primarily a result of our having owned KOAN-IT for the entire fiscal year of 2010.  SDI had selling, general and administrative expenses of $640,000 for the year ended August 31, 2010.  There was approximately $1 million in investment in new management at the executive level in 2010. We also invested approximately $1 million in combination of new sales personnel and a new sales compensation structure focused on selling our new lines of services and recurring services.  Additionally, we had approximately $700,000 in increased management information systems costs in conjunction with improving our IT systems to manage a larger IT services business.  There were also increases in expense categories such as travel and lodging, merger and acquisition related expenses and professional fees that were off-set by a commercial infrastructure restructuring where we eliminated sales and support positions.  This cost reduction restructuring in our commercial infrastructure business is expected to result in the elimination of approximately $2.1 million in annualized costs.

Stock-Based Compensation

Stock-based compensation for our EIS division increased by $400,000, or 248.5% to $561,000 for the year ended August 31, 2010, compared to $161,000 for the year ended August 31, 2009.  The increase was related to shares which have been awarded to management as a portion of their compensation which vested over the year.

Warrant Expense

Warrant expense for our EIS division was $910,000 for the year ended August 31, 2010 as compared to $-0- for the year ended August 31, 2009.  This expense relates to the stock warrants issued to our majority stockholder during 2010. Going forward this warrant will be “marked-to-market” each reporting period, which could result in large fluctuations in income or expense on the statement of operations in future periods related to this non- cash charge.

Depreciation and Amortization - EIS

Depreciation and amortization expense for our EIS division increased by 6.8%, or $98,000, to $1.5 million for the year ended August 31, 2010, compared to $1.4 million for the year ended August 31, 2009.  The increase for the year ended August 31, 2010 is mainly attributable to the acquisition of SDI and comparing a full year of operations for KOAN-IT for the year ended August 31, 2010 to a shorter stub period for the year ended August 31, 2009, partially offset by a decrease in depreciation expense for software upgrades that were fully depreciated in the prior year.

Operating Income - EIS

Operating income for our EIS division for the year ended August 31, 2010 decreased by 39.1%, or $1.4 million, to $2.3 million, compared to operating income of $3.7 million for the year ended August 31, 2009. This decrease in operating income is mainly attributable to an increase in overall operating expenses as discussed in Selling, General and Administrative Expenses, Stock-Based Compensation and Warrant Expense above that was partially offset by increased services and consulting revenue as discussed in the Total Revenue and Gross Profit sections above.

Interest expense - EIS

Interest expense for the EIS division decreased by 4.2%, or $32,000, to $722,000 for the year ended August 31, 2010, compared to $754,000 for the year ended August 31, 2009.  This decrease is primarily attributable to lower balances on various notes payable paid off in fiscal year 2010 and a lower average interest rate charged on the line of credit resulting from a decrease in the prime rate during this period.

Provision for income taxes - EIS

We recorded an income tax expense of $1.0 million for the year ended August 31, 2010 as compared to $1.3 million for the year ended August 31, 2009. The effective tax rate was 67.4% for the year ended August 31, 2010 as compared to 43.7% for the year ended August 31, 2009. The higher effective tax rate for the year ended August 31, 2010 was primarily the result of the warrant expense not being deductible for income tax purposes.  If the warrant expense was added-back to taxable income for the year ended August 31, 2010, our effective tax rate would have been 42.3%.

Results of Operations – EGS

Most of the clients EGS serves are commercial clients.  While our consultants are typically working on long- term projects, the general economic slowdown has impacted our ability to sell services the way these businesses had typically operated before the acquisitions.  In addition, it has been our intention to convert these businesses to a new sales model and cross-sell their services across our organization.  During 2009, we took steps to add additional sales resources in the U.S. to change our training methodologies of our consultants and to shift recruiting resources to an onshore/offshore model.  We have also defined four practices within EGS that we are starting to sell as a full service practice offerings using projects as opposed to typical staff augmentation.  We intend for these changes to help us to grow revenues in 2011 in EGS.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended August 31, 2010 and 2009.

The financial information of EGS for the year ended August 31, 2010 and 2009 includes the accounts and transactions of Luceo, eBAS/Aveeva, and SARK as of the respective acquisition dates of March 20, 2008, August 13, 2008 and April 1, 2010.

EGS
STATEMENTS OF INCOME
(In thousands)

	Years Ended August 31,
	2010	2009	Change	%
Revenues
Procurement services			$-	#DIV/0!
Service and consulting	$30,128	$36,492	$(6,364)	(17.4)%
Total Revenues	30,128	36,492	(6,364)	(17.4)%

Cost of Sales
Cost of service and consulting	24,918	29,937	(5,019)	(16.8)%
Total Cost of Sales	24,918	29,937	(5,019)	(16.8)%

Gross Profit
Service and consulting	5,210	6,555	(1,345)	(20.5)%
Service and consulting %	17.3%	18.0%

Total Gross Profit	5,210	6,555	(1,345)	(20.5)%
Total Gross Profit %	17.3%	18.0%

Operating expenses:
Selling, general, and administrative expenses	5,583	5,299	284	5.4%
Stock-based compensation	-	-	-	0.0%
Warrant expense	-	-	-	0.0%
Depreciation and amortization	862	875	(13)	(1.5)%
Total operating expenses	6,445	6,174	271	4.4%
Percent of revenues	21.4%	16.9%

Operating income (loss)	(1,235)	381	(1,616)	(424.2)%
Percent of revenues	(4.1)%	1.0%

Other expense (income):
Interest income – other	(2)	(4)	2	(47.8)%
Interest expense	225	363	(138)	(38.0)%
Other	(2)	6	(8)	(134.2)%

Income (loss) before income taxes	(1,456)	16	(1,472)	(9201.4)%
Provision (benefit) for income taxes	(444)	(49)	(395)	805.5%
Net income (loss)	$(1,013)	$65	$(1,078)	(1657.7)%
Percent of revenues	(3.4)%	0.2%

Comparison of Years Ended August 31, 2010 and 2009-EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  EGS division’s total revenues decreased $6.4 million, or 17.4%, to $30.1 million for the year ended August 31, 2010, compared to $36.5 million for the year ended August 31, 2009. This decline was caused by an 11.4% decrease in hours billed and a 7.2% decrease in the average hourly billing rate during the year ended August 31, 2010 compared with the corresponding year ended August 31, 2009.  The decrease in billable hours and rate is mainly due to the decrease in our Business Analysis and Quality Assurance practices.  Most of the clients EGS serves are commercial clients and we believe that this decrease in commercial business was primarily attributable to the general economic downturn.  Since many of the consultants get placed on long term projects the immediate impact of the downturn was not felt until a number of these contracts were completed in 2010.  Because of a drop in the number of new projects in 2009 and 2010 there will be a lag experienced in the recovery of these businesses.  In 2010 we saw increases in our ERP application development business while our business analysis and quality assurance business continue to experience declines.

Gross Profit - EGS

EGS division’s gross profit decreased $1.3 million, or 20.5%, to $5.2 million for the year ended August 31, 2010, compared to $6.6 million for the year ended August 31, 2009. We believe this decrease is mainly due to the economic downturn as discussed in the Revenue section above.

Measured as percentages of revenues, our gross profit margin for the EGS division decreased to 17.3% of our EGS division’s revenues for the year ended August 31, 2010 from 18.0% for the year ended August 31, 2009. We believe this decrease is mainly due to the decreased billing rate per hour that resulted from pricing pressure from our commercial clients.

Selling, General and Administrative Expenses - EGS

EGS division’s selling, general and administrative expenses increased $284,000, or 5.4%, to $5.6 million for the year ended August 31, 2010, compared to $5.3 million for the year ended August 31, 2010.  The increase in selling, general and administrative expenses between the years ended August 31, 2010 and August 31, 2009 is primarily related to increases in salaries, bad debt expense, office expense and system management costs.  In connection with the EGS acquisitions discussed above, we entered into employment agreements with former shareholders and selected management personnel of the acquired companies that provided for retention and/or performance bonuses.  Retention and performance bonuses expenses reflected in selling, general and administrative expenses include $921,000 in 2010 and $932,000 in 2009.

Depreciation and Amortization - EGS

EGS division’s depreciation and amortization expense decreased $13,000, or 1.5%, to $862,000 for the year ended August 31, 2010, compared to $875,000 for the year ended August 31, 2009. The decrease is mainly due to an adjustment of the useful life of certain assets in the year ended August 31, 2010.

Operating income (loss) - EGS

Operating loss for our EGS division for the year ended August 31, 2010 was $1.2 million, compared to operating income of $381,000 for the year ended August 31, 2009.  This decrease in operating income is mainly due to the bonuses and the decreases described in the Revenue, Gross Profit and Selling, General and Administrative sections above.

Interest expense - EGS

Interest expense for our EGS division for the year ended August 31, 2010 decreased by 38.0%, or $138,000, to $225,000, compared to interest expense of $363,000 for the year ended August 31, 2009.  This is primarily attributable to the absence of interest costs related to an 8% subordinated note payable, which was paid in full in September 2009, and a lower average interest rate charged on the line of credit attributable to a decrease in the prime rate during this period.

Provision for income taxes - EGS

We recorded an income tax benefit of $444,000 for the year ended August 31, 2010 as compared to income tax benefit of $49,000 for the year ended August 31, 2009.  The increase in the income tax benefit for the year ended August 31, 2010 was the result of a loss before income taxes for the year.

Recently Issued Accounting Standards

Determination of the Useful Life of Intangible Assets

In April 2008, FASB ASC 350-30 Intangible, Goodwill and Other amended the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and subsequent interim periods. We adopted the statement on September 1, 2009 which is the beginning of our 2010 fiscal year. The adoption of ASC 350-30 has not had a significant impact on our consolidated financial position or results of operations.

Warrants

Effective as of September 1, 2009, the Company adopted FASB ASC 815, Derivatives and Hedging, relating to the recording and disclosure of warrants. This guidance applies to freestanding contracts that are indexed to, and potentially in, an entity's own stock. The Company calculates and records the fair value of the liability associated with warrants using an acceptable valuation model (Black-Scholes method) at each reporting period.  In connection with the issuance of warrants and compliance with FASB ASC 815, the Company recorded a liability on August 2, 2010 of $916,000. At August 31, 2010, the net liability and net expense of $910,000 is recorded on the Balance Sheet and Consolidated Statement of Operations.

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

Accounts Receivable

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this guidance may expand the existing disclosure requirements which the Company is currently evaluating.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) Multiple Deliverable Revenue Arrangements, which amends ASC 605, Revenue Recognition, to permit companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Liquidity and Capital Resources

Cash at August 31, 2010 of $2.4 million represented an increase of approximately $700,000 from cash of $1.7 million at August 31, 2009. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit.  Borrowings under our line of credit at August 31, 2010 increased to $16.0 million from $9.0 million at August 31, 2009. The increase in our line of credit is primarily due to an increase in receivables and a decrease in accounts payable totaling to $7.3 million, which was off-set by decrease in inventories of $2.9 million, these items netted an increase of $4.4 million. The increase is receivable is mainly due to increase in days sales outstanding (“DSO”) from 48 days in 2009 to 56 days in 2010 as a result of an increase in the amount of revenues from our Federal clients.  Our Federal clients typically have a higher DSO for procurement services.  Additionally, during the fiscal year ended August 31, 2010, the acquisitions of SARK, SDI and earn-out payments related Luceo and KOAN-IT totaled to approximately $2.7 million, which were funded through borrowings under the line of credit.

The Company, Emtec NJ, Emtec LLC, Emtec Federal, Emtec Global, Luceo, eBAS and Aveeva (collectively, the “Borrower”), are parties to a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender provides the Borrower with a revolving credit loan and floor plan loan (the “Credit Facility”) until December 7, 2010. The Company is currently in the process of negotiating a two year renewal of its Credit Facility with the Lender, and anticipates the renewal will be completed prior to December 6, 2010, which is the expiration date of the existing Credit Facility. The Credit Facility currently provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender and 40% of all other inventory. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility. For detailed information on terms of the Credit Facility, refer to footnote 7 – Line of Credit of the Condensed Consolidated Financial Statements in this Annual Report the Form 10-K for the fiscal year ended August 31, 2010.

The Company had balances of $16.0 million and $9.0 million outstanding under the revolving portion of the Credit Facility, and balances of $3.4 million and $5.4 million (included in the Company’s accounts payable) outstanding plus $723,000 and $321,000 in open approvals under the floor plan portion of the Credit Facility at  August 31, 2010 and 2009, respectively. Net availability was $6.8 million and $11.9 million under the revolving portion of the Credit Facility, and additionally $5.0 million and $5.4 million was available under the floor plan portion of the Credit Facility as of August 31, 2010 and 2009, respectively.

As of August 31, 2010, the Company determined that it was in compliance with its covenants under the Credit Facility.

We are currently in the process of negotiating a two year renewal of the Credit Facility with the Lender, and we anticipate the renewal will be completed prior to December 6, 2010, which is the expiration date of the existing Credit Facility.

As of August 31, 2010, we had open credit terms with our primary trade vendors, including aggregators and manufacturers, of approximately $41.5 million with outstanding principal of approximately $26.5 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations and financial condition.

Capital expenditures of approximately $1.1 million during the year ended August 31, 2010 related primarily to the purchase of computer equipment for internal use, phone system upgrades, purchase of automobiles for our service technicians, leasehold improvements, furniture and fixtures for our offices and software costs to upgrade various modules of our accounting systems.

The following are our long-term contractual obligations for leases, debt and other long-term liabilities as of August 31, 2010.

	Payments due by period:
	(in thousands)

Contractual Obligations:	Total	Less than 1 year*	1-3 years	4-5 years	More than 5 years

Operating Lease Obligations	$5,711	$1,701	$2,383	$1,617	$-
Other Long-Term Liabilities - Reflected on the Company's Balance Sheet under GAAP	676	202	474	-	-

Total	$6,387	$1,911	$2,857	$1,617	$-

* This does not include the total Credit Facility in the amount of $19.4 million that is due December 7, 2010 that is classified as current liability on our consolidated balance sheet at August 31, 2010. We are currently in the process of negotiating a two year renewal of the Credit Facility with the Lender, and we anticipate the renewal will be completed prior to December 6, 2010, which is the expiration date of the existing Credit Facility.

We anticipate that our primary sources of liquidity in fiscal year 2011 will be cash generated from operations, trade vendor credit and cash available to us under our Credit Facility in the event it is extended.  Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues. Any loss of clients, whether due to price competition or technological advances, will have an adverse affect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Risk Factors.”

We have no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

We believe that funds generated from operations, trade vendor credit and bank borrowings should be sufficient to meet our current operating cash requirements through at least the next twelve months. However, there can be no assurance that all of the aforementioned sources of cash can be realized.

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

Revenue Recognition

We are an IT Services provider delivering consulting, staffing, application services and infrastructure solutions to commercial, federal, education, state and local government clients. Our specific practices include IT consulting, communications, data management, enterprise computing, managed services, business service management solutions, training, storage and data center planning and development and staff augmentation solutions.

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

•	There are occasions when a client requests a transaction on a “bill and hold” basis. We follow the SAB 104 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of SAB 104 are met. We do not modify our normal billing and credit terms for these clients. The client is invoiced at the date of revenue recognition when all of the criteria have been met. As of August 31, 2010 and 2009, we did not have any bill and hold transactions.

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

Allowance For Doubtful Accounts

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

Inventory Valuation

Inventory is stated at the lower of average cost or market.  Inventory is entirely finished goods purchased for resale and consists of computer hardware, computer software, computer peripherals and related supplies.  We provide an inventory reserve for products we determine are obsolete or where salability has deteriorated based on management’s review of products and sales.

Goodwill and Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with ASC 350 Intangibles-Goodwill and Others, goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company has set an annual impairment testing date of June 1.  The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805 Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of June 1.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

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

Warrants

FASB ASC 815, Derivatives and Hedging, applies to freestanding contracts that are indexed to, and potentially in, an entity's own stock. The Company calculates and records the fair value of the liability associated with warrants using an acceptable valuation model (Black-Scholes model) at each reporting period.

Rebates

Rebates are recorded in the accompanying consolidated statements of operations as a reduction of the cost of revenues.

Common Stock with Put Options

FASB ASC 480, Distinguishing Liabilities from Equity, establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity.  Financial instruments that are within the scope of ASC 480 must be classified as liabilities because that obligation embodies an obligation of the issuer.

Financial instruments within the scope of ASC 480 must represent an obligation on the part of the issuer.  An obligation is a conditional or unconditional duty or responsibility to transfer assets or to issue equity shares.  Some financial instruments represent a conditional obligation on the part of the issuer.  That is, the issuer is not obligated to perform under the financial instrument unless and until a specified condition has been satisfied.  A financial instrument that represents a conditional obligation to transfer assets or issue equity shares may be within the scope of ASC 480.

Also, to be within the scope of ASC 480, a financial instrument is required to be freestanding. A freestanding financial instrument is a financial instrument that is entered into (1) separately and apart from any of the entity’s other financial instruments or equity transactions, or (2) in conjunction with some other transaction and is legally detachable and separately exercisable.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Emtec, Inc.
Springfield, New Jersey

We have audited the accompanying consolidated balance sheets of Emtec, Inc. and Subsidiaries (the “Company”) as of August 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emtec, Inc. and Subsidiaries as of August 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladery & Pullen, LLP
Blue Bell, Pennsylvania
November 24, 2010

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share and Share Data)

	August 31, 2010	August 31, 2009

Assets

Current Assets

Cash	$2,372	$1,713
Receivables:
Trade, less allowance for doubtful accounts	36,262	29,463
Other	2,019	2,184
Inventories, net	1,515	4,410
Prepaid expenses and other	2,977	2,184
Deferred tax asset - current	898	680

Total current assets	46,043	40,634

Property and equipment, net	2,211	1,390
Intangible assets, net	11,522	11,235
Goodwill	13,979	11,424
Deferred tax asset- long term	411	459
Other assets	106	131

Total assets	$74,272	$65,273

Liabilities, Put Options and Stockholders' Equity

Current Liabilities

Line of credit	$16,023	$9,035
Accounts payable	24,666	25,390
Warrant liability	910	-
Current portion of long term debt - related party	-	1,213
Income taxes payable	341	590
Accrued liabilities	8,027	6,723
Due to former stockholders	6	-
Customer deposits	202	-
Deferred revenue	2,150	2,103

Total current liabilities	52,325	45,054

Deferred tax liability- long term	3,063	2,816
Earn-out liability-SDI	676	-
Accrued liabilities	183	180

Total liabilities	56,247	48,050

Commitments and contingencies (Note 15)

Put options in connection with SDI acquisition	738	-

Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized;
18,984,520 and 18,059,679 shares issued and 16,119,931 and 15,195,090,
outstanding at August 31, 2010 and August 31, 2009, respectively	190	181
Additional paid-in capital	21,346	20,794
Retained earnings	1,158	1,671
Accumulated other comprehensive income	189	173
	22,883	22,819
Less: treasury stock, at cost, 2,864,589 shares	(5,596)	(5,596)

Total stockholders' equity	17,287	17,223

Total liabilities, put options and stockholders' equity	$74,272	$65,273

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share and Share Data)

	For the Years Ended August 31,
	2010	2009
Revenues

Procurement services	$166,130	$168,020
Service and consulting	58,472	55,823

Total Revenues	224,602	223,843

Cost of Sales

Cost of procurement services	148,104	149,631
Cost of service and consulting	40,703	41,316

Total Cost of Sales	188,807	190,947

Gross Profit

Procurement services	18,026	18,389
Service and consulting	17,769	14,507

Total Gross Profit	35,795	32,896

Operating expenses:

Selling, general, and administrative expenses	30,901	26,333
Stock-based compensation	561	161
Warrant expense	910	-
Depreciation and amortization	2,405	2,320
Total operating expenses	34,777	28,814

Operating income	1,018	4,082

Other expense (income):
Interest income – other	(32)	(16)
Interest expense	947	1,117
Other expense	27	30

Income before income taxes	76	2,951
Provision for income taxes	589	1,233
Net income (loss)	$(513)	$1,718

Net income (loss) per common share
Basic and Diluted	$(0.03)	$0.12

Weighted Average Shares Outstanding
Basic	15,127,166	14,629,231

Diluted	15,127,166	14,845,217

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended August 31,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(513)	$1,718

Adjustments to Reconcile Net Income (loss) to Net
Cash Provided By (Used In) Operating Activities
Depreciation and amortization	707	806
Amortization related to intangible assets	1,698	1,514
Deferred income taxes (benefit)	(776)	(305)
Stock-based compensation	561	161
Indemnification of professional fees	-	(270)
Warrant liability	910	-

Changes In Operating Assets and Liabilities
Receivables	(6,567)	3,653
Inventories	2,895	(3,750)
Prepaid expenses and other assets	(743)	(517)
Accounts payable	(728)	(7)
Customer deposits	202	-
Income taxes payable	(249)	307
Accrued liabilities	1,282	1,096
Due to Former Stockholders	6	-
Deferred revenue	17	(215)
Net Cash Provided By (Used In) Operating Activities	(1,298)	4,191

Cash Flows From Investing Activities
Purchases of property and equipment	(1,094)	(1,011)
Acquisition of businesses, net of cash acquired	(2,143)	(1,342)
Acquisitions related contingent earnout	(596)	-
Net Cash Used In Investing Activities	(3,833)	(2,353)

Cash Flows From Financing Activities
Net increase in line of credit	6,988	452
Repayment of debt	(1,228)	(2,811)
Net Cash Provided By (Used In) Financing Activities	5,760	(2,359)

Effect of rate changes on cash	30	209

Net Increase (decrease) in Cash	659	(312)
Beginning Cash	1,713	2,025

Ending Cash	$2,372	$1,713
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$2,177	$879
Interest	$879	$922

Supplemental Schedule of Non Cash Investing and Financing Activities
Indemnification receivable due from former shareholders settled by the amounts
due to former shareholders	$-	$631
Note payable issued, acquisition of Capital Stock of Koan-IT	$-	$458

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 2010 AND 2009
(In thousands, except share data)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other	Treasury	Total
			Paid-in	(Accumulated	Comprehensive	Stock,	Stockholders'
	Shares	Amount	Capital	Deficit)	Income	at Cost	Equity

Balance at August 31, 2008	17,714,180	$177	$20,636	$(47)	$-	$(5,596)	$15,170

Stock-based compensation	345,499	4	158	-	-	-	162
Cumulative translation adjustment	-	-	-	-	173	-	173
Net income	-	-	-	1,718	-	-	1,718
							-
Balance at August 31, 2009	18,059,679	$181	$20,794	$1,671	$173	$(5,596)	$17,223

Stock-based compensation	749,841	7	554	-	-	-	561
Acquisition of SDI	175,000	2	(2)	-	-	-	-
Cumulative translation adjustment	-	-	-	-	16	-	16
Net income	-	-	-	(513)	-	-	(513)
							-
Balance at August 31, 2010	18,984,520	$190	$21,346	$1,158	$189	$(5,596)	$17,287

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Business

Emtec, Inc., a Delaware corporation (the “Company”), is an information technology (“IT”) systems integrator, providing consulting, application services and infrastructure services to public sector and commercial clients.  The Company’s client base is comprised of departments of the United States and Canada’s federal, state/provincial and local governments and schools and commercial businesses throughout the United States and Canada.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Emtec, Inc., a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly-owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), Emtec Global Services LLC (“EGSLLC”), EGSLLC’s wholly-owned subsidiaries Luceo, Inc. (“Luceo”), eBusiness Application Solutions, Inc. (“eBAS”), Aveeva, Inc. (“Aveeva”), Emtec Services Mauritius (“Emtec Mauritius”), and Emtec Mauritius’s subsidiary Emtec Software India Private Limited (“Emtec India”), formerly Aviance Software India Private Limited (“Aviance”), Emtec Infrastructure Services Corporation (“EIS-US”), and EIS-US’s wholly-owned subsidiaries Emtec Infrastructure Services Canada Corporation (“EIS-Canada”), which is referred to in this report as KOAN-IT, KOAN-IT (US) Corp. (“KOAN-IT (US)”) and Secure Data, Inc. (“SDI).  Significant intercompany account balances and transactions have been eliminated in consolidation.

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

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

The Company identifies the FASB Accounting Standards Codification “FASB ASC” or “ASC” as the authoritative source of GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, receivable valuations, impairment of goodwill and other long-lived assets and income taxes.  Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances.  The Company reviews these matters and reflects changes in estimates as deemed appropriate.  Actual results could differ materially from those estimates.

Concentration of Credit Risk

The Company typically maintains cash at major financial institutions.  At times throughout the year, bank account balances exceed FDIC insurance limits ($250,000 per account).

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, consist of the following (in thousands):

	For the Years Ended
	August 31, 2010		August 31, 2009
Departments of the U.S. Government	$104,598	46.6%	$85,044	38.0%
Canadian Government Agencies	2,509	1.0%	771	0.3%
State and Local Governments	4,105	1.8%	7,333	3.3%
Commercial Companies	51,491	23.0%	65,595	29.3%
Education and other	61,899	27.6%	65,100	29.1%
Total Revenues	$224,602	100.0%	$223,843	100.0%

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

Major Customers

Sales to one school district accounted for approximately $41.2 million or 18.4% of the Company’s total revenues for the twelve months ended August 31, 2010. The same customer accounted for approximately $44.3 million or 19.8%, of the Company’s total revenue for the twelve months ended August 31, 2009.  Trade receivables due from the school district accounted for approximately 18.2% of the Company’s trade receivables as of August 31, 2010. The same client accounted for approximately 14.4% of the Company’s trade receivables as of August 31, 2009.

Fair Value of Financial Instruments

In accordance with FASB ASC 820, Fair Value Measurements and Disclosures, the carrying amounts of trade receivables, other receivables, accounts payable, accrued expenses and client deposits approximate fair value because of their short-term nature.  The carrying amount of the Credit Facility and the carrying value of other long-term debt approximate its fair value due to the proximity of its maturity date.

Business Combinations

The Company follows applicable sections of ASC 805, Business Combinations, that address accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. These applicable sections address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.

Revenue Recognition

The Company recognizes revenue from the sales of products when risk of loss and title passes, which is upon client acceptance.

Product revenue represents sales of computer hardware and pre-packaged software.  These arrangements often include software installations, configurations and imaging, along with delivery and set-up of hardware.  We follow the criteria contained in FASB ASC 605-25, Revenue Recognition, Multiple-Element Arrangement, in recognizing revenue associated with these transactions.  We perform software installations, configurations and imaging services at our locations prior to the delivery of the product.  Some client arrangements include “set-up” services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at client workstations by plugging in all necessary connections.  This service is usually performed the same day as delivery.  Revenue is recognized on the date of acceptance, except as follows:

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

▪
There are occasions when a client requests a transaction on a “bill and hold” basis.  We follow the FASB ASC 605-25 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of FASB ASC 605-25 are met. We do not modify our normal billing and credit terms for these clients. The client is invoiced at the date of revenue recognition when all of the criteria have been met. As of August 31, 2010 and 2009, we did not have any bill and hold transactions.

We have experienced minimal client returns.  Since some eligible products must be returned to us within 30 days from the date of the invoice, we reduce the product revenue and cost of goods in each accounting period based on the actual returns that occurred in the next 30 days after the close of the accounting period.

Revenue from the sale of warranties and support service contracts is recognized on a straight-line basis over the term of the contract, in accordance with FASB ASC 605-20, Revenue Recognition, Services.

The Company recognizes revenue from sale arrangements that contain both procurement revenue and services and consulting revenue in accordance with FASB ASC 605-25 based on the relative fair value of the individual components.  The relative fair value of individual components is based on historical sales of the components sold separately.

Revenues from the sale of third party manufacturer warranties and manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the client are recognized immediately on their contract sale date.  Manufacturer support service contracts contain cancellation privileges that allow our clients to terminate a contract with 90 days’ written notice.  In this event, the client is entitled to a pro-rated refund based on the remaining term of the contract, and the Company would owe the manufacturer a pro-rated refund of the cost of the contract.  However, the Company has experienced no client cancellations of any significance during our most recent 3-year history and do not expect cancellations of any significance in the future.  As the Company is not obligated to perform these services, the Company determined it is more appropriate to recognize the net amount of the revenue and related payments as net revenue at the time of sale, pursuant to the guidelines of FASB ASC 605-45, Revenue Recognition, Principal Agent Considerations.  The Company recorded approximately $3.2 million and $4.0 million in net revenues for these contracts in the years ended August 31, 2010 and 2009, respectively.

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

Rebates

Rebates received on purchased products are recorded in the accompanying consolidated statements of operations as a reduction of the cost of revenues, in accordance with FASB ASC 605-50, Revenue Recognition, Customer Payments and Incentives.  At August 31, 2010 and 2009, approximately $1.7 million and $2.0 million, respectively, of rebates receivable were recorded in "Receivable-other" in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of average cost or market.  Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, which generally are two to five years.  Maintenance and repair costs are charged to expense as incurred.  The cost and accumulated depreciation relating to property and equipment retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are credited or charged to income.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  The changes in the carrying amount of goodwill for the year ended August 31, 2010 and 2009 by reportable segments are as follows (in thousands):

	EIS	EGS	Total
Balance at August 31, 2008	$8,979	$1,719	$10,698
Goodwill acquired during the year	821	-	821
Foreign currency translation effect of Canadian goodwill	44	-	44
Increase in goodwill arising from FIN 48 adjustment to eBAS/Aveeva purchase accounting	-	23	23
Reduction in goodwill arising from settlement of tax uncertainties associated with April 16, 2004 merger	(162)	-	(162)
Balance at August 31, 2009	9,682	1,742	11,424

Foreign currency translation effect of Canadian and India goodwill	23	5	28
Increase in goodwill arising due to Luceo and Koan-IT acquisition related earnout payments	316	290	606
Goodwill acquired during the year	1,664	257	1,921
Balance at August 31, 2010	$11,685	$2,294	$13,979

In accordance with Accounting Standard Codification (“ASC”) 350 “Intangibles- Goodwill and Other,” goodwill is not amortized but tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is tested for impairment at one level below an operating segment (also known as a component) in accordance with the guidance of FASB ASC Topic 350. These reporting units are comprised of Systems Division, KOAN-IT, Luceo, eBAS/Aveeva, SARK and SDI.  The Company has set an annual impairment testing date of June 1.

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

The following table presents a summary of the Company’s goodwill by reporting unit at August 31, 2010, as well as critical assumptions used in the valuation of the reporting units at June 1, 2010, the Company’s annual testing date:

	Goodwill
Reporting Unit	$	% of total	Discount Rate	Terminal Growth Rate	Years of Cash Flow before Terminal Value	% By Which Reporting Unit Fair Value Exceeds its Carrying Value*
Systems Division	$8,818	63.1%	14.5%	4.0%	5	33.0%
Luceo	1,961	14.0%	16.3%	4.0%	5	3562.0%
eBAS/Aveeva	70	0.5%	15.7%	4.0%	5	3.0%
KOAN-IT	1,204	8.6%	16.5%	4.0%	5	4597.0%
SARK**	262	1.9%	n/a	n/a	n/a	n/a
SDI***	1,664	11.9%	n/a	n/a	n/a	n/a
Total	$13,979	100.0%

* As of June 1, 2010
** Acquired April 1, 2010
*** Acquired June 4, 2010

The Company determined the fair value of its Systems Division reporting unit using an equally weighted combination of the discounted cash flow and guideline company valuation approaches.  For Luceo, eBAS/Aveeva and KOAN-IT, fair value was determined using the discounted cash flow valuation approach, as in the Company’s opinion, this method currently results in the most accurate calculation of fair value for these reporting units.    The rationale for relying solely on one valuation approach for these reporting units was that these reporting units were all acquired by the Company within the last three years (as of August 31, 2010) and have relatively brief operating histories from which to base a comparison to publicly traded companies under the guideline company valuation approach.  For SARK and SDI, the Company did not test impairment as the acquisition dates for these reporting units were close to the Company’s annual testing date of June 1, 2010.

Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, discount rates, weighted average costs of capital and views on future market conditions, among others. We believe that the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. As part of this analysis, the Company engaged an external valuation firm to review and validate the Company’s impairment analysis to value its goodwill.  Management has reviewed the reports prepared by the external valuation firm for each reporting unit and agrees with the conclusions therein.

Under the guideline company approach, the Company determined the estimated fair value of its Systems Division by comparison to prices paid for similar companies. The search for guideline companies began with examination of reporting public companies, which were in similar businesses as the Systems Division. From this list, we identified companies that were similar to the Systems Division business characteristics with regard to product offerings, services performed, growth rates, profitability and size in terms of assets held and volume of sales.   This approach to value is based on the premise that prices paid for the stock of one company can provide an indication of what a willing buyer would pay for the stock of another company sharing similar characteristics.  More specifically, this approach involves establishing relationships between the price for shares of similar public companies and certain benchmarks such as revenues, earnings, earnings before interest and taxes (“EBIT”) and EBITDA, net income or book value.  In valuing the Systems Division, the Company utilized the multiples of market value of capital (“MVC”) divided by revenue and MVC/EBITDA of the selected guideline companies.  These multiples were applied to the System Division’s operating results for the twelve months ended May 31, 2010 in order to derive a fair value under the guideline company approach.

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

While the Company has determined the estimated fair values of its reporting units to be appropriate based on the forecasted level of revenue growth, net income and cash flows, in the current market environment it is a reasonable possibility that one of our reporting units may become impaired in future periods as there can be no assurance that the Company’s estimates and assumptions made for purposes of its goodwill impairment testing as of June 1, 2010 will prove to be accurate predictions of the future. Our use of the term "reasonable possibility" refers to a potential occurrence that is more than remote, but less than probable in the Company’s judgment. If the Company’s assumptions, including forecasted revenue growth rates are not achieved, the Company may be required to record goodwill impairment charges in future periods.  Potential events and/or changes in circumstances that could reasonably be expected to negatively impact the key assumptions and affect the recovery of our goodwill include:

●
The Company’s revenues are derived from a few major clients, the loss of any of which could cause its results of operations to be adversely affected. A large portion of the Company’s revenues are drawn from various civilian and military U.S. governmental departments and agencies and local school districts. The following factors could have a material negative impact on the Company’s business:

o	seasonality of federal government and education related business makes future financial results less predictable; and

o
because of its dependence on governments and local school districts demand for IT products, a material decline in overall sales to the government as a whole, or to a certain key agency thereof, and/or the education sector could have a material adverse effect on its results of operations.

●
The Company’s success in increasing the portion of its revenues derived from IT services and consulting.  If the Company is unsuccessful, it future results may be adversely affected. The Company’s transition from an emphasis on IT product sales to an emphasis on providing IT services and consulting has placed significant demands on its managerial, administrative and operational resources.  The Company’s ability to manage this transition effectively is dependent upon its ability to develop and improve operational, financial, and other internal systems, as well as its business development capabilities, and to attract, train, retain, motivate and manage our employees.  If the Company is unable to do so, its ability to effectively deliver and support its services may be adversely affected.

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

●
The Company’s revenues and expenses are unpredictable. A decrease in revenues or increase in expenses could materially adversely affect its operating results. The Company’s operating results have been, and will continue to be, impacted by changes in technical personnel billing and utilization rates.  Moreover, the Company expects that downward pricing pressure will persist due to the continued commoditization of computer products.  Further, there are numerous other factors, which are not within the Company’s control that can contribute to fluctuations in our operating results, including the following:

o	patterns of capital spending by clients

o	the timing, size, and mix of product and service orders and deliveries;

o	the timing and size of new projects, including projects for new clients; and

o	changes in trends affecting the outsourcing of IT services.

At August 31, 2010, Emtec's market capitalization was greater than its total stockholders' equity. However, the Company’s stock does not trade frequently and thus management believes the inherent value of the Company is not and has not been accurately reflected by the current or historical stock market valuation of the Company.  Accordingly, the Company continues to believe that the income and market-based approaches are the most appropriate valuation methods.

In accordance with ASC 350, the Company performed its annual impairment testing as of June 1, 2010 with the assistance of an external valuation firm. Based on the its annual impairment testing, the Company does not currently believe that there is an indication of goodwill impairment at August 31, 2010.  However, if current market conditions change and the Company’s estimated value(s) under the income and/or market-based approaches is/are affected, then it is possible that the Company could have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

At August 31, 2010 and 2009, the components of identifiable intangible assets are as follows (in thousands):

	August 31, 2010	August 31, 2009
Customer relationships	$15,768	$14,098
Noncompete agreements	449	398
Software technology	14	-
Trademarks	169	169
Trade names	203	-
Foreign currency translation adjustment	52	-
	16,655	14,665
Accumulated amortization	(5,128)	(3,430)
Foreign currency translation adjustment	(5)	-
Balance, ending	$11,522	$11,235

Customer relationships represent the fair value ascribed to customer relationships purchased in 2005, the acquisitions of Luceo and eBAS/Aveeva in fiscal 2008, the acquisition of KOAN-IT in fiscal 2009 and the acquisition of SDI in June 2010. The amounts ascribed to customer relationships are being amortized on a straight-line basis over 5-15 years.

Noncompete agreements represent the value ascribed to covenants not to compete in employment and acquisition agreements with certain members of Luceo, eBAS/Aveeva, KOAN-IT and SDI’s management entered into at the time of the respective acquisitions.  The amounts ascribed to noncompete agreements are being amortized on a straight-line basis over 3-5 years.

Software technology represents the value ascribed to software developed by SARK, which was acquired in fiscal 2010.  The amounts ascribed to software technology are being amortized on a straight-line basis over 3 years.

Trademarks represent the value ascribed to trademarks owned by KOAN-IT.  The amount ascribed to trademarks is being amortized on a straight-line basis over 5 years.

Trade names represent the value ascribed to trade name owned by SDI.  The amount ascribed to trade name is being amortized on a straight-line basis over 5 years.

Amortization expense related to intangible assets was $1.7 million and $1.5 million for the year ended August 31, 2010 and 2009, respectively.  We currently expect future amortization to be as follows (in thousands):

Years ending August 31,
2011	$1,884
2012	$1,884
2013	$1,836
2014	$1,187
2015	$1,056

Long-lived assets, including customer relationships and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with FASB ASC 350 “Intangibles- Goodwill and Other” and FASB ASC 360 “Property, Plant and Equipment.”  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.  No impairment of long-lived assets occurred for the fiscal years ended August 31, 2010 and 2009.

Advertising

Advertising costs are expensed as incurred.  Advertising expense was $1.0 million and $1.1 million for the years ended August 31, 2010 and 2009, respectively. Advertising expense is included in selling, general and administrative expenses in the consolidated statements of operations.  We receive marketing development funds from various manufacturers, which are also included as a reduction in selling, general and administrative expense.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes.  The Company files a federal consolidated tax return that includes all U.S. entities.  The Company also files several combined/consolidated state tax returns and several separate state tax returns.  Deferred taxes are provided based upon a review of the tax basis of assets and liabilities, whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are recognized for tax loss carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred taxes result from timing differences primarily relating to bad debts, inventory reserves, deferred revenue, fixed asset depreciation, compensation expenses and intangible asset amortization.

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

Reconciliation of Liabilities for Unrecognized Tax Benefits for the years ended August 31, 2010 and 2009 (in thousands) are as follows:

Balance at September 1, 2009 and 2008	$202	$693

Unrecognized tax positions of prior periods:
Increase	-	-
Decrease	-	-

Unrecognized tax positions of current year:
Increase	10	56
Decrease	-	-

Decrease in Unrecognized tax benefits due to settlements	-	(547)

Decrease in Unrecognized tax benefits due to lapse of
statute of limitations	-	-

Balance at August 31, 2010 and 2009	$212	$202

	For the Years Ended August 31,
	2010	2009

Total amount of unrecognized tax benefits that, if recognized,
would affect the effective tax rate	$96	$90

Accrued interest and penalties for unrecognized tax benefits	$100	$78

Interest and penalties classified as income tax expense (benefit)	$22	$(25)

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

The Company’s comprehensive income is presented in the following table (in thousands):

	Years Ended August 31,
	2010	2009
Net Income (loss)	$(513)	$1,718
Cumulative translation adjustment, net of taxes	16	173
Total comprehensive income (loss)	$(497)	$1,891

Earnings per Share

Basic earnings per share amounts are computed by dividing net income available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as of the end of the period. Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 315,314 and 215,986 shares for the years ended August 31, 2010 and 2009, respectively. Diluted shares for the year ended August 31, 2010 were not included in the calculation of diluted net loss per share because the effect of the inclusion would be anti-dilutive. In addition, outstanding warrants to purchase 1,401,733 and 1,688,354 common shares as of August 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Stock-Based Employee Compensation

The Company has a stock-based employee compensation plan which is more fully described in Note 11 – Stock-Based Compensation and Note 12 - Warrants.  The Company follows FASB ASC 718 – 10 (formerly SFAS No. 123(R), Share-Based Payments”) to account for stock options.  ASC 718 - 10 requires that the Company record compensation expense equal to the fair value of all equity-based compensation over the vesting period of each award.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.

Common Stock with Put Options

FASB ASC 480, Distinguishing Liabilities from Equity, establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity.  Financial instruments that are within the scope of ASC 480 must be classified as liabilities because that obligation embodies an obligation of the issuer.

Financial instruments within the scope of ASC 480 must represent an obligation on the part of the issuer.  An obligation is a conditional or unconditional duty or responsibility to transfer assets or to issue equity shares.  Some financial instruments represent a conditional obligation on the part of the issuer.  That is, the issuer is not obligated to perform under the financial instrument unless and until a specified condition has been satisfied.  A financial instrument that represents a conditional obligation to transfer assets or issue equity shares may be within the scope of ASC 480.

Also, to be within the scope of ASC 480, a financial instrument is required to be freestanding. A freestanding financial instrument is a financial instrument that is entered into (1) separately and apart from any of the entity’s other financial instruments or equity transactions, or (2) in conjunction with some other transaction and is legally detachable and separately exercisable.

Recently Issued Accounting Standards

Determination of the Useful Life of Intangible Assets

In April 2008, FASB ASC 350-30 Intangible, Goodwill and Other amended the factors to be considered in assumptions used to determine the useful lives of recognized intangible assets recognized. The new guidance applies to intangible assets with contractual lives that are acquired individually or with a group of assets as well as those assets acquired in a business combination. The new guidance is effective for fiscal years beginning after December 15, 2008 and subsequent interim periods. We adopted the statement on September 1, 2009 which is the beginning of our 2010 fiscal year. The adoption of ASC 350-30 has not had a significant impact on our consolidated financial position or results of operations.

Warrants

Effective as of September 1, 2009, the Company adopted FASB ASC 815, Derivatives and Hedging, relating to the recording and disclosure of warrants. This guidance applies to freestanding contracts that are indexed to, and potentially in, an entity's own stock. The Company calculates and records the fair value of the liability associated with warrants using an acceptable valuation model (Black-Scholes model) at each reporting period.  In connection with the issuance of warrants and compliance with FASB ASC 815, the Company recorded a liability on August 2, 2010 of $916,000. At August 31, 2010, the net liability and net expense of $910,000 is recorded on the Balance Sheet and Consolidated Statement of Operations.

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

Accounts Receivable

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this guidance may expand the existing disclosure requirements, which the Company is currently evaluating.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) Multiple Deliverable Revenue Arrangements, which amends ASC 605, Revenue Recognition, to permit companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

3. Acquisitions

SARK Infotech Private Limited

On April 1, 2010, Emtec India acquired certain selected assets of SARK. The purchase price consisted of approximately $300,000 cash at closing.  The Company accounted for the acquisition under the purchase method, whereby, amounts were assigned to assets acquired based on their fair values on the date of the acquisition.  The excess purchase price over fair value of assets acquired was recognized as goodwill.

Unaudited pro forma condensed results of operations are not included in this report because the effect of the acquisition is not material.

Secure Data, Inc.

On June 4, 2010, Emtec Federal, a wholly-owned subsidiary of the Company, acquired all of the outstanding shares of SDI for an aggregate purchase price of approximately $2.9 million in cash and equity plus future earnout payments of $676,000.  The equity included in the consideration above consisted of the fair value of the “puttable” restricted common stock as of June 4, 2010.  The “puttable” feature embedded in the restricted common stock allows each former shareholders of SDI a one-time election to put back all of their restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  Management calculated the fair value using a Black-Scholes valuation model which included “put” input capability, the quoted market price on the date of grant, a term of three years, interest-free rate at 1.17% and an exercise price of $4.00 per share.  In accordance with SEC Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks, the “puttable” stock is subjected to equity accounting and is classified on the Company’s balance sheet as temporary equity.

In addition, the Company may be required to pay additional variable cash and stock consideration each year for the next three years on the anniversary of closing that is contingent upon the achievement of certain performance milestones. The fair value of the contingent consideration arrangement at the acquisition date was $676,000. We estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market. As of August 31, 2010, there were no significant changes in the range of outcomes for the contingent consideration.

The Company applied FASB ASC 805, Business Combinations, whereby, amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of SDI’s net assets on June 4, 2009 were $1.3 million, which resulted in an excess purchase price over fair value of net assets acquired of $1.7 million which was recognized as goodwill.

The allocation of purchase price by significant component is as follows (in thousands):

Cash	$349
Trade receivables, net	356
Prepaid expenses and other current assets	29
Due from former shareholders	365
Plant and equipment	436
Customer relationships	1,670
Trade name	203
Noncompete asset	50
Accounts payable	(116)
Accrued expenses	(298)
Income taxes payable	(281)
Deferred tax liabilities	(814)
Earnout liabilities	(676)
Fair value of net assets acquired	1,274
Purchase price	2,939
Excess purchase price	$1,664

The Company allocated $1.7 million to client relationships at the acquisition date that is being amortized on a straight-line method over a period of seven years.  The Company also allocated $50,000 to a noncompete asset that is being amortized on a straight-line method over a period of three years.  Trade name with an allocated value at the acquisition date of $203,000 is deemed to have a useful life of five years.

Enterprise Management Solutions, Inc.

On May 12, 2009, KOAN-IT (US) acquired certain assets of EMS, a company under Chapter 11 bankruptcy protection in the Middle District of Florida.  The purchase price for the assets consisted of $150,000 cash at closing. Additionally, the Company capitalized professional fees of $108,000 that were associated with the acquisition of the assets of EMS.  The acquisition was funded through borrowings under the Credit Facility with the Lender.

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

KOAN-IT Corp.

On February 12, 2009, EIS Canada, EIS-US, KOAN-IT and the shareholders of KOAN-IT (the “Shareholders”) entered into a Share Purchase Agreement pursuant to which (i) EIS-Canada acquired all of the outstanding stock of KOAN-IT from the Shareholders and (ii) EIS- US acquired all of the outstanding stock of KOAN-IT (US), from KOAN-IT for an aggregate consideration of up to approximately $3.3 million.  The purchase price consisted of (i) cash at closing, (ii) unsecured subordinated promissory notes issued to each of the Shareholders and (iii) the potential right to receive additional cash consideration each year for the next three years on the anniversary of the closing, if certain performance goals are met.  In 2010, the Company paid the former shareholders of KOAN-IT approximately $316,000 for the achievement of certain performance goals by KOAN-IT for the first year following the closing.

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
Unaudited pro forma condensed results of operations are not included in this report because the effect of the acquisition is not material.

4. Trade Receivables and Allowance for Doubtful Accounts

At August 31, 2010 and 2009, trade receivables consisted of the following (in thousands):

	August 31,	August 31,
	2010	2009
Trade receivables	$36,628	$29,767
Allowance for doubtful accounts	(366)	(304)
Trade receivables, net	$36,262	$29,463

Trade receivables include $2.2 million and $1.5 million of unbilled revenue as of August 31, 2010 and 2009, respectively.

Sales to one of the school districts in Georgia accounted for approximately $41.2 million or 18.4% and $44.2 million or 19.8% of the Company’s total revenues for years ended August 31, 2010 and 2009, respectively.

Trade receivables due from school districts in Georgia and Florida and one of the departments of U.S. Government accounted for approximately 18.2%, 0.5% and 1.7%, respectively, of the Company’s trade receivables as of August 31, 2010. The same clients accounted for approximately 14.4%, 17.8% and 10.7%, respectively of the Company’s trade receivable as of August 31, 2009.

An analysis of the allowance for doubtful accounts for years ended August 31 is as follows (in thousands):

	2010	2009

Balance, beginning of year	$304	$391
Provision for doubtful accounts	255	371
Charge-offs	(193)	(458)
Recoveries	-	-

Balance, end of year	$366	$304

5.  Inventories

Inventories are stated at the lower of average cost or market. Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies. At August 31, 2010 and 2009, inventories consisted of the following (in thousands):

	August 31,	August 31,
	2010	2009
Hardware, software, accessories and parts	$1,759	$4,638
Inventory reserve	(244)	(228)
Net inventories	$1,515	$4,410

At August 31, 2010, net inventories decreased from August 31, 2009 primarily due to timing of various computer roll-out projects for various federal agencies.

6. Property and Equipment

At August 31, 2010 and 2009, property and equipment consisted of the following (in thousands):

			Estimated Life
	2010	2009	Years
Leasehold improvements	$831	$507	2 to 5
Computer equipment	2,905	2,128	3 to 5
Furniture and fixtures	362	212	3 to 5
Automobiles	133	119	3 to 5
Software	1,232	965	3
	5,463	3,931
Less accumulated depreciation	(3,252)	(2,541)
Property and Equipment, Net	$2,211	$1,390

Depreciation expense was $716,000 and $812,000 for the years ended August 31, 2010 and 2009, respectively.

7. Line of Credit

The Company, Emtec NJ, Emtec LLC, Emtec Federal, Emtec Global, Luceo, eBAS, and Aveeva (collectively, the “Borrower”), have a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender provides the Borrower with a revolving credit loan and floor plan loan (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender and 40% of all other unsold inventory. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility.

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

•
The First Amendment amended the Schedule to provide that the Borrower must pay the Lender a floorplan annual volume commitment fee if the aggregate amount of all floorplan loans does not equal or exceed $60.0 million in a 12-month period from December 1st through November 30th.  The floorplan commitment fee is equal to the amount that the floorplan usage during such 12-month period is less than $60.0 million multiplied by 1%.  If the Borrower terminates the Credit Facility during a 12-month period, the Borrower shall be required to pay the Lender a prorated portion of the annual volume commitment fee. For the periods from December 1, 2009 through August 31, 2010, and for the periods from December 1, 2008 and August 31, 2009, the Company’s floorplan volume was approximately $11.6 million and, $17.0 million, respectively. The Company accrued $334,000 and $280,000 in commitment fees as interest expense on the consolidated statements of operations for the year ended August 31, 2010 and 2009, respectively.

The Company had balances of $16.0 million and $9.0 million outstanding under the revolving portion of the Credit Facility, and balances of $3.4 million and $5.4 million (included in the Company’s accounts payable) outstanding plus $723,000 and $321,000 in open approvals under the floor plan portion of the Credit Facility at  August 31, 2010 and 2009, respectively. Net availability was $6.8 million and $11.9 million under the revolving portion of the Credit Facility, and additionally $5.0 million and $5.4 million was available under the floor plan portion of the Credit Facility as of August 31, 2010 and 2009, respectively.

As of August 31, 2010, the Company determined that it was in compliance with its financial covenants under the Credit Facility.

The Company is currently in the process of negotiating a two year renewal of its Credit Facility with the Lender, and anticipates the renewal will be completed prior to December 6, 2010, which is the expiration date of the existing Credit Facility.

8. Long-Term Debt

At August 31, 2010 and 2009, the Company’s long-term debt consisted of the following (in thousands):

	August 31,	August 31,
	2010	2009

5% subordinated note payable to DARR Global Holdings, Inc.	$-	$345
8% subordinated note payable to Mr. Siva Natarajan	-	410
6% subordinated note payable to Former Shareholders of KOAN-IT	-	458
Total debt	-	1,213
Less current portion	-	(1,213)
Long-term debt, net of current portion	$-	$-

9. Accrued Liabilities

At August 31, 2010 and 2009, accrued liabilities consisted of the following (in thousands):

	August 31, 2010	August 31, 2009
Accrued payroll	$4,156	$2,559
Accrued commissions	389	586
Accrued state sales taxes	84	74
Accrued third-party service fees	181	72
Other accrued expenses	3,217	3,432
	$8,027	$6,723

10. Income Taxes

Income tax expense for the years ended August 31, 2010 and 2009 consisted of the following (in thousands):

Income Tax Expense (Benefit):

Current expense:
Federal	$921	$763
State and other	222	508
Domestic-U.S.	1,143	1,271
Foreign	183	-
Total Current Expense	$1,326	$1,271

Deferred expense (benefit):
Federal	$(501)	$225
State and other	(136)	(204)
Domestic-U.S.	(637)	21
Foreign	(100)	(59)
Total Deferred (Benefit) Expense	$(737)	$(38)

Income Tax Expense	$589	$1,233

A reconciliation of the federal statutory provision to the provision for financial reporting purposes for the years ended August 31, 2010 and 2009 is as follows (in thousands):

	August 31, 2010	August 31, 2009
Statutory federal tax provision	$25	$1,004
State income taxes, net of federal	66	172
FIN 48 accrual/(settlements)- net	20	(40)
Stock compensation tax benefit (windfall)/shortfall	(18)	31
Prior year expense underaccrual/(overaccrual)	25	(42)
Warrant expense	309	-
Other permanent differences	162	108
Provision for income taxes	$589	$1,233

The tax effects of temporary differences that give rise to significant portions net of deferred tax assets and deferred tax liabilities at August 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Deferred tax assets:
Trade receivables	$129	$92
Inventories	221	200
Accrued liabilities	376	216
Deferred Revenue	156	156
Property and equipment	19	-
Notes Payable- Officers	-	129
Stock Option/Restricted Stock Plan	288	236
Loss Carryforwards & other	427	475
	$1,616	$1,504

Deferred tax liabilities:
Property and equipment	$(103)	$(63)
Customer Relationships	(3,178)	(3,098)
Goodwill	(89)	(20)
	$(3,370)	$(3,181)

Net Deferred tax (liability)	$(1,754)	$(1,677)

At August 31, 2010 and 2009, the net deferred tax asset (liability) is reflected as follows (in thousands):

	2010	2009

Deferred tax asset-current	$898	$680
Deferred tax asset- long term	411	459
Deferred tax liablility	(3,063)	(2,816)
Net deferred tax liabilites	$(1,754)	$(1,677)

Our subsidiary, Emtec Federal, has state tax loss carryforwards approximating $5.2 million that expire in varying amounts after the August 2014 fiscal year.  At August 31, 2010, noncurrent deferred tax assets attributable to Emtec Federal state tax loss carryforwards amounted to $270,000.

11. Stock-Based Compensation

Stock Options

An amendment to the Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the Company’s stockholders on February 2, 2009. The 2006 Plan authorizes the granting of stock options to directors and eligible employees. The amendment increased the aggregate number of shares of Common Stock available under the 2006 Plan from 1,400,000 shares to 2,543,207 shares eligible for issuance at prices not less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of stockholders owning more than 10% of the Company’s common stock). Options under the 2006 Plan have terms from 7 to 10 years.  Certain options vest immediately and others vest over a term up to 4 to 5 years.

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

A summary of stock options for the year ended August 31, 2010 is as follows:

For the Year Ended August 31, 2010	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value *
Options Outstanding -September 1, 2009	359,500	$1.15
Options Granted	75,833	$1.12
Options Exercised	-	-
Options Forfeited or Expired	(22,000)	$1.31
Options Outstanding - August 31, 2010			5.71 years	$46,885
	413,333	$1.13
Options Exercisable - August 31, 2010	339,083		5.84 years	46,885
		$1.13

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the year ended August 31, 2010.

There were 75,833 and 45,000 stock options issued during the years ended August 31, 2010 and 2009, respectively. The following assumptions were used to value stock options issued during each of the years August 31, 2010 and 2009:

	2010	2009

Weighted-Average Fair Value	$0.84	$0.45
Assumptions
Expected Volatility	87.86% - 88.07%	106% - 129%
Expected Term	5 - 6.5 years	5 years
Expected Forfeiture Rate	0%	0%
Dividend Yield	0%	0%
Risk-Free Interest Rate	2.01% - 2.09%	1.89% - 2.36%

Non-Vested Stock (Restricted Stock)

The following table summarizes the Company’s restricted stock activity during the year ended August 31, 2010:

For the Year Ended August 31, 2010	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2009	565,859	$0.72
Granted	749,841	$1.10
Vested	(444,784)	$0.71	$461,826	(a)
Forfeited	-	-
Nonvested - August 31, 2010	870,916	$1.06	$992,844	(b)

(a)
The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting,  which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of August  31,  2010 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the Over-the-Counter Bulletin Board on the date of grant over the vesting period on a straight-line basis.

Stock Options and Non-vested Stock

Stock-based compensation costs related to the 2006 Plan totaled $561,000 and $162,000 during the fiscal years ended 2010 and 2009, respectively.  As of August 31, 2010, the Company had $546,000 of unrecognized compensation cost related to the 2006 Plan.  The unrecognized compensation cost is expected to be recognized over a remaining period of 4 years.

12.  Warrants

On August 5, 2005, the Company issued certain stockholders stock warrants that evidence the obligation of the Company to issue a variable number of shares, in the aggregate, equal to 10% of the total issued and outstanding shares of the Company’s common stock, measured on a post-exercise basis, at any date during the 5-year term of the warrants, which ended on August 5, 2010.  The aggregate exercise price of these warrants was fixed at $3.7 million. The exercise price per warrant varied based upon the number of shares issuable under the warrants. The number of shares issuable under the warrants totaled 1,791,103 and 1,688,354 shares, with an exercise price of $2.06 and $2.19 per share, as of August 2, 2010 and August 31, 2009, respectively. The outstanding warrants were anti-dilutive for the year ended August 31, 2009 because the exercise price was greater than the average market price of the Company’s common shares. On August 2, 2010, the Company entered into a letter agreement with DARR Westwood LLC whereby its existing warrant to purchase 8% of the outstanding Common Stock on a fully diluted basis was exchanged for a warrant to purchase up to an aggregate of 1,401,733  shares of common stock of the Company at an exercise price of $2.11 per share.  The existing warrant was then immediately cancelled and the remainder of the previously outstanding stock warrants expired by their terms on August 5, 2010.

Effective as of September 1, 2009, the Company adopted FASB ASC 815, Derivatives and Hedging, relating to the recording and disclosure of warrants.  The guidance applies to freestanding contracts that are indexed to, and potentially in, an entity's own stock. The adoption of these standards related to the above mentioned warrants was not recorded in the financial statements because the Company determined that the impact was not material at the adoption date as of September 1, 2009 and subsequent reporting periods through expiration at August 5, 2010.

On August 2, 2010, the Company entered into a letter agreement (the “Letter Agreement”) with DARR Westwood LLC (the “Investor”), pursuant to which, among other things, (a) the Investor agreed (i) to certain transfer restrictions on shares of Common Stock owned by the Investor, which are described below, and (ii) to transfer to the Company for cancellation the existing warrant owned by the Investor to purchase 8% of the outstanding Common Stock on a fully diluted basis, and (b) the Company issued to the Investor a warrant (the “Warrant”) to purchase up to an aggregate of 1,401,733  shares of common stock, par value $.01 per share, of the Company (“Common Stock”) at an exercise price of $2.11 per share. The Investor’s sole member is Dinesh R. Desai, the Company’s Chairman, Chief Executive Officer and President.

Under the terms of the Letter Agreement, the Investor is prohibited during the specified restricted period from transferring or publicly announcing any intention to transfer, in either case without the unanimous approval of the disinterested members of the Company’s board of directors, (a) all or any portion of the Warrant or the Investor’s rights under the Warrant or (b) any shares of Common Stock currently or in the future owned by the Investor. However, this prohibition does not apply to any transfer of shares of Common Stock pursuant to which both (x) the transferee is an independent third party and (y) the price paid by the transferee is equal to or greater than $5.00 per share in cash. The restricted period specified in the Letter Agreement commenced on August 2, 2010 and terminates on the earlier to occur of (a) August 2, 2015 or (b) the date on which both (i) the average of the daily volume weighted average price per share of Common Stock over the immediately preceding 45 trading days that at least one share of Common Stock was traded is $5.00 or more, and (ii) the average daily trading volume of shares of Common Stock over the 45 consecutive trading days (regardless of whether any shares of Common Stock were traded on any such trading day) immediately preceding such date is 10,000 or more.

The Letter Agreement also requires that if the Company causes its Common Stock to become listed on a national securities exchange, the Company will also list and maintain the listing of the shares of Common Stock underlying the Warrant on such national securities exchange. In addition, subject to certain conditions, the Company is required under the Letter Agreement to provide prior notice to the Investor if, at any time before the Warrant has been exercised in full, the Company effects certain specified corporate actions, including selecting a record date for dividends or distributions or effecting a reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up involving the Company.

The Warrant entitles the Investor to purchase 1,401,733 shares of Common Stock at $2.11 per share and expires on August 2, 2015. The Warrant also contains provisions for cashless exercise and weighted average anti-dilution protection for subsequent issuances or deemed issuances of Common Stock by the Company for consideration per share less than the per share exercise price of the Warrant in effect immediately prior to such issuance or deemed issuance. In connection with this issuance of warrants and compliance with FASB ASC 815, Derivatives and Hedging, the Company recorded a liability on August 2, 2010 of $916,000. At August 31, 2010, the net liability and net expense of $910,000 is recorded on the balance sheet and consolidated statement of operation.

13. Retirement Plan

The Company maintains Employees’ 401(k) Investment Plans (the “Plans”), which are savings and investment plans intended to be qualified under Section 401 of the IRS. The Plans cover the majority of the employees of the Company.  The Company makes contributions to certain plans based on a participant’s contribution.  The Company’s 401(k) match expense totaled $203,000 and $167,000 for the years ended August 31, 2010 and 2009, respectively.  The expense is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations.

14. Related Party Transactions

The Company leases warehouse and office space from related parties.  The aggregate expense for these lease arrangements for the years ended August 31, 2010 and 2009 was $692,000 and $611,000, respectively.

Management believes the lease payments are at or below market rate for similar facilities for the leases noted above.

15. Commitments and Contingencies

The Company leases its operating facilities, certain sales offices and transportation equipment under non-cancelable operating lease agreements that expire on various dates through August 31, 2015.  Rent expense was $1.5 million and $1.4 million for the years ending August 31, 2010 and 2009, respectively, and is recorded in general and administrative expenses on the consolidated statements of operations.

The following are our contractual obligations associated with lease commitments. We lease warehouse and office facilities, vehicles and certain office equipment under non-cancelable operating leases. Future minimum lease payments under such leases are as follows (in thousands):

Years ending August 31,
2011	$1,709
2012	1,215
2013	1,169
2014	1,129
2015	489
Total	$5,711

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

In October 2010, the Company learned that it had been named as a defendant in a qui tam case alleging violations of the Trade Agreements Act.  This case, designated United States ex rel. Folliard v. Synnex Corporation et al., was filed under seal in the United States District Court for the District of Columbia.  Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation.  These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits.  The United States declined to intervene in the matter on May 27, 2010.  Nonetheless, the Company can provide no assurance that the government will not intervene in this case in the future or in any other qui tam suit against the Company in the future.   The Company expects to file a motion to dismiss the lawsuit.  At this time, the Company is unable to predict the timing and outcome of this matter.

16. Segment Information

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

Summarized financial information relating to the Company’s operating segments is as follows (in thousands):

	August 31 ,	August 31,
	2010	2009
Identifiable Assets:
EIS	$61,501	$51,586
EGS	12,771	13,687
Total Assets	$74,272	$65,273

	For the Years Ended August 31,
	2010	2009
Revenues
EIS	$194,474	$187,351
EGS	30,128	36,492
Total Revenue	$224,602	$223,843

Gross Profit
EIS	$30,585	$26,341
EGS	5,210	6,555
Gross Profit	$35,795	$32,896

Depreciation and amortization
EIS	$1,543	$1,445
EGS	862	875
Depreciation and amortization	$2,405	$2,320

Operating Income (loss)
EIS	$2,254	$3,701
EGS	(1,236)	381
Operating Income (loss)	$1,018	$4,082

Interest and Other Expense (Income)
EIS	$721	$766
EGS	221	365
Interest and Other Expense (Income)	$942	$1,131

Provision for Income Taxes
EIS	$1,033	$1,282
EGS	(444)	(49)
Provision for Income Taxes	$589	$1,233

Net Income (loss)
EIS	$500	$1,653
EGS	(1,013)	65
Net Income (loss)	$(513)	$1,718

Capital expenditures
EIS	$902	$926
EGS	193	85
Capital expenditures	$1,094	$1,011

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2010.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2010, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that:

▪	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

▪
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2010, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Management's assessment of and conclusion on the effectiveness of its internal control over financial reporting did not include the internal controls of SARK, which was acquired in April 2010, nor the internal controls of SDI which was acquired in June 2010. The acquisitions of SARK and SDI are included in the consolidated financial statements of Emtec, Inc. and represented total assets of $479,000 and $5.8 million, respectively, as of August 31, 2010.  In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with an acquisition, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year.

Pursuant to Regulation S-K Item 308(b), management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2010 has not been attested to by McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended August 31, 2010 as stated in their report which is included herein.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information appearing in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement for the 2011 annual meeting of stockholders (the “2011 Proxy Statement”) including information under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. The Company will file the 2011 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

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

Executive Officers of the Registrant

The following table sets forth certain information as to each of our executive officers:

Name	Age	Positions and Officers Presently Held
Dinesh R. Desai	61	Chairman of the Board, Chief Executive Officer and President
Gregory P. Chandler	43	Chief Financial Officer and President - Emtec Global Services
Sunil Misra	51	Chief Strategy & Delivery Officer
Brian Mandel	53	Executive Vice President - Sales
Ronald A. Seitz	63	Executive Vice President Client Services – Education
Stephen C. Donnelly	52	Executive Vice President - Business Planning and Analysis, Human Resources and Corporate Development
Sam Bhatt	43	Vice President of Finance and Secretary

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

Brian Mandel.  Since March 2010, Mr. Mandel has been Executive Vice President - Sales.  Prior to joining Emtec, Mr. Mandel was Executive Vice President of Public Sector for Keane, Inc, a systems integration and consulting company.  Prior to Keane, Mr. Mandel worked at Unisys Corporation where he served clients in the public sector in a variety of roles culminating with his position as Vice President and Managing Partner within Public Sector.  Over the entire duration of his 13 year tenure at Unisys, he held various positions within the consulting services business including program leadership, geographic leadership and operational leadership.  Mr. Mandel graduated from Temple University with a bachelor’s degree in Business Administration and received an MBA from Villanova University, both conferred with high honors.

Ronald A. Seitz.  Since August 2010, Mr. Seitz has been Executive Vice President Client Services – Education.  Between March 2006 and August 2010, Mr. Seitz had been President of Emtec Systems.  Between August 5, 2005 and March 2006, Mr. Seitz was President of Emtec – Southeast Operations.  Prior to August 5, 2005, he was our President and Chief Operating Officer since February 2003 and Executive Vice-President and a Director since January 17, 2001 and Executive Vice President of Emtec-NJ since March 1996.  Prior to March 1996, he was the Chief Operating Officer of Emtec-NJ. He has been a Director of Emtec-NJ since April 1995.  Mr. Seitz was the founder (in 1980) of Charleston, South Carolina-based Computer Source, Inc. (CSI).  CSI primarily provided microcomputer systems, network integration, and data communications to mid-size and Fortune 1000 corporations.  In April 1995, CSI merged with Landress Information Systems of Mt. Laurel, New Jersey to become Emtec-NJ. Prior to founding CSI, Mr. Seitz was employed for six years as an engineer with the U.S. government in Washington, DC.  He graduated from North Carolina State University with a Bachelor of Science degree and from George Washington University with an MBA in computer science.  Mr. Seitz also holds a DMD degree from the Dental School at the Medical University of South Carolina.

Stephen Donnelly.  Since May of 2009, Mr. Donnelly has been Executive Vice President - Business Planning and Analysis, Human Resources and Corporate Development. Prior to April 2009 and from August 2005, Mr. Donnelly served as the Company’s Chief Financial Officer. Prior to August 2005, Mr. Donnelly was the Chief Financial Officer of DARR Global Holdings, Inc. a management consulting firm. He has served as an officer for Westwood Computer Corporation since 2004. Prior positions include Manager and Managing Director for Acquisition Management Services, Inc., Director of Operations for a privately-held human resource and employee benefits software developer, and a Financial Manager for a healthcare organization. Mr. Donnelly began his career with the accounting firm of PriceWaterhouse. He is a Certified Public Accountant with a Bachelor’s degree in Accounting from Villanova University.

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

Item 11.  Executive Compensation

Information contained in the 2011 Proxy Statement, including information appearing under “Executive Compensation” in the 2011 Proxy Statement, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information contained in the 2011 Proxy Statement, including information appearing under “Stock Ownership” in the 2011 Proxy Statement, is incorporated herein by reference.

The following table sets forth the information regarding equity compensation plans, as of August 31, 2010.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,972,978	$1.13	570,229
Equity compensation plans not approved by security holders	--	--	--
Total	1,972,978	$1.13	570,229

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

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information contained in the 2011 Proxy Statement, including information appearing under “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2011 Proxy Statement, is incorporated herein by reference.

Item 14.  Principal Accountants Fees and Services

Information contained in the 2011 Proxy Statement, including information appearing under “Ratification of Independent Public Accountants” in the 2011 Proxy Statement, is incorporated herein by reference

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

2.2
Agreement and Plan of Merger, dated as of March 15, 2004, by and among DARR Westwood Technology Corporation, DARR Westwood Acquisition Corporation, the Shareholders of Westwood Computer Corporation Named, Westwood Computer Corporation, and Keith Grabel, as Shareholder’s Agent.(7)

2.3	Agreement and Plan of Merger, dated as of July 14, 2005, by and among the Registrant, Emtec Viasub LLC, and Darr Westwood Technology Corporation.(5)

2.4	Stock Purchase Agreement by and among Emtec Global Services, LLC, Luceo, Inc., and Siva Natarajan, dated March 20, 2008. (11)

2.5	Stock Purchase Agreement by and among Emtec Global Services, LLC, Aveeva, Inc., eBusiness Application Solutions, and Jessica Chopra, dated August 13, 2008. (13)

2.6	Exhibit A - Earnout to Stock Purchase Agreement by and among Emtec Global Services, LLC, Aveeva, Inc., eBusiness Application Solutions, and Jessica Chopra, dated August 13, 2008. (14)

2.7	Share Purchase Agreement, dated February 12, 2009, by and among 7119747 Canada Inc., Emtec Infrastructure Services Corporation, KOAN-IT Corp. and the Shareholders of KOAN-IT Corp. (16)

2.8	Stock Purchase Agreement, dated June 4, 2010, by and among Emtec Federal, Inc., Secure Data, Inc. and the stockholders of Secure Data Inc.

3.1	Certificate of Incorporation, as amended.(2)

3.2	Amended and Restated Bylaws.(23)

4.1	Certificate evidencing shares of common stock.(2)

10.1	Lease Agreement, dated April 21, 2003, between V-Sullyfield Properties II LLC and Westwood Computer Corporation, for Chantilly, Virginia facility.(7)

10.2	Lease Agreement, dated July 1, 2003, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility.(7)

10.3	Amendment to Lease Agreement, dated July 14, 2003, between V-Sullyfield Properties II LLC and Westwood Computer Corporation, for Chantilly, Virginia facility.(7)

10.4	First Amendment to Lease Agreement, dated April 16, 2004, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility.(7)

10.5	Lease Agreement, dated September 2, 2004, between Registrant and GS&T Properties, LLC, for Suwanee, Georgia facility.(4)

10.6	2006 Stock Based Incentive Compensation Plan (8)

10.7	Form of Guaranty issued by Registrant in favor of Four Kings Management LLC, Keith Grabel, Mary Margaret Grabel, and Darr Westwood LLC, dated September, 2005.(7)

10.8	Common Stock Purchase Warrant between Registrant and DARR Westwood LLC, dated August 5, 2005.(6)

10.9	Common Stock Purchase Warrant between Registrant and Margaret Grabel, dated August 5, 2005.(5)

10.10	Loan and Security Agreement, dated December 7, 2006, by and between De Lage Landen Financial Services, Inc., the Registrant and its subsidiaries.(8)

10.11	Schedule to Loan and Security Agreement, dated December 7, 2006, by and between De Lage Landen Financial Services, Inc., the Registrant and its subsidiaries.(8)

10.12	Subordinated Promissory Note dated February 5, 2007 issued by Westwood Computer Corporation in favor of DARR Global Holdings, Inc. (9)

10.13	Form of Guaranty issued by Emtec, Inc. in favor of Keith Grabel, Mary Margaret Grabel, and DARR Global Holdings, Inc. dated February 5, 2007. (9)

10.14	Employment Agreement, dated March 20, 2008, by and between Luceo, Inc. and Siva Natarajan. (10)

10.15	8% Unsecured Promissory Note in the amount of $820,000, dated March 20, 2008, issued by Emtec Global Services, LLC in favor of Siva Natarajan.(11)

10.16	Employment Agreement, dated August 13, 2008, by and between eBusiness Application Solutions, Inc. and Jessica Chopra. (12)

10.17	Lease Agreement, dated March 2006, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois. (13)

10.18	First Amendment to Lease Agreement, dated April 9, 2008, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois. (13)

10.19	Commercial Lease Agreement, dated July 1, 2007, between Aveeva, Inc. and Ajay Chopra for office space in Fremont, California.(13)

10.20	First Amendment to Commercial Lease Agreement, dated August 13, 2008, between Aveeva, Inc. and Ajay Chopra for office space in Fremont California. (13)

10.21	Commercial Lease Agreement, dated July 1, 2007, between eBusiness Application Solutions, Inc. and Ajay Chopra for office space in Fremont, California. (13)

10.22	First Amendment to Commercial Lease Agreement, dated August 13, 2008, between eBusiness Applications Solutions, Inc. and Ajay Chopra for office space in Fremont California. (13)

10.23	Emtec Global Services, LLC Incentive Bonus Plan, dated August 13, 2008, for employees of eBusiness Applications, Inc., Aveeva, Inc. and Aviance Software, Inc. (13)

10.24	First Lease Amendment, dated June 6, 2008, between Emtec, Inc. and GS&T Properties, LLC for office space in Suwanee, Georgia. (13)

10.25	Revocable License, dated February 20, 2008, between Emtec Federal, Inc. and A.M. Property Holding Corp. for office space in New York, New York. (13)

10.26	First Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement, dated December 5, 2008.(14)

10.27	Employment Agreement, dated February 25, 2009, between Emtec, Inc. and Ronald Seitz. (16)

10.28	Employment Agreement, dated April 30, 2009, between Emtec, Inc. and Gregory P. Chandler.(18)

10.29	Amendment to the 2006 Stock Based Incentive Compensation Plan, dated February 2, 2009. (19)

10.30	Employment Agreement, dated September 21, 2009, between Emtec, Inc. and Stephen C. Donnelly. (21)

10.31	Employment Agreement, dated November 6, 2009, between Emtec, Inc. and Sunil Misra.(21)

10.32	Offer to Lease, dated March 7, 2007, between KOAN-IT Corp. and Sanrock Holdings Inc. for office space in Ottawa, Canada.(19)

10.33	Lease Agreement, dated February 9, 2009, between Emtec, Inc. and Windsor at Interstate South LLC for office space in Jacksonville, Florida.(19)

10.34	Revocable License, dated March 26, 2009, between Emtec, Inc. and A.M. Property Holding Corp. for office space in New York, New York.(19)

10.35	Second Amendment to Lease Agreement, dated March 20, 2009, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois.(19)

10.36	Third Amendment to Lease Agreement, dated May 29, 2009, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois.(19)

10.37	Fourth Amendment to Lease Agreement, dated June 11, 2009, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois.(19)

10.38	Employment Agreement, dated December 1, 2009, between Emtec, Inc, and Samir Bhatt.(20)

10.39	Second Amendment to Lease, dated December 2, 2009, between Westwood Property Holdings LLC and Emtec Federal, Inc., for Springfield, New Jersey facility. (20)

10.40	Employment Agreement, dated March 1, 2010, between Emtec, Inc. and Brian E. Mandel.(21)

10.41	Second Lease Amendment, dated December 1, 2009, by and between GS&T Properties, LLC, Emtec, Inc. and Southprop, Inc. for office space in Suwanee, Georgia. (21)

10.42	Lease, dated March 9, 2010, between Radnor Center Associates and Emtec, Inc. for office space in Radnor, Pennsylvania. (21)

10.43	Employment Agreement, dated June 4, 2010, between Emtec Federal, Inc. and Ray Kelly.

10.44	Employment Agreement, dated June 4, 2010, between Emtec Federal, Inc. and Matt Swanson.

10.45	Employment Agreement, dated June 4, 2010, between Emtec Federal, Inc. and Aaron Broyles.

10.46	Employment Agreement, dated June 4, 2010, between Emtec Federal, Inc. and Lonnie McMinn.

10.47	Letter Agreement, dated August 2, 2010, between Emtec, Inc. and DARR Westwood LLC.(23)

10.48	Common Stock Purchase Warrant, dated August 2, 2010, issued by Emtec, Inc. to DARR Westwood LLC. (23)

10.49	First Amendment to Employment Agreement, dated August 19, 2010, between Emtec, Inc. and Ronald Seitz.(24)

10.50	Lease, dated August 20, 2010, between Brandywine Operating Partnership, L.P., Alliant Techsystems, Inc. and Emtec Federal, Inc. for office space in Herndon, Virginia.

10.51	Lease, dated June 4, 2006, between Corporate Centre II, L.L.C. and Secure Data, Inc., for office space in Fairview Heights, Illinois.

10.52	Lease, dated January 1, 2010, between KVD Enterprises, LLC and Secure Data, Inc. for office space in O’Fallon, Illinois.

10.53	Lease, dated March 1, 2010, between ABK, LLC and Secure Data, Inc. for office space in O’Fallon, Illinois.

99.1	Employment Agreement, dated February 12, 2009, between KOAN-IT Corp. and Peter Pranschke. (15)

99.2	Employment Agreement, dated February 12, 2009, between KOAN-IT Corp. and Kim Orava.(15)

99.3	Employment Agreement, dated February 12, 2009, between KOAN-IT Corp. and Tim Stratton.(15)

99.4	Employment Agreement, dated February 12, 2009, between KOAN-IT Corp. and Dominique Roberge.(15)

14.1	Code of Ethics.(19)

21.1	List of Subsidiaries.(17)

23.1	Consent of a Registered Public Accounting Firm

31.1	Certification of Dinesh R. Desai, Principal Executive Officer of Registrant, dated November 24, 2010. Rule 13a-14(a)/15 d-14(a).

31.2	Certification of Greg Chandler, Principal Financial Officer of Registrant, dated November 24, 2010. Rule 13a-14(a)/15 d-14(a).

32.1	Certificate of Dinesh R. Desai, Principal Executive Officer of Registrant, dated November 24, 2010. Section 1350.

32.2	Certificate of Greg Chandler, Principal Financial Officer of Registrant, dated November 24, 2010. Section 1350.

(1)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated January 17, 2001, filed on January 31, 2001, and incorporated herein by reference.

(2)	Previously filed as an exhibit to Registrant’s Registration Statement on Form 10, filed on May 21, 2001, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Registrant’s Form 10-K, dated March 31, 2005, filed on July 14, 2005, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated July 14, 2005, filed on July 20, 2005, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Tender Offer Statement on Form SC TO-I, filed September 7, 2005, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Form 10-K, dated August 31, 2005, filed on December 14, 2005, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 20, 2006, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 7, 2006, filed on December 13, 2006, and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q, dated February 28, 2007, filed on April 23, 2007 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Form 8-K, dated March 20, 2008, filed on March 26, 2008, and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Form 10-Q, dated May 31, 2008, filed on July 14, 2008 and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Form 8-K, dated August 13, 2008, filed August 19, 2008 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Form 10-K, dated August 31, 2008, filed December 1, 2008 and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Form 8-K, dated December 5, 2008, filed December 11, 2008 and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registrant’s Form 8-K, dated February 12, 2009, filed February 13, 2009 and incorporated herein by reference.

(16)	Previously filed as an exhibit to Registrant’s Form 8-K, dated February 25, 2009, filed March 3, 2009 and incorporated herein by reference.

(17)	Previously filed as an exhibit to Registrant’s Form 10-Q, dated February 28, 2009, filed April 14, 2009 and incorporated herein by reference.

(18)	Previously filed as an exhibit to Registrant’s Form 10-Q, dated May 31, 2009, filed July 15, 2009 and incorporated herein by reference.

(19)	Previously filed as an exhibit to Registrant’s Form 10-K, dated August 31, 2009, filed November 25, 2009 and incorporated herein by reference.

(20)	Previously filed as an exhibit to Registrant’s Proxy Statement on Schedule 14A, filed December 29, 2008 and incorporated herein by reference.

(21)	Previously filed as an exhibit to Registrant’s Form 10-Q, dated November 30, 2009, filed January 14, 2010 and incorporated herein by reference.

(22)	Previously filed as an exhibit to Registrant’s Form 10-Q, dated February 28, 2010, filed April 14, 2010 and incorporated herein by reference.

(23)	Previously filed as an exhibit to Registrant’s Form 10-Q, dated May 31, 2010, filed July 15, 2010 and incorporated herein by reference.

(24)	Previously filed as an exhibit to Registrant’s Form 8-K, dated August 2, 2010, filed August 6, 2010 and incorporated herein by reference.

(25)	Previously filed as an exhibit to Registrant’s Form 8-K, dated August 24, 2010, filed August 27, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMTEC, INC.

Dated: November 24, 2010	By:	/s/ Dinesh R. Desai
Dinesh R. Desai Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Dinesh R. Desai Dinesh R. Desai	Chairman, Chief Executive Officer and President (Principal Executive Officer)	November 24, 2010

/s/Gregory P. Chandler Gregory P. Chandler	Chief Financial Officer (Principal Financial Officer) and President of Emtec Global Services, Director	November 24, 2010

/s/Stephen C. Donnelly Stephen C. Donnelly	Executive Vice President	November 24, 2010

/s/Sam Bhatt Sam Bhatt	Chief Accounting Officer (Principal Accounting Officer)	November 24, 2010

/s/Brian McAdams Brian McAdams	Director	November 24, 2010

/s/Gregory L. Cowan Gregory L. Cowan	Director	November 24, 2010

/s/Robert Mannarino Robert Mannarino	Director	November 24, 2010