Form 10-Q
period 2010-11-30
EMTEC INC/NJ
filed 2011-01-14
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of January 7, 2010, there were outstanding 16,283,691 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share and Share Data)

	November 30, 2010
	(Unaudited)	August 31, 2010
Assets

Current Assets

Cash	$1,996	$2,372
Receivables:
Trade, less allowance for doubtful accounts	54,164	36,262
Other	1,988	2,019
Inventories, net	3,160	1,515
Prepaid expenses and other	2,674	2,977
Deferred tax asset - current	1,053	898

Total current assets	65,035	46,043

Property and equipment, net	2,297	2,211
Intangible assets, net	11,082	11,522
Goodwill	14,014	13,979
Deferred tax asset- long term	344	411
Other assets	100	106

Total assets	$92,872	$74,272

Liabilities, Put Options and Stockholders' Equity

Current Liabilities

Line of credit	$19,447	$16,023
Accounts payable	38,979	24,666
Warrant liability	936	910
Income taxes payable	765	341
Accrued liabilities	8,264	8,027
Due to former stockholders	6	6
Customer deposits	189	202
Deferred revenue	1,623	2,150

Total current liabilities	70,209	52,325

Deferred tax liability- long term	2,839	3,063
Earn-out liability-SDI	676	676
Accrued liabilities	183	183

Total liabilities	73,907	56,247

Commitments and contingencies (Note 11)

Put options in connection with SDI acquisition	738	738

Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized;
18,984,520 and 18,984,520 shares issued and 16,119,931 and 16,119,931,
outstanding at November 30, 2010 and August 31, 2010, respectively	190	190
Additional paid-in capital	21,492	21,346
Retained earnings	1,885	1,158
Accumulated other comprehensive income	256	189
	23,823	22,883
Less: treasury stock, at cost, 2,864,589 shares	(5,596)	(5,596)

Total stockholders' equity	18,227	17,287

Total liabilities, put options and stockholders' equity	$92,872	$74,272

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except per Share and Share Data)

	For the Three Months Ended November 30,
	2010	2009
Revenues

Procurement services	$60,180	$59,382
Service and consulting	16,689	14,195

Total Revenues	76,869	73,577

Cost of Sales

Cost of procurement services	54,179	53,173
Cost of service and consulting	12,143	9,860

Total Cost of Sales	66,322	63,033

Gross Profit

Procurement services	6,001	6,209
Service and consulting	4,546	4,335

Total Gross Profit	10,547	10,544

Operating expenses:

Selling, general, and administrative expenses	8,199	7,346
Stock-based compensation	145	86
Warrant expense	26	-
Depreciation and amortization	704	596
Total operating expenses	9,074	8,028

Operating income	1,473	2,516

Other expense (income):
Interest income – other	(3)	(11)
Interest expense	118	145
Other	16	(8)

Income before income taxes	1,342	2,390
Provision for income taxes	613	983
Net income	$729	$1,407

Net income per common share
Basic and Diluted	$0.05	$0.09

Weighted Average Shares Outstanding
Basic	15,380,668	14,914,912

Diluted	15,750,275	15,112,667

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	For the Three Months Ended November 30,
	2010	2009
Cash Flows From Operating Activities
Net income	$729	$1,407

Adjustments to Reconcile Net Income to Net
Cash Used In Operating Activities
Depreciation and amortization	222	188
Amortization related to intangible assets	483	408
Deferred income tax benefit	(301)	(338)
Stock-based compensation	145	86
Warrant expense	26	-

Changes In Operating Assets and Liabilities
Receivables	(17,826)	(11,735)
Inventories	(1,646)	(1,573)
Prepaid expenses and other assets	331	528
Accounts payable	14,289	8,210
Customer deposits	(13)	-
Income taxes payable	403	422
Accrued liabilities	179	(195)
Deferred revenue	(563)	(235)
Net Cash Used In Operating Activities	(3,542)	(2,827)

Cash Flows From Investing Activities
Purchases of property and equipment	(312)	(129)
Net Cash Used In Investing Activities	(312)	(129)

Cash Flows From Financing Activities
Net increase in line of credit	3,423	5,874
Repayment of debt	-	(497)
Net Cash Provided From Financing Activities	3,423	5,377

Effect of rate changes on cash	55	53

Net Increase (decrease) in Cash	(376)	2,473
Beginning Cash	2,372	1,713

Ending Cash	$1,996	$4,186
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$316	$857
Interest	$165	$132

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements.  Quarterly results are not necessarily indicative of results for the full year. For further information, refer to the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

2.  General

Description of Business

Emtec, Inc., a Delaware corporation (the “Company”), is an information technology (“IT”)  services provider delivering consulting, application services and infrastructure services to public sector and commercial clients.  The Company’s client base is comprised of departments of the United States and Canada’s federal, state/provincial and local governments, schools and commercial businesses throughout the United States and Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Emtec, Inc., a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly-owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), Emtec Global Services LLC (“EGSLLC”), EGSLLC’s wholly-owned subsidiaries Luceo, Inc. (“Luceo”), eBusiness Application Solutions, Inc. (“eBAS”), Aveeva, Inc. (“Aveeva”), Emtec Services Mauritius (“Emtec Mauritius”), and Emtec Mauritius’s subsidiary Emtec Software India Private Limited (“Emtec India”), formerly Aviance Software India Private Limited, Emtec Infrastructure Services Corporation (“EIS-US”), and EIS-US’s wholly-owned subsidiaries Emtec Infrastructure Services Canada Corporation (“EIS-Canada”), which is referred to in this report as KOAN-IT, KOAN-IT (US) Corp. (“KOAN-IT (US)”) and Secure Data, Inc. (“SDI) a subsidiary of Emtec Federal.  Significant intercompany account balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company divides its operating activity into two operating segments for reporting purposes: Emtec Infrastructure Services Division (“EIS”) and Emtec Global Services Division (“EGS”).  EIS includes Emtec NJ, Emtec LLC, Emtec Federal, the Federal application services business from the Company’s recent SDI acquisition and the business service management solutions offered by the Information Technology Service Management (“ITSM”) practice. Because of our continued cross-selling of applications services into our EIS client base, in 2010, we redefined the services offered by our EGS segment as training and staffing business for enterprise applicatons services.  This was traditionally the business of EGS however any new consulting service projects or applications services projects will and have been reported under our EIS segment.  As such, we are considering renaming these segments

Reclassifications

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

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  The changes in the carrying amount of goodwill for the three months ended November 30, 2010 by reportable segments are as follows (in thousands):

	EIS	EGS	Total
Balance at August 31, 2010	$11,685	$2,294	$13,979
Foreign currency translation effect of Canadian and Indian goodwill	30	5	35
Balance at November 30, 2010	$11,715	$2,299	$14,014

In accordance with Accounting Standard Codification (“ASC”) 350 Intangibles- Goodwill and Other, goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is tested for impairment at one level below an operating segment (also known as a reporting unit) in accordance with the guidance of ASC Topic 350. These reporting units are comprised of Systems Division, KOAN-IT, Luceo, eBAS/Aveeva, SARK and SDI.  The Company has set an annual impairment testing date of June 1.

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

At November 30, 2010, Emtec's market capitalization was greater than its total stockholders' equity. However, the Company’s stock does not trade frequently and thus management believes the inherent value of the Company is not and has not been accurately reflected by the current or historical stock market valuation of the Company.  Accordingly, the Company continues to believe that the income and market-based approaches are the most appropriate valuation methods.

In accordance with ASC 350, the Company performed its annual impairment testing as of June 1, 2010.  Based on its annual impairment testing at June 1, 2010 and continued monitoring of market conditions and the operating performance of its reporting units, the Company does not currently believe that there is an indication of goodwill impairment at November 30, 2010.  However, if current market conditions change and the Company’s estimated value(s) under the income and/or market-based approaches is/are affected, then it is possible that the Company could have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

At November 30, 2010 and August 31, 2010, the components of identifiable intangible assets are as follows (in thousands):

	November 30, 2010	August 31, 2010
Customer relationships	$15,769	$15,768
Noncompete agreements	449	449
Software technology	14	14
Trademarks	169	169
Trade names	203	203
Foreign currency translation adjustment	99	52
	16,703	16,655
Accumulated amortization	(5,611)	(5,128)
Foreign currency translation adjustment	(10)	(5)
Balance, ending	$11,082	$11,522

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

Software technology represents the value ascribed to software developed by SARK that was acquired in fiscal 2010.  The amount ascribed to software technology is being amortized on a straight-line basis over 3 years.

Trademarks represent the value ascribed to trademarks owned by KOAN-IT.  The amount ascribed to trademarks is being amortized on a straight-line basis over 5 years.

Trade names represent the value ascribed to trade name owned by SDI.  The amount ascribed to trade name is being amortized on a straight-line basis over 5 years.

Amortization expense related to intangible assets was $483,000 and $408,000 for the three months ended November 30, 2010 and 2009, respectively.  We currently expect future amortization to be as follows (in thousands):

Years ending August 31,
2011	$1,884
2012	$1,884
2013	$1,836
2014	$1,187
2015	$1,056

Long-lived assets, including customer relationships, noncompete agreements, software technology, trademarks and trade names as well as  property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with FASB ASC 350 Intangibles- Goodwill and Other and ASC 360 Property, Plant and Equipment.  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.  No impairment of long-lived assets occurred during the three months ended November 30, 2010 or 2009.

Foreign Currency Translation and Other Comprehensive Income

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars for consolidation and reporting purposes.  The functional currency for the Company’s foreign operations is the local currency.  Current rates of exchange are used to translate assets and liabilities.  Adjustments to translate those statements into U.S. dollars are recorded in accumulated other comprehensive income.

The Company’s comprehensive income is presented in the following table:

	For the Three Months Ended November 30,
	2010	2009
Net Income	$729	$1,407
Cumulative translation adjustment, net of taxes	67	45
Total comprehensive income	$796	$1,452

Earnings Per Share

Basic earnings per share amounts are computed by dividing net income available to common stockholders (the numerator) by the weighted average shares outstanding during the period (the denominator).  Shares issued during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as of the end of the period. Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 369,607 and 197,755 at November 30, 2010 and 2009, respectively. Outstanding warrants to purchase 1,401,733 and 1,700,566 common shares at November 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Income Taxes

The Company conducts business nationally and to a lesser extent in Canada and India.  With respect to its U.S. operations, the Company files income tax returns in the U.S federal jurisdiction and various state and local jurisdictions.  The Company accounts for income taxes in accordance with ASC 740 Income Taxes.  The Company files a federal consolidated income tax return that includes all U.S. entities.  The Company also files several combined/consolidated state income tax returns and several separate state income tax returns.  Deferred taxes are provided based upon a review of the tax bases of assets and liabilities, whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are recognized for tax loss carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred taxes result from timing differences primarily relating to bad debts, inventory reserves, deferred revenue, fixed asset depreciation, compensation expenses and intangible amortization.

With a few exceptions, the Company is no longer subject to federal, state or local income tax examinations for tax returns filed for fiscal years 2006 and prior.

Reconciliation of Liabilities for Unrecognized Tax Benefits for the three months ended November 30, 2010 and 2009 (in thousands) are as follows:

Balance at September 1, 2010 and 2009	$212	$202

Unrecognized tax positions of prior periods:
Increase	-	-
Decrease	-	-

Unrecognized tax positions for the three months:
Increase	2	6
Decrease	-	-

Decrease in Unrecognized tax benefits due to settlements	-

Decrease in Unrecognized tax benefits due to lapse of
statute of limitations	-	-

Balance at November 30, 2010 and 2009	$214	$208

	For the Three Months Ended November 30,
	2010	2009

Total amount of unrecognized tax benefits that, if recognized,
would affect the effective tax rate	$98	$94

Accrued interest and penalties for unrecognized tax benefits	$105	$83

Interest and penalties classified as income tax expense	$6	$5

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

Secure Data, Inc.

On June 4, 2010, Emtec Federal, a wholly-owned subsidiary of the Company, acquired all of the outstanding shares of SDI for cash and equity.  The equity included in the consideration above consisted of the fair value of the “puttable” restricted common stock of the Company as of June 4, 2010.  The “puttable” feature embedded in the restricted common stock allows each former shareholder of SDI a one-time election to put back all of their restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  Management calculated the fair value of the put using a Black-Scholes valuation model. In accordance with SEC Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks, the puttable stock is subjected to equity accounting and is classified on the Company's balance sheet as temporary equity.

In addition, the Company may be required to pay additional variable cash and stock consideration each year for the next three years on the anniversary of closing that is contingent upon the achievement of certain performance milestones. The fair value of the contingent consideration arrangement at the acquisition date was $676,000. We estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market. As of November 30, 2010, there were no significant changes in the range of outcomes for the contingent consideration.

The Company applied FASB ASC 805, Business Combinations, to this acquisition whereby amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of SDI’s net assets on June 4, 2009 were $1.3 million, which resulted in an excess purchase price over fair value of net assets acquired of $1.7 million which was recognized as goodwill.

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

A summary of stock options for the three months ended November 30, 2010 is as follows:

For the Three Months Ended November 30, 2010		Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Term	Intrinsic Value *
Options Outstanding -September 1, 2010	413,333	$1.13
Options Granted	-	-
Options Exercised	-	-
Options Forfeited or Expired	-	-
Options Outstanding - November 30, 2010			5.46 years	$24,042
	413,333	$1.13
Options Exercisable - November 30, 2010	356,383	$1.13	5.60 years	24,042

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the three months ended November 30, 2010.

There were no stock options issued during the three months ended November 30, 2010.

Non-vested Stock (Restricted Stock)

The following table summarizes the Company’s restricted stock activity during the three months ended November 30, 2010:

For the Three Months Ended November 30, 2010		Weighted Average Grant
	Shares	Date Fair Value	Fair Value
Nonvested - September 1, 2010	870,916	$1.06
Granted	-	-
Vested	(121,653)	-	$127,327	(a)
Forfeited	-	-
Nonvested - November 30, 2010	749,263	$1.02	$854,159	(b)

(a)
The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting,  which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of November 30,  2010 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the Over-the-Counter Bulletin Board on the date of grant over the vesting period on a straight-line basis.

Stock Options and Non-vested Stock

Stock-based compensation costs related to the 2006 Plan totaled $145,000 and $86,000 during the three months ended November 30, 2010 and 2009, respectively.  As of November 30, 2010, the Company had $401,000 of unrecognized compensation cost related to the 2006 Plan.  The unrecognized compensation cost is expected to be recognized over a remaining period of 4 years.

5.  Warrants

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

The Warrant entitles the Investor to purchase 1,401,733 shares of Common Stock at $2.11 per share and expires on August 2, 2015. The Warrant also contains provisions for cashless exercise and weighted average anti-dilution protection for subsequent issuances or deemed issuances of Common Stock by the Company for consideration per share less than the per share exercise price of the Warrant in effect immediately prior to such issuance or deemed issuance. In connection with this issuance of warrants and compliance with ASC 815 Derivates and Hedging, the Company recorded a liability on August 2, 2010 of $916,000. At November 30, 2010 and August 31, 2010, the net liability recorded on the balance sheet was $936,000 and $910,000, respectively.  The Company recorded net expense on its consolidated results of operations of $26,000 and $-0- for the three months ended November 30, 2010 and 2009, respectively.

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

•
The First Amendment amended the Schedule to Loan and Security Agreement to provide that the Borrower must pay the Lender a floorplan annual volume commitment fee if the aggregate amount of all floorplan loans does not equal or exceed $60.0 million in a 12-month period from December 1st through November 30th.  The floorplan commitment fee is equal to the amount that the floorplan usage during such 12-month period is less than $60.0 million multiplied by 1%.  If the Borrower terminates the Credit Facility during a 12-month period, the Borrower shall be required to pay the Lender a prorated portion of the annual volume commitment fee.

The Company had balances of $19.4 million and $16.0 million outstanding under the revolving portion of the Credit Facility, and balances of $13.8 million and $3.4 million (included in the Company’s accounts payable) outstanding plus $2.4 million and $723,000 in open approvals under the floor plan portion of the Credit Facility at  November 30, 2010 and August 31, 2010, respectively. Net availability was $5.2 million and $6.8 million under the revolving portion of the Credit Facility as of November 30, 2010 and August 31, 2010, respectively.

As of November 30, 2010, the Company determined that it was in compliance with its financial covenants under the Credit Facility.

On December 7, 2010, the Borrower entered into a Second Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Second Amendment”) with the Lender, pursuant to which the Lender has agreed to extend the term of the Credit Facility from December 7, 2010 until December 7, 2012 and to make certain other amendments to the Credit Facility, including the following:

•
The Second Amendment changed the total facility amount by temporarily increasing it to $40.6 million.  This amendment is effective until January 31, 2011, at which time the total facility amount will return to its previous level of $32.0 million.

•	The Second Amendment added and clarified certain covenants in the Credit Facility including the following:

o	Changing the Positive Net Income covenant to add back to Net Income certain non-cash charges;

o
Providing that Borrower shall maintain a ratio of EBITDA to Interest Paid (as such terms are defined in the Credit Facility) of 3.50 to 1.00 as of the end of each fiscal quarter measured on a trailing twelve month basis; and

o
Changing the Capital Expense covenant to increase the limitation on capital expenditures to $2,750,000 in any rolling four fiscal quarter period and to provide that business acquisition costs are not considered capital expenditures for this purpose.

In addition, by executing the Second Amendment, EIS-US, KOAN-IT US and SDI each joined the Credit Documents as a Borrower and granted the Lender a security interest in all of all of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.  EIS-US pledged 100% of the outstanding shares of its domestic subsidiary, KOAN-IT US, and 65% of the outstanding shares of the Company's Canadian subsidiary, Emtec Infrastructure Services Canada Corporation.  Emtec Federal, Inc. pledged 100% of the outstanding shares of its domestic subsidiary, SDI, and the Company pledged 100% of the outstanding shares of its domestic subsidiary, EIS-US.

7.  Concentration of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, consist of the following (in thousands):

	For the Three Months Ended
	November 30, 2010		November 30, 2009
Departments of the U.S. Government	$46,240	60.2%	$41,400	56.3%
Canadian Government Agencies	917	1.2%	349	0.5%
State and Local Governments	714	0.9%	1,057	1.4%
Commercial Companies	13,417	17.5%	13,599	18.5%
Education and other	15,581	20.3%	17,172	23.3%
Total Revenues	$76,869	100.0%	$73,577	100.0%

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

The trade account receivables consist of the following (in thousands):

	November 30,	August 31,
	2010	2010
Trade receivables	$54,557	$36,628
Allowance for doubtful accounts	(393)	(366)
Trade receivables, net	$54,164	$36,262

Trade receivables include $2.1 million and $2.2 million of unbilled revenue as of November 30, 2010 and August 31, 2010, respectively.

Sales to one education client in the southeastern United States and to a department of the United States Government accounted for approximately $13.1 million or 17.0% and $17.0 million or 22.2% of the Company’s total revenues for the three months ended November 30, 2010, respectively. The same customers accounted for approximately $10.1 million or 13.7%, and $5.0 million or 6.9% of the Company’s total revenues for the three months ended November 30, 2009, respectively.

Trade receivables due from an education client in the southeastern United States and one of the departments of the U.S. Government accounted for approximately 15.1% and 31.2%, respectively, of the Company’s trade receivables as of November 30, 2010. The same clients accounted for approximately 18.2% and 1.3%, respectively of the Company’s trade receivable as of August 31, 2009.

8.  Inventories

Inventories are stated at the lower of average cost or market. Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies. At November 30, 2010 and August 31, 2010, inventories consisted of the following (in thousands):

	November 30,	August 31,
	2010	2010
Hardware, software, accessories and parts	$3,421	$1,759
Inventory reserve	(260)	(244)
Net inventories	$3,160	$1,515

9.  Accrued Liabilities

At November 30, 2010 and August 31, 2010, accrued liabilities consisted of the following (in thousands):

	November 30, 2010	August 31, 2010
Accrued payroll	$3,659	$4,156
Accrued commissions	398	389
Accrued state sales taxes	72	84
Accrued third-party service fees	105	181
Other accrued expenses	4,030	3,217
	$8,264	$8,027

10.     Related Party Transactions

The Company leases warehouse and office space from related parties.  The aggregate expense for these lease arrangements during the three months ended November 30, 2010 and 2009 was $194,000 and $154,000, respectively.

Management believes the lease payments are at or below market rate for similar facilities for the leases noted above.

11.      Legal Proceedings

In October 2010, the Company learned that it had been named as a defendant in a qui tam case alleging violations of the Trade Agreements Act.  This case, designated United States ex rel. Folliard v. Synnex Corporation et al., was filed under seal in the United States District Court for the District of Columbia.  Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation.  These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits.  The United States declined to intervene in the matter on May 27, 2010.  Nonetheless, the Company can provide no assurance that the government will not intervene in this case in the future or in any other qui tam suit against the Company in the future.   The Company filed a motion to dismiss the lawsuit on December 10, 2010.  At this time, the Company is unable to predict the timing and outcome of this matter.

12.      Segment Information

The Company provides segment financial information in accordance with ASC 280 Segment Reporting.  The Company’s business activities are divided into two business segments, EIS and EGS. EIS consists of the Systems Division, which includes Emtec NJ, Emtec LLC, Emtec Federal and the business service management solutions offered by the ITSM practice. EGS is the Company’s enterprise applications services solutions and training business including its ERP and Application Development practice and its Business Analysis and Quality Assurance Practice and its Software Development practice.  The accounting policies of our segments are the same as those described in Note 2 and there are no material intersegment transactions.

Summarized financial information relating to the Company’s operating segments is as follows (in thousands):

	(Unaudited)
	November 30 ,	August 31,
	2010	2010
Identifiable Assets:
EIS	$80,917	$61,501
EGS	11,955	12,771
Total Assets	$92,872	$74,272

	For the Three Months Ended November 30,
	(Unaudited)
	2010	2009
Revenues
EIS	$69,345	$65,829
EGS	7,524	7,748
Total Revenue	$76,869	$73,577

Gross Profit
EIS	$9,211	$9,173
EGS	1,336	1,371
Gross Profit	$10,547	$10,544

Depreciation and amortization
EIS	$475	$369
EGS	229	227
Depreciation and amortization	$704	$596

Operating Income
EIS	$1,387	$2,407
EGS	86	109
Operating Income	$1,473	$2,516

Interest and Other Expense
EIS	$78	$70
EGS	53	56
Interest and Other Expense	$131	$126

Provision for Income Taxes
EIS	$555	$957
EGS	58	26
Provision for Income Taxes	$613	$983

Net Income
EIS	$754	$1,380
EGS	(25)	27
Net Income	$729	$1,407

Capital expenditures
EIS	$309	$89
EGS	3	40
Capital expenditures	$312	$129

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).  In addition to historical information, this Quarterly Report on Form 10-Q contains our beliefs regarding future events and our future financial performance.  In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words.  You should be aware that those statements are only our predictions.  Actual events or results may differ materially.  We undertake no obligation to publicly release any revisions to forward-looking statements after the date of this report. In evaluating those statements, you should specifically consider various factors, including the risk factors discussed in our Annual Report on Form 10-K for the year ended August 31, 2010 and other reports or documents that we file from time to time with the SEC.  All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

Consolidated Statements of Income for the Three Months Ended November 30, 2010 compared with the Three Months Ended November 30, 2009.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	For the Three Months Ended November 30,
	2010	2009	Change	%
Revenues
Procurement services	$60,180	$59,382	$798	1.3%
Service and consulting	16,689	14,195	2,494	17.6%
Total Revenues	76,869	73,577	3,292	4.5%

Cost of Sales
Cost of procurement services	54,179	53,173	1,006	1.9%
Cost of service and consulting	12,143	9,860	2,283	23.2%
Total Cost of Sales	66,322	63,033	3,289	5.2%

Gross Profit
Procurement services	6,001	6,209	(208)	(3.3)%
Procurement services %	10.0%	10.5%

Service and consulting	4,546	4,335	211	4.9%
Service and consulting %	27.2%	30.5%

Total Gross Profit	10,547	10,544	3	0.0%
Total Gross Profit %	13.7%	14.3%

Operating expenses:
Selling, general, and administrative expenses	8,199	7,346	853	11.6%
Stock-based compensation	145	86	59	68.6%
Warrant expense	26	-	26	N/A
Depreciation and amortization	704	596	108	18.1%
Total operating expenses	9,074	8,028	1,046	13.0%
Percent of revenues	11.8%	10.9%

Operating income	1,473	2,516	(1,043)	(41.5)%
Percent of revenues	1.9%	3.4%

Other expense (income):
Interest income – other	(3)	(11)	8	72.7%
Interest expense	118	145	(27)	(18.6)%
Other	16	(8)	24	(300.0)%

Income before income taxes	1,342	2,390	(1,048)	(43.8)%
Provision for income taxes	613	983	(370)	(37.6)%
Net income	$729	$1,407	$(678)	(48.2)%
Percent of revenues	0.9%	1.9%

Consolidated Results of Operations Overview

Management examines numerous measures when analyzing the results of our operations.  Our objective is to grow the overall revenues, gross profit margins and operating profits of the Company.

We have diversified our business and attempted to grow our consulting services revenues, and in particular our applications services revenues, with the goal of causing our overall gross profits to increase.  However, at times, we may invest in additional staff to deliver services and may have a change in mix of services we provide, causing gross profits to fluctuate.  We pay our sales people a base salary, commissions and bonuses.  Typically, our incentives to sales people are based on gross profit.  If we invest in new sales people, we could see temporary increases in selling costs as a percentage of gross profit.  However, over the long-term, we expect our selling costs to grow less quickly than gross profit, thereby decreasing selling costs as a percentage of total gross profits.  We may invest, from time to time, in additional general and administrative costs in order to be able to grow our revenue more quickly as market conditions improve, but in the long-term, we expect as we grow our general and administrative costs will decrease as a percentage of revenue and gross profit.

As the Company increases its consulting services revenues, we expect to focus increasingly on measures such as average billing rates, utilization rates, hours billed and hourly consulting costs.  While we do not publicly report these metrics, we analyze these figures to monitor trends which will enable us to make more effective decisions.  We are investing in internal systems in order to be able to provide these metrics more quickly to our management.

We currently categorize our revenues and costs of sales into “Procurement Services” and “Services and Consulting.”  We have made the categorizations in order to analyze our growth in consulting and other services as a percentage of overall revenues.  Traditionally, we have divided our business into two segments. Emtec Infrastructure Services (“EIS”) provides a broad range of IT solutions for our clients.  Emtec Global Services (“EGS”) was originally formed to provide IT application consulting and other services.  However, as cross-selling has increased and our existing clients have purchased many of our consulting services, we have decided to limit EGS’ role to staffing services and training our base of application services consultants.  Therefore, we are seeing an increase in Consulting in other services in our EIS segment which include services previously performed by EGS.  Our Application services consultants are skilled in business process improvement through the use of technology.  Our associates are skilled in a wide array of technologies in this segment.

For the three months ended November 30, 2010 compared with the three months ended November 30, 2010, total gross profit remained constant at $10.5 million.  However, overall gross margin percentage decreased to 13.7% from 14.3%; services and consulting gross profit increased 4.9% from $4.3 million to $4.5 million; services and consulting gross margin percentage decreased to 27.2% from 30.5%; operating income decreased to $1.5 million from $2.5 million, a decline of 41.5%, and earnings per share decreased to $0.05 from $0.09, a decline of 44.4%.

We discuss the results of each segment below.

Results of Operations -EIS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the three months ended November 30, 2010 and 2009.

EIS
STATEMENTS OF INCOME
(In thousands)

	For the Three Months Ended November 30,
	2010	2009	Change	%
Revenues
Procurement services	$60,180	$59,382	$798	1.3%
Service and consulting	9,165	$6,447	2,718	42.2%
Total Revenues	69,345	65,829	3,516	5.3%

Cost of Sales
Cost of procurement services	54,179	53,173	1,006	1.9%
Cost of service and consulting	5,955	3,484	2,471	70.9%
Total Cost of Sales	60,134	56,657	3,477	6.1%

Gross Profit
Procurement services	6,001	6,209	(208)	(3.3)%
Procurement services %	10.0%	10.5%

Service and consulting	3,210	2,963	247	8.3%
Service and consulting %	35.0%	46.0%

Total Gross Profit	9,211	9,172	39	0.4%
Total Gross Profit %	13.3%	13.9%

Operating expenses:
Selling, general, and administrative expenses	7,178	6,310	868	13.8%
Stock-based compensation	145	86	59	68.6%
Warrant expense	26	-	26	0.0%
Depreciation and amortization	475	369	106	28.7%
Total operating expenses	7,824	6,765	1,059	15.7%
Percent of revenues	11.3%	10.3%

Operating income	1,387	2,407	(1,020)	(42.4)%
Percent of revenues	2.0%	3.7%

Other expense (income):
Interest income – other	(3)	(11)	8	72.7%
Interest expense	65	87	(22)	(25.3)%
Other	16	(6)	22	(366.7)%

Income before income taxes	1,309	2,337	(1,028)	(44.0)%
Provision for income taxes	555	957	(402)	(42.0)%
Net income	$754	$1,380	$(626)	(45.4)%
Percent of revenues	1.1%	2.1%

Comparison of the Three Months Ended November 30, 2010 and 2009 - EIS

Revenues - EIS

EIS division’s total revenues increased $3.5 million, or 5.3%, to $69.3 million for the three months ended November 30, 2010, compared to $65.8 million for the three months ended November 30, 2009.  EIS division’s total revenue includes revenues from the Company’s Systems Division, KOAN-IT, which was acquired on February 12, 2009, the assets of EMS which were acquired on May 12, 2009 and SDI which was acquired June 4, 2010.

Procurement services revenue increased $798,000 million, or 1.3%, to $60.2 million for the three months ended November 30, 2010, compared to $59.4 million for the three months ended November 30, 2009.

Service and consulting revenue increased $2.7 million, or 42.2%, to $9.2 million for the three months ended November 30, 2010, compared to $6.4 million for the three months ended November 30, 2009. This increase is mainly attributable to the acquisition of SDI and an increased amount of services and consulting.

Our EIS division’s revenues, by client type, are comprised of the following (in thousands):

	For the Three Months Ended
	November 30, 2010		November 30, 2009
Departments of the U.S. Government	$46,240	66.7%	$41,401	62.9%
Canadian Government Agencies	917	1.3%	348	0.5%
State and Local Governments	714	1.0%	1,057	1.6%
Commercial Companies	5,893	8.5%	5,851	8.9%
Education and other	15,581	22.5%	17,172	26.1%
Total Revenues	$69,345	100.0%	$65,829	100.0%

During the quarter ended November 30, 2010 and 2009, U.S. governmental department and agency related revenues represented approximately 66.7% and 62.9% of total EIS revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture and Department of Commerce. Revenues from various civilian and military U.S. governmental departments and agencies increased by approximately $4.8 million, or 11.7%, to $46.2 million during the three months ended November 30, 2010 compared to $41.1 million for the three months ended November 30, 2009.  The increase is related to a restructuring of the federal sales force to focus more on services and multi-year awards as well as increased services and consulting revenues.

The state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies primarily in the State of New Jersey. Until tax revenues increase in state and local governments, we do not anticipate a large amount of growth from these clients.

Revenues from commercial clients remained constant during the three months ended November 30, 2010 compared with the three months ended November 30, 2009.  We have made investments to reposition our sales force to sell more services and long-term projects and managed services with our commercial clients. We expect to see slow growth in the commercial sector as the economy recovers and we are able to offer our clients a wider range of services.

During the three months ended November 30, 2010, revenues from our education business decreased by approximately $1.6 million compared with the three months ended November 30, 2009. This decrease is attributable primarily to a large single procurement services purchase by one of our clients at the end of the first quarter of 2009.

Gross Profit - EIS

Aggregate gross profit for our EIS division increased $39,000, or 0.4%, to $9.2 million for the three months ended November 30, 2010 as compared to $9.2 million for the three months ended November 30, 2009. This increase is primarily related to an increase in our services and consulting revenues associated with the acquisition of SDI which generated higher margin sales. However, the increase in gross profit from services and consulting revenues was offset by a decrease of $208,000 in our procurement services gross profit for the year ended November 30, 2010 as compared to the year ended November 30, 2009.

Measured as a percentage of revenues, our gross profit margin for EIS division decreased to 13.3% of our EIS division’s revenues for the three months ended November 30, 2010 from 13.9% for the three months ended November 30, 2009. This decrease is primarily a result of a shift in the mix of our consulting services into the federal sector including our SDI acquisition.  Typically, gross margins in federal contracts are lower than state and local and commercial gross margins.  In addition, we have hired additional staff in our Education business to prepare for increased demand that caused utilization of our consultants to decline.

Selling, General and Administrative Expenses - EIS

Corporate expenses are primarily recorded in our EIS segment. Selling, general and administrative expenses for our EIS division increased by $868,000, or 13.8% to $7.2 million for the three months ended November 30, 2010, compared to $6.3 million for the three months ended November 30, 2009.

EIS division’s selling, general and administrative expenses includes selling, general and administrative expenses from Systems Division, KOAN-IT, and SDI.  SDI had selling, general and administrative expenses of $418,000 for the three months ended November 30, 2010.  We invested in new sales personnel and sales managers to expand our Federal, Education and Commercial revenues.  Additionally, we had increased management information systems costs in conjunction with improving our IT systems to manage a larger IT services business.

Stock-Based Compensation

Stock-based compensation for our EIS division increased by $59,000, or 68.6% to $145,000 for the three months ended November 30, 2010, compared to $86,000 for the three months ended November 30, 2009.  The increase was related to shares which have been awarded to management as a portion of their compensation which vested over the year.

Warrant Expense

Warrant expense for our EIS division was $27,000 for the three months ended November 30, 2010 as compared to $-0- for the three months ended November 30, 2009.  This expense relates to the stock warrants issued to our majority stockholder during 2010. This warrant will continue to be “marked-to-market” each reporting period, which could result in large fluctuations in income or expense on the statement of operations in future periods related to this non- cash charge.

Depreciation and Amortization - EIS

Depreciation and amortization expense for our EIS division increased by 28.7%, or $106,000, to $475,000 for the three months ended November 30, 2010, compared to $369,000 for the three months ended November 30, 2009.  The increase for the three months ended November 30, 2010 is primarily attributable to the amortization of intangible assests in connection with the acquisition of SDI.

Operating Income - EIS

Operating income for our EIS division for the three months ended November 30, 2010 decreased by 42.4%, or $1.0 million, to $1.4 million, compared to operating income of $2.4 million for the quarter ended November 30, 2009. This decrease in operating income is mainly attributable to an increase in overall operating expenses as discussed in Selling, General and Administrative Expenses, Stock-Based Compensation and Warrant Expense above that was partially offset by increased services and consulting revenue as discussed in the Total Revenue and Gross Profit sections above.

Interest expense - EIS

Interest expense for the EIS division decreased by 25.3%, or $22,000, to $65,000 for the three months ended November 30, 2010, compared to $87,000 for the three months ended November 30, 2009.  This decrease is primarily attributable to lower balances on various notes payable paid off in fiscal year 2010 and a lower average interest rate charged on the line of credit resulting from a decrease in the prime rate during this period.

Provision for income taxes -EIS

We recorded income tax expense of $555,000 for the three months ended November 30, 2010 as compared to $957,000 for the three months ended November 30, 2009. The effective tax rate was 42.5% for the three months ended November 30, 2010 as compared to 41.0% for the three months ended November 30, 2009. The higher effective tax rate in the three months ended November 30, 2010 was primarily the result of the effect of increased permanent differences from warrant lock-up and meals and entertainment.

Results of Operations –EGS

Most of the clients EGS serves are commercial clients.  While our consultants are typically working on long-term projects, we believe that the general economic slowdown had impacted our ability to sell services the way these businesses had typically operated before the acquisitions.  It also takes a longer time for this business to recover since the consultants’ contracts are for longer periods and we typically conduct new training sessions for new consultants for this business.  During the economic slowdown, we took steps to reduce the number of classes being offered and we have now increased these classes as the demand has returned.  In addition, it has been our intention to convert these businesses to a new sales model and cross-sell their services across our organization.  New consulting services associated with these businesses may now be delivered to clients in our EIS segment and hence their revenue and costs will be captured in that segment.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the three months ended November 30, 2010 and 2009.

EGS
STATEMENTS OF INCOME
(In thousands)

	For the Three Months Ended November 30,
	2010	2009	Change	%
Revenues
Service and consulting	$7,524	$7,748	$(224)	(2.9)%
Total Revenues	7,524	7,748	(224)	(2.9)%

Cost of Sales
Cost of service and consulting	6,188	6,376	(188)	(2.9)%
Total Cost of Sales	6,188	6,376	(188)	(2.9)%

Gross Profit
Service and consulting	1,336	1,372	(36)	(2.6)%
Service and consulting %	17.8%	17.7%

Total Gross Profit	1,336	1,372	(36)	(2.6)%
Total Gross Profit %	17.8%	17.7%

Operating expenses:
Selling, general, and administrative expenses	1,021	1,036	(15)	(1.4)%
Depreciation and amortization	229	227	2	0.9%
Total operating expenses	1,250	1,263	(13)	(1.0)%
Percent of revenues	16.6%	16.3%

Operating income (loss)	86	109	(23)	(21.1)%
Percent of revenues	1.1%	1.4%

Other expense (income):
Interest expense	53	58	(5)	(8.6)%
Other	-	(2)	2	(100.0)%

Income (loss) before income taxes	33	53	(20)	(37.7)%
Provision (benefit) for income taxes	58	26	32	123.1%
Net income (loss)	$(25)	$27	$(52)	(192.6)%
Percent of revenues	(0.3)%	0.3%

Comparison of the Three Months Ended November 30, 2010 and 2009 - EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  EGS division’s total revenues decreased $224,000 or 2.9%, to $7.5 million for the three months ended November 30, 2010, compared to $7.7 million for the three months ended November 30, 2009. This decline was primarily caused by a 1.0% decrease in hours billed and a 1.8% decrease in the average hourly billing rate during the three months ended November 30, 2010 compared with the three months ending November 30, 2009. The decrease in billable hours is mainly due to decreases in our Business Analysis and Quality Assurance practices. Most of the clients EGS serves are commercial clients and we believe that this decrease in commercial business is primarily attributed to the continuing limitations on client spending as a result of the economic downturn.

Gross Profit - EGS

EGS division’s gross profit decreased $36,000, or 2.6%, to $1.3 million for the three months ended November 30, 2010, compared to $1.4 million for the three months ended November 30, 2009. We believe this decrease is mainly due to the economic downturn as discussed in the Revenue section above.

Measured as percentages of revenues, our gross profit margin for the EGS division increased to 17.8% of our EGS division’s revenues for the three months ended November 30, 2010 from 17.7% for the three months ended November 30, 2009. We believe this increase can be attributed to higher utilization of our consultants.

Selling, General and Administrative Expenses - EGS

EGS division’s selling, general and administrative expenses remained constant at $1.0 million for the three months ended November 30, 2010 and 2009. 2009.  Increases in general, selling and administrative expenses for the three months ended November 30, 2010 were offset by the acceleration of a retention bonus that was accrued in the fourth quarter of fiscal 2010 rather than the three months ended November 30, 2010.  For the three months ended November 30, 2009, the retention bonus was $90,000.

Depreciation and Amortization - EGS

EGS division’s depreciation and amortization expense increased $2,000, or 0.9%, to $229,000 for the three months ended November 30, 2010, compared to $227,000 for the three months ended November 30, 2009.

Operating income (loss) -EGS

Operating income for our EGS division for the three months ended November 30, 2010 decreased by 21.1%, or $23,000, to $86,000, compared to operating income of $109,000 for the three months ended November 30, 2009. This decrease in operating income is mainly due to a decrease in services and consulting revenue as discussed in the Revenue and Gross Profit sections above.

Interest expense -EGS

Interest expense for our EGS division for the three months ended November 30, 2010 decreased by 8.6%, or $5,000, to $53,000, compared to interest expense of $58,000 for the three months ended November 30, 2009. This is primarily attributable to lower total interest due to the 8% subordinated note payable which was paid in full in September 2009 and a lower average interest rate charged on the line of credit attributable to a decrease in the prime rate during this period.

Provision for income taxes -EGS

We recorded an income tax expense of $58,000 for the three months ended November 30, 2010 as compared to $26,000 for the three months ended November 30, 2009. For the three months ended November 30, 2010, we had a pre-tax income of $33,000, yet had tax expense of $58,000.  This was the result of EGS’ main operations being conducted in state(s) that tax our consolidated results of operations which generated pre-tax income of $1.3 million rather than just EGS’ results of operations which generated minimal pre-tax income.

Recently Issued Accounting Standards

Revenue Recognition

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) Multiple Deliverable Revenue Arrangements,which amends ASC 605, Revenue Recognition, to permit companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted.  The adoption of this ASU has not had a material impact on the Company’s financial position, results of operation or cash flows.

Accounts Receivable

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of FinancingReceivables and the Allowance for Credit Losses. ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The disclosures as of the end of a reporting period are effective for interim andannual reporting periods ending on and after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance may expand the existing disclosure requirements, which the Company is currently evaluating.

Intangibles – Goodwill and Other

In December 2010, the FASB issued ASU 2010-28, Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning December 15, 2010.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Business Combinations

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This ASU also expands the supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.  The adoption of this guidance may expand the existing disclosure requirements, which the Company is currently evaluating.

Liquidity and Capital Resources

Cash at November 30, 2010 of $2.0 million represented a decrease of approximately $400,000 from cash of $2.4 million at August 31, 2010. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit.  Borrowings under our line of credit at November 30, 2010 increased to $19.4 million from $16.0 million at August 31, 2010. The increase in our line of credit was primarily due to an increase in receivables of $17.8 million, which was off-set by increase in accounts payable of $14.3 million, resulting in a net increase of $3.5 million. The increase in receivable is mainly related to increase in days sales outstanding (“DSO”) from 51 days for the three months ended November 30, 2009 to 64 days for the three months ended November 30, 2010 as a result of an increase in the amount of revenues from our Federal clients.  Our Federal clients typically have a higher DSO for procurement services.

The Company, Emtec NJ, Emtec LLC, Emtec Federal, Emtec Global, Luceo, eBAS and Aveeva (collectively, the “Borrower”), are parties to a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender provides the Borrower with a revolving credit loan and floor plan loan (the “Credit Facility”) until December 7, 2010. The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility. For detailed information on terms of the Credit Facility, refer to Note #6 – Line of Credit, of the Consolidated Financial Statements in this Quarterly Report on the Form 10-Q for the three months ended November 30, 2010, or the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

The Company had balances of $19.4 million and $16.0 million outstanding under the revolving portion of the Credit Facility, and balances of $13.8 million and $3.4 million (included in the Company’s accounts payable) outstanding plus $2.4 million and $723,000 in open approvals under the floor plan portion of the Credit Facility at  November 30, 2010 and August 31, 2010, respectively. Net availability was $5.2 million and $6.8 million under the revolving portion of the Credit Facility as of November 30, 2010 and August 31, 2010, respectively.

As of November 30, 2010, the Company determined that it was in compliance with its financial covenants under the Credit Facility.

On December 7, 2010, the Borrower entered into a Second Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Second Amendment”) with the Lender, pursuant to which the Lender has agreed to extend the term of the Credit Facility from December 7, 2010 until December 7, 2012 and to make certain other amendments to the Credit Facility, including the following:

•
The Second Amendment changed the total facility amount by temporarily increasing it to $40.6 million.  This amendment is effective until January 31, 2011, at which time the total facility amount will return to its previous level of $32.0 million.

•	The Second Amendment added and clarified certain covenants in the Credit Facility including the following:

o	Changing the Positive Net Income covenant to add back to Net Income certain non-cash charges;

o
Providing that Borrower shall maintain a ratio of EBITDA to Interest Paid (as such terms are defined in the Credit Facility) of 3.50 to 1.00 as of the end of each fiscal quarter measured on a trailing twelve month basis; and

o
Changing the Capital Expense covenant to increase the limitation on capital expenditures to $2,750,000 in any rolling four fiscal quarter period and to provide that business acquisition costs are not considered capital expenditures for this purpose.

In addition, by executing the Second Amendment, EIS-US, KOAN-IT US and SDI each joined the Credit Documents as a Borrower and granted the Lender a security interest in all of all of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.  EIS-US pledged 100% of the outstanding shares of its domestic subsidiary, KOAN-IT US, and 65% of the outstanding shares of the Company's Canadian subsidiary, Emtec Infrastructure Services Canada Corporation.  Emtec Federal, Inc. pledged 100% of the outstanding shares of its domestic subsidiary, SDI, and the Company pledged 100% of the outstanding shares of its domestic subsidiary, EIS-US.

As of November 30, 2010, we had open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $41.0 million with outstanding principal of approximately $23.3 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations and financial condition.

Capital expenditures of approximately $312,000 during the three months ended November 30, 2010 related primarily to the purchase of computer equipment for internal use and furniture and fixtures.

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

In accordance with paragraph 40 of ASC 280-10-50, it is impracticable for us to report the revenues from external customers for each of our products and services or each group of similar products and services offered. Our revenue recognition policy is as follows:

We recognize revenue from the sales of products when risk of loss and title passes, which is upon client acceptance.

Product revenue represents sales of computer hardware and pre-packaged software.  These arrangements often include software installations, configurations and imaging, along with delivery and set-up of hardware.  We follow the criteria contained in the ASC in recognizing revenue associated with these transactions.  We perform software installations, configurations and imaging services at our locations prior to the delivery of the product.  Some client arrangements include “set-up” services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at client workstations by plugging in all necessary connections.  This service is usually performed the same day as delivery.  Revenue is recognized on the date of acceptance, except as follows:

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

•
There are occasions when a client requests a transaction on a “bill and hold” basis.  We follow the ASC criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of ASC are met. We do not modify our normal billing and credit terms for these clients. The client is invoiced at the date of revenue recognition when all of the criteria have been met. As of November 30, 2010 and 2009, we did not have any bill and hold transactions.

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

Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC 350 Intangibles-Goodwill and Others.  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Item 3.     Quantitative and Qualitative Information About Market Risk

Not Applicable.

Item 4.     Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2010.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

In October 2010, the Company learned that it had been named as a defendant in a qui tam case alleging violations of the Trade Agreements Act.  This case, designated United States ex rel. Folliard v. Synnex Corporation et al., was filed under seal in the United States District Court for the District of Columbia.  Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation.  These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits.  The United States declined to intervene in the matter on May 27, 2010.  Nonetheless, the Company can provide no assurance that the government will not intervene in this case in the future or in any other qui tam suit against the Company in the future.   The Company filed a motion to dismiss the lawsuit on December 10, 2010.  At this time, the Company is unable to predict the timing and outcome of this matter.

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business.  Except as set forth above, the Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 6.     Exhibits

Exhibit 10.1 – Second Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement and First Amendment to Collateral Pledge Agreement dated December 7, 2010. (1)

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated January 14, 2011.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated January 14, 2011.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated January 14, 2011.

Exhibit 32.2 - Section 1350 Certificate of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated January 14, 2011.

(1) Previously filed as an exhibit to Registrant’s Form 8-K dated December 7, 2010, filed on December 9, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EMTEC, INC.

	By:	/s/ DINESH R. DESAI
Dinesh R. Desai
(Principal Executive Officer)
Chairman and Chief
Executive Officer

	By:	/s/ GREGORY P. CHANDLER
Gregory P. Chandler
Chief Financial Officer
(Principal Financial Officer)
Date: January 14, 2011