Form 10-Q
period 2011-02-28
EMTEC INC/NJ
filed 2011-04-14
CIK 5117

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

Commission file number: 0-32789

EMTEC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	87-0273300 (I.R.S. Employer Identification No.)

11 Diamond Road Springfield, New Jersey 07081 (Address of principal executive offices, including zip code)

(973) 376-4242
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

  As of April 5, 2011, there were outstanding 16,607,013 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2011

  PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share and Share Data)

	February 28, 2011
	(Unaudited)	August 31, 2010

Assets

Current Assets
Cash	$2,827	$2,372
Receivables:
Trade, less allowance for doubtful accounts	29,956	36,262
Other	1,679	2,019
Inventories, net	2,883	1,515
Prepaid expenses and other	2,898	2,977
Deferred tax asset - current	998	898

Total current assets	41,241	46,043

Property and equipment, net	2,942	2,211
Intangible assets, net	12,111	11,522
Goodwill	14,254	13,979
Deferred tax asset- long term	413	411
Other assets	187	106

Total assets	$71,148	$74,272

Liabilities, Put Options and Stockholders' Equity

Current Liabilities

Line of credit	$16,689	$16,023
Current portion of capital lease obligation	100	-
Accounts payable	21,199	24,666
Warrant liability	481	910
Income taxes payable	236	341
Accrued liabilities	7,351	8,027
Due to former stockholders	6	6
Customer deposits	123	202
Deferred revenue	1,335	2,150

Total current liabilities	47,520	52,325

Deferred tax liability	2,983	3,063
Earn-out liabilities	1,340	676
Capital lease obligation, net of current portion	343	-
Accrued liabilities	181	183

Total liabilities	52,367	56,247

Commitments and contingencies (Note 12)

Put options in connection with SDI acquisition	738	738

Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized; 19,284,402 and 18,984,520 shares issued and 16,419,813 and 16,119,931, outstanding at February 28, 2011 and August 31, 2010, respectively	193	190
Additional paid-in capital	21,625	21,346
Retained earnings	1,460	1,158
Accumulated other comprehensive income	361	189
	23,639	22,883
Less: treasury stock, at cost, 2,864,589 shares	(5,596)	(5,596)

Total stockholders' equity	18,043	17,287

Total liabilities, put options and stockholders' equity	$71,148	$74,272

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except per Share and Share Data)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2011	2010	2011	2010
Revenues
Procurement services	$28,557	$23,275	$88,737	$82,657
Service and consulting	17,573	12,828	34,262	27,023
Total Revenues	46,130	36,103	122,999	109,680
Cost of Sales
Cost of procurement services	25,583	21,036	79,762	74,209
Cost of service and consulting	12,797	9,165	24,941	19,025
Total Cost of Sales	38,380	30,201	104,703	93,234
Gross Profit
Procurement services	2,974	2,239	8,975	8,448
Service and consulting	4,776	3,663	9,321	7,998
Total Gross Profit	7,750	5,902	18,296	16,446
Operating expenses:
Selling, general, and administrative expenses	7,970	6,409	16,169	13,756
Stock-based compensation	148	189	293	274
Warrant liability adjustment	(455)	-	(429)
Depreciation and amortization	736	571	1,440	1,167
Total operating expenses	8,399	7,169	17,473	15,197
Operating income	(649)	(1,267)	823	1,249
Other expense (income):
Interest income – other	(5)	(5)	(8)	(16)
Interest expense	219	159	337	303
Other	-	(2)	15	(9)
Income (loss) before income tax expense (benefit)	(863)	(1,419)	479	971
Income tax expense (benefit)	(436)	(569)	177	413
Net income (loss)	$(427)	$(850)	$302	$558

Net income (loss) per common share
Basic and Diluted	$(0.03)	$(0.06)	$0.02	$0.04

Weighted Average Shares Outstanding
Basic	15,569,935	15,027,140	15,569,935	15,027,140

Diluted	15,569,935	15,027,140	16,325,329	15,252,454

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	For the Six Months Ended February 28,
	2011	2010
Cash Flows From Operating Activities
Net income	$302	$558

Adjustments to Reconcile Net Income to Net
Cash Provided By Operating Activities
Depreciation and amortization	1,440	1,167
Deferred income tax benefit	(181)	(271)
Stock-based compensation	293	274
Warranty liability adjustment	(429)	-

Changes In Operating Assets and Liabilities
Receivables	7,307	8,414
Inventories	(1,368)	1,291
Prepaid expenses and other assets	58	(653)
Accounts payable	(3,547)	(8,317)
Customer deposits	(79)	-
Income taxes payable	(119)	(558)
Accrued liabilities	(1,313)	(1,131)
Deferred revenue	(876)	(14)
Net Cash Provided By Operating Activities	1,488	760

Cash Flows From Investing Activities
Purchases of property and equipment	(700)	(251)
Acquisition of business, net of cash acquired	(1,094)	-
Net Cash Used In Investing Activities	(1,794)	(251)

Cash Flows From Financing Activities
Net increase in line of credit	666	1,581
Repayment of debt	-	(1,059)
Repayments under capital lease	(25)
Net Cash Provided By Financing Activities	641	522

Effect of exchange rates on cash	120	64

Net Increase in Cash	455	1,095
Beginning Cash	2,372	1,713
Ending Cash	$2,827	$2,808
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$446	$1,141
Interest	$700	$206
Supplemental Disclosure of Non Cash Investing and Financing Activity
In January 2011, the Company entered into a capital lease for computer equipment and related hardware with a value of $468.
See Note 10 for additional information.

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements.  Quarterly results are not necessarily indicative of results for the full year. For further information, refer to the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

2.  General

Description of Business

Emtec, Inc., a Delaware corporation (the “Company”), is an information technology (“IT”)  services provider delivering consulting, application services, and infrastructure services to public sector and commercial clients.  The Company’s client base is comprised of departments of the United States and Canada’s federal, state/provincial and local governments, schools, and commercial businesses throughout the United States and Canada.

Principles of Consolidation

The consolidated financial statements in this report include the accounts of the Company and its wholly-owned subsidiaries, Emtec, Inc., a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly-owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), Emtec Global Services LLC (“EGS LLC”), EGS LLC’s wholly-owned subsidiaries Luceo, Inc. (“Luceo”), eBusiness Application Solutions, Inc. (“eBAS”), Aveeva, Inc. (“Aveeva”), Emtec Services Mauritius (“Emtec Mauritius”), Emtec Mauritius’s subsidiary Emtec Software India Private Limited (“Emtec India”), formerly Aviance Software India Private Limited, and (effective February 3, 2011) Dinero Solutions, LLC (“Dinero”), Emtec Infrastructure Services Corporation (“EIS-US”), and EIS-US’s wholly-owned subsidiaries Emtec Infrastructure Services Canada Corporation (“EIS-Canada”), which is referred to in this report as KOAN-IT, KOAN-IT (US) Corp. (“KOAN-IT (US)”) and Secure Data, Inc. (“SDI”) a subsidiary of Emtec Federal.  Significant intercompany account balances and transactions have been eliminated in consolidation.

On February 3, 2011, EGS LLC acquired all of the outstanding stock of Dinero. Dinero’s results of operations are included in the Company’s consolidated financial statements for the period February 3, 2011 through February 28, 2011.

Segment Reporting

The Company divides its operating activity into two operating segments for reporting purposes: Emtec Infrastructure Services Division (“EIS”) and Emtec Global Services Division (“EGS”).  EIS includes Emtec NJ, Emtec LLC, Emtec Federal, the Federal application services business from SDI, the business service management solutions offered by the Information Technology Service Management (“ITSM”) practice and (effective February 3, 2011) Dinero. Because of our continued cross-selling of applications services into our EIS client base, in 2010, we redefined the services offered by our EGS segment as training and staffing business for enterprise applications services.
We may rename these segments in the future.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to current presentations.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, receivable and inventory valuations, impairment of goodwill and other long-lived assets, and income taxes.  Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances.  The Company reviews these matters and reflects changes in estimates as appropriate.  Actual results could differ materially from those estimates.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  The changes in the carrying amount of goodwill for the three months ended February 28, 2011 by reportable segments are as follows (in thousands):

	EIS	EGS	Total
Balance at August 31, 2010	$11,685	$2,294	$13,979
Foreign currency translation effect of Canadian and Indian goodwill	73	11	84
Increase in goodwill due to Dinero acquisition	191		191
Balance at February 28, 2011	$11,949	$2,305	$14,254

In accordance with Accounting Standard Codification (“ASC”) Topic 350 “Intangibles- Goodwill and Other,” goodwill is not amortized but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is tested for impairment at one level below an operating segment (also known as a reporting unit) in accordance with the guidance of ASC Topic 350. These reporting units are comprised of Systems Division, KOAN-IT, Luceo, eBAS/Aveeva, SARK, SDI and, effective February 3, 2011, Dinero.  The Company has set an annual impairment testing date of June 1.

An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC Topic 805 “Business Combinations.”  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

At February 28, 2011, Emtec's market capitalization was less than its total stockholders’ equity. However, the Company’s stock does not trade frequently and thus management believes the inherent value of the Company is not and has not been accurately reflected by the current or historical stock market valuation of the Company.  Accordingly, the Company continues to believe that the income and market-based approaches are the most appropriate valuation methods.

In accordance with ASC Topic 350, the Company performed its annual impairment testing as of June 1, 2010.  Based on its annual impairment testing at June 1, 2010 and continued monitoring of market conditions and the operating performance of its reporting units, the Company does not currently believe that there is an indication of goodwill impairment at February 28, 2011.  However, if current market conditions change and the Company’s estimated value(s) under the income and/or market-based approaches is/are affected, then it is possible that the Company would have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

At February 28, 2011 and August 31, 2010, the components of identifiable intangible assets are as follows (in thousands):

	February 28, 2011	August 31, 2010
Customer relationships	$16,568	$15,768
Noncompete agreements	879	449
Software technology	14	14
Trademarks	169	169
Trade names	453	203
Foreign currency translation adjustment	169	52
	18,251	16,655
Accumulated amortization	(6,124)	(5,128)
Foreign currency translation adjustment	(16)	(5)
Balance, ending	$12,111	$11,522

Customer relationships represent the fair value ascribed to customer relationships purchased in 2005, the acquisitions of Luceo and eBAS/Aveeva in fiscal 2008, the acquisition of KOAN-IT in fiscal 2009, the acquisition of SDI in fiscal 2010 and the acquisition of Dinero in February 2011. The amounts ascribed to customer relationships are being amortized on a straight-line basis over 5-15 years.

Noncompete agreements represent the value ascribed to covenants not to compete in employment and acquisition agreements with certain members of Luceo, eBAS/Aveeva, KOAN-IT, SDI and Dinero’s management entered into at the time of the respective acquisitions.  The amounts ascribed to noncompete agreements are being amortized on a straight-line basis over 3-5 years.

Software technology represents the value ascribed to software developed by SARK that was acquired in fiscal 2010.  The amount ascribed to software technology is being amortized on a straight-line basis over 3 years.

Trademarks represent the value ascribed to trademarks owned by KOAN-IT.  The amount ascribed to trademarks is being amortized on a straight-line basis over 5 years.

Trade names represent the value ascribed to trade name owned by SDI and Dinero.  The amount ascribed to trade name is being amortized on a straight-line basis over 5 years.

Amortization expense related to intangible assets was $520,000 and $414,000 for the three months ended February 28, 2011 and 2010, respectively.  For the six months ended February 28, 2011 and 2010, amortization expense related to intangible assets was $1.0 million and $822,000, respectively.  We currently expect future amortization of definite lived intangible assets to be as follows (in thousands):

Years ending August 31,
2011	$2,053
2012	$2,180
2013	$2,132
2014	$1,483
2015	$1,352

Long-lived assets, including customer relationships, noncompete agreements, software technology, trademarks and trade names as well as property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with ASC Topic 360 “Property, Plant and Equipment”.  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.  No impairment of long-lived assets occurred during the three or six month periods ended February 28, 2011 or 2010.

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

The Company’s comprehensive income (loss) (in thousands) is presented in the following table:

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2011	2010	2011	2010
Net Income (loss)	$(427)	$(850)	$302	$558
Translation adjustment, net of taxes	105	9	172	54
Total comprehensive income (loss)	$(322)	$(841)	$474	$612

Earnings Per Share

Basic earnings (loss) per share amounts are computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as of the end of the period. Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 885,398 shares and 397,182 shares, for the three month periods ended February 28, 2011 and 2010, respectively, and 755,394 shares and 225,314 shares for the six month periods ended February 28, 2011 and 2010, respectively. Diluted shares for the three month periods ended February 28, 2011 and 2010 were not included in the calculation of diluted net loss per share because the effect of the inclusion would be anti-dilutive. In addition, outstanding warrants to purchase 1,401,733 and 1,749,159 common shares as of and for the periods ended February 28, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Income Taxes

The Company conducts business nationally and to a lesser extent in Canada and India. With respect to its U.S. operations, the Company files income tax returns in the U.S federal jurisdiction and various state and local jurisdictions.  The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes”.  The Company files a federal consolidated income tax return that includes all U.S. entities.  The Company also files several combined/consolidated (unitary) state income tax returns and several separate state income tax returns.  Deferred taxes are provided based upon a review of the tax basis of assets and liabilities, whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are recognized for tax loss carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred taxes result from timing differences primarily relating to bad debts, inventory reserves, deferred revenue, fixed asset depreciation, compensation expenses and intangible amortization.

With a few exceptions, the Company is no longer subject to federal, state or local income tax examinations for tax returns filed for fiscal years 2006 and prior.

Reconciliation of Liabilities for Unrecognized Tax Benefits for the six months ended February 28, 2011 and 2010 (in thousands) are as follows:

	2011	2010

Balance at September 1, 2010 and 2009	$212	$202

Unrecognized tax positions of prior periods:
Increase	-	-
Decrease	-	-

Unrecognized tax positions for the six months:
Increase	2	2
Decrease	-	-

Decrease in Unrecognized tax benefits due to settlements	-

Decrease in Unrecognized tax benefits due to lapse of statute of limitations	-	-

Balance at February 28, 2011 and 2010	$214	$204

	For the Six Months Ended February 28,
	2011	2010
Total amount of unrecognized tax benefits that, if recobnized, would affect the effective tax rate	$98	$91
Accrued interest and penalties for unrecognized tax benefits	$111	$89
Interest and penalties classified as income tax expense (benefit)	$11	$11

3.  Acquisitions

SARK Infotech Private Limited

On April 1, 2010, Emtec India acquired selected assets of SARK.  The Company accounted for the acquisition under the purchase method, whereby, amounts were assigned to assets acquired based on their fair values on the date of the acquisition.  The excess purchase price over fair value of assets acquired was recognized as goodwill.

Unaudited pro forma results of operations are not included in this report because the effect of the business combination is not significant.

Secure Data, Inc.

On June 4, 2010, Emtec Federal, a wholly-owned subsidiary of the Company, acquired all of the outstanding shares of SDI for cash and equity.  The equity included in the reported consideration consisted of the fair value of the “puttable” restricted common stock of the Company as of June 4, 2010.  The “put” feature embedded in the restricted common stock allows each former shareholder of SDI a one-time election to put all of their restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  Management calculated the fair value of the put using a Black-Scholes valuation model.  In accordance with SEC Accounting Series Release No. 268 “Presentation in Financial Statements of Redeemable Preferred Stocks,” the puttable stock is subject to equity accounting and is classified on the Company’s balance sheet as temporary equity.

In addition, the Company may be required to pay additional variable cash and stock consideration each year for the next three years on the anniversary of closing that is contingent upon the achievement of certain performance milestones. The fair value of the contingent consideration arrangement at the acquisition date was $676,000. The Company estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market. As of February 28, 2011, there were no significant changes in the range of outcomes for the contingent consideration.

The Company applied ASC Topic 805 “Business Combinations,” to this acquisition whereby amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of SDI’s net assets on June 4, 2010 which resulted in an excess purchase price over fair value of net assets acquired that was recognized as goodwill and recorded on the Company’s balance sheet.

Unaudited pro forma results of operations are not included in this report because the effect of the business combination is not significant.

Dinero Solutions, LLC

On February 3, 2011, EGS LLC, a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding stock of Dinero for cash plus future contingent earnout payments with a fair value as of February 3, 2011 of $653,000.  The Company may be required to pay additional variable cash consideration in the future that is contingent upon the achievement of certain performance milestones.  We estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market. As of February 28, 2011, there were no significant changes in the range of outcomes for the contingent consideration.

The Company applied ASC Topic 805 “Business Combinations,” whereby, amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of Dinero’s net assets on February 3, 2011 which resulted in excess purchase price over fair value of net assets acquired of $191,000 that was recognized as goodwill.

Unaudited pro forma results of operations are not included in this report because the effect of the acquisition is not material.

The Company allocated $800,000 to client relationships at the acquisition date.  This asset is being amortized on a straight-line method over a period of five years.  The Company also allocated $430,000 and $250,000 to a non-compete asset and trade name, respectively.  These assets are being amortized on a straight-line method over a period of five years.  It should be noted that the purchase allocation is preliminary and has not yet been finalized.

As part of the purchase, the Company issued restricted common stock to the former sole member of Dinero.  The shares vest over a three-year period contingent upon Dinero achieving certain performance milestones as well as continued employment of its former sole member.  Pursuant to ASC Topic 805-10-55 “Business Combinations – Overall – Implementation,” the restricted stock is being treated as compensation rather than additional consideration since the vesting of the stock is linked to the continued employment of the former sole member of Dinero at the Company.  Furthermore, the restricted stock issued contains an embedded “put” feature that allows the former sole member of Dinero a one-time election to put all of his restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  However, the exercise of the one-time put option is contingent upon Dinero achieving a certain performance milestone measured over a three-year period.  Management has determined that it is probable, as of February 28, 2011, that Dinero will achieve the performance milestones for the vesting of the restricted stock and the put option and has calculated the fair value of the restricted stock and “put” using a Black-Scholes valuation model. In accordance with ASC Topic 718 “Compensation – Stock Compensation,” the puttable stock is subject to liability accounting.  At February 28, 2011, the Company recorded a net liability and net expense of $11,000 on its balance sheet and consolidated statement of operations associated with the fair value of the restricted stock and put from the date of acquisition through February 28, 2011.

4.  Stock-Based Compensation

Stock Options

The second amendment to the Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the Company’s stockholders on January 20, 2011. The 2006 Plan authorizes the granting of stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards to directors and eligible employees. The second amendment increased the aggregate number of shares of Common Stock available for issuance under the 2006 Plan from 2,543,207 shares to 9,543,207 shares.  Options under the 2006 Plan may not be granted with an exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of an incentive stock option granted to a stockholder owning more than 10% of the common stock of the Company or any of its subsidiaries). Options under the 2006 Plan have terms from 7 to 10 years.  Certain options vest immediately and others vest over a term up to 4 to 5 years.

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

A summary of stock options for the six months ended February 28, 2011 is as follows:

For the Six Months Ended February 28, 2011	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (a)
Options Outstanding -September 1, 2010	413,333	$1.13
Options Granted	20,000	$1.04
Options Exercised	-	-
Options Forfeited or Expired	(1,000)	$1.31

Options Outstanding - February 28, 2011	432,333	$1.13	5.57 years	$28,733

Options Exercisable - February 28, 2011	378,958	$1.13	5.42 years	28,733

(a)	Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the three or six months ended February 28, 2011.

For the three and six month periods ended February 28, 2011 and 2010, the Company issued 20,000 and -0- stock options, respectively.  There were no stock options issued during the three months ended November 30, 2010 and 20,000 stock options issued during the three months ended February 28, 2011. The following assumptions were used to value stock options issued during the three months ended February 28, 2011:

2011
Weighted-Average Fair Value	$0.70
Assumptions
Expected Volatility	90.26%
Expected Term	5 years
Expected Forfeiture Rate	0%
Dividend Yield	0%
Risk-Free Interest Rate	1.53%

Non-vested Stock (Restricted Stock)

The following table summarizes the Company’s restricted stock activity during the six months ended February 28, 2011:

For the Six Months Ended February 28, 2011	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2010	870,916	$1.06
Granted	199,882	$0.99
Vested	(320,916)	$1.06	$349,670	(a)
Forfeited	-	-
Nonvested - February 28, 2011	749,882	$1.04	$487,423	(b)

(a)
The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting,  which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of February 28, 2011, which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the Over-the-Counter Bulletin Board on the date of grant over the vesting period on a straight-line basis.

Stock Options and Non-vested Stock

Stock-based compensation costs related to the 2006 Plan totaled $136,276 and $188,512 for the three months ended February 28, 2011 and 2010, respectively, and $281,447 and $274,415 for the six months ended February 28, 2011 and 2010, respectively.  As of February 28, 2011, the Company had $477,000 of unrecognized compensation cost related to the 2006 Plan.  The unrecognized compensation cost is expected to be recognized over a remaining period of 4 years.

5.  Warrants

On August 2, 2010, the Company entered into a letter agreement (the “Letter Agreement”) with DARR Westwood LLC (the “Investor”), pursuant to which, among other things, (a) the Investor agreed (i) to certain transfer restrictions on shares of Common Stock owned by the Investor, which are described below, and (ii) to transfer to the Company for cancellation the existing warrant owned by the Investor to purchase 8% of the outstanding Common Stock on a fully diluted basis, and (b) the Company issued to the Investor a warrant (the “Warrant”) to purchase up to an aggregate of 1,401,733  shares of common stock, par value $.01 per share, of the Company (“Common Stock”) at an exercise price of $2.11 per share. The Investor’s sole member is Dinesh R. Desai, the Company’s Chairman, Chief Executive Officer and President.  For further information on Warrants, refer to the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.

The Warrant entitles the Investor to purchase 1,401,733 shares of Common Stock at $2.11 per share and expires on August 2, 2015. The Warrant also contains provisions for cashless exercise and weighted average anti-dilution protection for subsequent issuances or deemed issuances of Common Stock by the Company for consideration per share less than the per share exercise price of the Warrant in effect immediately prior to such issuance or deemed issuance. In connection with this issuance of warrants and compliance with ASC Topic 815 “Derivates and Hedging,” the Company recorded a liability on August 2, 2010 of $916,000. At February 28, 2011 and August 31, 2010, the net liability recorded on the balance sheet was $481,000 and $910,000, respectively.  The Company recorded (income) expense on its consolidated results of operations of ($455,000) and $-0- for three months ended February 28, 2011 and 2010 and ($429,000) and $-0- for the six months ended February 28, 2011 and 2010, respectively, as a result of adjusting the warrant liability to fair value.  As a result of the Company’s stock being thinly traded, there may continue to be adjustments associated with fair valuing the warrant liability in future periods.

6.  Line of Credit

The Company, Emtec NJ, Emtec LLC, Emtec Federal, EGS LLC, Luceo, eBAS, Aveeva EIS-US, KOAN-IT US, SDI, Dinero and Covelix (collectively, the “Borrower”), have a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender provides the Borrower with a revolving credit loan and floor plan loan (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender and 40% of all other unsold inventory. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility.

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

On December 7, 2010, the Borrower entered into a Second Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Second Amendment”) with the Lender, pursuant to which the Lender has agreed to extend the term of the Credit Facility from December 7, 2010 until December 7, 2012 and to make certain other amendments to the Credit Facility, including the following:

•
The Second Amendment changed the total facility amount by temporarily increasing it to $40.6 million.  This amendment was effective until January 31, 2011, at which time the total facility amount returned to its previous level of $32.0 million.

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

In addition, by executing the Second Amendment, EIS-US, KOAN-IT US and SDI each joined the Credit Documents as a Borrower and granted the Lender a security interest in all of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.  EIS-US pledged 100% of the outstanding shares of its domestic subsidiary, KOAN-IT US, and 65% of the outstanding shares of the Company's Canadian subsidiary, Emtec Infrastructure Services Canada Corporation.  Emtec Federal, Inc. pledged 100% of the outstanding shares of its domestic subsidiary, SDI, and the Company pledged 100% of the outstanding shares of its domestic subsidiary, EIS-US.

On March 11, 2011, the Borrower entered into a Third Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Third Amendment”) with the Lender, pursuant to which Dinero and Covelix each joined the Credit Documents as a Borrower and granted the Lender a security interest in all of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.

The Company had balances of $16.7 million and $16.0 million outstanding under the revolving portion of the Credit Facility, and balances of $813,000 and $3.4 million (included in the Company’s accounts payable) outstanding plus $63,000 and $723,000 in open approvals under the floor plan portion of the Credit Facility at  February 28, 2011 and August 31, 2010, respectively. Net availability was $2.8 million and $6.8 million under the revolving portion of the Credit Facility as of February 28, 2011 and August 31, 2010, respectively.

As of February 28, 2011, the Company determined that it was in compliance with its financial covenants under the Credit Facility.

7.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, consist of the following (in thousands):

	For the Three Months Ended
	February 28, 2011		February 28, 2010
Departments of the U.S. Government	$13,848	30.0%	$15,514	43.0%
Canadian Government Agencies	392	0.8%	372	1.0%
State and Local Governments	1,542	3.3%	1,079	3.0%
Commercial Companies	12,831	27.8%	11,886	32.9%
Education and other	17,518	38.0%	7,252	20.1%
Total Revenues	$46,130	100.0%	$36,103	100.0%

	For the Six Months Ended
	February 28, 2011		February 28, 2010
Departments of the U.S. Government	$60,088	48.9%	$56,914	51.9%
Canadian Government Agencies	1,310	1.1%	721	0.7%
State and Local Governments	2,255	1.8%	2,136	1.9%
Commercial Companies	26,248	21.3%	25,485	23.2%
Education and other	33,098	26.9%	24,424	22.3%
Total Revenues	$122,999	100.0%	$109,680	100.0%

The Company reviews a client’s credit history before extending credit.  The Company does not require collateral or other security to support credit sales. The Company provides an allowance for doubtful accounts based on the credit risk of specific clients, historical experience and other identified risks. Trade receivables are carried at original invoice less an estimate made for doubtful receivables, based on review by management of all outstanding amounts on a periodic basis.  Trade receivables are considered delinquent when payment is not received within standard terms of sale, and are charged-off against the allowance for doubtful accounts when management determines that recovery is unlikely and ceases its collection efforts.

The trade account receivables consist of the following (in thousands):

	February 28,	August 31,
	2011	2010
Trade receivables	$30,432	$36,628
Allowance for doubtful accounts	(476)	(366)
Trade receivables, net	$29,956	$36,262

Trade receivables include $2.4 million and $2.2 million of unbilled revenue as of February 28, 2011 and August 31, 2010, respectively.

Sales to one education client in the southeastern United States accounted for approximately $14.3 million or 39.6% for the three months ended February 28, 2011. The same customer accounted for approximately $4.6 million or 15.5% of the Company’s total revenues for the three months ended February 28, 2010.

Sales to one education client in the southeastern United States and to a department of the U.S. Government accounted for approximately $27.4 million or 25.0% and $17.3 million or 15.7% of the Company’s total revenues for the six months ended February 28, 2011, respectively. The same customers accounted for approximately $15.5 million or 14.3%, and $11.3 million or 10.4% of the Company’s total revenues for the six months ended February 28, 2010, respectively.

Trade receivables due from an education client in the southeastern United States and one of the departments of the U.S. Government accounted for approximately 19.4% and 2.7%, respectively, of the Company’s trade receivables as of February 28, 2011. The same clients accounted for approximately 18.2% and 1.3%, respectively of the Company’s trade receivable as of August 31, 2010.

8.  Inventories

Inventories are stated at the lower of average cost or market. Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies. At February 28, 2011 and August 31, 2010, inventories consisted of the following (in thousands):

	February 28,	August 31,
	2011	2010
Hardware, software, accessories and parts	$3,118	$1,759
Inventory reserve	(235)	(244)
Net inventories	$2,883	$1,515

9.  Accrued Liabilities

At February 28, 2011 and August 31, 2010, accrued liabilities consisted of the following (in thousands):

	February 28, 2011	August 31, 2010
Accrued payroll	$2,822	$4,156
Accrued commissions	288	389
Accrued state sales taxes	59	84
Accrued third-party service fees	12	181
Other accrued expenses	4,170	3,217
	$7,351	$8,027

10.  Capital Lease

The following is an analysis of the leased property under capital lease by major classes (in thousands):

	Asset Balances at
	February 28, 2011	August 31, 2010
Computer equipment	$47	$-
Software	422	-
	468	-
Less: accumulated amortization (a)	-	-
Leased property under capital lease, net	$468	$-

(a)	As of February 28, 2011, the lease property under capital lease had not yet been placed in service.

The following is a schedule of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of February 28, 2011 (in thousands):

Years ending August 31,
2011	$82
2012	164
2013	164
2014	55
2015	-
Future minimum lease payments	465
Less: amounts representing interest at 3.35% per annum	(22)
Present value of future minimum lease payments	443
Less: current portion of capital lease obligation	(100)
Capital lease obligation, net of current portion	$343

11.  Related Party Transactions

The Company leases warehouse and office space from related parties.  The aggregate expense for these lease arrangements during the three months ended February 28, 2011 and 2010 was $194,000 and $157,000, respectively.  During the six months ended February 28, 2011 and 2010, the aggregate expense for these lease arrangements was $388,000 and $311,000, respectively.

12.  Legal Proceedings

In December 2007, the Company received a subpoena issued by the General Services Administration Office of Inspector General ("OIG"), as part of an ongoing, industry-wide investigation.  The Company produced documents and data in response to the subpoena to the OIG during 2008.  In October 2010, the Company learned that it had been named as a defendant in a qui tam case alleging violations of the Trade Agreements Act.  This case, designated United States ex rel. Folliard v. Synnex Corporation et al., was filed under seal in the United States District Court for the District of Columbia.  Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation.  These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits.  The United States government declined to intervene in the matter on May 27, 2010.  Nonetheless, the Company can provide no assurance that the government will not intervene in this case in the future or in any other qui tam suit against the Company in the future.   The Company filed a motion to dismiss the lawsuit on December 10, 2010.  At this time, the Company is unable to predict the timing and outcome of this matter.

In addition, the Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business.  Except as set forth above, the Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

13.  Segment Information

The Company provides segment financial information in accordance with ASC Topic 280 “Segment Reporting”.  The Company’s business activities are divided into two business segments, EIS and EGS. EIS consists of the Systems Division, which includes Emtec NJ, Emtec LLC, Emtec Federal and the business service management solutions offered by the ITSM practice, the Oracle practice, and the Federal applications business. EGS is the Company’s enterprise applications services solutions and training business including its ERP and Application Development practice and its Business Analysis and Quality Assurance Practice.  The accounting policies of our segments are the same as those described in Note 2 and there are no material intersegment transactions.

Summarized financial information relating to the Company’s operating segments is as follows (in thousands):

	(Unaudited)
	February 28,	August 31,
	2011	2010
Identifiable Assets:
EIS	$59,614	$61,501
EGS	11,534	12,771
Total Assets	$71,148	$74,272

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	(Unaudited)		(Unaudited)

	2011	2010	2011	2010
Revenues
EIS	$39,165	$29,179	$108,510	$95,009
EGS	6,965	6,924	14,489	14,671
Total Revenue	$46,130	$36,103	$122,999	$109,680

Gross profit
EIS	$6,448	$4,708	$15,659	$13,882
EGS	1,302	1,194	2,637	2,564
Gross profit	$7,750	$5,902	$18,296	$16,446

Depreciation and amortization
EIS	$508	$342	$983	$711
EGS	228	229	457	456
Depreciation and amortization	$736	$571	$1,440	$1,167

Operating income (loss)
EIS	$(737)	$(1,173)	$650	$1,237
EGS	88	(94)	173	12
Operating income (loss)	$(649)	$(1,267)	$823	$1,249

Interest and other expense
EIS	$162	$99	$238	$170
EGS	52	53	106	108
Interest and other expense	$214	$152	$344	$278

Income tax expense (benefit)
EIS	$(473)	$(523)	$83	$435
EGS	37	(46)	94	(22)
Income tax expense (benefit)	$(436)	$(569)	$177	$413

Net income (loss)
EIS	$(426)	$(749)	$329	$632
EGS	(1)	(101)	(27)	(74)
Net income (loss)	$(427)	$(850)	$302	$558

Capital expenditures
EIS	$384	$117	$693	$206
EGS	4	5	7	45
Capital expenditures	$388	$122	$700	$251

14.  Subsequent Event

On March 1, 2011, EGS LLC acquired all of the outstanding stock of Covelix, Inc. (“Covelix”). Covelix’s accounts will be included in future consolidated financial statements of the Company.  The purchase allocation for this transaction has not yet been completed.

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

Overview of Emtec

We are an IT services provider and we deliver consulting, application services, and infrastructure services to public sector and commercial clients.  The Company’s client base is comprised of departments of the United States and Canada’s federal, state/provincial and local governments, schools, and commercial businesses throughout the United States and Canada.

Consolidated Statements of Operations for the Three Months Ended February 28, 2011 compared with the Three Months Ended February 28, 2010.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended February 28,
	2011	2010	Change	%
Revenues
Procurement services	$28,557	$23,275	$5,282	22.7%
Service and consulting	17,573	12,828	4,745	37.0%
Total Revenues	46,130	36,103	10,027	27.8%

Cost of Sales
Cost of procurement services	25,583	21,036	4,547	21.6%
Cost of service and consulting	12,797	9,165	3,632	39.6%
Total Cost of Sales	38,380	30,201	8,179	27.1%

Gross Profit
Procurement services	2,974	2,239	735	32.8%
Procurement services %	10.4%	9.6%

Service and consulting	4,776	3,663	1,113	30.4%
Service and consulting %	27.2%	28.6%

Total Gross Profit	7,750	5,902	1,848	31.3%
Total Gross Profit %	16.8%	16.3%

Operating expenses:
Selling, general, and administrative expenses	7,970	6,409	1,561	24.3%
Stock-based compensation	148	189	(41)	(21.5)%
Warrant liability adjustment	(455)	-	(455)	N/A
Depreciation and amortization	736	571	165	28.9%
Total operating expenses	8,399	7,169	1,230	17.2%
Percent of revenues	18.2%	19.9%

Operating loss	(649)	(1,267)	618	(48.8)%
Percent of revenues	-1.4%	-3.5%

Other expense (income):
Interest income – other	(5)	(5)	-	0.0%
Interest expense	219	159	60	37.7%
Other	-	(2)	2	NM

Loss before income tax benefit	(863)	(1,419)	556	(39.2)%
Income tax benefit	(436)	(569)	133	(23.4)%
Net loss	$(427)	$(850)	$423	(49.8)%
Percent of revenues	-0.9%	-2.4%

Consolidated Results of Operations Overview

Management examines numerous measures when analyzing the results of our operations.  Our objective is to grow the overall revenues, gross profit margins and operating profits of the Company.

We have diversified our business and attempted to grow our consulting services revenues, and in particular our applications services revenues, with the goal of causing our overall gross profits to increase.  However, from time to time, we may invest in additional staff to deliver services and may have a change in the mix of services we provide, causing gross profits to fluctuate.  We pay our sales employees a base salary, commissions and bonuses.  Typically, our incentives to sales people are based on gross profit.  If we hire new sales personnel, we could see temporary increases in selling costs as a percentage of gross profit.  However, over the long-term, we expect our selling costs to grow less quickly than gross profit, thereby decreasing selling costs as a percentage of total gross profits.  From time to time, we may incur additional general and administrative to enable us to grow our revenue more quickly as market conditions improve, but as we grow, we expect our general and administrative costs to decrease as a percentage of revenue and gross profit.

As the Company increases its consulting services revenues, we expect to focus increasingly on measures such as average billing rates, utilization rates, hours billed and hourly consulting costs.  While we do not publicly report these metrics, we analyze these figures to monitor trends that will enable us to make more effective decisions.  We are investing in internal systems in order to be able to provide these metrics more quickly to our management.

We currently categorize our revenues and costs of sales into “Procurement Services” and “Services and Consulting.”  We have made the categorizations in order to analyze our growth in consulting and other services as a percentage of overall revenues.  Traditionally, we have divided our business into two segments. Emtec Infrastructure Services (“EIS”) provides a broad range of IT solutions for our clients.  Emtec Global Services (“EGS”) was originally formed to provide IT application consulting and other services.  However, as cross-selling has increased and our existing clients have purchased many of our consulting services, we have decided to change EGS’s role to training our consultants, providing a resource pool for our project teams, and staffing services, primarily in our application services practices.  Therefore, we are seeing an increase in consulting and other services in our EIS segment that include services previously performed by EGS.  In addition to being proficient in a wide array of technologies, our application services consultants are skilled in business process improvement through the use of technology.

For the three months ended February 28, 2011 compared with the three months ended February 28, 2010, total revenue increased by $10.0 million or 27.8% to $46.1 million.  Similarly, total gross profit increased by $1.8 million or 31.3% to $7.8 million.  Overall, gross margin percentage had only a minor increase to 16.8% from 16.3% for the same period in the prior year.  Procurement services gross margin increased by 0.8% from 9.6% to 10.4% but was partially offset by a decrease in service and consulting gross margin of 1.4% from 28.6% to 27.2% that was mainly due to a shift in the mix of services we are performing and an investment in additional services.  The operating loss decreased by $618,000 or 48.8% to $649,000 and the net loss also decreased by $423,000 or 49.8% to $427,000.  Approximately $500,000 of the operating loss decrease is due to the positive effects of non-cash based stock incentive and warrant fair value changes.

We discuss the results of each segment below.

Results of Operations -EIS

EIS serves departments of the U.S. Government, Canadian government agencies, state and local governments, education markets, and commercial companies.

Our business has been seasonal in past years. While we have taken steps to alleviate this seasonality, our Federal and Education clients typically purchase less of our procurement services in this second quarter.  In the past, the diversification of our customer base in our commercial, state and local practices has alleviated some of this seasonality.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our EIS results of operations for the three months ended February 28, 2011 and 2010.

EIS
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended February 28,
	2011	2010	Change	%
Revenues
Procurement services	$28,557	$23,275	$5,282	22.7%
Service and consulting	10,608	$5,904	4,704	79.7%
Total Revenues	39,165	29,179	9,986	34.2%

Cost of Sales
Cost of procurement services	25,583	21,036	4,547	21.6%
Cost of service and consulting	7,134	3,435	3,699	107.7%
Total Cost of Sales	32,717	24,471	8,246	33.7%

Gross Profit
Procurement services	2,974	2,239	735	32.8%
Procurement services %	10.4%	9.6%

Service and consulting	3,474	2,469	1,005	40.7%
Service and consulting %	32.7%	41.8%

Total Gross Profit	6,448	4,708	1,740	37.0%
Total Gross Profit %	16.5%	16.1%

Operating expenses:
Selling, general, and administrative expenses	6,984	5,350	1,634	30.5%
Stock-based compensation	148	189	(41)	(21.5)%
Warrant liability adjustment	(455)	-	(455)	0.0%
Depreciation and amortization	508	342	166	48.5%
Total operating expenses	7,185	5,881	1,304	22.2%
Percent of revenues	18.3%	20.2%

Operating loss	(737)	(1,173)	436	(37.1)%
Percent of revenues	(1.9)%	(4.0)%

Other expense (income):
Interest income – other	(4)	(5)	1	20.0%
Interest expense	166	104	62	59.6%

Loss before income tax benefit	(899)	(1,272)	373	(29.3)%
Income tax benefit	(473)	(523)	50	(9.6)%
Net loss	$(426)	$(749)	$323	(43.1)%
Percent of revenues	(1.1)%	(2.6)%

Comparison of the Three Months Ended February 28, 2011 and 2010 - EIS

Revenues - EIS

EIS division’s total revenues increased $10.0 million, or 34.2%, to $39.2 million for the three months ended February 28, 2011, compared to $29.2 million for the three months ended February 28, 2010.  EIS division’s total revenue includes revenues from the Company’s Systems Division, the ITSM practice, the Federal application services development practice of SDI which was acquired June 4, 2010 and the Oracle practice of Dinero which was acquired February 3, 2011.  Without the impact of the acquisitions of SDI and Dinero, total 2011 revenues for the three months ended February 28, 2011 would have decreased by $2.1 million to $37.1 million.

Procurement services revenue increased $5.3 million, or 22.7%, to $28.6 million for the three months ended February 28, 2011, compared to $23.3 million for the three months ended February 28, 2010.

Service and consulting revenue increased $4.7 million, or 79.7%, to $10.6 million for the three months ended February 28, 2011, compared to $5.9 million for the three months ended February 28, 2010. This increase is mainly attributable to acquisitions and organic growth of service and consulting revenue.

Our EIS division’s revenues, by client type, are comprised of the following (in thousands):

	For the Three Months Ended
	February 28, 2011		February 28, 2010
Departments of the U.S. Government	$13,848	35.4%	$15,514	53.1%
Canadian Government Agencies	392	1.0%	372	1.3%
State and Local Governments	1,541	3.9%	1,079	3.7%
Commercial Companies	5,866	15.0%	4,962	17.0%
Education and other	17,518	44.7%	7,252	24.9%
Total Revenues	$39,165	100.0%	$29,179	100.0%

During the quarters ended February 28, 2011 and 2010, U.S. governmental department- and agency- related revenues represented approximately 35.4% and 53.1% of total EIS revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture and Department of Commerce. Revenues from various civilian and military U.S. governmental departments and agencies decreased by approximately $1.7 million, or 10.7%, to $13.8 million during the three months ended February 28, 2011 compared to $15.5 million for the three months ended February 28, 2010.  The decrease can be attributable to variability in projects from year to year.

Revenues from state and local governments increased $462,000 or 42.8% to $1.5 million.  However, the state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies primarily in the State of New Jersey. Until tax revenues increase in state and local governments, we do not anticipate a significant amount of growth from these clients.

Revenues from commercial clients increased $904,000 for the three months ended February 28, 2011, from $5.0 million to $5.9 million.  We have made investments to reposition our sales force to sell more services, long-term projects and managed services to our commercial clients.  We expect to see continued growth in the commercial sector as the economy continues its recovery and we are able to offer our clients a wider range of services.

During the three months ended February 28, 2011, revenues from our education business increased by approximately $10.3 million compared with the three months ended February 28, 2010. This increase is due to timing of various projects in the school districts we serve.

Gross profit - EIS

Aggregate gross profit for our EIS division increased $1.7 million, or 37.0%, to $6.4 million for the three months ended February 28, 2011 as compared to $4.7 million for the three months ended February 28, 2010. This increase is primarily related to an increase in our higher margin service and consulting revenues and the acquisitions of SDI and Dinero that primarily generate service and consulting revenue.  If the acquisitions of SDI and Dinero were not included for the three months ended February 28, 2011, aggregate gross profit for EIS division would have decreased by $659,000 to $5.8 million.

Measured as a percentage of revenues, our gross profit margin for our EIS division increased to 16.5% of our EIS division’s revenues for the three months ended February 28, 2011 from 16.1% for the three months ended February 28, 2010. This increase is primarily due to an increase of our EIS division’s revenue, specifically higher margin service and consulting revenue.

Selling, general and administrative expenses -EIS

Corporate expenses are primarily recorded in our EIS segment. Selling, general and administrative expenses for our EIS division increased by $1.6 million, or 30.5% to $7.0 million for the three months ended February 28, 2011, compared to $5.4 million for the three months ended Febuary 28, 2010.  EIS division’s selling, general and administrative expenses includes selling, general and administrative expenses from Systems Division, the ITSM practice, the Federal application development practice of  SDI, and the Oracle practice of Dinero.  If the recent acquisitions of SDI and Dinero were excluded from selling, general and administrative expenses for the three months ended February 28, 2011, the increase in selling, general and administrative expenses for the period would have been $1.0 million.  The balance of the increase is related investments in sales personnel and sales managers to expand our Federal, Education and Commercial revenues as well as merger and acquisition expenses associated with a recent acquisition completed in March 2011.

Stock-based compensation

Stock-based compensation for our EIS division decreased by $41,000, or 21.5% to $148,000 for the three months ended February 28, 2011, compared to $189,000 for the three months ended February 28, 2010.  The decrease is the result of vesting of a reduced number of restricted stock grants to employees during the three months ended February 28, 2011 as compared to the three months ended February 28, 2010.

Warrant liability adjustment

Warrant liability adjustment for our EIS division was $(455,000) for the three months ended February 28, 2011 as compared to $-0- for the three months ended February 28, 2010.  This adjustment relates to the stock warrants issued to our majority stockholder in August 2010. This warrant will continue to be “marked-to-market” each reporting period, which could result in large fluctuations in income or expense on the statement of operations in future periods related to this non-cash charge.

Depreciation and amortization - EIS

Depreciation and amortization expense for our EIS division increased by 48.5%, or $166,000, to $508,000 for the three months ended February 28, 2011, compared to $342,000 for the three months ended February 28, 2010.  The increase for the three months ended February 28, 2011 is primarily attributable to the amortization of intangible assets in connection with the recent acquisitions of SDI and Dinero.

Operating loss – EIS

The operating loss for our EIS division for the three months ended February 28, 2011 improved by 37.1%, or $436,000, to a loss of $737,000, compared to an operating loss of $1.2 million for the quarter ended February 28, 2010. This decrease in operating loss is mainly attributable to an increase in revenue and gross profit as discussed in the “Revenues – EIS” and “Gross profit – EIS” sections above.

Interest expense - EIS

Interest expense for the EIS division increased by 59.6%, or $62,000, to $166,000 for the three months ended February 28, 2011, compared to $104,000 for the three months ended February 28, 2010.  This increase is primarily attributable to higher balances on the Credit Facility.

Income tax benefit - EIS

We recorded an income tax benefit of $473,000 for the three months ended February 28, 2011 as compared to a benefit of $523,000 for the three months ended February 28, 2010. The effective benefit rate was 52.6% for the three months ended February 28, 2011 as compared to 41.1% for the three months ended February 28, 2010. The higher effective benefit rate in the six months ended February 28, 2011 was primarily the result of the warrant liability adjustment that is a permanent difference for tax purposes.  The warrant liability adjustment was partially offset by other permanent differences related to certain expenses including meals and entertainment and legal fees associated with the Covelix acquisition.

Results of Operations –EGS

Most of the clients EGS serves are commercial clients.  While our consultants are typically working on long- term projects, we believe that current economic conditions continue to impact our ability to sell services the way these businesses had typically operated before we acquired them.  In addition, it has been our intention to convert these businesses to a new sales model and cross-sell their services across our organization.  We have also defined four practices within EGS that we are starting to sell as full service practice offerings using projects as opposed to typical staff augmentation.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for EGS for the three months ended February 28, 2011 and 2010.

EGS
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended February 28,
	2011	2010	Change	%
Revenues
Service and consulting	$6,965	$6,924	$41	0.6%
Total Revenues	6,965	6,924	41	0.6%

Cost of Sales
Cost of service and consulting	5,663	5,730	(67)	(1.2)%
Total Cost of Sales	5,663	5,730	(67)	(1.2)%

Gross Profit
Service and consulting	1,302	1,194	108	9.0%
Service and consulting %	18.7%	17.2%

Total Gross Profit	1,302	1,194	108	9.0%
Total Gross Profit %	18.7%	17.2%

Operating expenses:
Selling, general, and administrative expenses	986	1,059	(73)	(6.9)%
Depreciation and amortization	228	229	(1)	(0.4)%
Total operating expenses	1,214	1,288	(74)	(5.7)%
Percent of revenues	17.4%	18.6%

Operating income (loss)	88	(94)	182	(193.6)%
Percent of revenues	1.3%	-1.4%

Other expense (income):
Interest income – other	(1)	-	(1)	N/A
Interest expense	53	55	(2)	(3.6)%
Other	-	(2)	2	(100.0)%

Income (loss) before income tax expense (benefit)	36	(147)	183	(124.5)%
Income tax expense (benefit)	37	(46)	83	(180.4)%
Net loss	$(1)	$(101)	$100	(99.0)%
Percent of revenues	(0.0)%	(1.5)%

Comparison of the Three Months Ended February 28, 2011 and 2010 - EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  EGS division’s total revenues remained flat at $6.9 million for the three months ended February 28, 2011 compared to 2010.  Most of the clients EGS serves are commercial clients and we believe that the stagnant revenue growth in our commercial business for the three months ended February 28, 2011 is primarily attributed to the current economic conditions and resultant pricing pressures.

Gross profit - EGS

EGS division’s gross profit increased $108,000 or 9.0%, to $1.3 million for the three months ended February 28, 2011, compared to $1.2 million for the three months ended February 28, 2010.

Measured as percentages of revenue, our gross profit margin for the EGS division increased to 18.7% of our EGS division’s revenues for the three months ended February 28, 2011 from 17.2% for the three months ended February 28, 2010. We believe this increase can be attributed to higher utilization of our consultants.

Selling, general and administrative expenses - EGS

EGS division’s selling, general and administrative expenses decreased $73,000, or 6.9%, to $986,000 for the three months ended February 28, 2011, compared to $1.1 million for the three months ended February 28, 2010. This decrease in selling, general and administrative expenses is primarily attributable to restructuring of expenses in this business including compensation, recruiting, business insurance, rent, and other various expense categories, which was partially offset by approximately $40,000 in bad-debt expense.

Depreciation and amortization - EGS

EGS division’s depreciation and amortization expense decreased $1,000, or 0.4%, to $228,000 for the three months ended February 28, 2011, compared to $229,000 for the three months ended February 28, 2010.

Operating income (loss) - EGS

Operating income for our EGS division for the three months ended February 28, 2011 was $88,000, compared to an operating loss of $94,000 for the three months ended February 28, 2010.  The increase in operating income for the three months ended February 28, 2011 is related to increase in gross profit and a decrease in selling, general and administrative expenses as discussed above.

Interest expense - EGS

Interest expense for our EGS division for the three months ended February 28, 2011 decreased by 3.6%, or $2,000, to $53,000 compared to interest expense of $55,000 for the three months ended February 28, 2010. This is primarily attributable to a lower average interest rate charged on the Credit Facility.

Income tax expense (benefit) – EGS

We recorded an income tax expense of $37,000 for the three months ended February 28, 2011 as compared to an income tax benefit of $46,000 for the three months ended February 28, 2010.  For the three months ended February 28, 2011, we had pre-tax income of $36,000, yet had tax expense of $37,000.  This was primarily the result of the effect of permanently non-deductible expenses on a smaller pre-tax income base.

Consolidated Statements of Operations for the Six Months Ended February 28, 2011 compared with the Six Months Ended February 28, 2010.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Six Months Ended February 28,
	2011	2010	Change	%
Revenues
Procurement services	$88,737	$82,657	$6,080	7.4%
Service and consulting	34,262	27,023	7,239	26.8%
Total Revenues	122,999	109,680	13,319	12.1%

Cost of Sales
Cost of procurement services	79,762	74,209	5,553	7.5%
Service and consulting	24,941	19,025	5,916	31.1%
Total Cost of Sales	104,703	93,234	11,469	12.3%

Gross Profit
Procurement services	8,975	8,448	527	6.2%
Procurement services %	10.1%	10.2%

Service and consulting	9,321	7,998	1,323	16.5%
Service and consulting %	27.2%	29.6%

Total Gross Profit	18,296	16,446	1,850	11.2%
Total Gross Profit %	14.9%	15.0%

Operating expenses:
Selling, general, and administrative expenses	16,169	13,756	2,413	17.5%
Stock-based compensation	293	274	19	6.8%
Warrant liability adjustment	(429)	-	(429)	0.0%
Depreciation and amortization	1,440	1,167	273	23.4%
Total operating expenses	17,473	15,197	2,276	15.0%
Percent of revenues	14.2%	13.9%

Operating income	823	1,249	(426)	(34.1)%
Percent of revenues	0.7%	1.1%

Other expense (income):
Interest income – other	(8)	(16)	8	(50.0)%
Interest expense	337	303	34	11.2%
Other	15	(9)	24	(266.7)%

Income before income tax expense	479	971	(492)	(50.7)%
Income tax expense	177	413	(236)	(57.1)%
Net income	$302	$558	$(256)	(45.9)%
Percent of revenues	0.2%	0.5%

Results of Operations -EIS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our EIS Results of Operations for the six months ended February 28, 2011 and 2010.

EIS
STATEMENTS OF OPERATIONS
(In thousands)

	Six Months Ended February 28,
	2011	2010	Change	%
Revenues
Procurement services	$88,737	$82,657	$6,080	7.4%
Service and consulting	19,773	12,352	7,421	60.1%
Total Revenues	108,510	95,009	13,501	14.2%

Cost of Sales
Cost of procurement services	79,762	74,209	5,553	7.5%
Service and consulting	13,089	6,918	6,171	89.2%
Total Cost of Sales	92,851	81,127	11,724	14.5%

Gross Profit
Procurement services	8,975	8,448	527	6.2%
Procurement services %	10.1%	10.2%

Service and consulting	6,684	5,434	1,250	23.0%
Service and consulting %	33.8%	44.0%

Total Gross Profit	15,659	13,882	1,777	12.8%
Total Gross Profit %	14.4%	14.6%

Operating expenses:
Selling, general, and administrative expenses	14,162	11,660	2,502	21.5%
Stock-based compensation	293	274	19	6.8%
Warrant liability adjustment	(429)	-	(429)	N/A
Depreciation and amortization	983	711	272	38.3%
Total operating expenses	15,009	12,645	2,364	18.7%
Percent of revenues	13.8%	13.3%

Operating income	650	1,237	(587)	(47.4)%
Percent of revenues	0.6%	1.3%

Other expense (income):
Interest income – other	(7)	(16)	9	(56.3)%
Interest expense	230	191	39	20.4%
Other	15	(5)	20	(400.0)%

Income before income tax expense	412	1,067	(655)	(61.4)%
Income tax expense	83	435	(352)	(80.9)%
Net income	$329	$632	$(303)	(47.9)%
Percent of revenues	0.3%	0.7%

Comparison of the Six Months Ended February 28, 2011 and 2010 - EIS

Revenues - EIS

EIS division’s total revenues increased $13.5 million, or 14.2%, to $108.5 million for the six months ended February 28, 2011, compared to $95.0 million for the six months ended February 28, 2010.    Without the impact of the recent acquisitions of SDI and Dinero, total 2011 revenues for the six months ended February 28, 2011 would have decreased by $3.7 million to $104.8 million.

Procurement services revenue increased $6.1 million, or 7.4%, to $88.7 million for the six months ended February 28, 2011, compared to $82.7 million for the six months ended February 28, 2010.

Service and consulting revenue increased $7.4 million, or 60.1%, to $19.8 million for the six months ended February 28, 2011, compared to $12.4 million for the six months ended February 28, 2010.  This increase is mainly attributable to recent acquisitions and organic growth of service and consulting revenue.

Our EIS division’s revenues, by client type, are comprised of the following (in thousands):

	For the Six Months Ended
	February 28, 2011		February 28, 2010
Departments of the U.S. Government	$60,088	55.4%	$56,915	59.9%
Canadian Government Agencies	1,309	1.2%	721	0.8%
State and Local Governments	2,255	2.1%	2,136	2.2%
Commercial Companies	11,759	10.8%	10,813	11.4%
Education and other	33,098	30.5%	24,424	25.7%
Total Revenues	$108,510	100.0%	$95,009	100.0%

During the quarter ended February 28, 2011 and 2010, U.S. governmental department- and agency- related revenues represented approximately 55.4% and 59.9% of total EIS revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture and Department of Commerce. Revenues from various civilian and military U.S. governmental departments and agencies increased by approximately $3.2 million, or 5.6%, to $60.1 million during the six months ended February 28, 2011 compared to $56.9 million for the six months ended February 28, 2010.  The increase is related to a restructuring of the federal sales force to focus more on services and multi-year awards as well as increased service and consulting.

Revenues from state and local governments increased approximately $119,000 or 5.6% to $2.3 million for the six months ended February 28, 2011.  However, the state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies, primarily in the State of New Jersey. Until tax revenues increase in state and local governments, we do not anticipate a significant amount of growth from these clients.

Revenues from commercial clients increased $946,000 for the six months ended February 28, 2011, from $10.8 million to $11.8 million.  We have made investments to reposition our sales force to sell more services, long-term projects and managed services to our commercial clients.  We expect to see continued growth in the commercial sector as the economy continues its recovery and we are able to offer our clients a wider range of services.

During the six months ended February 28, 2011, revenues from our education business increased by approximately $8.7 million compared with the six months ended February 28, 2010. This increase is attributable primarily to timing of various projects in the school districts we serve.

Gross profit – EIS

Aggregate gross profit for our EIS division increased $1.8 million, or 12.8%, to $15.7 million for the six months ended February 28, 2011 as compared to $13.9 million for the six months ended February 28, 2010. This increase is primarily related to an increase in our higher margin service and consulting revenues as well as our recent acquisitions that primarily generated service and consulting revenue.  If the recent acquisitions were not included for the six months ended February 28, 2011, aggregate gross profit for EIS division in 2011 would have decreased by $1.3 million to $14.4 million.

Measured as a percentage of revenues, our gross profit margin for our EIS division decreased to 14.4% of our EIS division’s revenues for the six months ended February 28, 2011 from 14.6% for the six months ended February 28, 2010. This decrease is primarily a result of additional staff hired in our Education business to prepare for increased demand that caused utilization of our consultants to decline.  A portion of this decrease in gross profit margin was increasing higher margin service and consulting revenue for the three months ended February 28, 2011.

Selling, general and administrative expenses -EIS

Corporate expenses are primarily recorded in our EIS segment. Selling, general and administrative expenses for our EIS division increased by $2.5 million, or 21.5% to $14.2 million for the six months ended February 28, 2011, compared to $11.7 million for the six months ended February 28, 2010.

If the recent acquisitions were excluded from selling, general and administrative expenses for the six months ended February 28, 2011, the increase in selling, general and administrative expenses for the period would have been $1.7 million.  The balance of the increase is related to investments in sales personnel and sales managers to expand our Federal, Education and Commercial revenue, merger and acquisition expenses associated with a recent acquisition completed in March 2011 and increased management information systems costs in conjunction with improving our IT systems to manage a larger IT services business.  Management has continued to invest in infrastructure and resources to build a much larger IT Services platform.

Stock-based compensation

Stock-based compensation for our EIS division increased by $19,000, or 6.8% to $293,000 for the six months ended February 28, 2011, compared to $274,000 for the six months ended February 28, 2010.

Warrant liability adjustment

Warrant liability adjustment for our EIS division was $(429,000) for the six months ended February 28, 2011 as compared to $-0- for the six months ended February 28, 2010.  This adjustment relates to the stock warrants issued to our majority stockholder in August 2010. This warrant will continue to be “marked-to-market” each reporting period, which could result in large fluctuations in income or expense on the statement of operations in future periods related to this non-cash charge.

Depreciation and amortization - EIS

Depreciation and amortization expense for our EIS division increased by 38.3%, or $272,000, to $983,000 for the six months ended February 28, 2011, compared to $711,000 for the six months ended February 28, 2010.  The increase for the six months ended February 28, 2011 is primarily attributable to the amortization of intangible assets in connection with the acquisitions of SDI and Dinero.

Operating income - EIS

Operating income for our EIS division for the six months ended February 28, 2011 decreased by 47.4%, or $587,000, to $650,000, compared to $1.2 million for the six months ended February 28, 2010.  This decrease in operating income is mainly attributable to an increase in overall operating expenses as discussed in the “Selling, general and administrative expenses” section above that was partially offset by revenue and gross profit increases as discussed in the “Revenue – EIS” and “Gross profit – EIS” sections above.

Interest expense - EIS

Interest expense for the EIS division increased by 20.4%, or $39,000, to $230,000 for the six months ended February 28, 2011, compared to $191,000 for the six months ended February 28, 2010.  This increase is primarily attributable to higher balances on the Credit Facility.

Income tax expense - EIS

We recorded income tax expense of $83,000 for the six months ended February 28, 2011 as compared to $435,000 for the six months ended February 28, 2010. The effective benefit rate was 20.1% for the six months ended February 28, 2011 as compared to an effective tax rate of 40.8% for the six months ended February 28, 2010. The lower effective benefit rate in the six months ended February 28, 2011 was primarily the result of the warrant liability adjustment that was partially offset by other permanent differences.

Results of Operations –EGS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our EGS Results of Operations for the six months ended February 28, 2011 and 2010.

EGS
STATEMENTS OF OPERATIONS
(In thousands)

	Six Months Ended February 28,
	2011	2010	Change	%
Revenues
Service and consulting	$14,489	$14,671	$(182)	(1.2)%
Total Revenues	14,489	14,671	(182)	(1.2)%

Cost of Sales
Cost of service and consulting	11,852	12,107	(255)	(2.1)%
Total Cost of Sales	11,852	12,107	(255)	(2.1)%

Gross Profit
Service and consulting	2,637	2,564	73	2.8%
Service and consulting %	18.2%	17.5%

Total Gross Profit	2,637	2,564	73	2.8%
Total Gross Profit %	18.2%	17.5%

Operating expenses:
Selling, general, and administrative expenses	2,007	2,096	(89)	(4.2)%
Depreciation and amortization	457	456	1	0.2%
Total operating expenses	2,464	2,552	(88)	(3.4)%
Percent of revenues	17.0%	17.4%

Operating income	173	12	161	1341.7%
Percent of revenues	1.2%	0.1%

Other expense (income):
Interest income – other	(1)	-	(1)	N/A
Interest expense	107	112	(5)	(4.5)%
Other	-	(4)	4	(100.0)%

Income (loss) before income tax expense (benefit)	67	(96)	163	(169.8)%
Income tax expense (benefit)	94	(22)	116	(527.3)%
Net loss	$(27)	$(74)	$47	(63.5)%
Percent of revenues	(0.2)%	(0.5)%

Comparison of the Six Months Ended February 28, 2011 and 2010 - EGS

Revenues – EGS

EGS division’s total revenues decreased $182,000, or 1.2%, to $14.5 million for the six months ended February 28, 2011, compared to $14.7 million for the six months ended February 28, 2010. This decline was caused by a 0.6% increase in hours billed and a 1.8% decrease in the average hourly billing rate during the six months ended February 28, 2011 compared with the corresponding period in 2010. The decrease in billable hours and rate is mainly due to decreases in our Business Analysis and Quality Assurance practices. Most of the clients EGS serves are commercial clients and we believe that this decrease in commercial business is primarily attributed to the current economic conditions.

Gross profit - EGS

EGS division’s gross profit increased $73,000, or 2.8%, to $2.6 million for the six months ended February 28, 2011, compared to $2.5 million for the six months ended February 28, 2010.  We believe this increase is mainly due to better utilization of our consultants.

Measured as a percentage of revenues, our gross profit margin for the EGS division increased to 18.2% of our EGS division’s revenues for the six months ended February 28, 2011 from 17.5% for the six months ended February 28, 2010.

Selling, general and administrative expenses - EGS

EGS division’s selling, general and administrative expenses decreased $89,000, or 4.2%, to $2.0 million, for the six months ended February 28, 2011, compared to $2.1 million for the six months ended February 28, 2010. This decrease in selling, general and administrative expenses is primarily attributable to retention bonuses paid to business development personnel for the six months ended February 28, 2010 and cost restructuring which was previously mentioned in the “Comparison of the Three Months Ended February 28, 2011 and 2010 – EGS” section above.

Depreciation and amortization - EGS

EGS division’s depreciation and amortization expense increased $1,000, or 0.2%, to $457,000 for the six months ended February 28, 2011, compared to $456,000 for the six months ended February 28, 2010.

Operating income - EGS

Operating income for our EGS division for the six months ended February 28, 2011 increased by $161,000, to $173,000, compared to operating income of $12,000 for the six months ended February 28, 2010. This increase in operating income is mainly due to an increase in services and consulting revenue as discussed in the “Revenues – EGS” and “Gross Profit – EGS” sections above, as well as the decrease discussed above in the “Selling, general and administrative expenses - EGS” section.

Interest expense - EGS

Interest expense for our EGS division for the six months ended February 28, 2011 decreased by 4.5%, or $5,000, to $107,000, compared to interest expense of $112,000 for the six months ended February 28, 2010. This is primarily attributable to a lower average interest rate charged on the Credit Facility.

Income tax expense (benefit) - EGS

We recorded an income tax expense of $94,000 for the six months ended February 28, 2011 as compared to an income tax benefit of $22,000 for the six months ended February 28, 2010.  For the six months ended February 28, 2011, we had pre-tax income of $67,000, yet had tax expense of $96,000.  This was primarily the result of the effect of permanently non-deductible expenses on a smaller pre-tax income base.

Recently Issued Accounting Standards

Revenue Recognition

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605):Multiple Deliverable Revenue Arrangements,” which amends ASC Topic 605 “Revenue Recognition,” to permit companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of this ASU has not had a material impact on the Company’s financial position, results of operation or cash flows.

Accounts Receivable

In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010. The disclosures about activity that occurs during a reporting period was effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this ASU has not had a material impact on the Company’s financial position, results of operation or cash flows.

Intangibles – Goodwill and Other

In December 2010, the FASB issued ASU 2010-28 “Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning December 15, 2010.  The adoption of this ASU has not had a material impact on the Company’s financial position, results of operation or cash flows.

Business Combinations

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”.  ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This ASU also expands the supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.  The adoption of this guidance may expand the existing disclosure requirements, which the Company is currently evaluating.

Liquidity and Capital Resources

Cash at February 28, 2011 of $2.8 million represented an increase of approximately $400,000 from cash of $2.4 million at August 31, 2010. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit. Net availability was $2.8 million and $6.8 million under the revolving portion of the Credit Facility as of February 28, 2011 and August 31, 2010, respectively. Borrowings under our line of credit at February 28, 2011 increased to $16.7 million from $16.0 million at August 31, 2010.

The Company, Emtec NJ, Emtec LLC, Emtec Federal, EGS LLC, Luceo, eBAS, Aveeva EIS-US, KOAN-IT US, SDI, Dinero and Covelix (collectively, the “Borrower”), have a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “Lender”) pursuant to which the Lender provides the Borrower with a revolving credit loan and floor plan loan (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by the Lender and 40% of all other unsold inventory. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility.

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

On December 7, 2010, the Borrower entered into a Second Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Second Amendment”) with the Lender, pursuant to which the Lender has agreed to extend the term of the Credit Facility from December 7, 2010 until December 7, 2012 and to make certain other amendments to the Credit Facility, including the following:

•
The Second Amendment changed the total facility amount by temporarily increasing it to $40.6 million.  This amendment was effective until January 31, 2011, at which time the total facility amount returned to its previous level of $32.0 million.

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

In addition, by executing the Second Amendment, EIS-US, KOAN-IT US and SDI each joined the Credit Documents as a Borrower and granted the Lender a security interest in all of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.  EIS-US pledged 100% of the outstanding shares of its domestic subsidiary, KOAN-IT US, and 65% of the outstanding shares of the Company's Canadian subsidiary, Emtec Infrastructure Services Canada Corporation.  Emtec Federal, Inc. pledged 100% of the outstanding shares of its domestic subsidiary, SDI, and the Company pledged 100% of the outstanding shares of its domestic subsidiary, EIS-US.

For detailed information on terms of the Credit Facility, refer to Note #6 – Line of Credit, of the Consolidated Financial Statements in this Quarterly Report on the Form 10-Q for the three months ended February 28, 2011, or the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

On March 11, 2011, the Borrower entered into a Third Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Third Amendment”) with the Lender, pursuant to which Dinero and Covelix each joined the Credit Documents as a Borrower and granted the Lender a security interest in all of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.

The Company had balances of $16.7 million and $16.0 million outstanding under the revolving portion of the Credit Facility, and balances of $813,000 and $3.4 million (included in the Company’s accounts payable) outstanding plus $63,000 and $723,000 in open approvals under the floor plan portion of the Credit Facility at  February 28, 2011 and August 31, 2010, respectively.
As of February 28, 2011, the Company determined that it was in compliance with its financial covenants under the Credit Facility.

As of February 28, 2011, we had open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $41.5 million with outstanding principal of approximately $12.9 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations and financial condition.

Capital expenditures of approximately $700,000 during the six months ended February 28, 2011 related primarily to the purchase of computer equipment for internal use and furniture and fixtures and an increased investment in IT infrastructure.

In January 2011, we entered into a capital lease for computer equipment and related software with a value of $468,000.  The term of the lease is for 36 months and the monthly lease payment is $14,000.

We anticipate that our primary sources of liquidity in fiscal year 2011 will be cash generated from operations, trade vendor credit and cash available to us under our Credit Facility.  Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues. Any loss of clients, whether due to economic factors, price competition or technological advances, will have an adverse affect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses.

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

•
There are occasions when a client requests a transaction on a “bill and hold” basis.  We follow the ASC criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of ASC are met. We do not modify our normal billing and credit terms for these clients. The client is invoiced at the date of revenue recognition when all of the criteria have been met. For the periods ended February 28, 2011 and 2010, we did not have any bill and hold transactions.

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

Services and consulting revenue includes time billings based upon billable hours charged to clients, fixed price short-term projects, and hardware maintenance contracts.  These contracts generally are task specific and do not involve multiple deliverables.  Revenues from time billings are recognized as services are delivered.  Revenues from short-term fixed price projects are recognized using the proportionate performance method by determining the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to perform the project because labor is the most readily reliable measure of output. Revenues from hardware maintenance contracts are recognized ratably over the contract period.

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

Goodwill and Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with ASC Topic 350 “Intangibles-Goodwill and Other,” goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC Topic 805 “Business Combinations”.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of June 1.

Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with FASB ASC Topic 360 “Property, Plant and Equipment”.  Recoverability of definite-lived intangible assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Rebates

Rebates are recorded when earned in the accompanying consolidated statements of operations as a reduction of the cost of revenues.

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

Item 3.  Quantitative and Qualitative Information About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2011.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2007, the Company received a subpoena issued by the General Services Administration Office of Inspector General ("OIG"), as part of an ongoing, industry-wide investigation.  The Company produced documents and data in response to the subpoena to the OIG during 2008.  In October 2010, the Company learned that it had been named as a defendant in a qui tam case alleging violations of the Trade Agreements Act.  This case, designated United States ex rel. Folliard v. Synnex Corporation et al., was filed under seal in the United States District Court for the District of Columbia.  Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation.  These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits.  The United States government declined to intervene in the matter on May 27, 2010.  Nonetheless, the Company can provide no assurance that the government will not intervene in this case in the future or in any other qui tam suit against the Company in the future.   The Company filed a motion to dismiss the lawsuit on December 10, 2010.  At this time, the Company is unable to predict the timing and outcome of this matter.

In addition, the Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business.  Except as set forth above, the Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 3, 2011, EGS LLC, a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding limited liability company interests of Dinero for aggregate consideration of approximately $1.4 million, plus the right to receive future contingent earnout payments.  In connection with the acquisition, the Company issued 100,000 shares of restricted common stock on February 3, 2011 to the former sole member of Dinero, which shares vest over a three-year period contingent upon Dinero achieving specified performance milestones and the continued employment of the former sole member.  The securities were sold only to an “accredited investor,” as such term is defined in the Securities Act of 1933, as amended (the “Securities Act”), were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities law, which exempt transactions by an issuer not involving any public offering.  The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was restricted under the terms of the Purchase Agreement.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

Exhibit 10.1 – Second Amendment and Joinder to Loan Security Agreement and Schedule to Loan and Security Agreement and First Amendment to Collateral Pledge Agreement dated December 7, 2010.(1)

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated April 14, 2011.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated April 14, 2011.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated April 14, 2011.

Exhibit 32.2 - Section 1350 Certificate of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated April 14, 2011.

Exhibit 99.1 - Third Amendment and Joinder to Loan Security Agreement and Schedule to Loan and Security Agreement and Second Amendment to Collateral Pledge Agreement dated March 9, 2011.

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

Date: April 14, 2011