Form 10-Q
period 2011-05-31
EMTEC INC/NJ
filed 2011-07-15
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

Commission file number: 0-32789

EMTEC, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0273300 (I.R.S. Employer Identification No.)
11 Diamond Road Springfield, New Jersey 07081 (Address of principal executive offices, including zip code)

(973) 376-4242
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15-(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 10, 2011, there were outstanding 16,507,313 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2011

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share and Share Data)

	May 31, 2011
	(Unaudited)	August 31, 2010

Assets

Current Assets
Cash	$2,883	$2,372
Receivables:
Trade, less allowance for doubtful accounts	23,528	36,262
Other	994	2,019
Inventories, net	1,639	1,515
Prepaid expenses and other	5,010	2,977
Deferred tax asset - current	961	898
Total current assets	35,015	46,043

Property and equipment, net	4,284	2,211
Intangible assets, net	12,337	11,522
Goodwill	15,903	13,979
Deferred tax asset- long term	485	411
Other assets	205	106
Total assets	$68,229	$74,272

Liabilities, Put Options and Stockholders' Equity

Current Liabilities
Line of credit	$14,531	$16,023
Current portion of capital lease obligation	63	-
Accounts payable	17,535	24,666
Warrant liability	432	910
Income taxes payable	278	341
Accrued liabilities	7,798	8,027
Due to former stockholders	493	6
Customer deposits	108	202
Current portion earn-out liabilities	252	202
Deferred revenue	2,661	2,150
Total current liabilities	44,151	52,325

Deferred tax liability	3,873	3,063
Earn-out liabilities, net of current portion	1,554	474
Put option and restricted stock liability in connection with acquisition of Dinero	52	-
Capital lease obligation, net of current portion	343	-
Accrued liabilities	179	183
Total liabilities	50,152	56,247

Commitments and contingencies (Note 12)

Put options in connection with SDI and Covelix acquisitions	1,114	738

Stockholders' Equity
Common stock $0.01 par value; 25,000,000 shares authorized; 19,471,902 and 18,984,520 shares issued and 16,607,313 and 16,119,931, outstanding at May 31, 2011 and August 31, 2010, respectively	194	190
Additional paid-in capital	21,353	21,346
Retained earnings	645	1,158
Accumulated other comprehensive income	367	189
	22,559	22,883
Less: treasury stock, at cost, 2,864,589 shares	(5,596)	(5,596)
Total stockholders' equity	16,963	17,287

Total liabilities, put options and stockholders' equity	$68,229	$74,272

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except per Share and Share Data)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2011	2010	2011	2010
Revenues

Procurement services	$24,652	$39,536	$113,389	$122,193
Service and consulting	20,207	13,970	54,469	40,994

Total Revenues	44,859	53,506	167,858	163,187

Cost of Sales

Cost of procurement services	21,980	35,140	101,742	109,348
Cost of service and consulting	15,072	10,285	40,013	29,310

Total Cost of Sales	37,052	45,425	141,755	138,658

Gross Profit

Procurement services	2,672	4,396	11,647	12,845
Service and consulting	5,135	3,685	14,456	11,684

Total Gross Profit	7,807	8,081	26,103	24,529

Operating expenses:

Selling, general, and administrative expenses	8,025	7,287	24,195	21,043
Stock-based compensation	144	118	437	392
Warrant liability adjustment	(49)	-	(478)	-
Depreciation and amortization	856	551	2,296	1,718
Total operating expenses	8,976	7,956	26,450	23,153

Operating income (loss)	(1,169)	125	(347)	1,376

Other expense (income):
Interest income – other	(7)	(3)	(14)	(18)
Interest expense	184	124	521	428
Other	(2)	(4)	14	(12)

Income (loss) before income tax expense (benefit)	(1,344)	8	(868)	978
Income tax expense (benefit)	(532)	43	(355)	456
Net income (loss)	$(812)	$(35)	$(513)	$522

Net income (loss) per common share
Basic and Diluted	$(0.05)	$-	$(0.03)	$0.03

Weighted Average Shares Outstanding
Basic	15,824,147	15,071,515	15,701,185	15,071,515

Diluted	15,824,147	15,071,515	15,701,185	15,258,822

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	For the Nine Months Ended May 31,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(513)	$522

Adjustments to Reconcile Net Income (loss) to Net Cash Provided By Operating Activities
Depreciation and amortization	2,296	1,718
Deferred income tax benefit	68	(331)
Stock-based compensation	437	392
Warrant liability adjustment	(478)	-

Changes In Operating Assets and Liabilities
Receivables	14,701	(2,562)
Inventories	(124)	196
Prepaid expenses and other assets	(1,808)	(631)
Accounts payable	(7,308)	(275)
Customer deposits	(93)	312
Income taxes payable	(274)	(548)
Accrued liabilities	(1,648)	(1,781)
Due to former stockholders	2	-
Deferred revenue	454	183
Net Cash Provided By (used in) Operating Activities	5,712	(2,805)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,293)	(563)
Acquisition of businesses, net of cash acquired	(1,463)	(294)
Net Cash Used In Investing Activities	(3,756)	(857)

Cash Flows From Financing Activities
Net increase (decrease) in line of credit	(1,492)	4,809
Repayment of debt	-	(1,146)
Repayments under capital lease	(63)	-
Net Cash Provided By (Used in) Financing Activities	(1,555)	3,663

Effect of exchange rates on cash	109	59

Net Increase in Cash	511	60
Beginning Cash	2,372	1,713

Ending Cash	$2,883	$1,773
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$524	$2,094
Interest	$872	$713

Supplemental Disclosures of Non Cash Investing and Financing Activities

In January 2011, the Company entered into a capital lease for computer equipment and related hardware with a value of $468. See Note 10 for additional information.

In May 2011 and 2010, the Company increased goodwill by $380 and $606, respectively. These increases were related to earnout payments associated with the Luceo and KOAN-IT acquisitions. As of May 31, 2011 and 2010, these earnouts were not paid and were included in Accrued Liabilities of the Statements of Cash Flow.

In connection with the acquisition of Covelix, March 2011, the Company recorded a put option liability embedded in the stock issued as part of the purchase price consideration. As of May 31, 2011, this put option liability is included in Accrued Liabilities of the Statements of Cash Flow.

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

Principles of Consolidation

The consolidated financial statements in this report include the accounts of the Company and its wholly-owned subsidiaries, Emtec, Inc., a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly-owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), Emtec Global Services LLC (“EGS LLC”), EGS LLC’s wholly-owned subsidiaries Luceo, Inc. (“Luceo”), eBusiness Application Solutions, Inc. (“eBAS”), Aveeva, Inc. (“Aveeva”), Emtec Services Mauritius (“Emtec Mauritius”), Emtec Mauritius’s subsidiary Emtec Software India Private Limited (“Emtec India”), formerly Aviance Software India Private Limited, Dinero Solutions, LLC (“Dinero”) (effective February 3, 2011), Covelix, Inc. (“Covelix”) and Covelix’s subsidiary Covelix Technologies Private Ltd. (“Covelix India”) (effective March 1, 2011), Emtec Infrastructure Services Corporation (“EIS-US”), and EIS-US’s wholly-owned subsidiaries Emtec Infrastructure Services Canada Corporation (“EIS-Canada”), which is referred to in this report as KOAN-IT, KOAN-IT (US) Corp. (“KOAN-IT (US)”) and Secure Data, Inc. (“SDI”) a subsidiary of Emtec Federal.  Significant intercompany account balances and transactions have been eliminated in consolidation.

On February 3, 2011, EGS LLC acquired all of the outstanding equity interests of Dinero. Dinero’s results of operations are included in the Company’s consolidated financial statements for the period February 3, 2011 through February 28, 2011.

On March 1, 2011, EGS LLC acquired all of the outstanding stock of Covelix. Covelix’s results of operations are included in the Company’s consolidated financial statements for the period March 1, 2011 through May 31, 2011.

Segment Reporting

The Company divides its operating activity into two operating segments for reporting purposes: Emtec Infrastructure Services Division (“EIS”) and Emtec Global Services Division (“EGS”).  EIS includes Emtec NJ, Emtec LLC, Emtec Federal, the Federal application services business from SDI, the business service management solutions offered by the Information Technology Service Management (“ITSM”) practice, Dinero, our Oracle Consulting Practice, effective February 3, 2011, and Covelix, our Offshore Development practice, effective March 1, 2011.  Because of our continued cross-selling of applications services into our EIS client base, in 2010, we redefined the services offered by our EGS segment as training and staffing business for enterprise applications services.  We may rename these segments in the future.

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

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  The changes in the carrying amount of goodwill for the nine months ended May 31, 2011 by reportable segments are as follows (in thousands):

	EIS	EGS	Total
Balance at August 31, 2010	$11,685	$2,294	$13,979
Foreign currency translation effect of Canadian and Indian goodwill	75	12	87
Increase in goodwill arising from to Luceo and Koan-IT acquisitions related earnout payments	110	270	380
Increase in goodwill due to Dinero and Covelix acquisitions	1,458	-	1,458
Balance at May 31, 2011	$13,328	$2,575	$15,903

In accordance with Accounting Standard Codification (“ASC”) Topic 350 “Intangibles- Goodwill and Other,” goodwill is not amortized but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is tested for impairment at one level below an operating segment (also known as a reporting unit) in accordance with the guidance of ASC Topic 350. These reporting units are comprised of Systems Division, KOAN-IT, Luceo, eBAS/Aveeva, SARK, SDI, Dinero (effective February 3, 2011) and Covelix (effective March 1, 2011.)  The Company has set an annual impairment testing date of June 1.

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

At May 31, 2011, Emtec's market capitalization was less than its total stockholders’ equity.  However, the Company’s stock does not trade frequently and thus management believes the inherent value of the Company is not and has not been accurately reflected by the current or historical stock market valuation of the Company.  Accordingly, the Company continues to believe that the income and market-based approaches are the most appropriate valuation methods.

In accordance with ASC Topic 350, the Company performed its annual impairment testing as of June 1, 2010.  Based on its annual impairment testing at June 1, 2010 and continued monitoring of market conditions and the operating performance of its reporting units, the Company does not currently believe that there is an indication of goodwill impairment at May 31, 2011.  However, if current market conditions change and the Company’s estimated value(s) under the income and/or market-based approaches is/are affected, then it is possible that the Company would have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

At May 31, 2011 and August 31, 2010, the components of identifiable intangible assets are as follows (in thousands):

	May 31, 2011	August 31, 2010
Customer relationships	$17,158	$15,768
Noncompete agreements	938	449
Software technology	14	14
Trademarks	169	169
Trade names	623	203
Foreign currency translation adjustment	169	52
	19,071	16,655
Accumulated amortization	(6,718)	(5,128)
Foreign currency translation adjustment	(16)	(5)
Balance, ending	$12,337	$11,522

Customer relationships represent the fair value ascribed to customer relationships purchased in 2005, the acquisitions of Luceo and eBAS/Aveeva in fiscal 2008, the acquisition of KOAN-IT in fiscal 2009, the acquisition of SDI in fiscal 2010, the acquisition of Dinero in February 2011 and Covelix in March 2011. The amounts ascribed to customer relationships are being amortized on a straight-line basis over 5-15 years.

Noncompete agreements represent the value ascribed to covenants not to compete in employment and acquisition agreements with certain members of Luceo, eBAS/Aveeva, KOAN-IT, SDI, Dinero and Covelix’s management entered into at the time of the respective acquisitions. The amounts ascribed to noncompete agreements are being amortized on a straight-line basis over 3-5 years.

Software technology represents the value ascribed to software developed by SARK that was acquired in fiscal 2010. The amount ascribed to software technology is being amortized on a straight-line basis over 3 years.

Trademarks represent the value ascribed to trademarks owned by KOAN-IT. The amount ascribed to trademarks is being amortized on a straight-line basis over 5 years.

Trade names represent the value ascribed to trade names owned by SDI, Dinero and Covelix. The amount ascribed to trade name is being amortized on a straight-line basis over 5 years.

Amortization expense related to intangible assets was $593,000 and $410,000 for the three months ended May 31, 2011 and 2010, respectively. For the nine months ended May 31, 2011 and 2010, amortization expense related to intangible assets was $1.6 million and $1.2 million, respectively. We currently expect future amortization of definite lived intangible assets to be as follows (in thousands):

Years ending August 31,
2011	$2,138
2012	$2,344
2013	$2,296
2014	$1,647
2015	$1,516

Long-lived assets, including customer relationships, noncompete agreements, software technology, trademarks and trade names as well as property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with ASC Topic 360 “Property, Plant and Equipment.”  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.  No impairment of long-lived assets occurred during the three or nine-month periods ended May 31, 2011 or 2010.

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

The Company’s comprehensive income (in thousands) is presented in the following table:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2011	2010	2011	2010
Net Income (loss)	$(812)	$(35)	$(513)	$522
Translation adjustment, net of taxes	105	12	178	66
Total comprehensive income (loss)	$(707)	$(23)	$(335)	$588

Earnings Per Share

Basic earnings (loss) per share amounts are computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as of the end of the period. Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 1,706,594 shares and 378,916 shares, for the three month periods ended May 31, 2011 and 2010, respectively, and 1,382,879 shares and 187,307 shares for the nine month periods ended May 31, 2011 and 2010, respectively. Diluted shares for the three month periods ended May 31, 2011 and 2010, and nine months ended May 31, 2011 were not included in the calculation of diluted net loss per share because the effect of the inclusion would be anti-dilutive. In addition, outstanding warrants to purchase 1,401,733 and 1,764,437 common shares as of and for the periods ended May 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Income Taxes

The Company conducts business nationally and in Canada and India. With respect to its U.S. operations, the Company files income tax returns in the U.S federal jurisdiction and various state and local jurisdictions.  The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”  The Company files a federal consolidated income tax return that includes all U.S. entities.  The Company also files several combined/consolidated (unitary) state income tax returns and several separate state income tax returns.  Deferred taxes are provided based upon a review of the tax basis of assets and liabilities, whereby deferred tax assets and liabilities are recognized for temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are recognized for tax loss carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred taxes result from timing differences primarily relating to bad debts, inventory reserves, deferred revenue, fixed asset depreciation, compensation expenses and intangible amortization.

With a few exceptions, the Company is no longer subject to federal, state or local income tax examinations for tax returns filed for fiscal years ended August 31, 2006 and prior.

Reconciliation of Liabilities for Unrecognized Tax Benefits for the nine months ended May 31, 2011 and 2010 (in thousands) are as follows:

	2011	2010

Balance at September 1, 2010 and 2009	$212	$202

Unrecognized tax positions of prior periods:
Increase	-	-
Decrease	-	-

Unrecognized tax positions for the nine months:
Increase	1	1
Decrease	-	-

Decrease in Unrecognized tax benefits due to settlements	-

Decrease in Unrecognized tax benefits due to lapse of statute of limitations	-	-

Balance at May 31, 2011 and 2010	$213	$203

	For the Nine Months Ended May 31,
	2011	2010

Total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$97	$91

Accrued interest and penalties for unrecognized tax benefits	$117	$94

Interest and penalties classified as income tax expense	$17	$16

3. Acquisitions

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

In addition, the Company may be required to pay additional variable cash and stock consideration each year for each of the first three years after closing that is contingent upon the achievement of certain performance milestones. The fair value of the contingent consideration arrangement at the acquisition date was $676,000. The Company estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market. As of May 31, 2011, there were no significant changes in the range of outcomes for the contingent consideration.

The Company applied ASC Topic 805, “Business Combinations,” to this acquisition whereby amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of SDI’s net assets on June 4, 2010 that resulted in an excess purchase price over fair value of net assets acquired that was recognized as goodwill and recorded on the Company’s balance sheet.

Unaudited pro forma results of operations are not included in this report because the effect of the business combination is not significant.

Dinero Solutions, LLC

On February 3, 2011, EGS LLC, a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding stock of Dinero for cash plus future contingent earnout payments with a fair value as of February 3, 2011 of $653,000.  The Company may be required to pay additional variable cash consideration in the future that is contingent upon the achievement of certain performance milestones.  We estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market. As of May 31, 2011, there were no significant changes in the range of outcomes for the contingent consideration.

The Company applied ASC Topic 805, “Business Combinations,” whereby, amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of Dinero’s net assets on February 3, 2011 that resulted in excess purchase price over fair value of net assets acquired of $191,000 which was recognized as goodwill.  It should be noted that the purchase allocation is preliminary and has not yet been finalized.

Unaudited pro forma results of operations are not included in this report because the effect of the acquisition is not significant.

As part of the purchase, the Company issued restricted common stock to the former sole member of Dinero.  The shares vest over a three-year period contingent upon Dinero achieving certain performance milestones as well as continued employment of its former sole member.  Pursuant to ASC Topic 805-10-55, “Business Combinations – Overall – Implementation,” the restricted stock is being treated as compensation rather than additional consideration since the vesting of the stock is linked to the continued employment at the Company of the former sole member of Dinero.  Furthermore, the restricted stock issued contains an embedded “put” feature that allows the former sole member of Dinero a one-time election to put all of his restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  However, the exercise of the one-time put option is contingent upon Dinero achieving a certain performance milestone measured over a three-year period.  Management has determined that it is probable, as of May 31, 2011, that Dinero will achieve the performance milestones for the vesting of the restricted stock and the put option and has calculated the fair value of the restricted stock and “put” using a Black-Scholes valuation model. In accordance with ASC Topic 718, “Compensation – Stock Compensation,” the puttable stock is subject to liability accounting.  At May 31, 2011, the Company recorded a net liability of $52,000 on its balance sheet.  The Company recorded expense of $52,000 on its consolidated statement of operations associated with the fair value of the restricted stock and put from the date of acquisition through May 31, 2011.

Covelix, Inc.

On March 1, 2011, EGS LLC, a wholly-owned subsidiary of the Company, acquired all of the outstanding shares of Covelix for cash and equity.  The equity included in the reported consideration consisted of the fair value of the “puttable” restricted common stock of the Company as of March 1, 2011.  The “put” feature embedded in the restricted common stock allows each former shareholder of Covelix a one-time election to put all of their restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  However, the exercise of the one-time put option is contingent upon Covelix achieving a certain performance milestone measured over a three-year period.  Management calculated the fair value of the put using a Black-Scholes valuation model.  In accordance with SEC Accounting Series Release No. 268 “Presentation in Financial Statements of Redeemable Preferred Stocks,” the puttable stock is subject to equity accounting and is classified on the Company’s balance sheet as temporary equity.

In addition, the Company may be required to pay additional variable cash and stock consideration each year for the next three years on the anniversary of closing that is contingent upon the achievement of certain performance milestones. The fair value of the contingent consideration arrangement at the acquisition date was $477,000. The Company estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market. As of May 31, 2011, there were no significant changes in the range of outcomes for the contingent consideration.

The Company applied ASC Topic 805, “Business Combinations,” to this acquisition whereby amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of Covelix’s net assets on March 1, 2011 that resulted in an excess purchase price over fair value of net assets acquired that was recognized as goodwill and recorded on the Company’s balance sheet.

Unaudited pro forma results of operations are not included in this report because the effect of the business combination is not significant.

The Company allocated $590,000 to client relationships at the acquisition date.  This asset is being amortized on a straight-line method over a period of five years.  The Company also allocated $60,000 and $170,000 to a non-compete asset and trade name, respectively.  These assets are being amortized on a straight-line method over a period of five years.  It should be noted that the purchase allocation is preliminary and has not yet been finalized.

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

A summary of stock options for the nine months ended May 31, 2011 is as follows:

For the Nine Months Ended May 31, 2011		Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (a)
	Shares
Options Outstanding -September 1, 2010	413,333	$1.13
Options Granted	20,000	$1.04
Options Exercised	-	-
Options Forfeited or Expired	(1,000)	$1.31

Options Outstanding - May 31, 2011	432,333	$1.13	5.31 years	$23,525

Options Exercisable -May 31, 2011	382,533	$1.13	5.18 years	23,525

(a)	Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the three or nine months ended May 31, 2011.

For the three and nine month periods ended May 31, 2011, the Company issued -0- and 20,000 stock options, respectively.  There were no stock options issued during the three month periods ended May 31, 2011 and November 30, 2010, and 20,000 stock options were issued during the three months ended February 28, 2011. The following assumptions were used to value stock options issued during the three months ended February 28, 2011:

2011
Weighted-Average Fair Value	$0.70
Assumptions
Expected Volatility	90.26%
Expected Term	5 years
Expected Forfeiture Rate	0%
Dividend Yield	0%
Risk-Free Interest Rate	1.53%

Non-vested Stock (Restricted Stock)

The following table summarizes the Company’s restricted stock activity during the nine months ended May 31, 2011:

For the Nine Months Ended May 31, 2011	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2010	870,916	$1.06
Granted	199,882	$0.99
Vested	(389,666)	$1.06	$404,326	(a)
Forfeited	-	-
Nonvested - May 31, 2011	681,132	$1.04	$408,679	(b)

(a)
The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting,  which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of May 31, 2011, which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the date of grant over the vesting period on a straight-line basis.

Stock Options and Non-vested Stock

Stock-based compensation costs related to the 2006 Plan totaled $104,000 and $118,000 for the three months ended May 31, 2011 and 2010, respectively, and $385,000 and $392,000 for the nine months ended May 31, 2011 and 2010, respectively.  As of May 31, 2011, the Company had $374,000 of unrecognized compensation cost related to the 2006 Plan.  The unrecognized compensation cost is expected to be recognized over a remaining period of 4 years.

 5.  Warrants

On August 2, 2010, the Company entered into a letter agreement (the “Letter Agreement”) with DARR Westwood LLC (the “Investor”), pursuant to which, among other things, (a) the Investor agreed (i) to certain transfer restrictions on shares of Common Stock owned by the Investor, which are described below, and (ii) to transfer to the Company for cancellation the existing warrant owned by the Investor to purchase 8% of the outstanding Common Stock on a fully diluted basis, and (b) the Company issued to the Investor a warrant (the “Warrant”) to purchase up to an aggregate of 1,401,733  shares of common stock, par value $.01 per share, of the Company (“Common Stock”) at an exercise price of $2.11 per share. The Investor’s sole member is Dinesh R. Desai, the Company’s Chairman, Chief Executive Officer and President.  For further information on Warrants, refer to the annual financial statements and notes thereto included in the Company’s Quarterly Report on Form 10-K for the year ended August 31, 2010.

The Warrant entitles the Investor to purchase 1,401,733 shares of Common Stock at $2.11 per share and expires on August 2, 2015. The Warrant also contains provisions for cashless exercise and weighted average anti-dilution protection for subsequent issuances or deemed issuances of Common Stock by the Company for consideration per share less than the per share exercise price of the Warrant in effect immediately prior to such issuance or deemed issuance. In connection with this issuance of warrants and compliance with ASC Topic 815, “Derivates and Hedging,” the Company recorded a liability on August 2, 2010 of $916,000. At May 31, 2011 and August 31, 2010, the net liability recorded on the balance sheet was $432,000 and $910,000, respectively.  The Company recorded (income) expense on its consolidated results of operations of ($49,000) and $-0- for three months ended May 31, 2011 and 2010 and ($478,000) and $-0- for the nine months ended May 31, 2011 and 2010, respectively, as a result of adjusting the warrant liability to fair value.  As a result of the Company’s stock being thinly traded, there may continue to be adjustments associated with fair valuing the warrant liability in future periods.

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

In addition, by executing the Second Amendment, EIS-US, KOAN-IT US and SDI each joined the Credit Documents as a Borrower and granted the Lender a security interest in all of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.  EIS-US pledged 100% of the outstanding shares of its domestic subsidiary, KOAN-IT US, and 65% of the outstanding shares of the Company’s Canadian subsidiary, Emtec Infrastructure Services Canada Corporation.  Emtec Federal, Inc. pledged 100% of the outstanding shares of its domestic subsidiary, SDI, and the Company pledged 100% of the outstanding shares of its domestic subsidiary, EIS-US.

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

On June 23, 2011, EIS-Canada and De Lage Landen Financial Services Canada Inc. (the “Canadian Lender”) entered into a Loan Agreement (the “Canadian Loan Agreement”) and Schedule to Loan Agreement (the “Canadian Schedule,” together with the Canadian Loan Agreement, the “Canadian Credit Documents”) pursuant to which the Canadian Lender has agreed to provide EIS-Canada with a revolving credit line of $5 million (Canadian dollars) (the “Canadian Credit Facility”).  The Canadian Credit Facility is subject to certain mandatory repayments upon the occurrence of certain events as set forth in the Canadian Credit Documents.

Borrowings under the Canadian Credit Facility will bear interest at an annual rate equal to the rate of interest announced by The Toronto-Dominion Bank as the Canadian prime rate plus 1.75% for revolving credit loans.

To secure the payment of the obligations under the Canadian Credit Facility, EIS-Canada entered into a General Security Agreement, dated June 23, 2011, with the Canadian Lender (the “Canadian Security Agreement”), pursuant to which EIS-Canada granted to the Canadian Lender a security interest in all of EIS-Canada’s interests in certain of its undertakings, personal property and real property.

The Canadian Credit Documents contain certain customary covenants, including among other things:

•	Affirmative covenants requiring EIS-Canada to maintain its legal existence and provide certain notices to the Canadian Lender; and

•
Restrictive covenants including limitations on other indebtedness, liens, fundamental changes, asset sales, capital expenditures, the issuance of capital stock, investments, and transactions with affiliates.

The Canadian Credit Documents contain certain customary representations and warranties and events of default, including failure to pay interest, principal or fees, any material inaccuracy of any representation and warranty, bankruptcy and insolvency events. Certain of the events of default are subject to exceptions and materiality qualifiers.

The Company had balances of $14.5 million and $16.0 million outstanding under the revolving portion of the Credit Facility, and balances of $974,000 and $3.4 million (included in the Company’s accounts payable) outstanding plus $723,000 and $723,000 in open approvals under the floor plan portion of the Credit Facility at  May 31, 2011 and August 31, 2010, respectively. Net availability per our Lender was $1.3 million and $6.8 million under the revolving portion of the Credit Facility as of May 31, 2011 and August 31, 2010, respectively.

On June 23, 2011, the Borrower entered into a Fourth Amendment to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Fourth Amendment”) with the Lender, pursuant to which the Lender has agreed to make certain amendments to the Loan and Security Agreement and the Schedules to the Loan and Security Agreement including (1) recognizing the Canadian Credit Facility and acknowledging the Borrowers’ agreement to guarantee EIS-Canada’s obligations under that facility and (2) amending the total facility amount under the Credit Documents to provide that the total facility plus the aggregate amount outstanding under the Canadian Credit Facility shall not exceed $32,000,000 (US dollars).

As of May 31, 2011, the Company determined that it was in compliance with its financial covenants under the Facility.

7.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, consist of the following (in thousands):

	For the Three Months Ended
	May 31, 2011		May 31, 2010
Departments of the U.S. Government	$12,036	26.8%	$22,457	42.0%
Canadian Government Agencies	991	2.2%	760	1.4%
State and Local Governments	2,465	5.5%	1,026	1.9%
Commercial Companies	14,673	32.7%	12,977	24.3%
Education and other	14,694	32.8%	16,287	30.4%
Total Revenues	$44,859	100.0%	$53,506	100.0%

	For the Nine Months Ended
	May 31, 2011		May 31, 2010
Departments of the U.S. Government	$72,124	43.0%	$79,373	48.6%
Canadian Government Agencies	2,301	1.4%	1,480	0.9%
State and Local Governments	4,720	2.8%	3,162	1.9%
Commercial Companies	40,921	24.4%	38,462	23.6%
Education and other	47,792	28.4%	40,710	24.9%
Total Revenues	$167,858	100.0%	$163,187	100.0%

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

The trade account receivables consist of the following (in thousands):

	May 31,	August 31,
	2011	2010
Trade receivables	$24,032	$36,628
Allowance for doubtful accounts	(504)	(366)
Trade receivables, net	$23,528	$36,262

Trade receivables include $2.4 million and $2.2 million of unbilled revenue as of May 31, 2011 and August 31, 2010, respectively.

Sales to major customers, representing at least 10% of total revenue for a period, of the Company, consist of the following (in thousands):

	For the Three Months Ended
	May 31, 2011		May 31, 2010
School District #1	$10,005	22.3%	$11,062	20.7%
School District #2	4,403	9.8%	5,814	10.9%
All Other Customers	30,451	67.9%	36,630	68.4%
Total Revenues	$44,859	100.0%	$53,506	100.0%

	For the Nine Months Ended
	May 31, 2011		May 31, 2010
School District #1	$37,409	22.3%	$26,715	16.4%
Department of the U.S. Government	17,286	10.3%	6,132	3.8%
All Other Customers	113,163	67.4%	130,340	79.8%
Total Revenues	$167,858	100.0%	$163,187	100.0%

Trade receivables due from an education client in the southeastern United States and one of the departments of the U.S. Government accounted for approximately 11.6% and 0.1%, respectively, of the Company’s trade receivables as of May 31, 2011. The same clients accounted for approximately 18.2% and 1.3%, respectively of the Company’s trade receivable as of August 31, 2010.

8.  Inventories

Inventories are stated at the lower of average cost or market. Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies. At May 31, 2011 and August 31, 2010, inventories consisted of the following (in thousands):

	May 31,	August 31,
	2011	2010
Hardware, software, accessories and parts	$1,851	$1,759
Inventory reserve	(212)	(244)
Net inventories	$1,639	$1,515

9. Accrued Liabilities

At May 31, 2011 and August 31, 2010, accrued liabilities consisted of the following (in thousands):

	May 31, 2011	August 31, 2010
Accrued payroll	$2,822	$4,156
Accrued commissions	220	389
Accrued state sales taxes	68	84
Accrued third-party service fees	12	181
Other accrued expenses	4,676	3,217
	$7,798	$8,027

10.         Related Party Transactions

The Company leases warehouse and office space from related parties.  The aggregate expense for these lease arrangements during the three months ended May 31, 2011 and 2010 was $194,000 and $162,000, respectively.  During the nine months ended May 31, 2011 and 2010, the aggregate expense for these lease arrangements was $582,000 and $473,000, respectively.

11.         Legal Proceedings

In December 2007, the Company received a subpoena issued by the General Services Administration Office of Inspector General (“OIG”), as part of an ongoing, industry-wide investigation.  The Company produced documents and data in response to the subpoena to the OIG during 2008.  In October 2010, the Company learned that it had been named as a defendant in a qui tam case alleging violations of the Trade Agreements Act.  This case, designated United States ex rel. Folliard v. Synnex Corporation et al., was filed under seal in the United States District Court for the District of Columbia.  Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation.  These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits.  The United States government declined to intervene in the matter on May 27, 2010.  Nonetheless, the Company can provide no assurance that the government will not intervene in this case in the future or in any other qui tam suit against the Company in the future.   The Company filed a motion to dismiss the lawsuit on December 10, 2010.  At this time, the Company is unable to predict the timing and outcome of this matter.

In addition, the Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business.  Except as set forth above, the Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

12.         Segment Information

The Company provides segment financial information in accordance with ASC Topic 280, “Segment Reporting.”  The Company’s business activities are divided into two business segments, EIS and EGS. EIS consists of the Systems Division, which includes Emtec NJ, Emtec LLC, Emtec Federal and the business service management solutions offered by the ITSM practice, the Oracle practice, and the Federal applications business. EGS is the Company’s enterprise applications services solutions and training business including its ERP and Application Development practice and its Business Analysis and Quality Assurance Practice.  The accounting policies of our segments are the same as those described in Note 2 and there are no material intersegment transactions.

Summarized financial information relating to the Company’s operating segments is as follows (in thousands):

	(Unaudited)
	May 31 ,	August 31,
	2011	2010
Identifiable Assets:
EIS	$56,336	$61,501
EGS	11,893	12,771
Total Assets	$68,229	$74,272

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	(Unaudited)		(Unaudited)

	2011	2010	2011	2010
Revenues
EIS	$37,136	$45,791	$145,647	$140,800
EGS	7,723	7,715	22,211	22,387
Total Revenue	$44,859	$53,506	$167,858	$163,187

Gross profit
EIS	$6,661	$6,736	$22,320	$20,619
EGS	1,146	1,345	3,783	3,910
Gross profit	$7,807	$8,081	$26,103	$24,529

Depreciation and amortization
EIS	$620	$371	$1,602	$1,082
EGS	236	180	694	636
Depreciation and amortization	$856	$551	$2,296	$1,718

Operating income (loss)
EIS	$(997)	$371	$(284)	$1,609
EGS	(172)	(246)	(63)	(233)
Operating income (loss)	$(1,169)	$125	$(347)	$1,376

Interest and other expense
EIS	$120	$66	$361	$238
EGS	55	51	160	160
Interest and other expense	$175	$117	$521	$398

Income tax expense (benefit)
EIS	$(480)	$138	$(398)	$573
EGS	(52)	(95)	43	(117)
Income tax expense (benefit)	$(532)	$43	$(355)	$456

Net income (loss)
EIS	$(637)	$167	$(247)	$798
EGS	(175)	(202)	(266)	(276)
Net income (loss)	$(812)	$(35)	$(513)	$522

Capital expenditures
EIS	$1,499	$296	$2,192	$502
EGS	94	16	101	61
Capital expenditures	$1,593	$312	$2,293	$563

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

Consolidated Statements of Operations for the Three Months Ended May 31, 2011 compared with the Three Months Ended May 31, 2010.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended May 31,
	2011	2010	Change	%
Revenues
Procurement services	$24,652	$39,536	$(14,884)	(37.6)%
Service and consulting	20,207	13,970	6,237	44.6%
Total Revenues	44,859	53,506	(8,647)	(16.2)%

Cost of Sales
Cost of procurement services	21,980	35,140	(13,160)	(37.5)%
Cost of service and consulting	15,072	10,285	4,787	46.5%
Total Cost of Sales	37,052	45,425	(8,373)	(18.4)%

Gross Profit
Procurement services	2,672	4,396	(1,724)	(39.2)%
Procurement services %	10.8%	11.1%

Service and consulting	5,135	3,685	1,450	39.3%
Service and consulting %	25.4%	26.4%

Total Gross Profit	7,807	8,081	(274)	(3.4)%
Total Gross Profit %	17.4%	15.1%

Operating expenses:
Selling, general, and administrative expenses	8,025	7,287	738	10.1%
Stock-based compensation	144	118	26	22.0%
Warrant liability adjustment	(49)	-	(49)	N/A
Depreciation and amortization	856	551	305	55.4%
Total operating expenses	8,976	7,956	1,020	12.8%
Percent of revenues	20.0%	14.9%

Operating income (loss)	(1,169)	125	(1,294)	(1035.2)%
Percent of revenues	-2.6%	0.2%

Other expense (income):
Interest income – other	(7)	(3)	(4)	(133.3)%
Interest expense	184	124	60	48.4%
Other	(2)	(4)	2	NM

Income (loss) before income tax expense (benefit)	(1,344)	8	(1,352)	(16900.0)%
Income tax expense (benefit)	(532)	43	(575)	(1337.2)%
Net loss	$(812)	$(35)	$(777)	2220.0%
Percent of revenues	-1.8%	-0.1%

Consolidated Results of Operations Overview

Management examines numerous measures when analyzing the results of our operations.  Our objective is to grow the overall revenues, gross profit margins and operating profits of the Company.

We have diversified our business and attempted to grow our consulting services revenues, and in particular our applications services revenues, with the goal of causing our overall gross profits to increase.  However, from time to time, we may invest in additional staff to deliver services and may have a change in the mix of services we provide, causing gross profits to fluctuate.  We pay our sales employees a base salary, commissions and bonuses.  Typically, our incentives to sales people are based on gross profit.  If we hire new sales personnel, we could see temporary increases in selling costs as a percentage of gross profit.  However, over the long-term, we expect our selling costs to grow less quickly than gross profit, thereby decreasing selling costs as a percentage of total gross profits.  From time to time, we may incur additional general and administrative costs to enable us to grow our revenue more quickly as market conditions improve, but as we grow, we expect our general and administrative costs to decrease as a percentage of revenue and gross profit.

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

For the three months ended May 31, 2011 compared with the three months ended May 31, 2010, total revenue decreased by $8.6 million or 16.2% to $44.9 million which can be attributed to a decline in spending by U.S. governmental agencies. See Item 1A-Risk Factors. Similarly, total gross profit decreased by $274,000 or 3.4% to $7.8 million.  However, overall, gross margin percentage increased to 17.4% from 15.1% for the same period in the prior year.  Procurement services gross margin decreased by 0.3% from 11.1% to 10.8%.  Furthermore, service and consulting gross margin decreased by 1.0% from 26.4% to 25.4%.  The operating loss increased by $1.3 million to $1.2 million and the net loss similarly increased by $777,000 to $812,000.

We discuss the results of each segment below.

Results of Operations -EIS

EIS serves departments of the U.S. government, Canadian government agencies, state and local governments, education markets and commercial companies.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our EIS Results of Operations for the three months ended May 31, 2011 and 2010.

EIS
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended May 31,
	2011	2010	Change	%
Revenues
Procurement services	$24,652	$39,536	$(14,884)	(37.6)%
Service and consulting	12,484	$6,255	6,229	99.6%
Total Revenues	37,136	45,791	(8,655)	(18.9)%

Cost of Sales
Cost of procurement services	21,980	35,140	(13,160)	(37.5)%
Cost of service and consulting	8,495	3,915	4,580	117.0%
Total Cost of Sales	30,475	39,055	(8,580)	(22.0)%

Gross Profit
Procurement services	2,672	4,396	(1,724)	(39.2)%
Procurement services %	10.8%	11.1%

Service and consulting	3,989	2,340	1,649	70.5%
Service and consulting %	32.0%	37.4%

Total Gross Profit	6,661	6,736	(75)	(1.1)%
Total Gross Profit %	17.9%	14.7%

Operating expenses:
Selling, general, and administrative expenses	6,943	5,876	1,067	18.2%
Stock-based compensation	144	118	26	22.0%
Warrant liability adjustment	(49)	-	(49)	N/A
Depreciation and amortization	620	371	249	67.1%
Total operating expenses	7,658	6,365	1,293	20.3%
Percent of revenues	20.6%	13.9%

Operating income (loss)	(997)	371	(1,368)	(368.7)%
Percent of revenues	(2.7)%	0.8%

Other expense (income):
Interest income – other	(6)	(3)	(3)	(100.0)%
Interest expense	127	70	57	81.4%
Other	(1)	(1)	-	0.0%

Income (loss) before income tax expense (benefit)	(1,117)	305	(1,422)	(466.2)%
Income tax expense (benefit)	(480)	138	(618)	(447.8)%
Net income (loss)	$(637)	$167	$(804)	(481.4)%
Percent of revenues	(1.7)%	0.4%

Comparison of the Three Months Ended May 31, 2011 and 2010 – EIS

Revenues - EIS

EIS division’s total revenues decreased $8.7 million, or 18.9%, to $37.1 million for the three months ended May 31, 2011, compared to $45.8 million for the three months ended May 31, 2010.  EIS division’s total revenue includes revenues from the Company’s Systems Division, the ITSM practice, the Federal application services development practice of SDI, which was acquired June 4, 2010, the Oracle practice of Dinero, which was acquired February 3, 2011, and the application development practice of Covelix, which was acquired March 1, 2011.  Without the impact of the acquisitions of SDI, Dinero and Covelix total 2011 revenues for the three months ended May 31, 2011 would have decreased by $3.4 million to $33.7 million.

Procurement services revenue decreased $14.9 million, or 37.6%, to $24.7 million for the three months ended May 31, 2011, compared to $39.5 million for the three months ended May 31, 2010. This decrease was related to a reduction in spending by U.S. governmental agencies. See Item 1A-Risk Factors.

Service and consulting revenue increased $6.2 million, or 99.6%, to $12.5 million for the three months ended May 31, 2011, compared to $6.3 million for the three months ended May 31, 2010. This increase is mainly attributable to acquisitions and organic growth of service and consulting revenue.

Our EIS division’s revenues, by client type, are comprised of the following (in thousands):

	For the Three Months Ended
	May 31, 2011		May 31, 2010
Departments of the U.S. Government	$12,036	32.4%	$22,457	49.0%
Canadian Government Agencies	991	2.7%	760	1.7%
State and Local Governments	2,464	6.6%	1,025	2.2%
Commercial Companies	6,951	18.7%	5,262	11.5%
Education and other	14,694	39.6%	16,287	35.6%
Total Revenues	$37,136	100.0%	$45,791	100.0%

During the quarters ended May 31, 2011 and 2010, U.S. governmental department- and agency-related revenues represented approximately 32.4% and 49.0% of total EIS revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture and Department of Commerce. Revenues from various civilian and military U.S. governmental departments and agencies decreased by approximately $10.4 million, or 46.4%, to $12.0 million during the three months ended May 31, 2011 compared to $22.5 million for the three months ended May 31, 2010.  The decrease can be attributable to an overall decline in spending by U.S. governmental departments and agencies.

Revenues from state and local governments increased $1.4 million or 140% to $2.5 million.  However, the state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies, primarily in the State of New Jersey. Until tax revenues increase for state and local governments, we do not anticipate a significant amount of growth from these clients.

Revenues from commercial clients increased $1.7 million for the three months ended May 31, 2011, from $5.3 million to $7.0 million.  We have made investments to reposition our sales force to sell more services, long-term projects and managed services to our commercial clients.  We expect to see continued growth in the commercial sector as the economy continues its recovery and we are able to offer our clients a wider range of services.

During the three months ended May 31, 2011, revenues from our education business decreased by approximately $1.6 million compared with the three months ended May 31, 2010. This increase is due to timing of various projects in the school districts we serve.

Gross profit - EIS

Aggregate gross profit for our EIS division decreased $75,000, or 1.1%, to $6.6 million for the three months ended May 31, 2011, compared to $6.7 million for the three months ended May 31, 2010. This decrease is primarily attributable to the decline in procurement revenue of $14.9 million related to a reduction in the Federal business as well as a focus by EIS on obtaining higher margin service and consulting revenue.  Consequently, this emphasis on obtaining higher service and consulting revenue resulted in an increase in gross profit of $6.2 million associated with service and consulting revenue for the three months ended May 31, 2011 as compared to the months ended May 31, 2010.

Measured as a percentage of revenues, our gross profit margin for our EIS division increased to 17.9% of our EIS division’s revenues for the three months ended May 31, 2011 from 14.7% for the three months ended May 31, 2010. This increase is primarily due to an increase of our EIS division’s higher margin service and consulting revenue.

Selling, general and administrative expenses -EIS

Corporate expenses are primarily recorded in our EIS segment. Selling, general and administrative expenses for our EIS division increased by $1.0 million, or 18.2% to $6.9 million for the three months ended May 31, 2011, compared to $5.9 million for the three months ended May 31, 2010.  EIS division’s selling, general and administrative expenses includes selling, general and administrative expenses from Systems Division, the ITSM practice, the Federal application development practice of  SDI, the Oracle practice of Dinero, and the application development practice of Covelix.  If the recent acquisitions of SDI, Dinero and Covelix were excluded from selling, general and administrative expenses for the three months ended May 31, 2011, the increase in selling, general and administrative expenses for the period would have been $146,000.  The balance of the increase is related to investments in sales personnel and sales managers to expand our Federal, Education and Commercial revenues as well as merger and acquisition expenses associated with our recent acquisitions offset by capitalized costs for the implementation of a new enterprise resource planning system.

Stock-based compensation

Stock-based compensation for our EIS division increased by $26,000, or 22.0% to $144,000 for the three months ended May 31, 2011, compared to $118,000 for the three months ended May 31, 2010.

Warrant liability adjustment

Warrant liability adjustment for our EIS division was $(49,000) for the three months ended May 31, 2011, compared to $-0- for the three months ended May 31, 2010.  This adjustment relates to the stock warrants issued to our majority stockholder in August 2010. This warrant will continue to be “marked-to-market” each reporting period, which could result in large fluctuations in income or expense on the statement of operations in future periods related to this non-cash charge.

Depreciation and amortization - EIS

Depreciation and amortization expense for our EIS division increased by 67.1%, or $249,000, to $620,000 for the three months ended May 31, 2011, compared to $371,000 for the three months ended May 31, 2010.  The increase for the three months ended May 31, 2011 is primarily attributable to the amortization of intangible assets in connection with the recent acquisitions of SDI, Dinero and Covelix.

Operating income (loss) – EIS

The EIS division experienced an operating loss of $998,000 for the three months ended May 31, 2011, compared to an operating income of $371,000 for the quarter ended May 31, 2010. The operating loss for the three months ended May 31, 2011 is mainly attributable to a decrease in revenue and gross profit as discussed in the “Revenues – EIS” and “Gross profit – EIS” sections above.

Interest expense - EIS

Interest expense for the EIS division increased by 81.4%, or $57,000, to $127,000 for the three months ended May 31, 2011, compared to $70,000 for the three months ended May 31, 2010.  This increase is primarily attributable to higher balances on the Credit Facility.

Income tax expense (benefit) - EIS

We recorded an income tax benefit of $480,000 for the three months ended May 31, 2011, compared to an expense of $138,000 for the three months ended May 31, 2010. The effective benefit rate was 42.9% for the three months ended May 31, 2011, compared to an effective tax rate of  45.3% for the three months ended May 31, 2010.

Results of Operations –EGS

Most of the clients EGS serves are commercial clients.  While our consultants are typically working on long-term projects, we believe that current economic conditions continue to impact our ability to sell services the way these businesses had typically operated before we acquired them.  In addition, it has been our intention to convert these businesses to a new sales model and cross-sell their services across our organization.  We have also defined four practices within EGS that we are starting to sell as full service practice offerings using projects as opposed to typical staff augmentation.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for EGS for the three months ended May 31, 2011 and 2010.

EGS
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended May 31,
	2011	2010	Change	%
Revenues
Service and consulting	$7,723	$7,715	$8	0.1%
Total Revenues	7,723	7,715	8	0.1%

Cost of Sales
Cost of service and consulting	6,577	6,370	207	3.2%
Total Cost of Sales	6,577	6,370	207	3.2%

Gross Profit
Service and consulting	1,146	1,345	(199)	(14.8)%
Service and consulting %	14.8%	17.4%

Total Gross Profit	1,146	1,345	(199)	(14.8)%
Total Gross Profit %	14.8%	17.4%

Operating expenses:
Selling, general, and administrative expenses	1,082	1,411	(329)	(23.3)%
Depreciation and amortization	236	180	56	31.1%
Total operating expenses	1,318	1,591	(273)	(17.2)%
Percent of revenues	17.1%	20.6%

Operating loss	(172)	(246)	74	(30.1)%
Percent of revenues	(2.2)%	(-3.2)%

Other expense (income):
Interest income – other	(1)	-	(1)	N/A
Interest expense	57	54	3	5.6%
Other	(1)	(3)	2	(66.7)%

Loss before income tax benefit	(227)	(297)	70	(23.6)%
Income tax benefit	(52)	(95)	43	(45.3)%
Net loss	$(175)	$(202)	$27	(13.4)%

Comparison of the Three Months Ended May 31, 2011 and 2010 - EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  EGS division’s total revenues remained consistent at $7.7 million for the three months ended May 31, 2011 and 2010.

Gross Profit - EGS

EGS division’s gross profit decreased $199,000, or 14.8%, to $1.1 million for the three months ended May 31, 2011, compared to $1.3 million for the three months ended May 31, 2010.

Measured as percentages of revenue, our gross profit margin for the EGS division decreased to 14.8% of our EGS division’s revenues for the three months ended May 31, 2011 from 17.4% for the three months ended May 31, 2010. We believe this decrease is primarily attributable to higher rates paid to our consultants.

Selling, General and Administrative Expenses - EGS

EGS division’s selling, general and administrative expenses decreased $330,000, or 23.4%, to $1.1 million for the three months ended May 31, 2011, compared to $1.4 million for the three months ended May 31, 2010.  Approximately $230,000 of the decrease is the result of a reduction in acquisition-related and retention bonuses paid. The balance of the decrease can be attributed to reductions in various expense categories including marketing expense, commission expense and salaries.

Depreciation and Amortization - EGS

EGS division’s depreciation and amortization expense increased $56,000, or 31.1.0%, to $236,000 for the three months ended May 31, 2011, compared to $180,000 for the three months ended May 31, 2010.

Operating loss -EGS

Operating loss for our EGS division for the three months ended May 31, 2011 was $171,000, compared to operating loss of $246,000 for the three months ended May 31, 2010. The reduction in the operating loss is the result of the decreases described in the Gross Profit and Selling, General and Administrative sections above.

Interest expense -EGS

Interest expense for our EGS division for the three months ended May 31, 2011 increased by 5.6%, or $3,000, to $57,000, compared to interest expense of $54,000 for the three months ended May 31, 2010.

Benefit for income taxes -EGS

We recorded an income tax benefit of $52,000 for the three months ended May 31, 2011, compared to income tax benefit of $95,000 for the three months ended May 31, 2010. The effective tax benefit rate was 23.0% for the three months ended May 31, 2011, compared to tax benefit rate of 32.0% for the three months ended May 31, 2010.   The lower effective tax benefit for the three months ended May 31, 2011 is the result of the Company’s tax loss for the period reducing tax expense in unitary tax states that EGS has a filing requirement.

Consolidated Statements of Income for the Nine Months Ended May 31, 2011 compared with the Nine Months Ended May 31, 2010.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Nine Months Ended May 31,
	2011	2010	Change	%
Revenues
Procurement services	$113,389	$122,193	$(8,804)	(7.2)%
Service and consulting	54,469	40,994	13,475	32.9%
Total Revenues	167,858	163,187	4,671	2.9%

Cost of Sales
Cost of procurement services	101,742	109,348	(7,606)	(7.0)%
Service and consulting	40,013	29,310	10,703	36.5%
Total Cost of Sales	141,755	138,658	3,097	2.2%

Gross Profit
Procurement services	11,647	12,845	(1,198)	(9.3)%
Procurement services %	10.3%	10.5%

Service and consulting	14,456	11,684	2,772	23.7%
Service and consulting %	26.5%	28.5%

Total Gross Profit	26,103	24,529	1,574	6.4%
Total Gross Profit %	15.6%	15.0%

Operating expenses:
Selling, general, and administrative expenses	24,195	21,043	3,152	15.0%
Stock-based compensation	437	392	45	11.4%
Warrant liability adjustment	(478)	-	(478)	N/A
Depreciation and amortization	2,296	1,718	578	33.6%
Total operating expenses	26,450	23,153	3,297	14.2%
Percent of revenues	15.8%	14.2%

Operating income (loss)	(347)	1,376	(1,723)	(125.2)%
Percent of revenues	-0.2%	0.8%

Other expense (income):
Interest income – other	(14)	(18)	4	(22.2)%
Interest expense	521	428	93	21.7%
Other	14	(12)	26	(216.7)%

Income (loss) before income tax expense (benefit)	(868)	978	(1,846)	(188.8)%
Income tax expense (benefit)	(355)	456	(811)	(177.9)%
Net income (loss)	$(513)	$522	$(1,035)	(198.3)%
Percent of revenues	-0.3%	0.3%

Results of Operations -EIS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our EIS Results of Operations for the nine months ended May 31, 2011 and 2010.

EIS
STATEMENTS OF OPERATIONS
(In thousands)

	Nine Months Ended May 31,
	2011	2010	Change	%
Revenues
Procurement services	$113,389	$122,193	$(8,804)	(7.2)%
Service and consulting	32,258	18,607	13,651	73.4%
Total Revenues	145,647	140,800	4,847	3.4%

Cost of Sales
Cost of procurement services	101,742	109,348	(7,606)	(7.0)%
Service and consulting	21,585	10,833	10,752	99.3%
Total Cost of Sales	123,327	120,181	3,146	2.6%

Gross Profit
Procurement services	11,647	12,845	(1,198)	(9.3)%
Procurement services %	10.3%	10.5%

Service and consulting	10,673	7,774	2,899	37.3%
Service and consulting %	33.1%	41.8%

Total Gross Profit	22,320	20,619	1,701	8.2%
Total Gross Profit %	15.3%	14.6%

Operating expenses:
Selling, general, and administrative expenses	21,043	17,536	3,507	20.0%
Stock-based compensation	437	392	45	11.5%
Warrant liability adjustment	(478)	-	(478)	N/A
Depreciation and amortization	1,602	1,082	520	48.1%
Total operating expenses	22,604	19,010	3,594	18.9%
Percent of revenues	15.5%	13.5%

Operating income (loss)	(284)	1,609	(1,893)	(117.7)%
Percent of revenues	(0.2)%	1.1%

Other expense (income):
Interest income – other	(13)	(18)	5	(27.8)%
Interest expense	358	261	97	37.2%
Other	16	(5)	21	(420.0)%

Income (loss) before income tax expense (benefit)	(645)	1,371	(2,016)	(147.0)%
Income tax expense (benefit)	(398)	573	(971)	(169.5)%
Net income (loss)	$(247)	$798	$(1,045)	(131.0)%
Percent of revenues	(0.2)%	0.6%

Comparison of the Nine months Ended May 31, 2011 and 2010 - EIS

Revenues - EIS

EIS division’s total revenues increased $4.9 million, or 3.4%, to $145.6 million for the nine months ended May 31, 2011, compared to $140.8 million for the nine months ended May 31, 2010.    Without the impact of the recent acquisitions of SDI, Dinero and Covelix, total 2011 revenues for the nine months ended May 31, 2011 would have decreased by $7.1 million to $138.5 million.

Procurement services revenue decreased $8.8 million, or 7.2%, to $113.4 million for the nine months ended May 31, 2011, compared to $122.2 million for the nine months ended May 31, 2010. This decrease was related to a reduction in spending by U.S. governmental agencies. See Item 1A-Risk Factors.

Service and consulting revenue increased $13.7 million, or 73.4%, to $32.3 million for the nine months ended May 31, 2011, compared to $18.6 million for the nine months ended May 31, 2010.  This increase is mainly attributable to recent acquisitions and organic growth of service and consulting revenue.

Our EIS division’s revenues, by client type, are comprised of the following (in thousands):

	For the Nine Months Ended
	May 31, 2011		May 31, 2010
Departments of the U.S. Government	$72,124	49.6%	$79,373	56.4%
Canadian Government Agencies	2,300	1.6%	1,480	1.1%
State and Local Governments	4,720	3.2%	3,162	2.2%
Commercial Companies	18,711	12.8%	16,075	11.4%
Education and other	47,792	32.8%	40,710	28.9%
Total Revenues	$145,647	100.0%	$140,800	100.0%

During the quarter ended May 31, 2011 and 2010, U.S. governmental department- and agency-related revenues represented approximately 49.6% and 56.4% of total EIS revenues, respectively. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture and Department of Commerce. Revenues from various civilian and military U.S. governmental departments and agencies decreased by approximately $7.2 million, or 9.1%, to $72.1 million during the nine months ended May 31, 2011 compared to $79.4 million for the nine months ended May 31, 2010.

Revenues from state and local governments increased $1.6 million or 49.3% to $4.7 million for the nine months ended May 31, 2011.  However, the state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies, primarily in the State of New Jersey. Until tax revenues increase in state and local governments, we do not anticipate a significant amount of growth from these clients.

Revenues from commercial clients increased $2.6 million for the nine months ended May 31, 2011, from $16.1 million to $18.7 million.  We have made investments to reposition our sales force to sell more services, long-term projects and managed services to our commercial clients.  We expect to see continued growth in the commercial sector as the economy continues its recovery and we are able to offer our clients a wider range of services.

During the nine months ended May 31, 2011, revenues from our education business increased by approximately $7.1 million compared with the nine months ended May 31, 2010. This increase is attributable primarily to timing of various projects in the school districts we serve.

Gross profit – EIS

Aggregate gross profit for our EIS division increased $1.7 million, or 8.2%, to $22.3 million for the nine months ended May 31, 2011, compared to $20.6 million for the nine months ended May 31, 2010. This increase is primarily related to an increase in our higher margin service and consulting revenues as well as our recent acquisitions that primarily generated service and consulting revenue.

Measured as a percentage of revenues, our gross profit margin for our EIS division increased to 15.3% of our EIS division’s revenues for the nine months ended May 31, 2011 from 14.6% for the nine months ended May 31, 2010.

Selling, general and administrative expenses - EIS

Corporate expenses are primarily recorded in our EIS segment. Selling, general and administrative expenses for our EIS division increased by $3.5 million, or 20.0% to $21.0 million for the nine months ended May 31, 2011, compared to $17.5 million for the nine months ended May 31, 2010.

If the recent acquisitions were excluded from selling, general and administrative expenses for the nine months ended May 31, 2011, the increase in selling, general and administrative expenses for the period would have been $1.7 million.  The balance of the increase is related to investments in sales personnel and sales managers to expand our Federal, Education and Commercial revenue, merger and acquisition expenses associated with recent acquisitions completed in February and March 2011 and increased management information systems costs in conjunction with improving our IT systems to manage a larger IT services business.  Management has continued to invest in infrastructure and resources to build a much larger IT Services platform.

Stock-based compensation

Stock-based compensation for our EIS division increased by $45,000, or 11.5% to $437,000 for the nine months ended May 31, 2011, compared to $392,000 for the nine months ended May 31, 2010.

Warrant liability adjustment

Warrant liability adjustment for our EIS division was $(478,000) for the nine months ended May 31, 2011, compared to $-0- for the nine months ended May 31, 2010.  This adjustment relates to the stock warrants issued to our majority stockholder in August 2010. This warrant will continue to be “marked-to-market” each reporting period, which could result in large fluctuations in income or expense on the statement of operations in future periods related to this non-cash charge.

Depreciation and amortization - EIS

Depreciation and amortization expense for our EIS division increased by 48.1%, or $520,000, to $1.6 million for the nine months ended May 31, 2011, compared to $1.1 million for the nine months ended May 31, 2010.  The increase for the nine months ended May 31, 2011 is primarily attributable to the amortization of intangible assets in connection with the acquisitions of SDI, Dinero and Covelix.

Operating income (loss) - EIS

The EIS division experienced an operating loss of $284,000 for the nine months ended May 31, 2011, compared to an operating income of $1.6 million for the nine months ended May 31, 2010.  This operating loss for the nine months ended May 31, 2011 is mainly attributable to an increase in overall operating expenses as discussed in the “Selling, general and administrative expenses - EIS” section above that was partially offset by revenue and gross profit increases as discussed in the “Revenue – EIS” and “Gross profit – EIS” sections above.

Interest expense - EIS

Interest expense for the EIS division increased by 37.2%, or $97,000, to $358,000 for the nine months ended May 31, 2011, compared to $261,000 for the nine months ended May 31, 2010.  This increase is primarily attributable to higher balances on the Credit Facility.

Income tax expense (benefit) - EIS

We recorded an income tax benefit of $398,000 for the nine months ended May 31, 2011, compared to an income tax expense of $573,000 for the nine months ended May 31, 2010. The effective benefit rate was 61.8% for the nine months ended May 31, 2011, compared to an effective tax rate of 41.8% for the nine months ended May 31, 2010. The higher effective benefit rate in the nine months ended May 31, 2011 was primarily the result of the warrant liability adjustment that was partially offset by other permanent differences.

Results of Operations –EGS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our EGS Results of Operations for the nine months ended May 31, 2011 and 2010.

EGS
STATEMENTS OF OPERATIONS
(In thousands)

	Nine Months Ended May 31,
	2011	2010	Change	%
Revenues
Service and consulting	$22,211	$22,387	$(176)	(0.8)%
Total Revenues	22,211	22,387	(176)	(0.8)%

Cost of Sales
Cost of service and consulting	18,428	18,477	(49)	(0.3)%
Total Cost of Sales	18,428	18,477	(49)	(0.3)%

Gross Profit
Service and consulting	3,783	3,910	(127)	(3.2)%
Service and consulting %	17.0%	17.5%

Total Gross Profit	3,783	3,910	(127)	(3.2)%
Total Gross Profit %	17.0%	17.5%

Operating expenses:
Selling, general, and administrative expenses	3,152	3,507	(355)	(10.1)%
Depreciation and amortization	694	636	58	9.1%
Total operating expenses	3,846	4,143	(297)	(7.2)%
Percent of revenues	17.3%	18.5%

Operating loss	(63)	(233)	170	(73.0)%
Percent of revenues	(0.3)%	(-1.0)%

Other expense (income):
Interest income – other	(1)	-	(1)	N/A
Interest expense	163	167	(4)	(2.4)%
Other	(2)	(7)	5	(71.4)%

Loss before income tax expense (benefit)	(223)	(393)	170	(43.3)%
Income tax expense (benefit)	43	(117)	160	(136.8)%
Net loss	$(266)	$(276)	$10	(3.6)%
Percent of revenues	(1.2)%	(1.2)%

Comparison of the Nine Months Ended May 31, 2011 and 2010 - EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  EGS division’s total revenues decreased $176,000, or 0.8%, to $22.2 million for the nine months ended May 31, 2011, compared to $22.4 million for the nine months ended May 31, 2010. This decrease was caused by a 0.4% decrease in hours billed and a 0.1% decrease in the average hourly billing rate during the nine months ended May 31, 2011 compared with the corresponding period in 2010. The decrease in billable hours and rate is mainly due to decreases in our Business Analysis and Quality Assurance practices. Most of the clients EGS serves are commercial clients and we believe that this decrease in commercial business is primarily attributed to the current general economic downturn.

Gross Profit - EGS

EGS division’s gross profit decreased $127,000, or 3.2%, to $3.8 million for the nine months ended May 31, 2011, compared to $3.9 million for the nine months ended May 31, 2010.

Measured as percentages of revenues, our gross profit margin for the EGS division decreased to 17.0%   for the nine months ended May 31, 2011 from 17.5% for the nine months ended May 31, 2010. We believe this decrease is mainly due to the decreased billing rate per hour that resulted from pricing pressure from our commercial clients.

Selling, General and Administrative Expenses - EGS

EGS division’s selling, general and administrative expenses decreased 355,000, or 10.1%, to $3.2 million, for the nine months ended May 31, 2011, compared to $3.5 million for the nine months ended May 31, 2010.  Approximately $230,000 of the decrease is the result of a reduction in acquisition-related and retention bonuses paid. The balance of the decrease can be attributed to reductions in various expense categories including marketing expense, commission expense and salaries.

Depreciation and Amortization - EGS

EGS division’s depreciation and amortization expense increased $58,000, or 9.1%, to $694,000 for the nine months ended May 31, 2011, compared to $636,000 for the nine months ended May 31, 2010.

Operating loss -EGS

Operating loss for our EGS division for the nine months ended May 31, 2011 was $63,000 compared to operating loss of $233,000 for the nine months ended May 31, 2010.  The reduction in the operating loss is the result of the decreases described in the Gross Profit and Selling, General and Administrative sections above.

Interest expense -EGS

Interest expense for our EGS division for the nine months ended May 31, 2011 decreased by 2.4%, or $4,000, to $163,000, compared to interest expense of $167,000 for the nine months ended May 31, 2010.

Provision (benefit) for income taxes -EGS

We recorded an income tax expense of $43,000 for the nine months ended May 31, 2011, compared to income tax benefit of $117,000 for the nine months ended May 31, 2010. The effective tax benefit rate was 19.3% for the nine months ended May 31, 2011, compared to tax benefit rate of 29.7% for the nine months ended May 31, 2010.

Recently Issued Accounting Standards

Revenue Recognition

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605):Multiple Deliverable Revenue Arrangements,” which amends ASC Topic 605 “Revenue Recognition,” to permit companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of this ASU has not had a material impact on the Company’s financial position, results of operation or cash flows.

Accounts Receivable

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010. The disclosures about activity that occurs during a reporting period was effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this ASU has not had a material impact on the Company’s financial position, results of operation or cash flows.

Intangibles – Goodwill and Other

In December 2010, the FASB issued ASU 2010-28, “Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning December 15, 2010.  The adoption of this ASU has not had a material impact on the Company’s financial position, results of operation or cash flows.

Business Combinations

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.”  ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This ASU also expands the supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.  The adoption of this guidance may expand the existing disclosure requirements, which the Company is currently evaluating.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  ASU 2011-05 states that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 is effective retrospectively and is effective for fiscal years, and interim periods with those years, beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.  The adoption of this guidance may expand the existing disclosure requirements, which the Company is currently evaluating.

Liquidity and Capital Resources

Cash at May 31, 2011 of $2.9 million represented an increase of approximately $500,000 from cash of $2.4 million at August 31, 2010. We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit. Net availability per our Lender was $1.3 million and $6.8 million under the revolving portion of the Credit Facility as of May 31, 2011 and August 31, 2010, respectively. Borrowings under our line of credit at May 31, 2011 decreased to $14.5 million from $16.0 million at August 31, 2010.

The decline in the Federal market has negatively affected our operations.  While management believes that the decline is temporary and spending in the Federal market is increasing, the Company has taken steps to adjust for a long term reduction in government spending.  These steps include a reduction in spending on under-utilized assets, planned cost reductions and seeking alternative sources of liquidity for the Company. See Item 1A-Risk Factors.

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

For detailed information on terms of the Credit Facility, refer to Note 6 – Line of Credit, of the Consolidated Financial Statements in this Quarterly Report on the Form 10-Q for the three months ended May 31, 2011, or the annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

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

On June 23, 2011, EIS-Canada and De Lage Landen Financial Services Canada Inc. (the “Canadian Lender”) entered into a Loan Agreement (the “Canadian Loan Agreement”) and Schedule to Loan Agreement (the “Canadian Schedule,” together with the Canadian Loan Agreement, the “Canadian Credit Documents”) pursuant to which the Canadian Lender has agreed to provide EIS-Canada with a revolving credit line of $5 million (Canadian dollars) (the “Canadian Credit Facility”).  The Canadian Credit Facility is subject to certain mandatory repayments upon the occurrence of certain events as set forth in the Canadian Credit Documents.

Borrowings under the Canadian Credit Facility will bear interest at an annual rate equal to the rate of interest announced by The Toronto-Dominion Bank as the Canadian prime rate plus 1.75% for revolving credit loans.

To secure the payment of the obligations under the Canadian Credit Facility, EIS-Canada entered into a General Security Agreement, dated June 23, 2011, with the Canadian Lender (the “Canadian Security Agreement”), pursuant to which EIS-Canada granted to the Canadian Lender a security interest in all of EIS-Canada’s interests in certain of its undertakings, personal property and real property.

The Canadian Credit Documents contain certain customary covenants, including among other things:

  Affirmative covenants requiring EIS-Canada to maintain its legal existence and provide certain notices to the Canadian Lender; and
  Restrictive covenants including limitations on other indebtedness, liens, fundamental changes, asset sales, capital expenditures, the issuance of capital stock, investments, and transactions with affiliates.

The Canadian Credit Documents contain certain customary representations and warranties and events of default, including failure to pay interest, principal or fees, any material inaccuracy of any representation and warranty, bankruptcy and insolvency events. Certain of the events of default are subject to exceptions and materiality qualifiers.

On June 23, 2011, the Borrower entered into a Fourth Amendment to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Fourth Amendment”) with the Lender, pursuant to which the Lender has agreed to make certain amendments to the Loan and Security Agreement and the Schedules to the Loan and Security Agreement including (1) recognizing the Canadian Credit Facility and acknowledging the Borrowers’ agreement to guarantee EIS-Canada’s obligations under that facility and (2) amending the total facility amount under the Credit Documents to provide that the total facility plus the aggregate amount outstanding under the Canadian Credit Facility shall not exceed $32,000,000 (US dollars).

The Company had balances of $14.5 million and $16.0 million outstanding under the revolving portion of the Credit Facility, and balances of $974,000 and $3.4 million (included in the Company’s accounts payable) outstanding plus $723,000 and $723,000 in open approvals under the floor plan portion of the Credit Facility at  May 31, 2011 and August 31, 2010, respectively.

As of May 31, 2011, the Company determined that it was in compliance with its financial covenants under the Facility.

As of May 31, 2011, we had open term credit facilities with our primary trade vendors, including aggregators and manufacturers, of approximately $20.9 million with outstanding principal of approximately $11.2 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations and financial condition.

Capital expenditures of approximately $2.3 million during the nine months ended May 31, 2011 related primarily to the purchase of computer equipment for internal use and furniture and fixtures and an increased investment in IT infrastructure.

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

We believe that funds generated from current operations, trade vendor credit and bank borrowings should be sufficient to meet our current operating cash requirements through the next twelve months. However, there can be no assurance that all of the aforementioned sources of cash can be realized.

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
  There are occasions when a client requests a transaction on a “bill and hold” basis.  We follow the ASC criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of ASC are met. We do not modify our normal billing and credit terms for these clients. The client is invoiced at the date of revenue recognition when all of the criteria have been met. For the periods ended May 31, 2011 and 2010, we did not have any bill and hold transactions.

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

Goodwill and Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with ASC Topic 350, “Intangibles-Goodwill and Other,” goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC Topic 805, “Business Combinations.”  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of June 1.

Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with FASB ASC Topic 360 “Property, Plant and Equipment.”  Recoverability of definite-lived intangible assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Item 3.  Quantitative and Qualitative Information About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2011.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decision regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In December 2007, the Company received a subpoena issued by the General Services Administration Office of Inspector General (“OIG”), as part of an ongoing, industry-wide investigation.  The Company produced documents and data in response to the subpoena to the OIG during 2008.  In October 2010, the Company learned that it had been named as a defendant in a qui tam case alleging violations of the Trade Agreements Act.  This case, designated United States ex rel. Folliard v. Synnex Corporation et al., was filed under seal in the United States District Court for the District of Columbia.  Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation.  These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits.  The United States government declined to intervene in the matter on May 27, 2010.  Nonetheless, the Company can provide no assurance that the government will not intervene in this case in the future or in any other qui tam suit against the Company in the future.  The Company filed a motion to dismiss the lawsuit on December 10, 2010.  At this time, the Company is unable to predict the timing and outcome of this matter.

In addition, the Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business.  Except as set forth above, the Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

Our revenues are derived from a few major clients, the loss of any of which could cause our results of operations to be adversely affected.

A large portion of our revenues are drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During the nine months ended May 31, 2011 and 2010, U.S. governmental department and agency related sales accounted for approximately 43.0% and 48.6% of our total revenues, respectively.

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
  the adoption of new laws or regulations changing procurement practices; or
  delays in the payment of our invoices by government payment offices.
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

Our credit facility contains certain financial covenants. As of May 31, 2011, the Company was in compliance with all of its financial covenants and the Company had $14.5 million outstanding under the revolving portion of the credit facility, and balances of $974,000 (included in the Company’s accounts payable) plus $723,000 in open approvals under the floor plan portion of the credit facility.  As of May 31, 2011, net availability was $1.3 million under the revolving portion of the credit facility.  There can be no assurance that we will be in compliance with all of our financial covenants in the future and that the lender will not immediately call for repayment of the outstanding borrowings under the credit facility in the event we are not in compliance with any of the financial covenants.

If we experience an event of default under our Credit Facility, then all amounts due there under will become immediately due and payable, which will have a material adverse effect on our business and financial condition.

At May 31, 2011, our Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of our eligible accounts receivable plus 100% of unsold inventory financed by the Lender and 40% of all other unsold inventory. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. If an event of default under our Credit Facility occurs because our outstanding borrowings exceed the borrowing base or for any other reason, then the entire balance outstanding under the Credit Facility will become immediately due and payable. We will not be able to repay this balance unless we raise significant capital by selling assets or issuing debt or equity securities, which we may not be able to do on terms acceptable to us, if at all. If the balance outstanding under our Credit Facility becomes immediately due and payable and we are unable to raise significant capital or obtain from the Lender a waiver and an agreement to forbear, then we will not be able to satisfy our obligations to the Lender, they may proceed to foreclose on the collateral and our business and financial condition will be materially and adversely affected.

Implementation of new ERP System

We are currently implementing a new enterprise resource planning ("ERP") system which will be fully installed in the fourth quarter of fiscal 2011. Implementation of a new ERP system will typically involve changes to an entity's overall internal control environment, which we currently have in process. Any unforseen difficulties in the implementation of our new ERP system could adversely impact our system of internal controls and have a material adverse effect on our business and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2011, EGS LLC, a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding stock of Covelix for cash plus the right to receive future contingent earnout payments.  In connection with the acquisition, the Company issued 187,500 shares of restricted common stock on March 1, 2011 to the former shareholders of Covelix.  One-half of the shares vested on March 1, 2011 and the remaining shares vest evenly over a two-year period.  The securities were sold only to an “accredited investor,” as such term is defined in the Securities Act of 1933, as amended (the “Securities Act”), were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act and corresponding provisions of state securities law, which exempt transactions by an issuer not involving any public offering.  The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was restricted under the terms of the Purchase Agreement.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated July xx, 2011.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated July xx, 2011.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated July xx, 2011.

Exhibit 32.2 - Section 1350 Certificate of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated July xx, 2011.

Exhibit 99.1 - Third Amendment and Joinder to Loan Security Agreement and Schedule to Loan and Security Agreement and Second Amendment to Collateral Pledge Agreement dated March 9, 2011. (1)

(1) Previously filed as an exhibit to Registrant’s Form 10-Q for the period ending February 28, 2011, filed on April 14, 2011 and incorporated herein by reference.

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

Date: July 15, 2011