Form 10-K
period 2011-08-31
EMTEC INC/NJ
filed 2011-12-14
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(MARK ONE)
(X)                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one): ☐ Large accelerated filer    ☐ Accelerated filer   ☐ Non-accelerated filer      ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2011 was approximately $4,926,989 computed by reference to the closing price of the common stock for that date.

        As of November 9, 2011, there were outstanding 17,619,813 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III – Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders

EMTEC, INC.
2011 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	(Removed and Reserved)	24

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	52
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	89
Item 9A.	Controls and Procedures	90
Item 9B.	Other Information	92

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	93
Item 11.	Executive Compensation	96
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	97
Item 13.	Certain Relationships, Related Transactions and Director Independence	98
Item 14.	Principal Accountant Fees and Services	99

PART IV

Item 15.	Exhibits and Financial Statement Schedules	100
Signatures	106

i

References in this Annual Report to “we,” “us,” or “our” are to Emtec, Inc. and its subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).  In this Annual Report, we state our beliefs of future events and of our future financial performance.  In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words.  You should be aware that those statements are only our predictions.  Actual events or results may differ materially.  In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended August 31, 2011 and other reports or documents that we file from time to time with the SEC.  Those factors may cause our actual results to differ materially from any of our forward-looking statements.  All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

-ii-

PART I

Item 1.  Business

Introduction

Emtec, Inc., a Delaware corporation, was formed on January 17, 2001 and is an information technology (“IT”) services provider.  We provide consulting, application services and infrastructure services to commercial and public sector clients.  The Company’s client base is comprised of commercial businesses, school districts throughout the United States and Canada and departments of the United States and Canada’s federal, state/provincial and local governments.

Over the last two years, we have concentrated our sales efforts focusing on Enterprise application services and custom application services to our customers; we go to market through specific industry segments, commonly called “verticals,” “industry verticals” or “vertical markets,” and specific organizational functional expertise.

Our primary business objective is to become a leading provider of high quality IT application services and innovative consulting for our clients, while continuing to provide a range of managed infrastructure support.

We service our clients on their premises or in our delivery centers in the US, Canada and India.

Our headquarters and principal offices are located at 11 Diamond Road, Springfield, New Jersey; telephone: (973) 376-4242.  Our website is www.emtecinc.com.  We have made available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.  The information on our website is not part of, or incorporated by reference in, this Annual Report.

Recent Acquisitions

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

On February 3, 2011, the Company acquired through its subsidiary, Emtec Global Services, LLC (“Emtec Global Services”), all of the issued and outstanding stock of Dinero Solutions, LLC (“Dinero”), headquartered in Duluth, Georgia.  Dinero provides Oracle implementation services to commercial clients.

On March 1, 2011, the Company acquired through its subsidiary, Emtec Global Service, all of the issued and outstanding stock of Covelix, Inc. (“Covelix”), headquartered in Kirkland, Washington.  Covelix provides software development, quality assurance, staffing and program management services to software companies.  Covelix enters into contracts with customers and outsources the work to its wholly-owned subsidiary, Covelix Technologies Private Ltd., located in Pune, India.

On August 15, 2011, the Company acquired through its subsidiary, Emtec Global Services, all of the outstanding membership interests of GNUCO, LLC, d/b/a Emerging Solutions, LLC (“Emerging”) headquartered in Chicago, Illinois.  Emerging is an IT consulting/services company that focuses on enterprise performance management and has broad capabilities and technical expertise in leading technologies (e.g. Oracle, Hyperion, PeopleSoft, Microsoft, and Salesforce.com) as well as expertise in business process management.

Industry Background

We compete in the technology services market. We provide our clients with a broad array of technology services including IT infrastructure and process consulting; development, implementation and maintenance and support of custom and packaged business applications; planning, managing, maintaining and supporting IT infrastructure; aligning their clients’ IT infrastructure with the needs of their clients’ businesses and operations, and advice, design and selection of their clients’ business process technology needs. We also provide our clients with IT staff augmentation in a select set of business application skills.   We can provide full lifecycle services as well as point solutions for our clients depending on their needs.

During 2010, the commercial IT services industry rebounded from the recession and demand for a wide variety of information technology services increased.  At the same time, the federal government and state and local governments faced budgetary pressures stemming from reduced tax collections and a reduction in stimulus funds compared to 2009.  The market for distributors of technology products has been consolidating and manufacturers have intensified direct selling efforts.  While this product market has matured, the market for IT services has expanded the use of technology to improve business efficiencies.  Many organizations are increasingly dependent on the use of IT as a competitive tool in today’s business environment.  The need to distribute and access information on a real-time basis throughout an organization and between organizations has led to the rapid growth in the IT services market.

The decision-making process that confronts companies when planning, selecting and implementing their IT needs continues to grow more complex.  Organizations are continually faced with new business challenges which are not only driven by the markets they operate in but by the rapid change of technology itself.  Many organizations today face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in government regulations, globalization and technology innovation.  In response to these challenges, many organizations are focused on improving productivity, increasing service levels, lowering costs and expediting delivery times.  In order to achieve these goals, organizations are focusing on improving applications and infrastructure to facilitate faster, more responsive, lower-cost business operations.  The development, integration and on-going maintenance of improved operations can present major challenges and require highly skilled professionals trained in diverse technologies.  Currently, many companies are outsourcing these functions to independent providers of IT services.  Furthermore, organizations also require additional technical resources to maintain, enhance and re-engineer their core legacy IT systems to address application maintenance projects.

Increasingly, many IT departments have shifted all or a portion of their IT development, integration and maintenance requirements to outside service providers operating with on-site and/or offshore IT resources.  Global demand for high quality, lower cost IT services from outside providers has created a significant opportunity for IT service providers that can successfully leverage benefits, and address the challenges, of using offshore talent.  The delivery of IT services has shifted to a global sourcing model, where companies can choose from a wide array of technology partners and effectively manage their technology costs through the use of round-the-clock support and best delivery.

We serve clients in various vertical markets including retail, manufacturing, financial services, professional services, utilities, healthcare, governments at the federal (both U.S. and foreign governments), state, and local level, and the K-12 education market.

The U.S. Federal government is one of the world’s largest consumers of IT and is our largest source of revenue.   The U.S. federal government tends to use procurement vehicles to purchase its IT needs which foster partnering relationships.  The federal government encourages partnering relationships in order to give small businesses the opportunity to serve the federal government while at the same time not forgoing shifting risk and management of larger projects to larger companies.

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

Our Strategy

Our business objective is to shift our business away from low margin transactional IT to multiyear outsourcing engagements using a “best shore” sourcing model.

In application services, we typically engage with our clients in a consulting capacity and expand the relationship over time to provide high value-added strategic advice in combination with recurring information technology outsourcing.  We strive to be considered by our clients as one of their most trusted advisors and be recognized as the premier IT services company by our partners.  Our consulting practices include; IT strategy & planning, IT security consulting, functional expertise such as federal agency finance and accounting, and our Information Management practice.  Sales of these services are focused on the business user including CEOs, CFOs, sales and marketing, operations and human resources.

Our infrastructure services, led by our Information Technology Service Management (“ITSM”) practice, views itself as a partner to our clients’ CIOs, assisting them in enhancing their value to their companies, as well as helping them reduce their overall infrastructure costs through innovative solutions.  We intend to shift the services we deliver to managed infrastructure services through our broader infrastructure offerings over time.

We will continue to enhance our practice areas in both our infrastructure and applications services, adding practices through organic growth, development of our existing consultants and hiring.  We expect our applications services business to become a larger percentage of our service offering in the future and for the Company to eventually be a go-to source of application development maintenance and managed services.  We believe that by working with a single-source provider, organizations will be able to adapt more quickly to technological changes and reduce their overall IT costs.

To this end, we are pursuing the following strategies:

Organic Growth through a Vertical, Functional and Geographical Sales Force

We have hired professional sales executives and experienced sales professionals who have significant experience selling IT solutions and managed services. We have trained these professionals in differentiating the Company by offering a unique set of solutions that provide a value proposition for our clients.  We focus our sales professionals on expanding our services within our existing client base, many of whom are Fortune 1000 companies or government agencies of similar size. Our commercial sales force is both functional and geographical.  The functional sales teams focus on selling a specific solution to an industry segment while our executive sales teams focus on selling a full set of solutions to an industry segment in a geographical region.  Our state and local and education sales teams are focused geographically.  We feel the flexibility of our approach to professional sales teams allows us to fit industry needs to different sales structures.  In our federal vertical, we have focused these sales teams around selling to specific agencies of the government.

Pursuing Strategic Acquisitions

We are seeking to expand our service offerings. We plan to add on practice areas as we continue to grow through acquisitions.  We seek out companies that strengthen our management team, enhance our technical expertise and delivery capabilities, and can help us to nurture and expand client relationships.   We identify businesses that complement our strengths and, in particular, expand our business application services.  We intend to focus on companies with management teams who are willing to commit to long-term participation in our organization and who share our vision of continued growth. In addition, we believe our acquisition targets greatly benefit from our scale, leadership and infrastructure.

Capitalizing on Existing Relationships

We believe that our history of satisfying the IT requirements of our larger clients is facilitating the marketing of our new services to this important segment of our clientele.  The addition of our acquisition partners has expanded our service offerings in areas of custom application development, Enterprise Resource Planning (“ERP”) and programming technologies and business service management along with enriching our client base in a variety of industry verticals including; government, retail, telecommunications, financial services, pharmaceutical, insurance and manufacturing.

Our Business

IT Consulting Services

Our IT Consulting Services analyze whether a customer’s IT is providing services that are truly valuable to the enterprise it supports.  We also help align IT priorities with the priorities of our customer’s business.  Specific areas of focus include; IT Strategy and Planning, Performance and Governance, Process Improvement, and Security and compliance.  We rely on our unique approach to quantifying IT Value (Value Based Management), and our real-world experience in IT transformation and operations to ensure that our clients can leverage IT as a true competitive differentiator.

Application Services

We combine expertise in diverse technologies with experience across a wide array of industries to deliver applications that solve business problems, improve operational efficiency and optimize the use of information. From identifying process improvement opportunities through the entire application development lifecycle, we possess the skills and experience to assist our clients. Currently, we have associates located on-shore and offshore to provide our clients with the right mix of skills and experience in line with their specific needs.

Areas of focus include:

•
Development Maintenance and Support – We design, develop, and support custom services and software applications for enterprise-wide and mission-critical deployments. Our developers and project manager are experienced in Open Source, Microsoft .NET, J2EE/Java, Mobile (iPhone/iPad, Android, Blackberry, Symbian, Windows Mobile), Silverlight, and Cloud development.  Additionally, our application support personnel can provide ongoing support after final delivery of the application.

•
Package Implementation – We help our clients maximize the benefits of business applications by using leading edge technology. We implement, upgrade and integrate innovative packaged applications from leading software vendors, focusing on delivery of Oracle, PeopleSoft, Microsoft, and SAP technologies.

•
Information Management – For many of our clients, information is their most important asset. We help them control, manage and leverage information for maximum return. We take a holistic and vendor agnostic approach to information management. From information architecture, through integration, management, and presentation to enable timely business intelligence, we cover the entire information lifecycle.

•
Validation and Verification – Our clients often need to ensure that a new or existing software application will satisfy their business, technical and regulatory requirements. We help them by independently validating and verifying that the application fulfills its design specifications.  We do this by utilizing proven quality assurance methodologies and tools.  Our consultants have experience across multiple tools, including HP (Mercury), IBM (Rational), Borland (Segue), Compuware and other Opensource toolsets such as Selenium. We also have Domain coverage for NTier, WebApp – SOA, SaaS; Mainframe; DW/BI; ERP and Embedded Systems.

Infrastructure Services

We offer our clients help with the selection, design, deployment, and ongoing support of their IT infrastructure. These services deliver comprehensive lifecycle IT infrastructure services – from requirements analysis, selection, planning, design, procurement and deployment and technical support, to ongoing service management and outsourced managed services.

We offer these services in the following areas:

•
IT Service Management – We focus on the  design, implementation, and testing of IT management systems including BMC/Remedy and HP, utilizing years of experience in IT service management in alignment with best practices including ITIL. We help our clients to align their IT investments in people, process and technology to effectively manage IT.

•
Infrastructure Optimization – We design and implement virtualized infrastructure solutions that optimize distribution and availability of virtual assets and mission-critical applications across our client’s organizations. We begin with pre- and post-deployment capacity plans to help design a solution that maximizes performance while minimizing costs. We implement platform management tools for image synchronization and design virtual infrastructure tools and metrics to help maintain data and image consistency.  We also optimize native virtualization management consoles and equip our clients with the management tools and resources required to ensure availability of virtual assets and mission-critical applications. Our end-to-end service provides critical details for planning, design and best practices implementation.

•
Procurement Services – We plan, design, procure, deploy, and maintain our client’s IT infrastructure.  We are product agnostic and for an organization of our scale we feel this differentiates us from many of our competitors because we can provide them the best solution for their IT spend without creating conflicts.  We offer products from a broad array of technologies, from both hardware manufacturers and software providers. Equipment we deploy and maintain includes workstations, servers, networking and communications equipment, enterprise computing products and application software. We minimize inventory risk by ordering products primarily on an as-needed basis.  We utilize electronic ordering and pricing systems that provide real-time status checks on the aggregators’ inventories and maintain electronic data interchange links to other suppliers. Our sales team is thereby able to schedule shipments more accurately and to provide electronically-generated client price lists.

•
Managed Infrastructure Services – We provide ongoing monitoring and support of our client’s IT infrastructure through the utilization of help desk and monitoring services as well as through our own on-site engineering resources. This allows our clients to focus the majority of their time and resources on their businesses, rather than managing their IT infrastructures.

Cloud Services

Cloud computing refers to internet based computing that enables users to access processing power, storage, software or other services via the internet. We believe cloud computing is transforming the way that IT services are consumed and delivered, and we are prepared to help our clients to capitalize on the opportunities that it presents. From understanding the promise of cloud-based services for a client’s organization, to developing a cloud-based application, we have the skills and expertise to help. Our current areas of focus in this area include:

•
Cloud Strategy and Planning – Many of our clients know that cloud computing could benefit them, but they are not exactly sure where and how.  We can assist our clients with this process by helping them to break down the problem using our Value-Based Management (“VBM”) approach and systematically or opportunistically determine which services could be best provided through cloud computing methods.  Once these opportunities have been identified, our consultants assist clients with the prioritization and planning required for an orderly migration to new cloud-based services.

•
Cloud Development – Our application developers understand the considerations, opportunities and pitfalls of developing applications for delivery via cloud platforms and can help clients determine which cloud platform(s) are best suited to their needs.  Our deepest experience and competency currently is in the Salesforce.com platform.

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

Customers

Our clients are primarily large business organizations, departments of the United States and Canada’s federal, state and local governments, local school districts and other large and mid-sized companies throughout the United States and Canada. We service our clients on their premises as well as from our leased delivery centers in the U.S. Canada, and India.

Sales to one school district accounted for approximately $46.0 million or 21.7% and $41.2 million or 18.4% of the Company’s total revenues for years ended August 31, 2011 and 2010, respectively.  A large portion of our revenues are also drawn from various civilian and military U.S. governmental departments and agencies.  Our state and local government clients include various state agencies and other local government units.  Educational institution clients primarily include K-12 school districts.

The government utilizes a variety of contracting methods when purchasing from us, including negotiated bids, pre-negotiated blanket purchase agreement contracts and open-market procurements.  We participate in formal government bids for all contract types, and also process orders received on existing contracts on an ongoing basis.

We hold a number of contracts with the U.S. Government including a General Service Administration (“GSA”) contract for the sale of IT products and services that runs through September 2015.

It is expected that federal government business revenues will continue to represent a large portion of our total revenues and that the consulting services to the federal government will become an increasingly important part of our business as we continue to penetrate wider and deeper into various civilian and military agencies.

Our revenues, by client type consist of following (in thousands):

	For the Years Ended
	August 31, 2011		August 31, 2010
Departments of the U.S. Government	$87,433	41.2%	$104,598	46.6%
Canadian Government Agencies	2,763	1.3%	2,509	1.0%
State and Local Governments	5,767	2.7%	4,105	1.8%
Commercial Companies	56,171	26.5%	51,491	23.0%
Education and other	60,013	28.3%	61,899	27.6%
Total Revenues	$212,147	100.0%	$224,602	100.0%

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

Associates

The Company refers to all its employees as associates.  As of November 14, 2011, we employed 761 associates, including 577 IT services consulting staff and support associates, 89 sales, marketing and related support associates, 53 operations and administrative associates and 42 associates in accounting finance, and human resources.  We believe that our ability to recruit and retain highly skilled technical and other management associates will be critical to our ability to execute our business model and growth strategy.  We strive to have all our associates embrace our culture, values, and educate them on our strategy.

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

Item 1A.                         Risk Factors

In addition to the other information in this Form 10-K, readers should carefully consider the risks described below before deciding to invest in shares of our common stock. These are risks and uncertainties we believe are important for you to consider. Additional risks and uncertainties not presently known to us, or which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows would likely suffer. In that event, the market price of our common stock could decline.

If we are in default under our Credit Facility or any agreement we have with any of our lenders, then all amounts due there under will become immediately due and payable, which will have a material adverse effect on our business and financial condition.

Our Credit Facility with De Lage Landen Financial Services, Inc. (“DLL”) provides for aggregate borrowings of the lesser of $32.0 million or 85% of our eligible accounts receivable, plus 100% of unsold inventory financed by DLL and 40% of all other unsold inventory.  The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes.  As of August 31, 2011, we had $17.2 million outstanding under the revolving portion of the credit facility, and balances of $1.0 million (included in our accounts payable) plus $2.2 million in open approvals under the floor plan portion of the credit facility.  If an event of default under the Credit Facility or any agreement we have with DLL occurs, then the entire balance outstanding under all such agreements shall become immediately due and payable.  We will not be able to repay this balance unless we raise significant capital by refinancing with a new senior lender, selling assets or issuing debt or equity securities, which we may not be able to do on terms acceptable to us, if at all.  Further, a default on the Credit Facility would also result in a cross-default under our Subordinated Loan Agreement with NewSpring SBIC Mezzanine Capital II, L.P (“NewSpring”).  If the balance outstanding under our agreements with DLL and NewSpring become immediately due and payable and we are unable to raise significant capital or obtain from DLL a waiver and an agreement to forbear, because we do not currently have sufficient liquidity to satisfy these obligations if accelerated by DLL and NewSpring, DLL may proceed to foreclose on the collateral, our business and financial condition will be materially and adversely affected and the value of your equity investment in the Company could be adversely impacted.

As of August 31, 2011, we determined that we were not in compliance with the Capital Expenditure covenant under our Credit Facility.  However, we were granted a waiver from DLL.  See Item 7 – “Liquidity and Capital Resources.”  There can be no assurance in the future that we will be in compliance with our covenants under the Credit Facility or the Subordinated Loan Agreement and, to the extent we are not in compliance, that our lenders will agree to grant us any additional waivers.

Our revenues are derived from a few major clients, the loss of any of which could cause our results of operations to be adversely affected.

A large portion of our revenues are drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During the last two fiscal years ended on August 31, 2011 and 2010, U.S. governmental department and agency related sales accounted for approximately 41.2% and 46.6% of our total revenues, respectively.

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

Additionally, sales to one of the school districts accounted for approximately $46.0 million or 21.7% and $41.2 million or 18.4% of the Company’s total revenues for years ended August 31, 2011 and 2010, respectively.

We cannot assure you that we can successfully increase the portion of our revenues derived from IT consulting and outsourcing.  If we are unsuccessful, our future results may be adversely affected.

Our transition from an emphasis on IT procurement services to an emphasis on providing IT consulting and outsourcing has placed significant demands on our managerial, administrative and operational resources.  Our ability to manage this transition effectively is dependent upon our ability to develop and improve operational, financial, and other internal systems, as well as our business development capabilities, and to attract, train, retain, motivate and manage our associates.  If we are unable to do the aforementioned, our ability to effectively deliver and support our services may be adversely affected.  Further, our transitional efforts to access higher-margin consulting and outsourcing revenues may result in reduced IT procurement services revenue.  If we successfully expand our IT services offerings, periods of variability in utilization may continue to occur.  In addition, we are likely to incur greater technical training costs during such periods.  Historically, our IT procurement services accounted for approximately 64.9% and 74.0% of our total revenues for the years ended August 31, 2011 and 2010, respectively. In contrast, our IT consulting and outsourcing accounted for approximately 35.1% and 26.0% of our total revenues for the years ended August 31, 2011 and 2010, respectively.

Our business will suffer if we fail to develop new services and enhance our existing services in order to keep pace with the rapidly evolving technological environment.

The IT consulting and outsourcing market is characterized by rapid technological change, evolving industry standards, changing client preferences and new product and service introductions. Our future success will depend on our ability to develop solutions that keep pace with changes in the IT consulting and outsourcing market. We cannot assure you that we will be successful in developing new services addressing evolving technologies on a timely or cost-effective basis or, if these services are developed, that we will be successful in the marketplace. In addition, we cannot assure you that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to compete effectively in the highly competitive IT consulting and outsourcing industry.

The IT consulting and outsourcing business is highly competitive.  Our competitors include established computer product manufacturers, some of which supply products to us, distributors, computer resellers, systems integrators and other IT service providers.  Many computer product manufacturers also sell to clients through their direct sales organizations and certain of them have announced their intentions to enhance such direct sales efforts.  Many of our current and potential competitors have longer operating histories and financial, sales, marketing, technical and other resources substantially greater than ours.  As a result, our competitors may be able to adapt more quickly to changes in client needs or to devote greater resources than we can to the sales of IT products and the provision of IT services and we may not have the resources necessary to compete effectively.

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

Our future success will depend to a significant extent on our ability to attract, train and retain highly skilled IT development professionals. In particular, we need to attract, train and retain project managers, IT engineers and other senior technical personnel. We believe there is a shortage of, and significant competition for, IT development professionals in the United States with the advanced technological skills necessary to perform the services we offer. We have subcontracted, to a limited extent in the past, and may do so in the future, with other service providers in order to meet our obligations to our clients. Our ability to maintain and renew existing engagements and obtain new business will depend, in large part, on our ability to attract, train and retain technical personnel with the skills that keep pace with continuing changes in IT, evolving industry standards and changing client preferences. Further, we must train and manage our growing work force, requiring an increase in the level of responsibility for both existing and new management personnel. We cannot assure you that the management skills and systems currently in place will be adequate or that we will be able to train and assimilate new associates successfully. Our failure to attract, train and retain current or future associates could have a material adverse effect on our business, results of operations and financial condition.

Our growth may be hindered by United States Citizenship and Immigration Services restrictions.

Our continued success will depend, to a large extent, on our ability to remain in the forefront of developments in the field of IT.  In order for us to remain competitive in the current market environment, it is critical for us to hire and maintain the services of highly skilled and competitive associates who have the technical and practical expertise to meet the high-end technological needs of our clients.  A number of our IT professionals are from developing countries, especially India.  The ability of Indian nationals to work in the United States depends on obtaining the necessary visas and work permits.

The H-1B visa classification enables U.S. employers to employ foreign workers in specialty occupations that require theoretical or technical expertise in a specialized field (such as, Systems Analysis and Systems Engineering) and a bachelor's degree or its equivalent.  The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that United States Citizenship and Immigration Services, or USCIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year. In years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign associates to the United States.  Furthermore, the costs associated with obtaining H-1B visas is continuing to increase.

There is a statutory cap on H-1B petitions for Fiscal Year 2012 (FY 2012) of 65,000.  There is an additional 20,000 cap-exempt H-1Bs available for individuals who have a U.S. master’s or higher degree.  USCIS began accepting H-1B petitions subject to the FY 2012 cap on April 1, 2011.  As of November 2011, the USCIS received a sufficient number of H-1B petitions to reach the statutory cap of 65,000 for FY 2012.

Moreover, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by employers to comply with existing Department of Labor regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.  We are subject to such audits from time to time.

We also process immigrant visas for lawful permanent residence for associates to fill positions for which there are no able, willing and qualified U.S. workers available to fill the positions. Compliance with the existing U.S. immigration and labor laws, or changes in those laws making it more difficult to hire foreign nationals or limiting our ability to successfully obtain permanent residence for our foreign associates in the United States, could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States. Any of these restrictions or limitations on our hiring practices could have a material adverse effect on our business, results of operations and financial condition.

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

Our markets are highly competitive, and many of the companies we compete against have substantially greater resources.

The markets in which we operate include a large number of participants and are highly competitive. Many of our competitors may compete more effectively than we can because they are larger, better financed and better known companies than we are. In order to stay competitive in our industry, we must also keep pace with changing technologies and client preferences. If we are unable to differentiate our services from those of our competitors, our revenue may decline. In addition, our competitors have established relationships among themselves or with third parties to increase their ability to address client needs. As a result, new competitors or alliances among competitors may emerge and compete more effectively than we can. There is also a significant industry trend towards consolidation, which may result in the emergence of companies who are better able to compete against us. The results of these competitive pressures could cause our actual results to differ materially and adversely from those anticipated.

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

As of August 31, 2011, our open terms credit lines with our primary trade vendors, including aggregators and manufacturers were $31.5 million. Under these credit lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without a notice, and this action could have a material adverse affect on our business, result of operations, and financial condition.

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

•	U.S. federal government shutdowns and other potential delays in the appropriation process;

•
the use of a Continuing Resolution to fund agencies instead of a budget appropriation, which may cause our customers within U.S. federal government agencies to defer or reduce work under our current contracts;

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

Education, state and local verticals sales levels are subject to fluctuations driven in part by state budgetary status and changes in state and local government funding and spending patterns. We believe there has been a reduction in spending by schools due to the general economic conditions in the United States and fiscal constraints on state and local government budgets. A continuation of global capital and credit market instability, a sluggish economic recovery or a return to a period of economic contraction could result in reductions or further reductions as the case may be, in spending by school districts and other customers to which we sell products and services. A further reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations.

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

Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests. As of August 31, 2011 and 2010, we had goodwill of approximately $18.6 million and $14.0 million, respectively.  We performed impairment tests on goodwill as of June 1, 2011 and 2010, and recorded an impairment of approximately $200,000 associated with our SARK acquisition.  We test for impairment at least annually.  Such tests may result in a determination that these assets have been impaired.  If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable or increase the amount of our net loss in the period in which the charge is taken or otherwise fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

Our business may be harmed by the contingent earnout obligations we incurred in connection with our acquisitions or acquisitions we may complete in the future.

In connection with our acquisitions, we have incurred the obligation to make contingent earnout payments tied to performance criteria of the acquired businesses over a specified period. We also expect that acquisitions we may complete in the future may contain contingent earnout payments, and these payments could be significant.  In addition, contractual provisions relating to these contingent earnout obligations may include covenants to operate the businesses acquired in a manner that may not otherwise be most advantageous to us. These provisions may also result in the risk of litigation relating to the calculation of the amount due or our operation of the business acquired. Such litigation could be expensive and divert management attention and resources. Our obligation to make contingent payments may also result in significant operating expenses.  We can provide no assurance that we will have sufficient funds to pay our contingent obligations when due, or that such obligations, including the associated covenants relating to the operation of the acquired business, will not otherwise adversely affect our business, liquidity, capital resources or results of operations.

We have partially completed the implementation of a new enterprise resource planning system, a process which presents a number of significant operational risks.

 As our business grows and becomes more complex, it is necessary that we expand and upgrade our enterprise resource planning system, or ERP, and other management information systems which are critical to the operational, accounting and financial functions of our company. We evaluated alternative solutions, both short-term and long-term, to meet the operating, administrative and financial reporting requirements of our business. During the six months ended May 31, 2011, we partially completed the implementation of a new ERP system developed by SAP AG. We have made and will continue to make further enhancements and upgrades to the ERP, as necessary. Significant management attention and resources have been used and extensive planning has occurred to support effective implementation of the new ERP system, however, such implementation carries certain risks, including the risk of significant design errors that could materially and adversely affect our operating results and impact our ability to manage our business. As a result, there is a risk that deficiencies may exist in the future that could constitute significant deficiencies, or, in the aggregate, a material weakness in internal control over financial reporting.

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

We have in the past and in the future will continue to issue equity or instruments with characteristics of equity to management as part of our executive compensation program. In addition, as part of our strategy, we may acquire other businesses and may use our stock as a portion of the purchase price for such transactions. Any future equity issuances will result in further dilution to holders of our common stock.

Holders of our common stock may face a lack of liquidity.

Our common stock is currently traded on The Over-the-Counter Pink Sheet market.  Given the fact that our common stock is thinly traded, there can be no assurance that the desirable characteristics of an active trading market for such securities will ever develop or be maintained.  Therefore, each investor’s ability to control the timing of the liquidation of the investment in our common stock will be restricted and an investor may be required to retain his investment in our common stock indefinitely.

The market price of our common stock has been and is likely to continue to be volatile, which may make it difficult for stockholders to resell common stock when they want to and at prices they find attractive.

Our share price has been volatile due, in part, to the general volatility of the securities market and the lack of liquidity of our common stock. Factors other than our operating results may affect our share price and may include the level of perceived growth of the industries in which we participate, market expectations of our performance success of the partners and the sale or purchase of large amounts of our common stock.

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

We may pursue opportunities to acquire companies, technologies and assets that would complement our current service offerings, expand the breadth of our markets, enhance our technical capabilities or that may otherwise offer growth opportunities as we have done in the past. Acquisitions involve numerous risks, including the following:

•	difficulties and delays in integrating the system with our current operations;

•	diversion of management’s attention away from normal daily operations of our business;

•	difficulty in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on an unfamiliar system while training personnel in its use;

•	difficulties and delays in processing financial information from acquired companies to allow for timely filing of periodic reports;

•	insufficient revenues to offset increased expenses associated with acquisitions; and

•	the potential loss of key associates of the acquired companies.

Acquisitions may also cause us to:

•	issue common stock or preferred stock or assume stock option plans that would dilute current stockholder’s percentage ownership;

•	use cash, which may result in a reduction of our liquidity;

•	assume liabilities;

•	record goodwill and other intangible assets that would be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; and

•	become subject to litigation.

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

We are subject to changes in United States and global market conditions that are beyond our control and may have a material effect on our business and results of operations.

The United States and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects. The Company is unable to predict the impact, severity, and duration of these economic events, which could have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is currently located in Springfield, New Jersey.  We do not own any real property.  The following table contains information about our leased facilities:

Address	Segment Used by	(Size in Square Feet)	Monthly Rent	Expiration Date

100 Matsonford Road, Suite 420	ESI/EGS	7,342	$16,703	June 30, 2017
2 Radnor Corporate Center,
Radnor, PA 19087

500 Satellite Blvd.	ESI	36,284	$20,816	November 30, 2014
Suwannee, GA 30024

9450 Philips Highway, Suite 1	ESI	7,563	$4,916	February 28, 2014
Jacksonville, FL 32256

40 Shuman Blvd.	EGS	2,593	$2,701	May 31, 2012
Suite 216
Naperville, IL 60563

11 Diamond Road	ESI	44,000	$17,250	May 31, 2014
Springfield, NJ 07081

2355 Dulles Corner Blvd, Suite 600	ESI	11,012	$22,857	March 30, 2016
Herndon, VA 20171

600 Market Place	ESI	3,175	$4,688	December 31, 2013
Bridgeport, WV 26330

44150 S. Grimmer Blvd	EGS	20,000	$20,000	August 31, 2011
Fremont, CA 94538

16 Executive Drive	ESI	3,788	$7,892	December 31, 2012
Fairview Heights, IL 62208

612 Pierce Boulevard	ESI	4,900	$10,085	December 31, 2014
O'Fallon, IL 62269

4027 Colonel Glenn Highway	ESI	2,361	$3,542	September 30, 2013
Beavercreek, OH 45431-1601

56 Outer Ring Road	EGS	6,000	$9,275	August 31, 2014
Next to Advith Hyundai
Marathalli Outer Ring Road
Deverabisanahalli
Banglore - 560103
India

329 March Road Suite 108	ESI	4,150	$9,154	April 30, 2012
Ottawa, ON K2K 2E1
Canada

1010 Sherbrooke West, Suite 1800	ESI	180	$2,500	Monthly
Montreal, QB H3A 2R7
Canada

Gopal House No. 127/1B/b	ESI	7,300	$8,867	August 15, 2012
Plot A1 Village Kothrud,
Tal. Haveli,
Dist.: Pune - 411029
India

Two Carlson Parkway, Suite 205	ESI	3,301	$4,539	August 31, 2014
Plymouth, MN 55441

Civic Office Building, 18th Floor	ESI	7,688	$20,730	July 31, 2012
20n Wacker Drive
Chicago, IL

In September 2011, we relocated our facility in Fremont, California to a smaller facility also located in Freemont, California.

Item 3.  Legal Proceedings

In October 2010, the Company learned that it had been named as a defendant in a qui tam case alleging violations of the Trade Agreements Act. This case, designated United States ex rel. Folliard v. Synnex Corporation, et al., was filed under seal in the United States District Court for the District of Columbia. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. The United States government declined to intervene in the matter on May 27, 2010.  Nonetheless, the Company can provide no assurance that the government will not intervene in this case in the future or in any other qui tam suit against the Company in the future.  The Company filed a motion to dismiss the lawsuit on December 10, 2010, which was granted by the Court on July 19, 2011.  At this time, the Company is unable to predict the timing and outcome of this matter.

In September 2011, the Company learned that it had been named as a defendant in another qui tam case alleging violations of the Trade Agreements Act. This case, designated United States ex rel. Sandager v. Dell Marketing, L.P., et al., was filed under seal in the United States District Court for the District of Minnesota.  The United States declined to intervene in the matter on September 30, 2009.  The Company expects to file a motion to dismiss the lawsuit.  At this time, the Company is unable to predict the timing and outcome of this matter.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over-The-Counter Pink Sheet market under the symbol “ETEC.PK.” The following table sets forth the high and low closing prices of our common stock for the periods indicated:

Three Months Ended	High	Low
August 31, 2011	$1.05	$0.36
May 31, 2011	$1.05	$0.59
Feburary 28, 2011	$1.14	$0.60
November 30, 2010	$1.22	$0.75
August 31, 2010	$1.43	$0.80
May 31, 2010	$1.65	$1.10
Feburary 28, 2010	$1.35	$0.94
November 30, 2009	$0.99	$0.70

The above quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions.  They do not necessarily represent actual transactions.

As of November 11, 2011, there were 491 record holders of our common stock, although we believe that the number of beneficial holders is approximately 850.

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

On August 15, 2011, the Company acquired through its subsidiary, Emtec Global Services, all of the outstanding membership interests of GNUCO, LLC, d/b/a Emerging Solutions, and LLC, headquartered in Chicago, Illinois.  The consideration for the acquisition included 375,000 shares of restricted common stock of the Company which will vest in a series of three installments with one-third of such shares vesting each year for the next three years on the anniversary of August 15, 2011.

On August 15, 2011, the Company entered into a Subordinated Loan Agreement (the “Subordinated Loan Agreement”) with NewSpring SBIC Mezzanine Capital II, L.P., a Delaware limited partnership (“NewSpring”).  The Subordinated Loan Agreement provides for a subordinated term loan in an original principal amount of $10.0 million (the “Subordinated Credit Facility”).  In connection with the Subordinated Credit Facility from NewSpring, on August 15, 2011, the Registrant issued to NewSpring a Common Stock Purchase Warrant (the “Warrant”) to purchase the number of shares of common stock of the Registrant, par value $0.01 (the “Common Stock”), equal to 5.0% of the Common Stock outstanding at the time of, and after giving effect to, the exercise of the Warrant based on the “treasury stock method” in accordance with generally accepted accounting principles applicable in the United States of America  (“GAAP”) and determined using the same principles, assumptions and estimates that are used by the Registrant in the preparation of its financial statements.  As of August 15, 2011 and August 31, 2011, the Warrant would be exercisable for 903,606 shares of Common Stock.  The exercise price for the Common Stock is $0.01 per share, which may be paid through a cashless exercise.  The Warrant expires on August 15, 2021.

All of these securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities law, which exempt transactions by an issuer not involving any public offering.  The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was restricted under the terms of the Purchase Agreement.

Item 6.  Selected Financial Data

Not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the “Risk Factors” outlined in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein.  The following discussion as of August 31, 2011 and 2010 should be read in conjunction with our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report.

Overview of Emtec

Emtec, Inc., a Delaware corporation, was formed on January 17, 2001 and is an information technology (“IT”) services provider.  We provide consulting, application services and infrastructure services to commercial and public sector clients.  The Company’s client base is comprised of commercial businesses, school districts throughout the United States and Canada and departments of the United States and Canada’s federal, state/provincial and local governments,

Over the last two years, we have concentrated our sales efforts focusing on enterprise application services and custom application services to our customers; we go to market through specific industry segments, commonly called “verticals,” “industry verticals” or “vertical markets”, and through specific organizational functional expertise.

Our primary business objective is to become a leading provider of high quality IT application services and innovative consulting for our clients, while continuing to provide a range of managed infrastructure support.

We service our clients on their premises or in our delivery centers in the US, Canada and India.

Our consulting and outsourcing services can be subject to inflationary pressures, and in order to stay competitive, we typically need to increase the wages of our consultants.  Generally, rate increases to our clients lag behind such wage increases due to the long term nature of contracts with some of our clients. While the economy in general has suffered, IT unemployment is lower than other job functions across the U.S. This is from a lack of qualified technical resources and the US Government’s tightening of immigration limits.

Commercial sector demand has continued to increase while IT services demand for public sector resources has declined.  We believe more public sector professionals will eventually transition to commercial sector jobs however such transition requires functional knowledge and industry expertise and retooling consultants will take time. Since Emtec is positioned in both sectors, we believe we have the ability to transition our consultants more quickly than our competitors.

Factors that may affect gross profits in the future include billing rates, utilization rates of our consultants, and pay and benefits for our consultants. In addition, the mix of services we provide can affect gross margins, with domestically based longer term, more predictable revenue outsourcing contracts tending to have lower margins then project based consulting engagements. In addition, increasing use of offshore resources for maintenance and support will have the effect of decreasing our revenues while increasing our gross margins.

Our procurement services have historically not been adversely affected by inflation, technological advances or competition within the IT industry which have generally caused the prices of the products we sell to decline as well as the product life-cycles tending to be shorter. These factors require that we grow new higher margin products and unit sales of existing products to exceed any declines in prices in order for us to increase our net sales.  We are not focused today in growth of our product sales.  Rather, we view these sales to be ancillary to our core services relationships with our clients.  Our clients purchase products through us because we provide a particular knowledge of the appropriate configuration, because they have outsourced the deployment of these products to us, or because we have simplified the purchasing process through an agreement that provides ease of use and volume pricing incentives.

Factors that may affect procurement services gross profits in the future include changes in product margins, volume incentive rebates and other incentives offered by various manufacturers, the mix of products sold, the mix of client type and the decision to aggressively price certain products.

Factors that may in the future have a negative impact on our selling, general and administrative expenses for both types of services segments include costs associated with marketing and selling activities, potential merger and acquisition related costs, technological improvement costs, compliance costs associated with SEC rules and increases in our insurance costs.

In the past, we have divided our operating activity into two operating segments for reporting purposes: Emtec Infrastructure Services (“EIS”) and Emtec Global Services (“EGS”).  EIS consisted of the Company’s historical business, which we referred to as the Systems Division, and the business service management solutions offered by the ITSM practice.  EGS was the Company’s enterprise applications services solutions and training business including its ERP and Application Development practice and its Business Analysis and Quality Assurance Practice.   In 2010, we maintained these segments for reporting purposes, however in our fourth quarter of fiscal year 2011, due to the amount of cross-selling which occurred during 2010 and 2011, the addition of SDI into our federal platform and the increase in application services needs in our systems division platform we renamed these groups as Emtec Systems Integration (“ESI”) and Emtec Global  Sourcing (“EGS”) respectively. The historical numbers associated with these segments remains the same.  Our Systems Integration segment provides clients a wide variety of services including outsourced consulting application services and infrastructure consulting and outsourcing.  Our Global Sourcing segment provides our clients the opportunity to take advantage of our consulting resources and offshore resources when they are not specifically looking for us to manage the project.   When comparing the 2011 results by segment with historical results, the reader should take into account the changing nature of our business.  We will continue to reassess our segment reporting structure in accordance with ASC 280, Segment Reporting.

Quarterly Financial Summary

Over our history, our revenues have been largest in the first and fourth quarters of our fiscal years.  The United States government typically purchases a large amount of its IT needs prior to the end of its fiscal year which is September, 30.  The delivery of the services and products we provide to our government customers has historically been highest during the first and fourth quarters of our fiscal year, which corresponds to the fulfillment of the Government purchases. The second quarter is typically a slow quarter and then the sales build from the third quarter to the fourth quarter. However, this year government spending did not increase in the third quarter, mainly because the federal government had two budgetary crises in 2011; a budget stalemate which almost caused a shutdown of the government, and a debt ceiling crisis which again almost caused a shutdown.  The impact of these crises pushed sales for our products and services into the next fiscal year. While we believe this should have a positive impact on our first quarter of our fiscal 2012 year, the shortened buying cycle may likely push some of these sales into the second quarter of our 2012 fiscal year.

Our education clients have historically had the majority of their services and products delivered by us during the summer months, when schools are not in session; this has corresponded typically to our fourth quarter.  This trend changed in 2010 and 2011 due to the ability of our consultants to remotely deploy and monitor new systems, as well as a slowdown in funding available to our education clients.

We believe that as we add to the portfolio of services we are offering, our revenues will experience less quarterly fluctuations.  Some of the contracts we are now in the process of negotiating with federal government agencies require services and products to be delivered throughout the year as opposed to the historical delivery timing we have experienced.  In addition, we have diversified our revenue base through the businesses we have acquired.  These businesses typically deliver long-term services to a variety of customers.  Therefore, the revenues from these acquired businesses have not fluctuated as much quarter to quarter as has our historical business.  We expect to continue to develop new practices and acquire companies which may not have significant seasonal fluctuations.  Accordingly, we expect our revenues not to fluctuate as much quarter to quarter in the future as they have in the past.

	Year ended August 31, 2011
	(In thousands, except share amounts)
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	2011

Revenue	$76,869	$46,130	$44,859	$44,289	$212,147

Gross Profit	$10,547	$7,750	$7,807	$6,963	$33,067

Net Income (Loss)	$729	$(427)	$(812)	$(3,740)	$(4,250)

Net Income (Loss) per share:	$0.05	$(0.03)	$(0.05)	$(0.24)	$(0.27)
Basic and Diluted

The consolidated quarterly financial information for the year ended August 31, 2011 includes the accounts and transactions of Dinero, Covelix and Emerging with respective acquisition dates of February 3, 2011, March 1, 2011 and August 15, 2011.

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

Overview of Consolidated Financial Statements Presented Herein

The consolidated financial information for the year ended August 31, 2011 includes the accounts and transactions of Dinero, Covelix, and Emerging as of the respective acquisition dates of February 3, 2011, March 1, 2011 and August 15, 2011.  The consolidated financial statements  for the year ended August 31, 2010 includes the accounts and transactions of SARK and SDI  as of the respective acquisition dates April 1, 2010 and June 4, 2010.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
	Years Ended August 31,
	2011	2010	Change	%
Revenues
Procurement services	$137,609	$166,130	$(28,521)	(17.2)%
Consulting and outsourcing	74,538	58,472	16,066	27.5%
Total Revenues	212,147	224,602	(12,455)	(5.5)%

Cost of Sales
Cost of procurement services	123,385	148,104	(24,719)	(16.7)%
Cost of consulting and outsourcing	55,695	40,703	14,992	36.8%
Total Cost of Sales	179,080	188,807	(9,727)	(5.2)%

Gross Profit
Procurement services	14,224	18,026	(3,802)	(21.1)%
Procurement services %	10.3%	10.9%

Consulting and outsourcing	18,843	17,769	1,074	6.0%
Consulting and outsourcing %	25.3%	30.4%

Total Gross Profit	33,067	35,795	(2,728)	(7.6)%
Total Gross Profit %	15.6%	15.9%

Operating expenses:
Selling, general, and administrative expenses	34,386	30,901	3,485	11.3%
Stock-based compensation	514	561	(47)	(8.4)%
Warrant liability adjustment	57	910	(853)	(93.7)%
Depreciation and amortization	3,587	2,405	1,182	49.1%
Total operating expenses	38,544	34,777	3,767	10.8%
Percent of revenues	18.2%	15.5%

Operating income (loss)	(5,477)	1,018	(6,495)	(638.0)%
Percent of revenues	(2.6)%	0.5%

Other expense (income):
Interest income – other	(23)	(32)	9	(28.1)%
Interest expense	1,110	947	163	17.2%
Other	57	27	30	111.1%

Income (loss) before income tax expense (benefit)	(6,621)	76	(6,697)	(8811.8)%
Income tax expense (benefit)	(2,371)	589	(2,960)	(502.5)%
Net loss	$(4,250)	$(513)	$(3,737)	728.5%
Percent of revenues	(2.0)%	(0.2)%

Consolidated Results of Operations Overview

Management examines numerous measures when analyzing the results of our operations.  Our objective is to grow the overall revenues, gross profit margins and operating profits of the Company.

As we diversify our business and grow our consulting and outsourcing services revenues, and in particular our applications services revenues, we expect gross margins to increase.  However, due to changes in types of services, we may occasionally see a decline in our services gross margin which may lead to a decline in our overall gross margin.

We measure our selling costs as a percentage of gross profits and sales compensation for the associates of the Company is derived from gross profit.  We expect that our growth will lead to selling costs increasing, but as our revenues grow we expect our selling costs to grow less quickly than our gross profit, thereby decreasing selling costs as a percentage of total gross profits. We expect as we grow our general and administrative costs will decrease as a percentage of revenue.  In the past, we have invested, from time to time, in additional general and administrative costs in order to be able to grow our revenue more quickly based on market conditions.  In addition, we may experience an increase in our overall selling, general and administrative costs prior to being able to rationalize some of the costs (for example after an acquisition, we may not experience overhead synergies for a 12 month period post-acquisition).

Due to our recent implementation of our ERP system and as we grow our consulting and outsourcing revenues, we expect to focus increasingly on measures such as average billing rates, utilization rates, hours billed and hourly consulting costs.  While we do not publicly report these metrics, we analyze these figures to monitor trends which will enable us to make more effective decisions.  We are improving our internal systems in order to be able to provide these metrics more quickly to our management.

We currently categorize our revenues and costs of sales into “Procurement Services” and “Consulting and Outsourcing” which was previously referred to as “Services and Consulting” in our previous filings.  We have made these categorizations in order to analyze our growth in IT professional services as a percentage of overall revenues.  We have divided our business into two segments.  ESI provides clients a wide variety of services including outsourced consulting application services and infrastructure consulting and outsourcing.  Whereas, EGS provides clients the opportunity to take advantage of our consulting resources and offshore resources when they are not specifically looking for us to manage the project.

Our consolidated operating income (loss) and net income (loss) for the year ended August 31, 2011 was $(5.5) million and $(4.3) million, respectively, as compared to $1.0 million and $(513,000), respectively for the year ended August 31, 2010.  The decreases in operating income and net income were primarily attributable to decreases in procurement services revenue and increased selling, general and administrative expenses as discussed in the segment results below.  However, a portion of the increase in selling, general and administrative expenses for the year ended August 31, 2010 was partially offset by an increase in gross profit in consulting and outsourcing revenues which is also discussed below.

We discuss the results of each segment below.

Results of Operations – ESI

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended August 31, 2011 and 2010.

The financial information of ESI for the year ended August 31, 2011 includes the accounts and transactions of SDI, Dinero, Covelix, and Emerging as of the respective acquisition dates of June 4, 2010, February 3, 2011, March 1, 2011 and August 15, 2011.

ESI
STATEMENTS OF OPERATIONS
(In thousands)
	Years Ended August 31,
	2011	2010	Change	%
Revenues
Procurement services	$137,609	$166,130	$(28,521)	(17.2)%
Consulting and outsourcing	44,669	28,344	16,325	57.6%
Total Revenues	182,278	194,474	(12,196)	(6.3)%

Cost of Sales
Cost of procurement services	123,385	148,104	(24,719)	(16.7)%
Cost of consulting and outsourcing	30,683	15,784	14,899	94.4%
Total Cost of Sales	154,068	163,888	(9,820)	(6.0)%

Gross Profit
Procurement services	14,224	18,026	(3,802)	(21.1)%
Procurement services %	10.3%	10.9%

Consulting and outsourcing	13,986	12,560	1,426	11.4%
Consulting and outsourcing %	31.3%	44.3%

Total Gross Profit	28,210	30,586	(2,376)	(7.8)%
Total Gross Profit %	15.5%	15.7%

Operating expenses:
Selling, general, and administrative expenses	29,620	25,316	4,304	17.0%
Stock-based compensation	514	561	(47)	(8.4)%
Warrant liability adjustment	57	910	(853)	(93.7)%
Depreciation and amortization	2,389	1,543	846	54.8%
Total operating expenses	32,580	28,329	4,250	15.0%
Percent of revenues	17.9%	14.6%

Operating income (loss)	(4,370)	2,255	(6,625)	(293.8)%
Percent of revenues	(2.4)%	1.2%

Other expense (income):
Interest income – other	(22)	(29)	7	(24.1)%
Interest expense	892	722	170	23.5%
Other	59	29	30	103.4%

Income (loss) before income tax expense (benefit)	(5,299)	1,533	(6,832)	(445.7)%
Income tax expense (benefit)	(2,211)	1,033	(3,244)	(314.0)%
Net income (loss)	$(3,088)	$500	$(3,588)	(717.6)%
Percent of revenues	(1.7)%	0.3%

Comparison of Years Ended August 31, 2011 and 2010 - ESI

Revenues - ESI

ESI division’s total revenues decreased  $12.2 million, or 6.3%, to $182.3 million for the year ended August 31, 2011, compared to $194.5 million for the year ended August 31, 2010.  ESI division’s total revenue includes revenues from the Company’s historical business, which we refer to as the Systems Division, KOAN-IT, the assets of EMS, SDI, which was acquired June 4, 2010, Dinero, which was acquired on February 3, 2011, Covelix which was acquired on March 1, 2011 and Emerging which was acquired on August 15, 2011.  The decrease in ESI revenue is primarily a result of reduced procurement sales to the federal government which was partially offset by increases from the newly acquired companies and increases in commercial revenue and Education revenue as well as having owned SDI for the entire fiscal year of 2010.  Without these acquisitions, ESI’s revenue decreased $25.5 million, or 13.1%, to $170.0 million for the year ended August 31, 2011, compared to $193.0 million for the year ended August 31, 2010.

Procurement services revenue decreased $28.5 million, or 17.2%, to $137.6 million for the year ended August 31, 2011, compared to $166.1 million for the year ended August 31, 2010. This decrease was due primarily due to the budget and debt crisis in the federal government in 2011. Additionally, in 2010, we decreased our emphasis on selling these services to our commercial clients and our education procurement services slightly decreased as a result of the pressures faced in the state and local governments from declining tax revenues.  This decline was offset by an increase in software sales to our clients; as we grow our application services business we expect to see occasional growth in software sales as part of selling our application services.

Consulting and outsourcing revenue increased $16.3 million, or 57.6%, to $44.7 million for the year ended August 31, 2011, compared to $28.3 million for the year ended August 31, 2010. Approximately $8.4 million of this increase is attributable to the 2011 acquisitions and a full year of operations of SDI and approximately $3.6 million was related to a new contract with the Department of Justice.  The balance of the increase was organic growth from our existing client base.

Our ESI division’s revenues, by client type, are comprised of the following (in thousands):

	For the Years Ended
	August 31, 2011		August 31, 2010
Departments of the U.S. Government	$87,432	48.0%	$104,599	53.8%
Canadian Government Agencies	2,762	1.5%	2,509	1.3%
State and Local Governments	5,768	3.2%	4,104	2.1%
Commercial Companies	26,302	14.4%	21,363	11.0%
Education and other	60,014	32.9%	61,899	31.8%
Total Revenues	$182,278	100.0%	$194,474	100.0%

During the years ended August 31, 2011 and 2010, U.S. governmental department and agency related revenues represented approximately 48.0% and 53.8% of total ESI revenues, respectively.  Revenues are diversified over a number of U.S. governmental departments and agencies.  Revenues from various civilian and military U.S. governmental departments and agencies decreased by approximately $17.2 million, or 16.5%, to $87.4 million during the year ended August 31, 2011 compared with the year ended August 31, 2010.  During 2011, the U.S. Government ran into two fiscal crises which greatly affected our revenues.  During these crises, our clients buying habits retreated from normal spending patterns.  Typically, our government sales are strongest during the first quarter which is a result of increased purchasing at the end of the U.S. government’s fiscal year (September) which is delivered throughout our first quarter which ends in November.  Our second quarter typically experiences a drop in revenues and then our third and fourth quarters recover to levels where we sustain profitability.  As a result of the crises during 2011, the third and fourth quarters never recovered to levels where we sustained profitability.   The crises would have had a smaller impact on our revenues if our efforts to diversify our revenues into consulting and outsourcing had been complete.  Unfortunately, we are still in the early stages of this transition.  We did, however, take steps to reduce costs across the business as a result of this decline.  In September 2011, we did experience increased demand from our federal clients as they increased their purchasing.  While we expect that this demand for orders will have a positive effect on our first quarter in fiscal 2012, we believe it is likely that our second quarter will be much stronger than it has been historically because there were not enough resources to meet the demand of the federal government from September to November of 2011.  Our declines in these sales were partially offset by the effects of our acquisition of SDI in 2010 which maintained a steady stream revenue throughout 2011.  The state and local government business remains uncertain due to the tight budgetary pressures within governmental agencies. Until tax revenues increase in state and local governments, we will not see a large amount of growth from these clients.

Our commercial revenues grew by approximately $4.9 million or 23.1% to $26.3 for the year ended August 31, 2011 compared with the year ended August 31, 2010.  Of this increase, $5.3 million was from the 2011 acquisitions previously mentioned and a $4.4 million increase from growth in consulting and outsourcing services to our existing clients and was partially offset by a $4.8 million decrease in sales of hardware to our existing clients as we repositioned the commercial sector to focus on recurring services rather than procurement services.

During the year ended August 31, 2011, revenues from our education business decreased by approximately $1.9 million compared with the year ended August 31, 2010.  This decrease was attributable to a reduction in purchases of hardware by our education clients during the year ended August 31, 2011.  In 2010, our largest education client stopped adding new schools.  These schools had provided a significant amount of procurement services for fiscal years 2009 and 2010.  In addition, this client came upon the end of a five year budget associated with a sales tax in the county where the client is situated.  In anticipation of the vote on a new sales tax, the client reduced spending and withheld funding for technology which impacted our business.  In November 2011, the sales tax was re-approved by the voters of the county and the client is in the process of planning its budgetary spending over the next five years.  We believe that the rate of projects will increase again during our second and third quarters.   During 2011, we increased our services revenues with this client again as we continued plans made in 2008 to outsource more of their infrastructure managed services needs and to increase our penetration with additional clients in this market.  This strategy with our education clients has allowed us to avoid many of the issues we faced with our federal clients.

Gross Profit - ESI

Aggregate gross profit for our ESI division decreased $2.4 million, or 7.8%, to $28.2 million for the year ended August 31, 2011 as compared to $30.6 million for the year ended August 31, 2010.  This decrease was mainly due to the decrease in spending from our federal procurement services clients, education clients, our attempts to refocus commercial clients out of procurement services, a change in the mix of services provided and a slowdown of our education services in the fourth quarter which decreased margins due to lower utilization of these consultants.  In addition, during the fourth quarter of 2011, we incurred severance costs for consultants in the public sector who we could no longer effectively utilize given the drop off in demand experienced in the education group.  However, these losses were partially offset from a combined $1.9 million in gross profit from the acquisitions of Dinero, Covelix and Emerging and a $2.6 million increase from a full year of SDI operations.  Further, we improved gross profit for services sold to our existing commercial clients by over $1.1 million.

Measured as a percentage of revenues, our gross profit margin for ESI division decreased to 15.5% for the year ended August 31, 2011 from 15.7% for the year ended August 31, 2010. This decrease is primarily a result of a decrease in utilization of our education consultants at the end of the fourth quarter and an increase in our consulting services sold at a lower gross margin.  While we expect to see consulting and outsourcing margins level out at the current rates, we also expect to see an increase in overall gross margin as more of these services are sold versus our procurement services.

Selling, General and Administrative Expenses - ESI

Corporate expenses are primarily recorded in our ESI segment. Selling, general and administrative expenses for our ESI division increased by $4.3 million, or 17.0% to $29.6 million for the year ended August 31, 2011, compared to $25.3 million for the year ended August 31, 2010.

ESI division’s selling, general and administrative expenses includes selling, general and administrative expenses from Systems Division, KOAN-IT, and SDI, Dinero, Covelix and Emerging.  Approximately $1.1 million of the increase related to the acquisitions of Dinero, Covelix and Emerging.  Further, approximately $1.9 million of the increase was associated with having owned SDI for the entire fiscal year of 2011.  It should be noted that included in the $1.9 million increase were retention bonuses to the former shareholders of SDI of $673,000.

Additionally, during the fourth quarter of fiscal 2011, management undertook an exercise to reduce costs which were no longer necessary due to improvements in the Company’s operating systems, synergies from various acquisitions, and improved processes throughout the Company.   Management identified over $4 million in cost savings in the areas of personnel expenses ($3.8 million) and rent and occupancy costs ($314,000).  The Company should realize these cost reductions beginning in the first quarter of 2012.  In connection with these cost reductions, the Company incurred severance expense in the amount of $758,000 during 2011.  The balance of the increase in selling, general and administrative expenses for the year ended August 31, 2011 included $558,000 for an investment in a new department to support large proposals.

Stock-Based Compensation

Stock-based compensation for our ESI division remained consistent for the years ended August 31, 2011 and 2010 at $514,000 and $561,000, respectively.  This expense relates to our stock that has been awarded to management as a portion of their compensation which vested over the year.

Warrant Liability Adjustment

Warrant liability adjustment for our ESI division was a charge of $57,000 for the year ended August 31, 2011 as compared to a charge of $910,000 for the year ended August 31, 2010.  This expense relates to the stock warrants issued to our majority stockholder in August 2010 as well as the stock warrant issued in connection with the subordinated debt financing in August 2011. These warrants will be “marked-to-market” each reporting period, which can result in fluctuations in income or expense in future periods related to this non- cash credit or charge.  The warrant liability adjustment for the year ended August 31, 2010 was comprised of $916,000 related to the issuance of the warrants and a $(6,000) “marked-to-market” adjustment.

Depreciation and Amortization - ESI

Depreciation and amortization expense for our ESI division increased by 54.8%, or $846,000, to $2.4 million for the year ended August 31, 2011, compared to $1.5 million for the year ended August 31, 2010.  The increase for the year ended August 31, 2010 is mainly attributable to the company’s implementation of a new ERP system, the acquisitions of Dinero, Covelix, and Emerging and comparing a full year of operations for  SDI for the year ended August 31, 2011 to a shorter stub period for the year ended August 31, 2010.

Operating Income (Loss) - ESI

Operating income for our ESI division for the year ended August 31, 2011 decreased by 294.0%, or $6.6 million, to a loss of $4.4 million, compared to operating income of $2.3 million for the year ended August 31, 2010. This decrease in operating income is mainly attributable to a decrease in procurement services revenue, decreases in services gross margin and increases in operating expenses and depreciation as described above. These decreases were partially offset by an increase in consulting and outsourcing revenues and a decrease in the warrant liability adjustment.

Interest Expense - ESI

Interest expense for the ESI division increased by 23.5%, or $170,000 to $892,000 for the year ended August 31, 2011, compared to $722,000 for the year ended August 31, 2010.  This increase is primarily attributable $50,000 in interest expense paid in associated with the subordinated debt financing and additional expense associated with larger balances on the line of credit which was used to finance acquisitions during the year.

Income Tax Expense (Benefit) - ESI

We recorded an income tax benefit of $2.2 million for the year ended August 31, 2011 as compared to an income tax expense of $1.0 million for the year ended August 31, 2010.  The effective tax rate was 41.7% for the year ended August 31, 2011 as compared to 67.4% for the year ended August 31, 2010. The higher effective tax rate for the year ended August 31, 2010 was primarily the result of the warrant expense not being deductible for income tax purposes.  If the warrant expense was added-back to taxable income for the year ended August 31, 2010, our effective tax rate would have been 42.3%.

Results of Operations – EGS

Our business model in EGS is currently being refined.  Previously, the organization operated by training consultants and staffing them with various clients, or recruiting consultants and placing them at various clients.  We have changed the model so that the consultants are now a pool of resources for our existing clients across the organization.  We will sell our services with sales representatives across the vertical sectors that will allow our clients to choose whether to engage us on a project, retain one of our consultants on their projects or use our resources offshore for their needs.  During this transition, we will continue to place some of our consultants using the historical model in order to ensure they are utilized.  However, we intend to reduce our dependence on intermediary staffing vendors and increase our direct sales to our clients.  Therefore, since these consultants are being placed directly with our clients, we expect the revenues to potentially be recorded in our other segment where previously they were recorded in EGS.  For example, on one of our projects we are using consultants from the EGS division.  Historically, this revenue would be recorded in EGS, but now it will be recorded as an ESI commercial client.  The only revenue which will remain with EGS is that revenue associated with selling our services through third parties which we expect will decline over time.  This is especially true with our business analyst and quality assurance consultants.  Accordingly, year-to-year revenue comparisons, in the future, related to EGS may be difficult given the changes in where revenue is recorded.  However, the impact of these changes to EGS and ESI revenues, during this transition period, is immaterial for the years ended August 31, 2011 and 2010.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended August 31, 2011 and 2010.

The financial information of EGS for the year ended August 31, 2011 and 2010 includes the accounts and transactions of Luceo, eBAS/Aveeva, and SARK.  It should be noted that in the fourth quarter of fiscal 2011 and as part of our cost reduction initiative previously discussed, we closed our Mumbai, India office, which was the location of our SARK acquisition and relocated certain employees and operations to our Pune office.

EGS
STATEMENTS OF OPERATIONS
(In thousands)
	Years Ended August 31,
	2011	2010	Change	%
Revenues
Consulting and outsourcing	$29,869	$30,128	$(259)	(0.9)%
Total Revenues	29,869	30,128	(259)	(0.9)%

Cost of Sales
Consulting and outsourcing	25,012	24,918	94	0.4%
Total Cost of Sales	25,012	24,918	94	0.4%

Gross Profit
Consulting and outsourcing	4,857	5,210	(353)	(6.8)%
Consulting and outsourcing %	16.3%	17.3%

Total Gross Profit	4,857	5,210	(353)	(6.8)%
Total Gross Profit %	16.3%	17.3%

Operating expenses:
Selling, general, and administrative expenses	4,767	5,583	(816)	(14.6)%
Depreciation and amortization	1,198	862	336	39.0%
Total operating expenses	5,965	6,445	(480)	(7.4)%
Percent of revenues	20.0%	21.4%

Operating loss	(1,108)	(1,235)	127	(10.3)%
Percent of revenues	(3.7)%	(4.1)%

Other expense (income):
Interest income – other	(1)	(2)	1	(50.0)%
Interest expense	218	225	(7)	(3.1)%
Other	(2)	(2)	-	0.0%

Loss before income tax benefit	(1,323)	(1,456)	133	(9.1)%
Income tax benefit	(160)	(444)	284	(64.0)%
Net loss	$(1,163)	$(1,013)	$(150)	14.8%
Percent of revenues	(3.9)%	(3.4)%

Comparison of Years Ended August 31, 2011 and 2010 - EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  EGS division’s total revenues decreased approximately $259,000, or 0.9%, to $29.9 million for the year ended August 31, 2011, compared to $30.1 million for the year ended August 31, 2010.  For the year ended August 31, 2011, we experienced a decrease of approximately $2.7 million in our Business Analysis and Quality Assurance practice.  As previously mentioned, we have changed the model in this business to increase direct placements and therefore we have experienced some turnover in our sales teams.  However, this decrease was partially off-set by an increase in our ERP and Application Development practice of approximately $2.4 million for the year end August 31, 2011.

Gross Profit - EGS

EGS division’s gross profit decreased $353,000, or 6.8%, to $4.9 million for the year ended August 31, 2011, compared to $5.2 million for the year ended August 31, 2010.  This decrease is primarily related to a change in the consultants’ compensation plan which the Company decided to implement in conjunction with the change in the business model discussed above.

Measured as percentages of revenues, our gross profit margin for the EGS division decreased to 16.3% of our EGS division’s revenues for the year ended August 31, 2011 from 17.3% for the year ended August 31, 2010.  This decrease is mainly due to the increases in salaries and benefits related to our consultants.

Selling, General and Administrative Expenses - EGS

EGS division’s selling, general and administrative expenses decreased by $816,000  or 14.6%, to $4.8 million for the year ended August 31, 2011, compared to $5.6 million for the year ended August 31, 2010.  The decrease  in selling, general and administrative expenses between the years ended August 31, 2011 and August 31, 2010 is primarily related to a $421,000  decrease in retention bonuses and the initial reduction in operating expenses when the business model was changed.  We significantly eliminated costs in the business at the end of 2011.

Depreciation and Amortization - EGS

EGS division’s depreciation and amortization expense increased  $336,000,  or 39%  to  $1.2 million for the year ended August 31, 2011 versus $862,000 for the year ended August 31, 2010, the increase was primarily related to the write-off of the goodwill associated with the SARK acquisition and increased capital expenditures.

Operating Loss - EGS

EGS division’s operating loss decreased $127,000 or 10.3% to $1.1 million for the year ended August 31, 2011 versus $1.2 million for year ended August 31, 2010. This reduction in operating loss is mainly due to the reduction in retention bonuses and the decreases in operating expenses and offset by a decrease in our gross profit.

Interest Expense - EGS

Interest expense for our EGS division for the year ended August 31, 2011 decreased by 3.1%, or $7,000, to $218,000, compared to interest expense of $225,000 for the year ended August 31, 2010.  This is primarily attributable to reduction in balances needed to fund working capital.

Income Benefit - EGS

We recorded an income tax benefit of $160,000 for the year ended August 31, 2011 as compared to an income tax benefit of $444,000 for the year ended August 31, 2010.  The effective tax rate was 12.1% for the year ended August 31, 2011 as compared to 30.5% for the year ended August 31, 2010.  The lower tax rate for the year ended August 31, 2011 can be attributed to the inclusion of inter-segment expenses that are eliminated in consolidation.

Recently Issued Accounting Standards

Revenue Recognition

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605):Multiple Deliverable Revenue Arrangements, which amends ASC Topic 605 Revenue Recognition, to permit companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of this ASU has not had a material impact on the Company’s financial position, results of operation or cash flows.

Accounts Receivable

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 320): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010. The disclosures about activity that occurs during a reporting period was effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this ASU has not had a material impact on the Company’s financial position, results of operation or cash flows.

Intangibles – Goodwill and Other

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning December 15, 2010.  The adoption of this ASU has not had a material impact on the Company’s financial position, results of operation or cash flows.

Business Combinations

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This ASU also expands the supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.  The adoption of this guidance may expand existing disclosure requirements, which the Company is currently evaluating.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU 2011-05 states, that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 is effective retrospectively and is effective for fiscal years, and interim periods with those years, beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.  The adoption of this guidance may expand existing disclosure requirements, which the Company is currently evaluating.

Intangibles – Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  ASU 2011-08 effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Liquidity and Capital Resources

The Company incurred a significant operating loss in 2011.  In addition, the Company had a working capital deficit at August 31, 2011, and is dependent on its line of credit to finance inventory purchases.  The 2011 loss can be attributed primarily to reduced procurement revenues from the federal business associated with the federal debt and budget crisis in 2011.  We have managed our liquidity during this time through a cost reduction initiative that we implemented in the fourth quarter of 2011 and which is continuing into fiscal year 2012.  Also, we obtained subordinated financing of $10 million in the fourth quarter of 2011.

The Company believes that its existing resources coupled with available borrowings under its credit facility, the annualized cost savings from the cost reduction initiative described above and its budgeted cash flow from operations will provide sufficient liquidity for at least the next 12 months.

Net cash provided by operations was $1.6 million for the year ended August 31, 2011 as compared to net cash used by operations of $1.3 million for the year ended August 31, 2010.  Although we experienced a significant net loss for the year ended August 31, 2011, it was off-set in decreased accounts receivable, inventories and accounts payable at August 31, 2011 that was associated with the downturn of our federal procurement business, particularly during the fourth quarter of fiscal 2011.

Net cash paid for acquisitions during fiscal 2011 and 2010 was $8.2 million and $2.1 million, respectively.  Additionally, we made earnout payments during fiscal 2011 and 2010 associated with prior acquisitions of $500,000 and $600,000, respectively.  Purchases of property and equipment for fiscal 2011 and 2010 were $2.5 million and $1.1 million, respectively.  The purchases of fiscal 2011 property and equipment include approximately $1.7 million associated with the implementation of a new ERP system by the Company.

Net cash from financing activities for fiscal 2011 and 2010 was $11.0 million and $5.8 million.  The increase in net cash from financing activities between fiscal 2011 and 2010 was primarily related to the subordinated debt financing in the amount of $10.0 million during the fourth quarter of fiscal 2011.

We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit.  Cash at August 31, 2011 of $4.0 million represented an increase of approximately $1.6 million from cash of $2.4 million at August 31, 2010.  This increase can be directly attributed to our subordinated debt financing during the fourth quarter of fiscal 2011.

Credit Facility

Borrowings under our line of credit increased $1.2 million to $17.2 million at August 31, 2011 from $16.0 million at August 31, 2010.   Net availability was $4.9 million and $6.8 million under the revolving portion of the Credit Facility, and an additional $6.6 million and $5.0 million was available under the floor plan portion of the Credit Facility as of August 31, 2011 and 2010, respectively.

The Company, Emtec NJ, Emtec LLC, Emtec Federal, EGS LLC, Luceo, eBAS, Aveeva EIS-US, KOAN-IT US, SDI, Dinero, Covelix and Emerging (collectively, the “Borrower”), have a Loan and Security Agreement with DLL pursuant to which DLL provides the Borrower with a revolving credit loan and floor plan loan (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by DLL and 40% of all other unsold inventory. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility.

On December 5, 2008, the Borrower entered into a First Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “First Amendment”) with DLL, pursuant to which DLL extended the term of the loans issued to the Borrower under the Loan and Security Agreement from December 7, 2008 until December 7, 2010 and made certain other amendments to the Loan and Security Agreement, including the following:

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

•
The First Amendment amended the Schedule to Loan and Security Agreement to provide that the Borrower must pay DLL a floorplan annual volume commitment fee if the aggregate amount of all floorplan loans does not equal or exceed $60.0 million in a 12-month period from December 1st through November 30th.  The floorplan commitment fee is equal to the amount that the floorplan usage during such 12-month period is less than $60.0 million multiplied by 1%.  If the Borrower terminates the Credit Facility during a 12-month period, the Borrower shall be required to pay DLL a prorated portion of the annual volume commitment fee.

On December 7, 2010, the Borrower entered into a Second Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Second Amendment”) with DLL, pursuant to which DLL agreed to extend the term of the Credit Facility from December 7, 2010 until December 7, 2012 and to make certain other amendments to the Credit Facility, including the following:

•	The Second Amendment temporarily increased the total facility amount.

•	The Second Amendment added and clarified certain covenants in the Credit Facility including the following:

o	Changing the Positive Net Income covenant to add back to Net Income certain non-cash charges;

o
Providing that Borrower shall maintain a ratio of EBITDA to Interest Paid (as such terms are defined in the Credit Facility) of 3.50 to 1.00 as of the end of each fiscal quarter measured on a trailing twelve month basis; and

o
Changing the Capital Expenditure covenant to increase the limitation on capital expenditures to $2,750,000 in any rolling four fiscal quarter period and to provide that business acquisition costs are not considered capital expenditures for this purpose.

In addition, by executing the Second Amendment, EIS-US, KOAN-IT US and SDI each joined the Credit Documents as a Borrower and granted DLL a security interest in all of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.  EIS-US pledged 100% of the outstanding shares of its domestic subsidiary, KOAN-IT US, and 65% of the outstanding shares of the Company’s Canadian subsidiary, Emtec Infrastructure Services Canada Corporation.  Emtec Federal, Inc. pledged 100% of the outstanding shares of its domestic subsidiary, SDI, and the Company pledged 100% of the outstanding shares of its domestic subsidiary, EIS-US.

On March 11, 2011, the Borrower entered into a Third Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Third Amendment”) with DLL, pursuant to which Dinero and Covelix each joined the Credit Documents as a Borrower and granted DLL a security interest in all of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.

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

On June 23, 2011, the Borrower entered into a Fourth Amendment to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Fourth Amendment”) with DLL, pursuant to which DLL has agreed to make certain amendments to the Loan and Security Agreement and the Schedules to the Loan and Security Agreement including (1) recognizing the Canadian Credit Facility and acknowledging the Borrowers’ agreement to guarantee EIS-Canada’s obligations under that facility and (2) amending the total facility amount  under the Credit documents.

On August 15, 2011, the Borrower entered into a Fifth Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement and Amendment to Collateral Pledge Agreements (the “Fifth Amendment”) with DLL pursuant to which DLL (i) consented to the Emerging acquisition, the Subordinated Loan Agreement and the transactions contemplated thereby and (ii) agreed to make certain other amendments to the Loan and Security Agreement including the following:

●	The Fifth Amendment adds and amends certain covenants in the DLL Credit Documents including the following:

●
providing that Borrower shall maintain a ratio of Adjusted EBITDA to Total Funded Senior Debt (as such terms are defined in DLL Credit Documents) as of the end of each fiscal quarter at a specified minimum level of 3.5 to 1.0 or 4.0 to 1.0 depending on the fiscal quarter; and

●
providing that Borrower shall maintain a Fixed Charge Coverage Ratio (as such term is defined in the DLL Credit Documents) as of the end of each fiscal quarter at specified minimum levels gradually increasing from 1.3 to 1.0 to 1.5 to 1.0 during the remaining term of the loan; and

●	The Fifth Amendment amends the calculation of Inventory Borrowing Base Amount to provide for a Fixed Excess Collateral Reserve requirement equal to $1 million at all times.

By executing the Fifth Amendment, Emerging Solutions joined DLL Credit Documents as a Borrower and granted DLL a security interest in all of all of its assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.  In addition, Covelix pledged 65% of the outstanding common shares of its Indian subsidiary, Covelix Technologies Private Ltd.

On October 26, 2011, the Borrower entered into a Sixth Amendment to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Sixth Amendment”) with DLL, pursuant to which the DLL has agreed to make certain amendments to the Loan and Security Agreement dated including the following:

●
The Sixth Amendment amends the total facility amount by temporarily increasing it to $35,000,000.  This temporary increase is effective through December 31, 2011, at which time the total facility amount will return to its previous level of $32,000,000; and

●
The Sixth Amendment amends the Fixed Excess Collateral Reserve requirement by increasing the amount of such reserve from $1,000,000 to: (i) $2,000,000 from November 1, 2011 through November 30, 2011, (ii) $2,500,000 from December 1, 2011 through December 31, 2011, (iii) $3,000,000 from January 1, 2012 through January 31, 2012, (iv) $3,250,000 from February 1, 2012 through February 29, 2012 and (v) from March 1, 2012 and at all times thereafter, (x) $3,250,000 plus (y) an amount equal to $250,000   multiplied by the number of calendar months that have commenced on or after March 1, 2012.

As of August 31, 2011, the Company determined that it was not in compliance with the Capital Expenditure covenant under the Credit Facility.  However, the Company was granted a waiver from DLL for compliance with this covenant for the quarter ended August 31, 2011.

Subordinated Debt

On August 15, 2011, the Company, and its direct and indirect domestic subsidiaries Emtec, Inc., a New Jersey corporation, Emtec Viasub LLC, a Delaware limited liability company, Emtec Federal, Inc., a New Jersey corporation, Emtec Global Services LLC, a Delaware limited liability company (“Emtec Global Services”), Luceo, Inc., an Illinois corporation, eBusiness Application Solutions, Inc., a New Jersey corporation, Aveeva, Inc., a Delaware corporation, Secure Data, Inc., a Delaware corporation, Emtec Infrastructure Services Corporation, a Delaware corporation, KOAN-IT (US) Corp., a Delaware corporation, Covelix, Inc., a Delaware corporation (“Covelix”), Dinero Solutions, LLC, a Georgia limited liability company, and Gnuco, LLC (d/b/a Emerging Solutions LLC), a Delaware limited liability company (“Emerging Solutions”) (collectively, the “Companies”), entered into a Subordinated Loan Agreement (the “Subordinated Loan Agreement”) with NewSpring SBIC Mezzanine Capital II, L.P., a Delaware limited partnership (“NewSpring”).  The Subordinated Loan Agreement provides for a subordinated term loan in an original principal amount of $10.0 million (the “Subordinated Credit Facility”).  The proceeds of the Subordinated Credit Facility were used to pay a portion of the purchase price for the Acquisition (as defined below), to pay down a portion of the amount outstanding under the DLL Credit Documents (as defined below) and to pay related costs and expenses.  The Subordinated Credit Facility’s scheduled maturity date is August 15, 2016.

Borrowings under the Subordinated Loan Agreement will bear regular interest at a rate equal to 12.0% per annum on the outstanding principal amount.  Accrued and unpaid regular interest is payable on the last business day of each fiscal quarter beginning with November 30, 2011.  Borrowings under the Subordinated Loan Agreement will bear additional interest at a rate equal to 2.0% per annum and this accrued and unpaid additional interest of 2.0% is, at the Companies’ option, payable in cash, or added to the principal amount outstanding, on the last business day of each fiscal quarter beginning with November 30, 2011.

The Subordinated Loan Agreement contains certain customary affirmative and negative covenants, including, among other things: (i) affirmative covenants requiring the Companies to provide certain financial statements and schedules to NewSpring, maintain their legal existence, keep their collateral in good condition, and provide certain notices to NewSpring; and (ii) negative covenants that provide for limitations on other indebtedness, liens, amendments of organizational documents, asset sales, capital expenditures, issuance of capital stock, investments, and transactions with affiliates.  The Subordinated Loan Agreement also entitles NewSpring to have up to two representatives attend every meeting of the Board of Directors of the Registrant until the date that the obligations of the Companies under the Subordinated Loan Agreement have been irrevocably paid in full and discharged, subject to certain exceptions relating to confidentiality and conflict of interest requirements.

The Subordinated Loan Agreement contains certain customary representations and warranties and events of default, including, among other things, failure to pay interest, principal or fees due under the Subordinated Loan Agreement, any material inaccuracy of any representation and warranty, any default having occurred under any Senior Debt (as such term is defined in the Subordinated Loan Agreement), and the occurrence of bankruptcy or other insolvency events.  Certain of the events of default are subject to exceptions and materiality qualifiers.  If an event of default shall occur and be continuing under the Subordinated Loan Agreement, NewSpring may, among other things, accelerate the maturity of the Subordinated Credit Facility.

To secure the payment of the obligations under the Subordinated Loan Agreement and the Warrant (as defined below), each of the Companies granted to NewSpring a security interest in, and a lien upon, all of their respective interests in their respective assets, including goods, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, commercial tort claims and insurance claims and proceeds.  All such security interests and liens are subordinated to the security interests and liens of the Registrant’s senior lenders, De Lage Landen Financial Services, Inc. (“DLL”) and De Lage Landen Financial Services Canada Inc. (“DLL Canada”), and are subject to the terms of a Subordination and Intercreditor Agreement, dated August 15, 2011 among NewSpring, DLL, DLL Canada and the Companies (the “Subordination and Intercreditor Agreement”).

Open Credit Terms

As of August 31, 2011, we had open credit terms with our primary trade vendors, including aggregators and manufacturers, of approximately $31.5 million with outstanding principal of approximately $11.6 million. Under these lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations and financial condition.

Capital Expenditures

Capital expenditures of approximately $2.5 million during the year ended August 31, 2011 related primarily to the purchase of computer equipment for internal use, furniture and fixtures and an increased investment in IT infrastructure, specifically a new ERP system.

In January 2011, we entered into a capital lease for computer equipment and related software with a value of $468,000.  The term of the lease is 36 months and the monthly lease payment is $14,000.

Contractual Obligations

The following are our long-term contractual obligations for leases, debt and other long-term liabilities as of August 31, 2011.

	Payments due by period: (in thousands)

Contractual Obligations:	Total	Less than 1 year*	1-3 years	4-5 years	More than 5 years

Subordinated Debt	$10,000	$-	$-	$10,000	$-
Operating Lease Obligations	5,703	1,987	2,628	895	194
Capital Lease Obligations	434	245	189	-	-
Other Long-Term Liabilities - Reflected on the Company's Balance Sheet under GAAP	4,764	1,616	3,148	-	-

Total	$20,901	$3,848	$5,965	$10,895	$194

* This does not include the total Credit Facility in the amount of $18.2 million that is due December 7, 2012 that is classified as current liability on our consolidated balance sheet at August 31, 2011.

Liquidity

We anticipate that our primary sources of liquidity in fiscal year 2012 will be cash generated from operations, trade vendor credit and cash available to us under our Credit Facility in the event it is extended or refinanced.  Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues. Any loss of clients, whether due to price competition or technological advances, will have an adverse affect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Risk Factors.”

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

Product revenue represents sales of computer hardware and pre-packaged software.  These arrangements often include software installations, configurations and imaging, along with delivery and set-up of hardware.  We follow the criteria contained in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition, Multiple-Element Arrangement, in recognizing revenue associated with these transactions.  We perform software installations, configurations and imaging services at our locations prior to the delivery of the product.  Some client arrangements include “set-up” services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at client workstations by plugging in all necessary connections.  This service is usually performed the same day as delivery.  Revenue is recognized on the date of acceptance, except as follows:

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

•
There are occasions when a client requests a transaction on a “bill and hold” basis.  We follow the FASB ASC Topic 605-25 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of FASB ASC Topic 605-25 are met. We do not modify our normal billing and credit terms for these clients. The client is invoiced at the date of revenue recognition when all of the criteria have been met.

▪
We have experienced minimal client returns.  Since some eligible products must be returned to us within 30 days from the date of the invoice, we reduce the product revenue and cost of goods in each accounting period based on the actual returns that occurred in the next 30 days after the close of the accounting period.

Revenue from the sale of warranties and support service contracts is recognized on a straight-line basis over the term of the contract, in accordance with FASB ASC Topic 605-20, Revenue Recognition, Services.

The Company recognizes revenue from sale arrangements that contain both procurement revenue and services and consulting revenue in accordance with FASB ASC Topic 605-25 based on the relative fair value of the individual components.  The relative fair value of individual components is based on historical sales of the components sold separately.

Revenues from the sale of third party manufacturer warranties and manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the client are recognized immediately on their contract sale date.  Manufacturer support service contracts contain cancellation privileges that allow our clients to terminate a contract with 90 days’ written notice.  In this event, the client is entitled to a pro-rated refund based on the remaining term of the contract, and the Company would owe the manufacturer a pro-rated refund of the cost of the contract.  However, the Company has experienced no client cancellations of any significance during our most recent 3-year history and do not expect cancellations of any significance in the future.  As the Company is not obligated to perform these services, the Company determined it is more appropriate to recognize the net amount of the revenue and related payments as net revenue at the time of sale, pursuant to the guidelines of FASB ASC Topic 605-45, Revenue Recognition, Principal Agent Considerations.

Consulting and outsourcing revenue includes time billings based upon billable hours charged to clients, fixed price short-term projects, and hardware maintenance contracts.  These contracts generally are task specific and do not involve multiple deliverables.  Revenues from time billings are recognized as services are delivered.  Revenues from short-term fixed price projects are recognized using the proportionate performance method by determining the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to perform the project because this is the most readily reliable measure of output. Revenues from hardware maintenance contracts are recognized ratably over the contract period.

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

Goodwill and Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with ASC Topic 350, Intangibles-Goodwill and Other, goodwill is not amortized but tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC Topic 805, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company’s policy is to perform its annual impairment testing for all reporting units as of June 1.

Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with FASB ASC Topic 360 Property, Plant and Equipment.  Recoverability of definite-lived intangible assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Rebates
Rebates received on purchased products are recorded in the accompanying consolidated statements of operations as a reduction of the cost of revenues, in accordance with FASB ASC Topic 605-50, Revenue Recognition, Customer Payments and Incentives.

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

Not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Emtec, Inc.

We have audited the accompanying consolidated balance sheets of Emtec, Inc. and subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' equity for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emtec, Inc. and subsidiaries as of August 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Blue Bell, Pennsylvania
December 14, 2011

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share and Share Data)

	August 31, 2011	August 31, 2010

Assets

Current Assets

Cash	$4,039	$2,372
Receivables:
Trade, net of allowance for doubtful accounts	31,196	36,262
Other	2,223	2,019
Inventories, net	1,339	1,515
Prepaid expenses and other	3,440	2,977
Deferred tax asset - current	1,142	898
Total current assets	43,379	46,043

Property and equipment, net	4,284	2,211
Intangible assets, net	18,406	11,522
Goodwill	18,609	13,979
Deferred tax asset- long term	839	411
Other assets	1,090	106
Total assets	$86,607	$74,272

Liabilities, Put Options and Stockholders' Equity

Current Liabilities

Line of credit	$17,222	$16,023
Current portion of capital lease obligation	245	-
Accounts payable	17,847	24,666
Warrant liability	1,452	910
Income taxes payable	310	341
Accrued liabilities	12,095	8,027
Due to former stockholders	727	6
Customer deposits	34	202
Current portion earn-out liabilities	1,616	202
Deferred revenue	2,113	2,150
Total current liabilities	53,661	52,527

Deferred tax liability	3,752	3,063
Earn-out liabilities, net of current portion	3,148	474
Put option and restricted stock liability in connection with acquisition of Dinero	98	-
Capital lease obligation, net of current portion	189	-
Subordinated debt, net of original issue discount	9,520	-
Accrued liabilities	163	183
Total liabilities	70,531	56,247

Commitments and contingencies (Note 15)

Put options in connection with SDI, Covelix and Emerging acquisitions	2,166	738

Stockholders' Equity
Common stock $0.01 par value; 30,000,000 shares authorized; 17,619,813 and 18,984,520 shares issued and 17,619,813 and 16,119,931, outstanding at August 31, 2011 and August 31, 2010, respectively	177	190
Additional paid-in capital	16,589	21,346
Retained earnings (accumulated deficit)	(3,093)	1,158
Accumulated other comprehensive income	237	189
	13,910	22,883
Less: treasury stock, at cost, -0- and 2,864,589 shares at August 31, 2011 and August 31, 2010	-	(5,596)
Total stockholders' equity	13,910	17,287
Total liabilities, put options and stockholders' equity	$86,607	$74,272

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share and Share Data)

	For the Years Ended August 31,
	2011	2010
Revenues

Procurement services	$137,609	$166,130
Consulting and outsourcing	74,538	58,472
Total Revenues	212,147	224,602

Cost of Revenues

Cost of procurement services	123,385	148,104
Cost of consulting and outsourcing	55,695	40,703
Total Cost of Revenues	179,080	188,807

Gross Profit

Procurement services	14,224	18,026
Consulting and outsourcing	18,843	17,769
Total Gross Profit	33,067	35,795

Operating expenses:

Selling, general, and administrative expenses	34,386	30,901
Stock-based compensation	514	561
Warrant liability adjustment	57	910
Depreciation and amortization	3,587	2,405
Total operating expenses	38,544	34,777

Operating income (loss)	(5,477)	1,018

Other expense (income):
Interest income – other	(23)	(32)
Interest expense	1,110	947
Other	57	27
Income (loss) before income tax expense (benefit)	(6,621)	76
Income tax expense (benefit)	(2,371)	589
Net loss	$(4,250)	$(513)

Net loss per common share
Basic and Diluted	$(0.27)	$(0.03)

Weighted Average Shares Outstanding
Basic	15,843,239	15,127,166

Diluted	15,843,239	15,127,166

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	For the Years Ended August 31,
	2011	2010

Net Loss	(4,250)	(513)
Foreign currency translation adjustment, net of taxes	48	16
Total other comprehensive loss	(4,202)	(497)

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended August 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(4,250)	$(513)

Adjustments to Reconcile Net loss to Net Cash Provided By Operating Activities
Depreciation and amortization	3,387	2,405
Amorization of original issued discount associated with subordinated debt	4
Deferred income tax benefit	(580)	(776)
Stock-based compensation	514	561
Goodwill impairment	200	-
Warrant liability adjustment	57	910

Changes In Operating Assets and Liabilities
Receivables	10,434	(6,567)
Inventories	175	2,895
Prepaid expenses and other assets	(1,033)	(743)
Accounts payable	(8,180)	(728)
Customer deposits	(167)	202
Income taxes payable	(280)	(249)
Accrued liabilities	1,386	1,282
Due to former stockholders	(6)	6
Deferred revenue	(96)	17
Net Cash Provided By (Used in) Operating Activities	1,565	(1,298)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,501)	(1,094)
Acquisition of businesses, net of cash acquired	(8,224)	(2,143)
Acquisitions related contingent earnout	(465)	(596)
Net Cash Used In Investing Activities	(11,190)	(3,833)

Cash Flows From Financing Activities
Net increase (decrease) in line of credit	1,180	6,988
Repayment of debt	-	(1,228)
Repayments under capital lease	(174)	-
Proceeds from issuance of long term subordinated debt and warrants	10,000	-
Net Cash Provided By Financing Activities	11,006	5,760

Effect of exchange rates on cash	286	30

Net Increase in Cash	1,667	659
Beginning Cash	2,372	1,713
Ending Cash	$4,039	$2,372
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$644	$2,177
Interest	$1,060	$879
Supplemental Disclosures of Non Cash Investing and Financing Activities
In August 2011, the Company cancelled all of the common stock held in treasury.

During 2011 and 2010, the Company acquired businesses that were accounted for as business combinations - see Note 4.

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 2011 AND 2010
(In thousands, except share data)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other	Treasury	Total
			Paid-in	(Accumulated	Comprehensive	Stock,	Stockholders'
	Shares	Amount	Capital	Deficit)	Income	at Cost	Equity

Balance at August 31, 2009	18,059,679	$181	$20,794	$1,671	$173	$(5,596)	$17,223

Stock-based compensation	749,841	7	554	-	-	-	561
Acquisition of SDI	175,000	2	(2)	-	-	-	-
Cumulative translation adjustment	-	-	-	-	16	-	16
Net income	-	-	-	(513)	-	-	(513)

Balance at August 31, 2010	18,984,520	$190	$21,346	$1,158	$189	$(5,596)	$17,287

Stock-based compensation	837,382	8	506	-	-	-	514
Acquisition of Dinero, Covelix & Emerging	662,500	7	305	-	-	-	312
Cumulative translation adjustment	-	-	-	-	48	-	48
Net income	-	-	-	(4,250)	-	-	(4,250)
Retirement of Treasury Stock	(2,864,589)	(29)	(5,567)			5,596	(0)
Balance at August 31, 2011	$17,619,813	$177	$16,589	$(3,093)	$237	$(0)	$13,910

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Business

Emtec, Inc., a Delaware corporation (“Emtec”), is an information technology (“IT”) services provider delivering consulting, application services, and infrastructure services to public sector and commercial clients.  The Company’s client base is comprised of departments of the United States and Canada’s federal, state/provincial and local governments, schools, and commercial businesses throughout the United States and Canada.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements in this report include the accounts of Emtec and its wholly-owned subsidiaries, Emtec, Inc., a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly-owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), Emtec Global Services LLC (“EGS LLC”), EGS LLC’s wholly-owned subsidiaries Luceo, Inc. (“Luceo”), eBusiness Application Solutions, Inc. (“eBAS”), Aveeva, Inc. (“Aveeva”), Emtec Services Mauritius (“Emtec Mauritius”), Emtec Mauritius’s subsidiary Emtec Software India Private Limited (“Emtec India”), formerly Aviance Software India Private Limited, Dinero Solutions, LLC (“Dinero”) (effective February 3, 2011), Covelix, Inc. (“Covelix”), Covelix’s subsidiary Covelix Technologies Private Ltd. (“Covelix India”) (effective March 1, 2011) and GNUCO, LLC d/b/a Emerging Solutions, LLC (“Emerging”) (effective August 15, 2011), Emtec Infrastructure Services Corporation (“EIS-US”), and EIS-US’s wholly-owned subsidiaries Emtec Infrastructure Services Canada Corporation (“EIS-Canada”), which is referred to in this report as KOAN-IT, KOAN-IT (US) Corp. (“KOAN-IT (US)”) and Secure Data, Inc. (“SDI”) a subsidiary of Emtec Federal (collectively, the “Company”).  Significant intercompany account balances and transactions have been eliminated in consolidation.

On February 3, 2011, EGS LLC acquired all of the outstanding equity interests of Dinero. Dinero’s results of operations are included in the Company’s consolidated financial statements for the period February 3, 2011 through August 31, 2011 (see Note 4).

On March 1, 2011, EGS LLC acquired all of the outstanding stock of Covelix. Covelix’s results of operations are included in the Company’s consolidated financial statements for the period March 1, 2011 through August 31, 2011 (see Note 4).

On August 15, 2011, EGS LLC acquired all of the outstanding membership interests of Emerging.  Emerging results of operations are included in the Company’s consolidated financial statements for the period August 15, 2011 through August 31, 2011 (see Note 4).

Segment Reporting

Prior to the fourth quarter of fiscal year 2011, the Company divided its operating activity into two operating segments for reporting purposes: Emtec Infrastructure Services (“EIS”) and Emtec Global Services (“EGS”).  EIS consisted of the Company’s historical business, which the Company referred to as the Systems Division, and the business service management solutions offered by the ITSM practice.  EGS was the Company’s enterprise applications services solutions and training business including its ERP and Application Development practice and its Business Analysis and Quality Assurance Practice.   In 2010, the Company maintained these segments for reporting purposes, however in its fourth quarter of fiscal year 2011, due to the amount of cross-selling which occurred during 2010 and 2011, the addition of SDI into our federal platform and the increase in application services needs in our systems division platform, we renamed these groups as Emtec Systems Integration (“ESI”) and Emtec Global Sourcing (“EGS”), respectively. The historical numbers associated with these segments remains the same.  Our ESI segment provides clients a wide variety of services including outsourced consulting application services and infrastructure consulting and outsourcing.  Our EGS segment provides our clients the opportunity to take advantage of our consulting resources and offshore resources when they are not specifically looking for us to manage the project.   When comparing the 2011 results by segment with historical results, the reader should take into account the changing nature of our business.  We will continue to reassess our segment reporting structure in accordance with Accounting Standards Codification Topic 280, Segment Reporting.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to current presentations.

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

The Company identifies the Financial Accounting Standards Board, Accounting Standards Codification “FASB ASC” or “ASC” as the authoritative source of generally accepted accounting principles in the United States of America (“GAAP”). Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, valuation of receivables, impairment of goodwill and other long-lived assets and income taxes.  Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances.  The Company reviews these matters and reflects changes in estimates as deemed appropriate.  Actual results could differ materially from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and  accounts receivable.

The Company has not experienced any losses related to its cash balances, and believes credit risk to be minimal.

The Company’s revenues, by client type, consist of the following (in thousands):

	For the Years Ended
	August 31, 2011		August 31, 2010
Departments of the U.S. Government	$87,433	41.2%	$104,598	46.6%
Canadian Government Agencies	2,763	1.3%	2,509	1.0%
State and Local Governments	5,767	2.7%	4,105	1.8%
Commercial Companies	56,171	26.5%	51,491	23.0%
Education and other	60,013	28.3%	61,899	27.6%
Total Revenues	$212,147	100.0%	$224,602	100.0%

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

Major Customers

Sales to major customers, representing at least 10% of total revenue for a period, of the Company, consist of the following (in thousands):

	For the Year Ended
	August 31, 2011		August 31, 2010
School District #1	$46,049	21.7%	$41,241	18.4%
Department of the U.S. Government	20,094	9.5%	7,039	3.1%
All Other Customers	146,004	68.8%	176,322	78.5%
Total Revenues	$212,147	100.0%	$224,602	100.0%

Trade receivables due from School District #1 and the department of the U.S. Government accounted for approximately 54.7% and 3.0%, respectively, of the Company’s trade receivables as of August 31, 2011. The same clients accounted for approximately 18.2% and 1.3%, respectively of the Company’s trade receivable as of August 31, 2010.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and trade receivables approximates their carrying values due to their short maturities.  The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated.  The carrying value of the Credit Facility approximated its fair value due to the proximity of its maturity date and its variable rate of interest.  In addition, the carrying value of the subordinated debt approximates its fair value as the issuance date, August 15, 2011, is proximal to August 31, 2011.

In accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, the estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value based upon the following fair value hierarchy:

Level 1 —	Quoted prices in active markets for identical assets or liabilities;

Level 2 —
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of August 31, 2011 and 2010 (in thousands):

		August 31,
	Level	2011	2010
Warrant liability	2	$1,452	$910
Earn-out liabilities	3	$4,764	$676

The warrant liabilities were recorded at fair value based on upon valuation models with utilize relevant factors such as expected life, volatility of the Company’s stock prices and risk free interest.

The following table summarizes the changes in earnout liabilities for the year August 31, 2011 and 2010 (in thousands):

Earnout Liabilities
Balance at September 1, 2009	$-
Valuation adjustments	-
Additions (See Note 4 )	676
Payments	-
Balance at August 31, 2010	676
Valuation adjustments	-
Additions (See Note 4 )	4,088
Payments	-
Balance at August 31, 2011	$4,764

The earnout liabilities were recorded at fair value based on valuation models utilized with relevant factors such as expected life and estimated probabilities of the acquisitions achieving the performance targets throughout the earnout periods.

Business Combinations

The Company follows applicable sections of ASC 805, Business Combinations, which address accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Among the significant changes, this standard requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded as general and administrative expense. This standard also requires costs for business restructuring and exit activities related to the acquired company to be included in the post-combination financial results of operations and also provide guidance for the recognition and measurement of contingent assets and liabilities in a business combination.

The Company’s business acquisitions have historically been made at prices above the fair value of the acquired net assets, resulting in goodwill, based on our expectations of synergies of combining the businesses. These synergies include elimination of redundant facilities, functions and staffing; use of our existing commercial infrastructure to expand sales of the acquired businesses’ products; and use of the commercial infrastructure of the acquired businesses to cost-effectively expand product sales.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.

The Company generally employs the income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product/service life cycles, economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Allocation of the purchase price for acquisitions is based on estimates of the fair value of the net assets acquired and, for acquisitions completed within the past year, is subject to adjustment upon finalization of the purchase price allocation. We are not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates. The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows. We amortize our finite-lived intangible assets on patterns in which the economic benefits are expected to be realized.

Revenue Recognition

The Company recognizes revenue from product sales when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; seller’s price to buyer is fixed or determinable; and collectability is probable.  Generally, shipping terms are FOB destination; as such, revenue is recorded upon the delivery of the product to the customer.

Product revenue represents sales of computer hardware and pre-packaged software.  These arrangements often include software installations, configurations and imaging, along with delivery and set-up of hardware.  We follow the criteria contained in FASB ASC Topic 605, Revenue Recognition, in recognizing revenue associated with these transactions.  We perform software installations, configurations and imaging services at our locations prior to the delivery of the product and, as such, we recognize revenue for these services at the time of product acceptance.  Some client arrangements include “set-up” services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at client workstations by plugging in all necessary connections.  This service is usually performed the same day as delivery.  Revenue is recognized on the date of acceptance, except as follows:

•
In some instances, the “set-up” service is performed after date of delivery.  We recognize revenue for the “hardware” component at date of delivery when the amount of revenue allocable to this component is not contingent upon the completion of “set-up” services and, therefore, our client has agreed that the transaction is complete as to the “hardware” component.  In these cases, we allocate consideration between the “hardware” and the “set-up” services as described below.  In instances where our client does not accept delivery until “set-up” services are completed, we defer all revenue in the transaction until client acceptance occurs.

•
There are occasions when a client requests a transaction on a “bill and hold” basis.  We follow FASB ASC Topic 605 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of FASB ASC Topic 605 are met. We do not modify our normal billing and credit terms for these clients. The client is invoiced at the date of revenue recognition when all of the criteria have been met.  At August 31, 2011 and 2010, accounts receivable related to bill and hold sales totaled $47,000 and $-0-, respectively. Total revenues from bill and hold sales were $779,000 and $-0- with gross profit of $78,000 and $-0- which was included in the results of operations for years ended August 31, 2011 and 2010, respectively.

▪	We estimate returns based on a variety of factors, including historical return rates. Client returns have not been material for any period presented.

Revenue from the sale of warranties and support service contracts, where the Company is the obligor, is recognized on a straight-line basis over the term of the contract, in accordance with FASB ASC Topic 605-20, Revenue Recognition, Services.

The Company recognizes revenue from sale arrangements that contain both procurement revenue and services and consulting revenue in accordance with FASB ASC Topic 605-25 based on the relative fair value of the individual components.  The relative fair value of individual components is based on historical sales of the components sold separately.

Revenues from the sale of third party manufacturer warranties and manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the client are recognized immediately on their contract sale date.  Manufacturer support service contracts contain cancellation privileges that allow our clients to terminate a contract with 90 days’ written notice.  In this event, the client is entitled to a pro-rated refund based on the remaining term of the contract, and the Company would owe the manufacturer a pro-rated refund of the cost of the contract.  However, the Company has experienced no client cancellations of any significance during our most recent 3-year history and do not expect cancellations of any significance in the future.  As the Company is not obligated to perform these services, the Company determined it is more appropriate to recognize the net amount of the revenue and related payments as net revenue at the time of sale, pursuant to the guidelines of FASB ASC Topic 605-45, Revenue Recognition, Principal Agent Considerations.  The Company recorded approximately $835,000 and $3.2 million in net revenues for these contracts in the years ended August 31, 2011 and 2010, respectively.

Consulting and outsourcing revenue includes time billings based upon billable hours charged to clients, fixed price short-term projects, and hardware maintenance contracts.  These contracts generally are task specific and do not involve multiple deliverables.  Revenues from time billings are recognized as services are delivered.  Revenues from short-term fixed price projects are recognized using the proportionate performance method by determining the level of service performed based upon the amount of labor cost incurred on the project versus the total labor costs to perform the project because this is the most readily reliable measure of output.

Rebates

Rebates received on purchased products are recorded in the accompanying consolidated statements of operations as a reduction of the cost of revenues, in accordance with FASB ASC Topic 605-50, Revenue Recognition, Customer Payments and Incentives.  At August 31, 2011 and 2010, approximately $500,000 and $1.7 million, respectively, of rebates receivable were recorded in "Receivable-other" in the accompanying consolidated balance sheets.

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

In January 2011, the Company entered into a capital lease for computer equipment and related software with a value of $468,000.  The assets associated with the capital lease are being amortized on a straight-line basis over the estimated useful live of five years with the amortization being included in depreciation expense.  Accumulated amortization related to the capital lease assets was approximately $23,000 as August 31, 2011.

Financing Costs

Financing costs incurred are amortized over the life of the associated financing arrangements. Amortization expense totaled approximately $9,000 and $-0- for the years ended August 31, 2011 and 2010, respectively.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  The changes in the carrying amount of goodwill for the year ended August 31, 2011 and 2010 by reportable segments are as follows (in thousands):

	ESI	EGS	Total
Balance at August 31, 2009	$9,682	$1,742	$11,424
Foreign currency translation effect of Canadian and India goodwill	23	5	28
Increase in goodwill arising due to Luceo and Koan-IT acquisition retention bonuses	316	290	606
Goodwill acquired during the year	1,664	257	1,921
Balance at August 31, 2010	11,685	2,293	13,979

Foreign currency translation effect of Canadian and Indian goodwill	75	(62)	13
Increase in goodwill arising from to Luceo and Koan-IT acquisitions related earnout payments	185	356	541
Decrease associated with the write-off of SARK goodwill	-	(200)	(200)
Increase in goodwill due to Dinero, Covelix and Emerging acquisitions	4,277	-	4,277
Balance at August 31, 2011	$16,222	$2,387	$18,609

In accordance with ASC Topic 350 Intangibles- Goodwill and Other, goodwill is not amortized but tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested for impairment at one level below an operating segment (also known as a component) in accordance with the guidance of ASC Topic 350. These reporting units are comprised of Systems Division, KOAN-IT, Luceo, eBAS/Aveeva, SARK,SDI, Dinero, Covelix and Emerging. The Company has set an annual impairment testing date of June 1.

An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC Topic 805 Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

During the quarter ended August 31, 2011, the Company recorded an impairment charge of $200,000 associated with the goodwill from the SARK acquisition.

The following table presents a summary of the Company’s goodwill by reporting unit at August 31, 2011, as well as critical assumptions used in the valuation of the reporting units at June 1, 2011, the Company’s annual testing date:

	Goodwill
Reporting Unit	$	% of total	Discount Rate	Terminal Growth Rate	Years of Cash Flow before Terminal Value	% By Which Reporting Unit Fair Value Exceeds its Carrying Value*
Systems Division	$8,817	47.4%	17.0%	4.0%	5	212.0%
Luceo	2,316	12.4%	17.3%	4.0%	5	797.0%
eBAS/Aveeva	70	0.4%	17.8%	4.0%	5	178.0%
KOAN-IT	1,464	7.9%	18.6%	4.0%	5	2297.0%
SDI	1,664	8.9%	18.2%	4.0%	5	113.3%
Dinero**	191	1.0%	n/a	n/a	n/a	n/a
Covelix**	1,267	6.8%	n/a	n/a	n/a	n/a
Emerging**	2,818	15.1%	n/a	n/a	n/a	n/a
Total	$18,609	100.0%
* As of June 1, 2011
*** Acquired proximal to annual testing date of June 1, 2011 - no impairment testing performed for these reporting units.

The Company determined the fair value of its Systems Division reporting unit using an equally weighted combination of the discounted cash flow and guideline company valuation approaches.  For Luceo, eBAS/Aveeva, KOAN-IT and SDI, fair value was determined using the discounted cash flow valuation approach, as in the Company’s opinion, this method currently results in the most accurate calculation of fair value for these reporting units.    The rationale for relying solely on one valuation approach for these reporting units was that these reporting units were all acquired by the Company within the last four years (as of August 31, 2011) and have relatively brief operating histories from which to base a comparison to publicly traded companies under the guideline company valuation approach.  For Dinero, Covelix and Emerging, the Company did not test impairment as the acquisition dates for these reporting units were proximal to the Company’s annual testing date of June 1, 2011.

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

Under the guideline company approach, the Company determined the estimated fair value of its Systems Division by comparison to prices paid for similar companies. The search for guideline companies began with examination of reporting public companies, which were in similar businesses as the Systems Division. From this list, we identified companies that were similar to the Systems Division business characteristics with regard to product offerings, services performed, growth rates, profitability and size in terms of assets held and volume of sales.   This approach to value is based on the premise that prices paid for the stock of one company can provide an indication of what a willing buyer would pay for the stock of another company sharing similar characteristics.  More specifically, this approach involves establishing relationships between the price for shares of similar public companies and certain benchmarks such as revenues, earnings, earnings before interest and taxes (“EBIT”) and EBITDA, net income or book value.  In valuing the Systems Division, the Company utilized the multiples of market value of capital (“MVC”) divided by revenue and MVC/EBITDA - Recent (current year) and MVC/EBITDA - Average (three-year average) of the selected guideline companies.  These multiples were applied to the System Division’s operating results for the twelve months ended May 31, 2011 in order to derive a fair value under the guideline company approach.

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

One of the key assumptions in the five-year budgets, which are the basis of the discounted cash flow approach, is the projected revenue growth of each reporting unit.   For each reporting unit, the Company has based its estimate of projected revenue growth on forecasted revenue growth on a macro-level (IT industry and overall US economy) and micro-level (purchasing patterns for specific customers).  For other assumptions in the five-year forecasts, the Company projected gross profit margins at close to historical levels with the exception of the Systems division which is expected to experience increased gross profit margins associated with a shift to higher margin consulting and outsourcing revenue, investments in variable selling and management overhead costs to support revenue growth and increased fixed operating costs at the rate of inflation.  To the extent forecasted revenue is not met for a reporting unit, the Company still has the ability to achieve forecasted profitability (EBITDA) by controlling its cost structure.  Annual revenue growth for each reporting unit is forecasted to be at a higher level in the initial five-year operating forecast and is gradually decreased to the terminal value growth rate for the remaining years under the cash flow approach.

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

As a result of the loss generated in the fourth quarter of fiscal 2011, the Company reevaluated and in some cases revised the five-year forecast utilized at the annual testing date for each reporting unit.  Based on these revised forecasts, the Company independently recalculated the fair value of each reporting unit as of June 1, 2011 under the discounted cash flow approach.  Below is a summary of the percentage by which each reporting unit exceeded its carrying value based on the revised forecasts.

Reporting Unit	% By Which Reporting Unit Fair Value Exceeds its Carrying Value*
Systems Division	114.2%
Luceo	506.0%
eBAS/Aveeva	178.4%
KOAN-IT	2297.1%
SDI	113.3%
Dinero*	n/a
Covelix*	n/a
Emerging*	n/a

* Acquired proximal to annual testing date of June 1, 2011 - no impairment testing performed for these reporting units.

While the Company has determined the estimated fair values of its reporting units to be appropriate based on the forecasted level of revenue growth, net income and cash flows, in the current market environment it is a reasonable possibility that one of our reporting units may become impaired in future periods as there can be no assurance that the Company’s estimates and assumptions made for purposes of its goodwill impairment testing as of June 1, 2011 will prove to be accurate predictions of the future. Our use of the term "reasonable possibility" refers to a potential occurrence that is more than remote, but less than probable in the Company’s judgment. If the Company’s assumptions, including forecasted revenue growth rates are not achieved, the Company may be required to record goodwill impairment charges in future periods.  Potential events and/or changes in circumstances that could reasonably be expected to negatively impact the key assumptions and affect the recovery of our goodwill include:

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

●
The Company’s success in increasing the portion of its revenues derived from IT services and consulting.  If the Company is unsuccessful, it future results may be adversely affected. The Company’s transition from an emphasis on IT product sales to an emphasis on providing IT services and consulting has placed significant demands on its managerial, administrative and operational resources.  The Company’s ability to manage this transition effectively is dependent upon its ability to develop and improve operational, financial, and other internal systems, as well as its business development capabilities, and to attract, train, retain, motivate and manage our associates.  If the Company is unable to do so, its ability to effectively deliver and support its services may be adversely affected.

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

At August 31, 2011, the fair value of the Company’s reporting units exceeded its market capitalization.  However, the Company’s stock does not trade frequently and thus management believes the inherent value of the Company is not and has not been accurately reflected by the current or historical stock market valuation of the Company.  Accordingly, the Company continues to believe that the income and market-based approaches are the most appropriate valuation methods.

In accordance with ASC Topic 350, the Company performed its annual impairment testing as of June 1, 2011.  To assist in this process, the Company engaged an external valuation firm. Based on its annual impairment testing, the Company does not currently believe that there is an indication of goodwill impairment at August 31, 2011 with the exception of the goodwill associated with the SARK acquisition.  However, if current market conditions change and the Company’s estimated value(s) under the income and/or market-based approaches is/are affected, then it is possible that the Company could have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

At August 31, 2011 and 2010, the components of identifiable intangible assets are as follows (in thousands):

	August 31, 2011	August 31, 2010
Customer relationships	$21,458	$15,768
Noncompete agreements	2,418	449
Software technology	14	14
Trademarks	169	169
Trade names	1,563	203
Foreign currency translation adjustment	167	52
	25,789	16,655
Accumulated amortization	(7,367)	(5,128)
Foreign currency translation adjustment	(16)	(5)
Balance, ending	$18,406	$11,522

Customer relationships represent the fair value ascribed to customer relationships purchased in 2005, the acquisitions of Luceo and eBAS/Aveeva in fiscal 2008, the acquisition of KOAN-IT in fiscal 2009, the acquisition of SDI in fiscal 2010 and the acquisitions of Dinero, Covelix and Emerging in fiscal 2011. The amounts ascribed to customer relationships are being amortized on a straight-line basis over 5-15 years.

Noncompete agreements represent the value ascribed to covenants not to compete in employment and acquisition agreements with certain members of Luceo, eBAS/Aveeva, KOAN-IT, SDI, Dinero, Covelix and Emerging’s management entered into at the time of the respective acquisitions.  The amounts ascribed to noncompete agreements are being amortized on a straight-line basis over 3-5 years.

Software technology represents the value ascribed to software developed by SARK, which was acquired in fiscal 2010.  The amounts ascribed to software technology are being amortized on a straight-line basis over 3 years.

Trademarks represent the value ascribed to trademarks owned by KOAN-IT.  The amount ascribed to trademarks is being amortized on a straight-line basis over 5 years.

Trade names represent the value ascribed to trade name owned by SDI, Dinero, Covelix and Emerging.  The amount ascribed to trade name is being amortized on a straight-line basis over 5 years.

Amortization expense related to intangible assets was $2.2 million and $1.7 million for the year ended August 31, 2011 and 2010, respectively.  We currently expect future amortization to be as follows (in thousands):

Years ending August 31,
2012	$3,688
2013	$3,640
2014	$2,991
2015	$2,860
2016	$2,413

Long-lived assets, including customer relationships and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC Topic 350 Intangibles- Goodwill and Other and FASB ASC Topic 360 Property, Plant and Equipment.   Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.  No impairment of long-lived assets occurred for the fiscal years ended August 31, 2011 and 2010.

Advertising

Advertising costs are expensed as incurred.  Advertising expense was $885,000 and $1.0 million for the years ended August 31, 2011 and 2010, respectively. Advertising expense is included in selling, general and administrative expenses in the consolidated statements of operations.  We receive marketing development funds from various manufacturers, which are also included as a reduction in selling, general and administrative expense.

Income Taxes

The Company conducts business nationally and in Canada and India.  With respect to it U.S. operations, the Company files income tax returns in the U.S. federal jurisdictions and various state and local jurisdictions.  The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes.  The Company files a federal consolidated tax return that includes all U.S. entities.  The Company also files several combined/consolidated state tax returns and several separate state tax returns.  Deferred taxes result from temporary differences which are the differences between the financial reporting and tax bases of assets and liabilities.  Deferred tax assets are recognized for tax loss carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred taxes result from timing differences primarily relating to bad debts, inventory reserves, deferred revenue, fixed asset depreciation, compensation expenses and intangible asset amortization.

We conduct business nationally and in Canada and India.  As a result, we file income tax returns in the U.S federal jurisdiction and various U.S. state and local jurisdictions and various foreign jurisdictions. With a few exceptions, we are no longer subject to federal, state or local income tax examinations for tax returns filed for fiscal years 2007 and prior.

Reconciliation of Liabilities for Unrecognized Tax Benefits for the years ended August 31, 2011 and 2010 (in thousands) are as follows:

	For the Years Ended August 31,
	2011	2010

Balance, beginning	$212	$202

Unrecognized tax positions of prior periods:
Increase	-	-
Decrease	(15)	-

Unrecognized tax positions of current year:
Increase	-	10
Decrease	-	-

Decrease in Unrecognized tax benefits due to settlements	-	-

Decrease in Unrecognized tax benefits due to lapse of statute of limitations	-	-

Balance, ending	$197	$212

	For the Years Ended August 31,
	2011	2010

Total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$86	$96

Accrued interest and penalties for unrecognized tax benefits	$112	$100

Interest and penalties classified as income tax expense (benefit)	$12	$22

Foreign Currency Translation and Other Comprehensive Loss

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

Earnings per Share

Basic loss per share amounts are computed by dividing net loss available to common stockholders (the numerator) by the weighted average shares outstanding (the denominator), during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted earnings (loss) per share is similar to the computation of basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as of the end of the period. Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 762,041 and 315,314 shares for the years ended August 31, 2011 and 2010, respectively. Diluted shares for the years ended August 31, 2011 ad 2010 were not included in the calculation of diluted net loss per share because the effect of the inclusion would be anti-dilutive. In addition, outstanding warrants to purchase 2,305,339 and 1,401,733 common shares as of August 31, 2011 and 2010, respectively, were not included in the computation of diluted loss per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Stock-Based Employee Compensation

The Company has a stock-based employee compensation plan which is more fully described in Note 12 – Stock-Based Compensation.  The Company follows ASC Topic 718 – 10 to account for stock options.  ASC Topic 718 - 10 requires that the Company record compensation expense equal to the fair value of all equity-based compensation over the vesting period of each award.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.

Recently Issued Accounting Standards

Revenue Recognition

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605):Multiple Deliverable Revenue Arrangements, which amends ASC Topic 605 Revenue Recognition, to permit companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of this ASU has not had a material impact on the Company’s financial position, results of operation or cash flows.

Accounts Receivable

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 320): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010. The disclosures about activity that occurs during a reporting period was effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this ASU has not had a material impact on the Company’s financial position, results of operation or cash flows.

Intangibles – Goodwill and Other

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning December 15, 2010.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

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

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.   ASU 2011-05 states, that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 is effective retrospectively and is effective for fiscal years, and interim periods with those years, beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.  The adoption of this guidance may expand the existing disclosure requirements, which the Company is currently evaluating.

Intangibles – Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  ASU 2011-08 effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. Liquidity

The Company incurred a significant operating loss in 2011.  In addition, the Company had a working capital deficit at August 31, 2011, and is dependent on its line of credit to finance inventory purchases.  The 2011 loss can be attributed primarily to reduced procurement revenues from the federal business associated with the federal debt and budget crisis in 2011.  We have managed our liquidity during this time through a cost reduction initiative that we implemented in the fourth quarter of 2011 and which is continuing into fiscal year 2012.  Also, we obtained subordinated financing of $10 million in the fourth quarter of 2011.

The Company believes that its existing resources coupled with available borrowings under its credit facility, the annualized cost savings from the cost reduction initiative described above and its budgeted cash flow from operations will provide sufficient liquidity for at least the next 12 months.

4. Acquisitions

Fiscal 2010 Acquisitions

SARK Infotech Private Limited

On April 1, 2010, Emtec India acquired certain selected assets of SARK. The purchase price consisted of approximately $300,000 cash at closing.  The Company accounted for the acquisition under the purchase method, whereby, amounts were assigned to assets acquired based on their fair values on the date of the acquisition.  The excess purchase price over fair value of assets acquired was recognized as goodwill.  For the quarter ended August 31, 2011, the Company wrote-off the $200,000 of goodwill associated with this acquisition.

Unaudited pro forma condensed results of operations are not included in this report because the effect of the acquisition is not material.

Secure Data, Inc.

On June 4, 2010, Emtec Federal, a wholly-owned subsidiary of the Company, acquired all of the outstanding shares of SDI for cash and equity.  The equity consisted of the fair value of the “puttable” restricted common stock of the Company as of June 4, 2010.  The “put” feature embedded in the restricted common stock allows each former shareholder of SDI a one-time election to put all of their restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  Management calculated the fair value of the put using a Black-Scholes valuation model.  In accordance with SEC Accounting Series Release No. 268 Presentation in Financial Statements of Redeemable Preferred Stocks, the puttable stock is subject to equity accounting and is classified on the Company’s balance sheet as temporary equity.

In addition, the Company may be required to pay additional variable cash and stock consideration each year for each of the first three years after closing that is contingent upon the achievement of certain performance milestones. The fair value of the contingent consideration arrangement at the acquisition date was $676,000. The Company estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market. As of August 31, 2011, there were no significant changes in the range of outcomes for the contingent consideration.

The Company applied ASC Topic 805, Business Combinations, to this acquisition whereby amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of SDI’s net assets on June 4, 2010 that resulted in an excess purchase price over fair value of net assets acquired that was recognized as goodwill and recorded on the Company’s balance sheet.

Unaudited pro forma results of operations are not included in this report because the effect of the business combination is not significant.

Fiscal 2011 Acquisitions

Dinero Solutions, LLC and Covelix, Inc.

On February 3, 2011 and March 1, 2011, EGS LLC, a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding equity interest or stock of Dinero and Covelix, respectively, for a total consideration (including cash, equity, and the discounted value of contingent consideration) of approximately $2.9 million.  In addition, the Company may be required to pay additional variable cash and stock consideration each year for the next three years on the anniversary of the respective acquisition dates that is contingent upon the achievement of certain performance milestones. The fair value of the contingent consideration arrangement at the respective acquisition dates was $1.1 million. The Company estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market. As of August 31, 2011, there were no significant changes in the range of outcomes for the contingent consideration.

The equity included in the reported aggregate consideration of one of the acquisitions consisted of the fair value of the “puttable” restricted common stock of the Company as the respective acquisition date.  The “put” feature embedded in the restricted common stock allows each former shareholder a one-time election to put all of their restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  However, the exercise of the one-time put option is contingent upon the acquisition achieving a certain performance milestone measured over a three-year period.  Management calculated the fair value of the put using a Black-Scholes valuation model.  In accordance with SEC Accounting Series Release No. 268 Presentation in Financial Statements of Redeemable Preferred Stocks, the puttable stock is subject to equity accounting and is classified on the Company’s balance sheet as temporary equity.

The Company applied ASC Topic 805, Business Combinations, whereby, amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of Dinero and Covelix’s net assets on their respective acquisition date that resulted in excess purchase price over fair value of net assets acquired of $1.5 million which was recognized as goodwill.

The allocation of purchase price by significant component is a follows (in thousands):

Current assets	$1,965
Plant and equipment	43
Identifiable intangibles	2,300
Current liabilities	(1,188)
Deferred taxes	(583)
Earnout liabilities	(1,130)
Fair value of net assets acquired	1,406
Purchase price	2,865
Excess purchase price	$1,458

The Company allocated $1.4 million to client relationships at the respective acquisition dates that is being amortized on a straight-line method over a period of 5 years. The Company also allocated $490,000 and $420,000 to a noncompete asset and trade name, respectively, which are also being amortized on a straight-line method over a period of five years. Goodwill associated with one of the acquisitions is deductible for income tax purposes while the goodwill for the other acquisition is not deductible for income tax purposes.

As part of the purchase, the Company issued restricted common to a former sole member of one of the acquisitions.  The shares vest over a three-year period contingent upon the acquisitions achieving certain performance milestones as well as continued employment of its former sole member.  Pursuant to ASC Topic 805-10-55, Business Combinations – Overall – Implementation, the restricted stock is being treated as compensation rather than additional consideration since the vesting of the stock is linked to the continued employment at the Company of the former sole member of the acquisition.  Furthermore, the restricted stock issued contains an embedded “put” feature that allows the former sole member of the acquisition a one-time election to put all of his restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  However, the exercise of the one-time put option is contingent upon the acquisition achieving a certain performance milestone measured over a three-year period.  Management has determined that it is probable, as of August 31, 2011, that the acquisition will achieve the performance milestones for the vesting of the restricted stock and the put option and has calculated the fair value of the restricted stock and “put” using a Black-Scholes valuation model. In accordance with ASC Topic 718, Compensation – Stock Compensation, the puttable stock is subject to liability accounting.  At August 31, 2011, the Company recorded a net liability of $98,000 on its balance sheet.  The Company recorded expense of $98,000 on its consolidated statement of operations associated with the fair value of the restricted stock and put from the date of acquisition through August 31, 2011.

GNUCO, LLC d/b/a Emerging Solutions, LLC

On August 15, 2011, EGS LLC, a wholly-owned subsidiary of the Company, acquired all of the outstanding membership interests of Emerging for an aggregate purchase price of approximately $9.0 million in cash, equity plus the potential right to receive installments of additional cash consideration each year for the next three years if certain performance targets are met.  The equity included in the reported consideration consisted of the fair value of the “puttable” restricted common stock of the Company as of August 15, 2011.  The “put” feature embedded in the restricted common stock allows each former shareholder of Emerging a one-time election to put all of their restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  However, the exercise of the one-time put option is contingent upon Emerging achieving a certain performance milestone measured over a three-year period.  Management calculated the fair value of the put using a Black-Scholes valuation model.  In accordance with SEC Accounting Series Release No. 268 Presentation in Financial Statements of Redeemable Preferred Stocks, the puttable stock is subject to equity accounting and is classified on the Company’s balance sheet as temporary equity.

In addition, the Company may be required to pay additional variable cash and stock consideration each year for the next three years on the anniversary of closing that is contingent upon the achievement of certain performance milestones. The fair value of the contingent consideration arrangement at the acquisition date was $3.0 million. The Company estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market. As of August 31, 2011, there were no significant changes in the range of outcomes for the contingent consideration.

The Company applied ASC Topic 805, Business Combinations, whereby, amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of Emerging’s net assets on August 15, 2011 that resulted in excess purchase price over fair value of net assets acquired of $2.8 million which was recognized as goodwill. The goodwill associated with this acquisition is deductible for income tax purposes.

The allocation of purchase price by significant component is a follows (in thousands):

Current assets	$4,962
Plant and equipment	174
Identifiable intangibles	6,720
Current liabilities	(2,735)
Earnout liabilities	(2,958)
Fair value of net assets acquired	6,163
Purchase price	8,981
Excess purchase price	$2,818

The Company allocated $4.3 million to client relationships at the acquisition date that is being amortized on a straight-line method over a period of five years.  The Company also allocated $1.5 million and $940,000 to a noncompete asset and trade name, respectively, which are also being amortized on a straight-line method over a period of five years.

Contribution to the Company’s Revenues and Net Income for Fiscal 2011 Acquisitions

The following selected financial information summarizes the results of the fiscal 2011 acquisitions – Dinero, Covelix and Emerging with respective acquisition dates of February 3, 2011, March 1, 2011 and August 15, 2011, that have been included within the Company’s Consolidated Statements of Income (in thousands):

Revenue	$5,313
Net income	$386

Proforma Results of Operations for Fiscal 2011 Acquisitions (Unaudited)

The following unaudited pro forma financial information has been provided to present a summary of the combined results of the Company’s operations with fiscal 2011 acquisitions of Dinero, Covelix and Emerging as if each of the acquisitions had occurred on September 1, 2009. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had each of  the acquisitions been completed at the date indicated above. Future changes to the acquired businesses which have not been contemplated in this unaudited pro forma financial information could result in a material favorable or unfavorable impact on the Company’s future results of operations and financial position.

	Year Ended August 31,
	2011*	2010
	(Dollars in thousands, except per share data)
Proforma revenues	$245,574	$252,028
Proforma net income (loss)	$(4,837)	$288
Proforma net income (loss) per share - basic & diluted	$(0.31)	$0.02

*  Proforma results of operations, for the acquired companies, for the year ended August 31, 2011, include the effect of certain charges of the acquired companies such as a significant bad debt write-off and acquisition related expenses that were incurred prior to the acquisitions would have increased the loss per share from $0.26 to $0.31.

5. Trade Receivables and Allowance for Doubtful Accounts

At August 31, 2011 and 2010, trade receivables consisted of the following (in thousands):

	August 31,	August 31,
	2011	2010
Trade receivables	$31,682	$36,628
Allowance for doubtful accounts	(486)	(366)
Trade receivables, net	$31,196	$36,262

Trade receivables include $3.0 million and $2.2 million of unbilled revenue as of August 31, 2011 and 2010, respectively.

An analysis of the allowance for doubtful accounts for years ended August 31 is as follows (in thousands):

	2011	2010

Balance, beginning of year	$366	$304
Provision for doubtful accounts	304	255
Charge-offs	(184)	(193)
Recoveries	-	-
Balance, end of year	$486	$366

6.  Inventories

Inventories are stated at the lower of average cost or market. Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies. At August 31, 2011 and 2010, inventories consisted of the following (in thousands):

	August 31,	August 31,
	2011	2010
Hardware, software, accessories and parts	$1,558	$1,759
Inventory reserve	(219)	(244)
Net inventories	$1,339	$1,515

7. Property and Equipment

At August 31, 2011 and 2010, property and equipment consisted of the following (in thousands):

			Estimated Life
	2011	2010	Years
Leasehold improvements	$1,004	$831	2 to 5
Computer equipment	3,627	2,905	3 to 5
Furniture and fixtures	479	362	3 to 5
Automobiles	133	133	3 to 5
Software	3,572	1,232	5
	8,815	5,463
Less accumulated depreciation	(4,531)	(3,252)
Property and Equipment, Net	$4,284	$2,211

Depreciation expense was $1.3 million and $716,000 for the years ended August 31, 2011 and 2010, respectively.

8. Line of Credit

The Company, Emtec NJ, Emtec LLC, Emtec Federal, EGS LLC, Luceo, eBAS, Aveeva EIS-US, KOAN-IT US, SDI, Dinero, Covelix and Emerging (collectively, the “Borrower”), have a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (the “DLL”) pursuant to which DLL provides the Borrower with a revolving credit loan and floor plan loan (the “Credit Facility”). The Credit Facility provides for aggregate borrowings of the lesser of $32.0 million or 85% of Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by DLL and 40% of all other unsold inventory. The floor plan loan portion of the Credit Facility is for the purchase of inventory from approved vendors and for other business purposes. The Credit Facility subjects the Borrower to mandatory repayments upon the occurrence of certain events as set forth in the Credit Facility.

On December 5, 2008, the Borrower entered into a First Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “First Amendment”) with DLL, pursuant to which DLL extended the term of the loans issued to the Borrower under the Loan and Security Agreement from December 7, 2008 until December 7, 2010 and made certain other amendments to the Loan and Security Agreement, including the following:

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

•
The First Amendment amended the Schedule to Loan and Security Agreement to provide that the Borrower must pay DLL a floorplan annual volume commitment fee if the aggregate amount of all floorplan loans does not equal or exceed $60.0 million in a 12-month period from December 1st through November 30th.  The floorplan commitment fee is equal to the amount that the floorplan usage during such 12-month period is less than $60.0 million multiplied by 1%.  If the Borrower terminates the Credit Facility during a 12-month period, the Borrower shall be required to pay DLL a prorated portion of the annual volume commitment fee.

On December 7, 2010, the Borrower entered into a Second Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Second Amendment”) with DLL, pursuant to which DLL has agreed to extend the term of the Credit Facility from December 7, 2010 until December 7, 2012 and to make certain other amendments to the Credit Facility, including the following:

•	The Second Amendment temporarily increased the total facility amount.

•	The Second Amendment added and clarified certain covenants in the Credit Facility including the following:

o	Changing the Positive Net Income covenant to add back to Net Income certain non-cash charges;

o
Providing that Borrower shall maintain a ratio of EBITDA to Interest Paid (as such terms are defined in the Credit Facility) of 3.50 to 1.00 as of the end of each fiscal quarter measured on a trailing twelve month basis; and

o
Changing the Capital Expenditure covenant to increase the limitation on capital expenditures to $2,750,000 in any rolling four fiscal quarter period and to provide that business acquisition costs are not considered capital expenditures for this purpose.

In addition, by executing the Second Amendment, EIS-US, KOAN-IT US and SDI each joined the Credit Documents as a Borrower and granted DLL a security interest in all of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.  EIS-US pledged 100% of the outstanding shares of its domestic subsidiary, KOAN-IT US, and 65% of the outstanding shares of the Company’s Canadian subsidiary, Emtec Infrastructure Services Canada Corporation.  Emtec Federal, Inc. pledged 100% of the outstanding shares of its domestic subsidiary, SDI, and the Company pledged 100% of the outstanding shares of its domestic subsidiary, EIS-US.

On March 11, 2011, the Borrower entered into a Third Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Third Amendment”) with DLL, pursuant to which Dinero and Covelix each joined the Credit Documents as a Borrower and granted DLL a security interest in all of their respective assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.

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

On June 23, 2011, the Borrower entered into a Fourth Amendment to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Fourth Amendment”) with DLL, pursuant to which DLL has agreed to make certain amendments to the Loan and Security Agreement and the Schedules to the Loan and Security Agreement including (1) recognizing the Canadian Credit Facility and acknowledging the Borrowers’ agreement to guarantee EIS-Canada’s obligations under that facility and (2) amending the total facility amount  under the Credit documents.

On August 15, 2011, the Borrower entered into a Fifth Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement and Amendment to Collateral Pledge Agreements (the “Fifth Amendment”) with DLL pursuant to which DLL (i) consented to the Emerging acquisition, the Subordinated Loan Agreement and the transactions contemplated thereby and (ii) agreed to make certain other amendments to the Loan and Security Agreement including the following:

●	The Fifth Amendment adds and amends certain covenants in the DLL Credit Documents including the following:

●
providing that Borrower shall maintain a ratio of Adjusted EBITDA to Total Funded Senior Debt (as such terms are defined in DLL Credit Documents) as of the end of each fiscal quarter at a specified minimum level of 3.5 to 1.0 or 4.0 to 1.0 depending on the fiscal quarter; and

●
providing that Borrower shall maintain a Fixed Charge Coverage Ratio (as such term is defined in the DLL Credit Documents) as of the end of each fiscal quarter at specified minimum levels gradually increasing from 1.3 to 1.0 to 1.5 to 1.0 during the remaining term of the loan; and

●	The Fifth Amendment amends the calculation of Inventory Borrowing Base Amount to provide for a Fixed Excess Collateral Reserve requirement equal to $1 million at all times.

By executing the Fifth Amendment, Emerging Solutions joined DLL Credit Documents as a Borrower and granted DLL a security interest in all of all of its assets, including inventory, equipment, fixtures, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, and all judgments, claims and insurance policies.  In addition, Covelix pledged 65% of the outstanding common shares of its Indian subsidiary, Covelix Technologies Private Ltd.

On October 26, 2011, the Borrower entered into a Sixth Amendment to Loan and Security Agreement and Schedule to Loan and Security Agreement (the “Sixth Amendment”) with DLL, pursuant to which DLL has agreed to make certain amendments to the Loan and Security Agreement dated including the following:

●
The Sixth Amendment amends the total facility amount by temporarily increasing it to $35,000,000.  This temporary increase is effective through December 31, 2011, at which time the total facility amount will return to its previous level of $32,000,000; and

●
The Sixth Amendment amends the Fixed Excess Collateral Reserve requirement by increasing the amount of such reserve from $1,000,000 to: (i) $2,000,000 from November 1, 2011 through November 30, 2011, (ii) $2,500,000 from December 1, 2011 through December 31, 2011, (iii) $3,000,000 from January 1, 2012 through January 31, 2012, (iv) $3,250,000 from February 1, 2012 through February 29, 2012 and (v) from March 1, 2012 and at all times thereafter, (x) $3,250,000 plus (y) an amount equal to $250,000   multiplied by the number of calendar months that have commenced on or after March 1, 2012.

The Company had balances of $17.2 million and $16.0 million outstanding under the revolving portion of the Credit Facility, and balances of $1.0 million and $3.4 million (included in the Company’s accounts payable) outstanding plus $2.2 million and $723,000 in open approvals under the floor plan portion of the Credit Facility at  August 31, 2011 and 2010, respectively. Net availability was $4.9 million and $6.8 million under the revolving portion of the Credit Facility, and additionally $6.6 million and $5.0 million was available under the floor plan portion of the Credit Facility as of August 31, 2011 and 2010, respectively.

As of August 31, 2011, the Company determined that it was not in compliance with the Capital Expenditure covenant under the Credit Facility.  However, the Company was granted a waiver from DLL for compliance with this covenant through November 30, 2011.

9. Subordinated Debt

On August 15, 2011, the Company, and its direct and indirect domestic subsidiaries Emtec, Inc., a New Jersey corporation, Emtec Viasub LLC, a Delaware limited liability company, Emtec Federal, Inc., a New Jersey corporation, Emtec Global Services LLC, a Delaware limited liability company (“Emtec Global Services”), Luceo, Inc., an Illinois corporation, eBusiness Application Solutions, Inc., a New Jersey corporation, Aveeva, Inc., a Delaware corporation, Secure Data, Inc., a Delaware corporation, Emtec Infrastructure Services Corporation, a Delaware corporation, KOAN-IT (US) Corp., a Delaware corporation, Covelix, Inc., a Delaware corporation (“Covelix”), Dinero Solutions, LLC, a Georgia limited liability company, and Gnuco, LLC (d/b/a Emerging Solutions LLC), a Delaware limited liability company (“Emerging Solutions”) (collectively, the “Companies”), entered into a Subordinated Loan Agreement (the “Subordinated Loan Agreement”) with NewSpring SBIC Mezzanine Capital II, L.P., a Delaware limited partnership (“NewSpring”).  The Subordinated Loan Agreement provides for a subordinated term loan in an original principal amount of $10.0 million (the “Subordinated Credit Facility”).  The proceeds of the Subordinated Credit Facility were used to pay a portion of the purchase price for the Acquisition, to pay down a portion of the amount outstanding under the DLL Credit Documents and to pay related costs and expenses.  The Subordinated Credit Facility’s scheduled maturity date is August 15, 2016.

Borrowings under the Subordinated Loan Agreement will bear regular interest at a rate equal to 12.0% per annum on the outstanding principal amount.  Accrued and unpaid regular interest is payable on the last business day of each fiscal quarter beginning with November 30, 2011.  Borrowings under the Subordinated Loan Agreement will bear additional interest at a rate equal to 2.0% per annum and this accrued and unpaid additional interest of 2.0% is, at the Companies’ option, payable in cash, or added to the principal amount outstanding, on the last business day of each fiscal quarter beginning with November 30, 2011.

The Subordinated Loan Agreement contains certain customary affirmative and negative covenants, including, among other things: (i) affirmative covenants requiring the Companies to provide certain financial statements and schedules to NewSpring, maintain their legal existence, keep their collateral in good condition, and provide certain notices to NewSpring; and (ii) negative covenants that provide for limitations on other indebtedness, liens, amendments of organizational documents, asset sales, capital expenditures, issuance of capital stock, investments, and transactions with affiliates.  The Subordinated Loan Agreement also entitles NewSpring to have up to two representatives attend every meeting of the Board of Directors of the Registrant until the date that the obligations of the Companies under the Subordinated Loan Agreement have been irrevocably paid in full and discharged, subject to certain exceptions relating to confidentiality and conflict of interest requirements.

The Subordinated Loan Agreement contains certain customary representations and warranties and events of default, including, among other things, failure to pay interest, principal or fees due under the Subordinated Loan Agreement, any material inaccuracy of any representation and warranty, any default having occurred under any Senior Debt (as such term is defined in the Subordinated Loan Agreement), and the occurrence of bankruptcy or other insolvency events.  Certain of the events of default are subject to exceptions and materiality qualifiers.  If an event of default shall occur and be continuing under the Subordinated Loan Agreement, NewSpring may, among other things, accelerate the maturity of the Subordinated Credit Facility.

To secure the payment of the obligations under the Subordinated Loan Agreement and the Warrant (as defined below), each of the Companies granted to NewSpring a security interest in, and a lien upon, all of their respective interests in their respective assets, including goods, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, commercial tort claims and insurance claims and proceeds.  All such security interests and liens are subordinated to the security interests and liens of the Registrant’s senior lenders, DLL and DLL Canada, and are subject to the terms of a Subordination and Intercreditor Agreement, dated August 15, 2011 among NewSpring, DLL, DLL Canada and the Companies (the “Subordination and Intercreditor Agreement”).

10. Accrued Liabilities

At August 31, 2011 and 2010, accrued liabilities consisted of the following (in thousands):

	August 31, 2011	August 31, 2010
Accrued payroll	$5,860	$4,156
Accrued commissions	293	389
Accrued state sales taxes	15	84
Accrued third-party service fees	42	181
Deferred Rent	220	-
Other accrued expenses	5,665	3,217
Total accrued liabilities	$12,095	$8,027

Total Accrued Liabilities and Other Accrued Liabilities increased between August 31 2011 and August 31, 2010 as a result of the three acquisitions completed by the Company for the year ended August 31, 2011.

11. Income Taxes

Income tax expense (benefit) for the years ended August 31, 2011 and 2010 consisted of the following (in thousands):

	Year Ended
	August 31, 2011	August 31, 2010
Income (Loss) Before Income Tax Expense (Benefit):
Domestic- U.S. operations	$(6,311)	$(96)
Foreign operations	(310)	171
Total	$(6,621)	$76

Income Tax Expense (Benefit):
Current expense:
Federal	$(1,922)	$921
State & other	116	222
Domestic-U.S.	(1,806)	1,143
Foreign	(6)	183
Total Current Expense (Benefit)	$(1,812)	$1,326

Deferred expense (benefit):
Federal	$(14)	$(501)
State & other	(505)	(136)
Domestic-U.S.	(519)	(637)
Foreign	(40)	(100)
Total Deferred Benefit	$(559)	$(737)

Income Tax Expense (Benefit)	$(2,371)	$589

A reconciliation of the federal statutory provision to the provision for financial reporting purposes for the years ended August 31, 2011 and 2010 is as follows (in thousands):

	Year Ended
	August 31, 2011	August 31, 2010
Statutory federal tax (benefit) provision	$(2,251)	$25
State income (benefits) taxes	(429)	66
Foreign income taxes	96	25
Unrecognized tax benefits	(2)	20
Stock compensation tax benefit (windfall)/shortfall	(1)	(18)
Prior year expense underaccrual	-	25
Expense (net)- warrant liability valuations	19	309
Direct acquisition costs	40	23
Other permanent differences	157	114
(Benefit) provision for income taxes	$(2,371)	$589

The tax effects of temporary differences that give rise to significant portions net of deferred tax assets and deferred tax liabilities at August 31, 2011 and 2010 are as follows (in thousands):

	August 31,
	2011	2010

Deferred tax assets:
Trade receivables	$186	$129
Inventories	207	221
Accrued liabilities	482	376
Deferred revenue	118	156
Property and equipment	-	19
Stock option/restricted stock plan	356	288
Loss carryforwards and other	1,114	427
	$2,463	$1,616

Deferred tax liabilities:
Property and equipment	$(972)	$(103)
Customer relationships /other intangibles	(2,721)	(3,178)
Foreign subsidiary earnings	(404)	-
Goodwill	(137)	(89)
	$(4,234)	$(3,370)

Net deferred tax (liability) asset	$(1,771)	$(1,754)

At August 31, 2011 and 2010, the net deferred tax asset (liability) is reflected as follows (in thousands):

	August 31,
	2011	2010
Deferred tax asset-current	$1,142	$898
Deferred tax asset- long term	839	411
Deferred tax liablility	(3,752)	(3,063)
Net deferred tax liabilites	$(1,771)	$(1,754)

For the year ended August 31, 2011, we incurred a consolidated federal tax loss of approximately $6 million.  We recorded income tax refunds receivable of $1,970,000 which is reflected in Receivables - Other, with a corresponding credit amount to earnings to estimate IRS refunds from our current plan to carry-back the fiscal 2011 consolidated federal tax loss to our fiscal 2009 and fiscal 2010 tax years.

Our subsidiaries, Emtec Federal and Emtec-NJ, have state tax loss carryforwards on a separate company basis approximating $7.7 million and $2.2 million, respectively, expiring in varying amounts after the August 2014 fiscal year.   At August 31, 2011, noncurrent deferred tax assets attributable to these state tax loss carryforwards amounted to $694,000.

12. Stock-Based Compensation

Stock Options

The second amendment to the Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the Company’s stockholders on January 20, 2011. The 2006 Plan authorizes the granting of stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards to directors and eligible associates. The second amendment increased the aggregate number of shares of Common Stock available for issuance under the 2006 Plan from 2,543,207 shares to 9,543,207 shares.  Options under the 2006 Plan may not be granted with an exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of an incentive stock option granted to a stockholder owning more than 10% of the common stock of the Company or any of its subsidiaries). Options under the 2006 Plan have terms from 7 to 10 years.  Certain options vest immediately and others vest over a term up to 4 to 5 years.

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

A summary of stock options for the year ended August 31, 2011 and 2010 is as follows:

For the Year Ended August 31, 2011	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (a)
Options Outstanding -September 1, 2010	413,333	$1.13
Options Granted	20,000	$1.04
Options Exercised	-	-
Options Forfeited or Expired	(17,000)	$1.31
Options Outstanding - August 31, 2011	416,333	$1.12	5.03 years	$17,725
Options Exercisable -August 31, 2011	370,108	$1.12	4.58 years	17,725

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the year ended August 31, 2011.

For the Year Ended August 31, 2010	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (a)
Options Outstanding -September 1, 2009	359,500	$1.15
Options Granted	75,833	$1.12
Options Exercised	-	-
Options Forfeited or Expired	(22,000)	$1.31
Options Outstanding - August 31, 2010	413,333	$1.13	5.71 years	$46,885
Options Exercisable - August 31, 2010	339,083	$1.13	5.84 years	46,885

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the year ended August 31, 2010.

There were 20,000 and 75,833 stock options issued during the years ended August 31, 2011 and 2010, respectively. The following assumptions were used to value stock options issued during each of years ended August 31, 2011 and 2010:

	2011	2010
Weighted-Average Fair Value	$ 0.70	$ 0.84
Assumptions
Expected Volatility	90.26%	87.86% - 88.07%
Expected Term	5 years	5 - 6.5 years
Expected Forfeiture Rate	0%	0%
Dividend Yield	0%	0%
Risk-Free Interest Rate	1.53%	2.01% - 2.09%

Non-vested Stock (Restricted Stock)

The following table summarizes the Company’s restricted stock activity during the year ended August 31, 2011:

For the Year Ended August 31, 2011	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2010	870,916	$1.06
Granted	837,382	$0.54
Vested	(485,929)	$1.05	$474,336	(a)
Forfeited	-	-
Nonvested - August 31, 2011	1,222,369	$0.71	$977,895	(b)

The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting,  which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

(a)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of August 31, 2011, which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of August 31, 2011, which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the date of grant over the vesting period on a straight-line basis.

Stock Options and Non-vested Stock

Stock-based compensation costs related to the 2006 Plan totaled $514,000 and $561,000 during the fiscal years ended August 31, 2011 and 2010, respectively. As of August 31, 2011, the Company had $502,000 of unrecognized compensation cost related to the 2006 Plan.  The unrecognized compensation cost is expected to be recognized over a remaining period of 4 years.

13.  Warrants

DARR Westwood LLC

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

The Warrant entitles the Investor to purchase 1,401,733 shares of Common Stock at $2.11 per share and expires on August 2, 2015. The Warrant also contains provisions for cashless exercise and weighted average anti-dilution protection for subsequent issuances or deemed issuances of Common Stock by the Company for consideration per share less than the per share exercise price of the Warrant in effect immediately prior to such issuance or deemed issuance. In connection with this issuance of warrants and compliance with ASC Topic 815, Derivates and Hedging, the Company recorded a liability on August 2, 2010 of $916,000. At August 31, 2011 and August 31, 2010, the net liability recorded on the balance sheet was $732,000 and $910,000, respectively.  The Company recorded (income) expense on its consolidated results of operations of ($178,000) and $910,000 for the years ended August 31, 2011 and 2010, respectively, as a result of adjusting the warrant liability to fair value.  As a result of the Company’s stock being thinly traded, there may continue to be adjustments associated with fair valuing the warrant liability in future periods.

NewSpring

In connection with the Subordinated Credit Facility from NewSpring, on August 15, 2011, the Company issued to NewSpring a Common Stock Purchase Warrant (the “Warrant”) to purchase the number of shares of common stock of the Company, par value $0.01 (the “Common Stock”), equal to 5.0% of the Common Stock outstanding at the time of, and after giving effect to, the exercise of the Warrant based on the “treasury stock method” in accordance with the generally accepted accounting principles applicable in the United States of America and determined using the same principles, assumptions and estimates that are used by the Company in the preparation of its financial statements.  As of the date hereof, the Warrant would be exercisable for 903,606 shares of Common Stock.  The exercise price for the Common Stock is $0.01 per share, which may be paid through a cashless exercise.  The Warrant expires on August 15, 2021.

The Warrant provides for mandatory exercise by NewSpring upon the occurrence of certain events including, among other events, the acquisition by any person or group of persons, other than the stockholders of the Company, of beneficial ownership of 50% or more of the voting securities of the Company and the consummation by the Company of the sale of substantially all of its assets to any person that is not controlled by, or under common control with, the Company.  The Warrant also grants NewSpring the right to require the Company to repurchase the Warrant from NewSpring in cash upon the earlier to occur of a Mandatory Prepayment Event (as defined in the Subordinated Loan Agreement), the five year anniversary of the date of issuance of the Warrant and any optional prepayment of the Subordinated Credit Facility that results in an aggregate of 50% of or less of the original principal amount of the Subordinated Credit Facility to be outstanding.  The repurchase price will be an amount equal to (i) a fraction, the numerator of which is the number of shares of Common Stock purchasable upon exercise of the Warrant that are requested to be repurchased and the denominator of which is the total number of then outstanding shares of Common Stock (assuming the conversion or exercise of all then outstanding securities convertible into, or exercisable for, shares of Common Stock, including the Warrant), multiplied by (ii) the Repurchase Value (as defined below), provided that if the Company consummates a Change of Control (as defined in the Warrant) on or before the closing date of the repurchase (or if, on or before the closing date of the repurchase, the Company has executed a definitive agreement contemplating a Change of Control that is scheduled to close within 60 days following the closing date of the repurchase) in which the aggregate amount payable at closing to the holders of the Common Stock (the “Transaction Value”) is less than the Repurchase Value, then the repurchase price payable by the Company to NewSpring shall be based on the Transaction Value and not the Repurchase Value.

“Repurchase Value” means the greatest of (i) an amount equal to six times the Company’s Pro Forma Adjusted EBITDA (as defined in the Subordinated Loan Agreement) for the 12-month period ended immediately prior to the date of the repurchase notice, (ii) an amount equal to the Market Value (as defined in the Warrant) of the Common Stock as determined by a recognized valuation firm mutually selected by the Company and NewSpring, and (iii) an amount equal to six times the average of the Company’s Pro Forma Adjusted EBITDA for the 36-month period ended immediately prior to the date of the repurchase notice.

If the Company pays a dividend or makes a distribution on shares of the Common Stock while the Warrant is outstanding, then upon the exercise of the Warrant, the Company will pay or distribute to the registered holder of the Warrant, in addition to the number of shares of Common Stock purchased upon such exercise, the dividends or distributions that would have been paid to such registered holder if it had been the owner of record of such Shares on the date which the record holders of Common Stock entitled to such dividends or distributions were determined.  In addition, the Company is required under the Warrant to provide prior notice to the Investor if, at any time before the Warrant has been exercised in full, the Company effects certain specified corporate actions, including selecting a record date for dividends or distributions or effecting a reorganization, reclassification, consolidation, merger, dissolution, liquidation or winding up involving the Company.

On August 15, 2011, the Company also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with NewSpring to provide NewSpring with certain rights with respect to the Common Stock that may be issued upon the exercise of the Warrant, including, among other things, certain co-sale rights and demand and piggyback registration rights.

In connection with the issuance of the warrant and compliance with ASC Topic 470-20 Debt with Conversion and Other Option The subordinated note has been discounted by the fair value of the warrants calculated to be $484,000 at time of issuance is being amortized as additional interest expense and accretes the note to face value at maturity. The Company determined the fair value of the warrant by using the Black-Scholes pricing model.  At August 31, 2011, the Company recorded expense on its consolidated results of operations of $235,000, as a result of adjusting the warrant liability to fair value.  As a result of the Company’s stock being thinly traded, there may continue to be adjustments associated with fair valuing the warrant liability in future periods.

14. Retirement Plan

The Company maintains Associates’ 401(k) Investment Plans (the “Plans”), which are savings and investment plans intended to be qualified under Section 401 of the IRS. The Plans cover the majority of the associates of the Company.  The Company makes contributions to certain plans based on a participant’s contribution.  The Company’s 401(k) match expense totaled $300,000 and $203,000 for the years ended August 31, 2011 and 2010, respectively.  The expense is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations.

15. Related Party Transactions

The Company leases warehouse and office space from related parties which includes shareholders, officers and employees.  The aggregate expense for these lease arrangements for the years ended August 31, 2011 and 2010 was $776,000 and $692,000, respectively.

16. Commitments and Contingencies

The Company leases its operating facilities, certain sales offices and transportation equipment under non-cancelable operating lease agreements that expire on various dates through August 31, 2017.  Rent expense was $1.8 million and $1.5 million for the years ending August 31, 2011 and 2010, respectively, and is recorded in general and administrative expenses on the consolidated statements of operations.

The following are our contractual obligations associated with lease commitments. We lease warehouse and office facilities, vehicles and certain office equipment under non-cancelable operating leases. Future minimum lease payments under such leases are as follows (in thousands):

Years ending August 31,
2012	$1,987
2013	1,416
2014	1,212
2015	667
2016	228
Total	$5,510

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

In October 2010, the Company learned that it had been named as a defendant in a qui tam case alleging violations of the Trade Agreements Act. This case, designated United States ex rel. Folliard v. Synnex Corporation, et al., was filed under seal in the United States District Court for the District of Columbia. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. The United States government declined to intervene in the matter on May 27, 2010.  Nonetheless, the Company can provide no assurance that the government will not intervene in this case in the future or in any other qui tam suit against the Company in the future.  The Company filed a motion to dismiss the lawsuit on December 10, 2010, which was granted by the Court on July 19, 2011.  At this time, the Company is unable to predict the timing and outcome of this matter

In September 2011, the Company learned that it had been named as a defendant in another qui tam case alleging violations of the Trade Agreements Act. This case, designated United States ex rel. Sandager v. Dell Marketing, L.P., et al., was filed under seal in the United States District Court for the District of Minnesota.  The United States declined to intervene in the matter on September 30, 2009.  The Company expects to file a motion to dismiss the lawsuit.  At this time, the Company is unable to predict the timing and outcome of this matter.

17. Segment Information

The Company provides segment financial information in accordance with ASC 280, Segment Reporting.  The Company’s business activities are divided into two business segments, ESI and EGS. EIS consists of the Systems Division, which includes Emtec NJ, Emtec LLC, Emtec Federal and the business service management solutions offered by the ITSM practice. EGS is the Company’s enterprise applications services solutions and training business including its ERP and Application Development practice and its Business Analysis and Quality Assurance Practice and its Software Development practice.  The accounting policies of our segments are the same as those described in Note 2 and there are no material intersegment transactions.

Summarized financial information relating to the Company’s operating segments is as follows (in thousands):

	August 31,	August 31,
	2011	2010
Identifiable Assets:
ESI	$74,393	$61,501
EGS	12,214	12,771
Total Assets	$86,607	$74,272

	For the Years Ended
	August 31,

	2011	2010
Revenues
ESI	$182,278	$194,474
EGS	29,869	30,128
Total Revenue	$212,147	$224,602

Gross profit
ESI	$28,210	$30,585
EGS	4,857	5,210
Gross profit	$33,067	$35,795

Depreciation and amortization
ESI	$2,389	$1,543
EGS	1,198	862
Depreciation and amortization	$3,587	$2,405

Operating income (loss)
ESI	$(4,369)	$2,254
EGS	(1,108)	(1,236)
Operating income (loss)	$(5,477)	$1,018

Interest and other expense
ESI	$929	$721
EGS	215	221
Interest and other expense	$1,144	$942

Income tax expense (benefit)
ESI	$(2,211)	$1,033
EGS	(160)	(444)
Income tax expense (benefit)	$(2,371)	$589

Net income (loss)
ESI	$(3,087)	$500
EGS	(1,163)	(1,013)
Net income (loss)	$(4,250)	$(513)

Capital expenditures
ESI	$2,397	$902
EGS	104	193
Capital expenditures	$2,501	$1,095

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2011.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2011, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The Company partially implemented a new financial accounting system on June 1, 2011 following testing and validation of the results.  The internal control activities performed prior to the implementation of the new system remained in effect after implementation and through the quarter ended August 31, 2011.  There was no other change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Regulation S-K Item 308(b) that permits the Company to provide only management's report in this annual report.

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

The Audit Committee of the Board of Directors, which is composed entirely of directors who are not officers or associates of the Company, meets regularly with management and the independent registered public accounting firm. The independent registered public accounting firm has had, and continues to have, direct access to the Audit Committee without the presence of other management personnel, and have been directed to discuss the results of their audit work and any matters they believe should be brought to the Committee’s attention. The independent registered public accounting firm reports directly to the Audit Committee.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2011, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Management's assessment of and conclusion on the effectiveness of its internal control over financial reporting does not include the internal controls of Dinero,  acquired in February 2011, Covelix, acquired in March 2011, nor Emerging Solutions, acquired in August 2011. The operations of Dinero, Covelix, and Emerging are included in the consolidated financial statements of Emtec, Inc. and represented total assets of $2.9 million, $3.0 million, and $15.3 million, respectively, as of August 31, 2011.  In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with an acquisition, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year.

Pursuant to Regulation S-K Item 308(b), management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2011 has not been attested to by McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended August 31, 2011 as stated in their report which is included herein.

Item 9B.                 Other Information

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information appearing in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement for the 2012 annual meeting of stockholders (the “2012 Proxy Statement”) including information under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference. The Company will file the 2012 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

The Company adopted a Code of Ethics in July 2004, as amended in August 2009, applicable to all of its associates, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as well as the members of its Board.  The Code of Ethics seeks to ensure compliance with all applicable laws and to maintain the highest standards of ethical conduct.  The Code of Ethics sets out basic principles and methodology to help guide all of our officers, directors and associates in the attainment of this common goal.

Executive Officers of the Registrant

The following table sets forth certain information as to each of our executive officers:

Name	Age	Positions and Officers Presently Held

Dinesh R. Desai	62	Chairman of the Board, Chief Executive Officer and President

Gregory P. Chandler	44	Chief Financial Officer

Sunil Misra	52	Chief Strategy & Delivery Officer

Brian Mandel	54	Executive Vice President, Public Sector

Ronald A. Seitz	64	Executive Vice President, Education

Sam Bhatt	44	Vice President of Finance and Secretary

George Houck	50	Chief Accounting Officer

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

Gregory P. Chandler. Since April 2009, Mr. Chandler has been Chief Financial Officer of the Company. Prior to April 2009 and from February 1999, Mr. Chandler was with Janney Montgomery Scott LLC where he served as the Managing Director and Group Head of the Business Services Investment Banking Practice. Prior to February 1999 and from August 1995, Mr. Chandler was a consulting Manager at PricewaterhouseCoopers advising companies in restructuring their back office financial operations. Mr. Chandler also worked in the Audit practice at Coopers and Lybrand LLC and served as an Officer in the United States Army.  Mr. Chandler received his MBA from Harvard Business School, a B.S. in Engineering from the United States Military Academy at West Point and is also a Certified Public Accountant.  Mr. Chandler has been a Director on Emtec’s Board since 2005 where he served as Audit Committee Chair from 2005 through 2009.  He presently serves as a Director/Trustee and Chairs the Audit Committee of FS Investment Corporation and Franklin Square Energy Partners, and serves as a Director on the Board of the Enterprise Center, a non-profit organization.

Sunil Misra.  Since October 2009, Mr. Misra has been Chief Strategy & Delivery Officer for the Company.  Prior to October 2009 and from January 2009, Mr. Misra was the CEO of two boutique strategy consulting firms, Verto Partners LLC and RJN International LLC, providing technology advisory services and assisting a large IT outsourcing firm in the divestment of a non-core business unit.  Prior to January 2009 and from August 2006, Mr. Misra was a Vice President at Getronics, NA., a IT Outsourcing and Systems Integration subsidiary of KPN, European telecom provider.  Getronics NA was acquired by CompuCom in August 2008.  Prior to August 2006 and from 1988 Mr. Misra has held a number of senior executive roles with global responsibilities at Unisys Corporation.  Earlier in his career, Mr. Misra was with Credit Suisse First Boston and with Skantek Corporation.  Mr. Misra received his bachelor’s and master’s degree in Electrical Engineering from Indian Institute of Technology (IIT), Delhi, India and Rensselaer Polytechnic Institute in New York, respectively.  Mr. Misra is also a Director on Emtec’s Board of Directors.

Brian Mandel.  Since March 2010, Mr. Mandel has been Executive Vice President, Public Sector.  Prior to March 2010 and from April 2008, Mr. Mandel was Executive Vice President of Public Sector for Keane, Inc, a systems integration and consulting company.  Prior to April 2008 and from March 1995, Mr. Mandel worked at Unisys Corporation where he served clients in the public sector in a variety of roles culminating with his position as Vice President and Managing Partner within Public Sector.  Over the entire duration of his 13 year tenure at Unisys, he held various positions within the consulting services business including program leadership, geographic leadership and operational leadership.  Mr. Mandel graduated from Temple University with a bachelor’s degree in Business Administration and received an MBA from Villanova University, both conferred with high honors.

Ronald A. Seitz.  Since August 2010, Mr. Seitz has been Executive Vice President, Education.  Between March 2006 and August 2010, Mr. Seitz had been President of Emtec Systems.  Between August 5, 2005 and March 2006, Mr. Seitz was President of Emtec – Southeast Operations.  Prior to August 5, 2005, he was our President and Chief Operating Officer since February 2003 and Executive Vice-President and a Director since January 17, 2001 and Executive Vice President of Emtec-NJ since March 1996.  Prior to March 1996, he was the Chief Operating Officer of Emtec-NJ. He has been a Director of Emtec-NJ since April 1995.  Mr. Seitz was the founder (in 1980) of Charleston, South Carolina-based Computer Source, Inc. (CSI).  CSI primarily provided microcomputer systems, network integration, and data communications to mid-size and Fortune 1000 corporations.  In April 1995, CSI merged with Landress Information Systems of Mt. Laurel, New Jersey to become Emtec-NJ. Prior to founding CSI, Mr. Seitz was employed for six years as an engineer with the U.S. government in Washington, DC.  He graduated from North Carolina State University with a Bachelor of Science degree and from George Washington University with an MBA in computer science.  Mr. Seitz also holds a DMD degree from the Dental School at the Medical University of South Carolina.

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

George Houck.  Since November 22, 2011, Mr. Houck has been Chief Accounting Officer of the Company. Since September 2010, Mr. Houck was previously Director of Financial Reporting and Controller of the Federal Business for the Company.  Prior to September 2010 and from July 2008, Mr. Houck served as an accounting consultant for various companies including Emtec.  Prior to July 2008 and from September 2004, Mr. Houck provided advisory services with KPMG as a Manager in the transaction services group.  Other prior positions held by Mr. Houck include Senior Manager for Haverford Capital Advisors, Manager and Managing Director for Acquisition Management Services and a Manager in KPMG’s tax department. Mr. Houck graduated from Villanova University with a Bachelor’s degree in accounting and is a licensed Certified Public Accountant.

Item 11.  Executive Compensation

Information contained in the 2012 Proxy Statement, including information appearing under “Executive Compensation” in the 2012 Proxy Statement, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information contained in the 2012 Proxy Statement, including information appearing under “Stock Ownership” in the 2012 Proxy Statement, is incorporated herein by reference.

The following table sets forth the information regarding equity compensation plans, as of August 31, 2011.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,813,360	$1.12	6,729,847
Equity compensation plans not approved by security holders	--	--	--
Total	2,813,360	$1.12	6,729,847

(1) The second amendment to the Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the stockholders on January 20, 2011. The 2006 Plan authorizes the granting of stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards to directors and eligible associates. The second amendment increased the aggregate number of shares of Common Stock available for issuance under the 2006 Plan from 2,543,207 shares to 9,543,207 shares.  Options under the 2006 Plan may not be granted with an exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of an incentive stock option granted to a stockholder owning more than 10% of the common stock of the Company or any of its subsidiaries). Options under the 2006 Plan have terms from 7 to 10 years.  Certain options vest immediately and others vest over a term up to 4 to 5 years.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information contained in the 2012 Proxy Statement, including information appearing under “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2012 Proxy Statement, is incorporated herein by reference.

Item 14.  Principal Accountants Fees and Services

Information contained in the 2012 Proxy Statement, including information appearing under “Ratification of Independent Public Accountants” in the 2012 Proxy Statement, is incorporated herein by reference

 PART IV

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

2.2
Agreement and Plan of Merger, dated as of March 15, 2004, by and among DARR Westwood Technology Corporation, DARR Westwood Acquisition Corporation, the Shareholders of Westwood Computer Corporation Named, Westwood Computer Corporation, and Keith Grabel, as Shareholder’s Agent, incorporated herein by reference to Exhibit 2.2 of the Registrant’s Annual Report on Form 10-K, filed December 14, 2005.

2.3
Agreement and Plan of Merger, dated as of July 14, 2005, by and among the Registrant, Emtec Viasub LLC, and Darr Westwood Technology Corporation, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed July 20, 2005..

2.4
Stock Purchase Agreement by and among Emtec Global Services, LLC, Luceo, Inc., and Siva Natarajan, dated March 20, 2008, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed March 26, 2008.

2.5
Stock Purchase Agreement by and among Emtec Global Services, LLC, Aveeva, Inc., eBusiness Application Solutions, and Jessica Chopra, dated August 13, 2008, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed August 19, 2008.

2.6	Exhibit A - Earnout to Stock Purchase Agreement by and among Emtec Global Services, LLC, Aveeva, Inc., eBusiness Application Solutions, and Jessica Chopra, dated August 13, 2008, incorporated herein by reference to Exhibit 2.6 of the Registrant’s Annual Report on Form 10-K, filed December 1, 2008.

2.7
Share Purchase Agreement, dated February 12, 2009, by and among 7119747 Canada Inc., Emtec Infrastructure Services Corporation, KOAN-IT Corp. and the Shareholders of KOAN-IT Corp, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed February 13, 2009.

2.8
Stock Purchase Agreement, dated June 4, 2010, by and among Emtec Federal, Inc., Secure Data, Inc. and the stockholders of Secure Data Inc, incorporated herein by reference to Exhibit 2.8 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

2.9
Securities Purchase Agreement and Earn-out to Securities Purchase Agreement, dated August 15, 2011, by and among Emtec Global Services, LLC, the Registrant, Gnuco, LLC (d/b/a Emerging Solutions LLC), the members of Gnuco, LLC, Greg Lewis and Don Sweeney.

2.10	Earnout to securities purchase agreement, dated August 15, 2011, by and amoung Emtec Global Services, LLC, the registrant, Gnuco, LLC (d/b/a Emerging Solutions, LLC), the members of Gnuco, LLC, Greg Lewis and Don Sweeny

3.1	Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on January 26, 2011.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q, filed July 15, 2010.

4.1	Certificate evidencing shares of common stock, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed on May 22, 2001.

10.2
Lease Agreement, dated July 1, 2003, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility,  incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, filed December 14, 2005.

10.3
Amendment to Lease Agreement, dated July 14, 2003, between V-Sullyfield Properties II LLC and Westwood Computer Corporation, for Chantilly, Virginia facility, incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K, filed December 14, 2005.

10.4
First Amendment to Lease Agreement, dated April 16, 2004, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility, incorporated herein by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K, filed December 14, 2005.

10.5
Lease Agreement, dated September 2, 2004, between Registrant and GS&T Properties, LLC, for Suwanee, Georgia facility, incorporated herein by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K, filed July 14, 2005.

10.6	2006 Stock Based Incentive Compensation Plan, incorporated herein by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 20, 2006,

10.7
Common Stock Purchase Warrant between Registrant and Margaret Grabel, dated August 5, 2005, incorporated herein by reference to Registrant’s Tender Offer Statement on Form SC TO-I, filed September 7, 2005.

10.8
Loan and Security Agreement, dated December 7, 2006, by and between De Lage Landen Financial Services, Inc., the Registrant and its subsidiaries, incorporated herein by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed December 13, 2006 .

10.9
Schedule to Loan and Security Agreement, dated December 7, 2006, by and between De Lage Landen Financial Services, Inc., the Registrant and its subsidiaries, incorporated herein by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, filed December 13, 2006.

10.10
Subordinated Promissory Note dated February 5, 2007 issued by Westwood Computer Corporation in favor of DARR Global Holdings, Inc., incorporated herein by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, filed April 23, 2007.

10.11
Employment Agreement, dated March 20, 2008, by and between Luceo, Inc. and Siva Natarajan, incorporated herein by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed March 26, 2008.

10.12
Lease Agreement, dated March 2006, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois, incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K, filed December 1, 2008.

10.13
First Amendment to Lease Agreement, dated April 9, 2008, between Luceo, Inc. and SM Brell II, L.P.  for office space in Naperville, Illinois, incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K, filed December 1, 2008.

10.14
First Amendment to Commercial Lease Agreement, dated August 13, 2008, between eBusiness Applications Solutions, Inc. and Ajay Chopra for office space in Fremont California, incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K, filed December 1, 2008.

10.15
Emtec Global Services, LLC Incentive Bonus Plan, dated August 13, 2008, for employees of eBusiness Applications, Inc., Aveeva, Inc. and Aviance Software, Inc., incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K, filed December 1, 2008.

10.16
First Lease Amendment, dated June 6, 2008, between Emtec, Inc. and GS&T Properties, LLC for office space in Suwanee, Georgia, incorporated herein by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K, filed December 1, 2008.

10.17
First Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement, dated December 5, 2008, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed December 11, 2008.

10.18
Employment Agreement, dated February 25, 2009, between Emtec, Inc. and Ronald Seitz, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed March 3, 2009.

10.19
Employment Agreement, dated April 30, 2009, between Emtec, Inc. and Gregory P. Chandler, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed July 15, 2009.

10.20	Amendment to the 2006 Stock Based Incentive Compensation Plan, dated February 2, 2009, incorporated herein by reference to the Registrant’s Proxy Statement on Schedule 14A, filed December 29, 2008.

10.21
Employment Agreement, dated September 21, 2009, between Emtec, Inc. and Stephen C. Donnelly, incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K, filed November 25, 2009.

10.22
Employment Agreement, dated November 6, 2009, between Emtec, Inc. and Sunil Misra, incorporated herein by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K, filed November 25, 2009.

10.23	Offer to Lease, dated March 7, 2007, between KOAN-IT Corp. and Sanrock Holdings Inc. for office space in Ottawa, Canada, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K, filed November 25, 2009.

10.24	Lease Agreement, dated February 9, 2009, between Emtec, Inc. and Windsor at Interstate South LLC for office space in Jacksonville, Florida, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K, filed November 25, 2009.

10.25	Second Amendment to Lease Agreement, dated March 20, 2009, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K, filed November 25, 2009.

10.26	Third Amendment to Lease Agreement, dated May 29, 2009, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois, incorporated herein by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K, filed November 25, 2009.

10.27	Fourth Amendment to Lease Agreement, dated June 11, 2009, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois, incorporated herein by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K, filed November 25, 2009.(19)

10.28	Employment Agreement, dated December 1, 2009, between Emtec, Inc, and Samir Bhatt, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed January 14, 2010.

10.29	Second Amendment to Lease, dated May 1, 2009, between Westwood Property Holdings LLC and Emtec Federal, Inc., for Springfield, New Jersey facility, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed January 14, 2010.

10.30	Employment Agreement, dated March 1, 2010, between Emtec, Inc. and Brian E. Mandel, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed April 14, 2010.

10.31	Second Lease Amendment, dated December 1, 2009, by and between GS&T Properties, LLC, Emtec, Inc. and Southprop, Inc. for office space in Suwanee, Georgia, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed April 14, 2010.

10.32	Lease, dated March 9, 2010, between Radnor Center Associates and Emtec, Inc. for office space in Radnor, Pennsylvania, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed April 14, 2010.

10.33	Employment Agreement, dated June 4, 2010, between Emtec Federal, Inc. and Ray Kelly, incorporated herein by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

10.34	Employment Agreement, dated June 4, 2010, between Emtec Federal, Inc. and Matt Swanson, incorporated herein by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

10.35	Employment Agreement, dated June 4, 2010, between Emtec Federal, Inc. and Lonnie McMinn incorporated herein by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

10.36	Letter Agreement, dated August 2, 2010, between Emtec, Inc. and DARR Westwood LLC, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed August 6, 2010.

10.37	Common Stock Purchase Warrant, dated August 2, 2010, issued by Emtec, Inc. to DARR Westwood LLC, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed August 6, 2010.

10.38	First Amendment to Employment Agreement, dated August 19, 2010, between Emtec, Inc. and Ronald Seitz, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed August 27, 2010.

10.39	Lease, dated August 20, 2010, between Brandywine Operating Partnership, L.P., Alliant Techsystems, Inc. and Emtec Federal, Inc. for office space in Herndon, Virginia, incorporated herein by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

10.40	Lease, dated June 4, 2006, between Corporate Centre II, L.L.C. and Secure Data, Inc., for office space in Fairview Heights, Illinois, incorporated herein by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

10.41	Lease, dated January 1, 2010, between KVD Enterprises, LLC and Secure Data, Inc. for office space in O’Fallon, Illinois, incorporated herein by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

10.42	Lease, dated March 1, 2010, between ABK, LLC and Secure Data, Inc. for office space in O’Fallon, Illinois, incorporated herein by reference to Exhibit 10.53 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

10.43
Second Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement and First Amendment to Collateral Pledge Agreement, dated December 7, 2010, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed December 9, 2010.

10.44
Third Amendment and Joinder to Loan Security Agreement and Schedule to Loan and Security Agreement and Second Amendment to Collateral Pledge Agreement, dated March 9, 2011, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Quarterly Report on Form 10-Q, filed April 14, 2011.

10.45
Fourth Amendment to Loan and Security Agreement and Schedule to Loan and Security Agreement, dated June 23, 2011, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed June 29, 2011.

10.46	Fifth Amendment and Joinder to Loan and Security Agreement and Schedule to Loan and Security Agreement and Amendment to Collateral Pledge Agreements, dated August 15, 2011.

10.47	Sixth Amendment to Loan and Security Agreement and Schedule to Loan and Security Agreement, dated October 26, 2011.

10.48
Loan Agreement, dated June 23, 2011, by and between Emtec Infrastructure Services Canada Corporation and De Lage Landen Financial Services Canada Inc., incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed June 29, 2011.

10.49
Schedule to Loan Agreement, dated June 23, 2011, by and between Emtec Infrastructure Services Canada Corporation and De Lage Landen Financial Services Canada Inc., incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed June 29, 2011.

10.50
General Security Agreement, dated June 23, 2011, by and between Emtec Infrastructure Services Canada Corporation and De Lage Landen Financial Services Canada Inc., incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed June 29, 2011.

10.51	Subordinated Loan Agreement between NewSpring SBIC Mezzanine Capital II, L.P., the Registrant and its subsidiaries, dated August 15, 2011.

10.52	Warrant issued to NewSpring SBIC Mezzanine Capital II, L.P by the Registrant, dated August 15, 2011.

10.53	Investor Rights Agreement between the Registrant and NewSpring SBIC Mezzanine Capital II, L.P., dated August 15, 2011.

10.54	Security Agreement by the Registrant and its subsidiaries in favor of NewSpring SBIC Mezzanine Capital II, L.P., dated August 15, 2011.

10.55
Employment Agreement, dated February 12, 2009, between KOAN-IT Corp. and Kim Orava, incorporated herein by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed February 13, 2009.

10.56
Employment Agreement, dated February 12, 2009, between KOAN-IT Corp. and Tim Stratton, incorporated herein by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed February 13, 2009 .

10.57	Employment Agreement, dated July 22, 2011, between Emtec, Inc. and Dinesh Desai, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2011.

10.58
Restricted Stock Agreement, dated July 22, 2011, between Emtec, Inc. and Dinesh Desai, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2011.

21.1	List of Subsidiaries.

23.1	Consent of a Registered Public Accounting Firm

31.1	Certification of Dinesh R. Desai, Principal Executive Officer of Registrant, dated December 14, 2011. Rule 13a-14(a)/15 d-14(a).

31.2	Certification of Greg Chandler, Principal Financial Officer of Registrant, dated December 14, 2011. Rule 13a-14(a)/15 d-14(a).

32.1	Certificate of Dinesh R. Desai, Principal Executive Officer of Registrant, dated December 14, 2011. Section 1350.

32.2	Certificate of Greg Chandler, Principal Financial Officer of Registrant, dated December 14, 2011. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:           December 14, 2011

EMTEC, INC.

By:	/s/ Dinesh R. Desai
Dinesh R. Desai Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Dinesh R. Desai Dinesh R. Desai	Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 14, 2011

/s/Gregory P. Chandler Gregory P. Chandler	Chief Financial Officer (Principal Financial Officer)	December 14, 2011

/s/George Houck George Houck	Chief Accounting Officer (Principal Accounting Officer)	December 14, 2011

/s/Sunil Misra Sunil Misra	Chief Strategy and Delivery Officer, Director	December 14, 2011

/s/Gregory L. Cowan Gregory L. Cowan	Director	December 14, 2011

/s/Robert Mannarino Robert Mannarino	Director	December 14, 2011

Chris Formant	Director	December 14, 2011