Form 10-Q
period 2011-11-30
EMTEC INC/NJ
filed 2012-01-17
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

  As of January 12, 2012, there were outstanding 17,619,813 shares of the registrant’s common stock.
RDGPreambleEnd

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2011

Table of Contents

PART I – FINANCIAL INFORMATION

RDGXBRLParseBegin
PART I – FINANCIAL INFORMATION
Item 1.                                Financial Statements
EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share and Share Data)

	November 30, 2011 (Unaudited)	August 31, 2011

Assets

Current Assets

Cash	$2,730	$4,039
Receivables:
Trade, net of allowance for doubtful accounts	49,182	31,196
Other	1,222	2,223
Inventories, net	1,859	1,339
Prepaid expenses and other	3,663	3,440
Deferred tax asset - current	1,272	1,142

Total current assets	59,928	43,379

Property and equipment, net	4,223	4,284
Intangible assets, net	17,372	18,406
Goodwill	18,474	18,609
Deferred tax asset- long term	802	839
Other assets	1,037	1,090

Total assets	$101,836	$86,607

Liabilities, Put Options and Stockholders' Equity

Current Liabilities

Line of credit	$20,905	$17,222
Current portion of capital lease obligation	190	245
Accounts payable	32,838	17,847
Warrant liability	842	1,452
Income taxes payable	203	310
Accrued liabilities	10,484	12,095
Due to former stockholders of acquired companies	-	727
Customer deposits	34	34
Current portion earn-out liabilities	1,552	1,616
Deferred revenue	1,663	2,113

Total current liabilities	68,711	53,661

Deferred tax liability	3,330	3,752
Earn-out liabilities, net of current portion	3,380	3,148
Put option and restricted stock liability in connection with acquisition of Dinero	127	98
Capital lease obligation, net of current portion	188	189
Subordinated debt, net of original issue discount	9,544	9,520
Accrued liabilities	162	163

Total liabilities	85,442	70,531

Commitments and contingencies (Note 13)

Put options in connection with SDI, Covelix and Emerging acquisitions	2,166	2,166

Stockholders' Equity
Common stock $0.01 par value; 30,000,000 shares authorized; 17,619,813 and 17,619,813 shares issued and 17,619,813 and 17,619,813, outstanding at November 30, 2011 and August 31, 2011, respectively	177	177
Additional paid-in capital	16,720	16,589
Retained earnings (accumulated deficit)	(2,638)	(3,093)
Accumulated other comprehensive income	(31)	237
Total stockholders' equity	14,228	13,910

Total liabilities, put options and stockholders' equity	$101,836	$86,607

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In Thousands, Except per Share and Share Data)

	For the Three Months Ended November 30,
	2011	2010
Revenues

Procurement services	$46,416	$60,180
Consulting and outsourcing	25,614	16,689

Total Revenues	72,030	76,869

Cost of Revenues

Cost of procurement services	40,655	54,179
Cost of consulting and outsourcing	19,479	12,143

Total Cost of Revenues	60,134	66,322

Gross Profit

Procurement services	5,761	6,001
Consulting and outsourcing	6,135	4,546

Total Gross Profit	11,896	10,547

Operating expenses:

Selling, general, and administrative expenses	9,573	8,199
Stock-based compensation	160	145
Warrant liability adjustment	(608)	26
Depreciation and amortization	1,360	704
Total operating expenses	10,485	9,074

Operating income	1,411	1,473

Other expense (income):
Interest income – other	(62)	(3)
Interest expense	835	118
Other	(2)	16

Income before income tax expense	640	1,342
Income tax expense	185	613
Net Income	$455	$729

Net income per common share
Basic	$0.03	$0.05
Diluted	$0.02	$0.05

Weighted Average Shares Outstanding
Basic	16,331,823	15,380,668
Diluted	19,107,221	15,750,275

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	For the Three Months Ended November 30,
	2011	2010

Net Income	455	729
Foreign currency translation adjustment, net of taxes	(268)	67
Total other comprehensive income	187	796

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	For the Three Months Ended November 30,
	2011	2010
Cash Flows From Operating Activities
Net Income	$455	$729

Adjustments to Reconcile Net Income to Net Cash Used In Operating Activities
Depreciation and amortization	1,360	704
Amortization of original issue discount associated with subordinated debt	25	-
Deferred income tax benefit	(514)	(301)
Stock-based compensation	160	145
Earnout liability adjustment	168	-
Warrant liability adjustment	(608)	26

Changes In Operating Assets and Liabilities
Receivables	(16,986)	(17,826)
Inventories	(520)	(1,646)
Prepaid expenses and other assets	(59)	331
Accounts payable	14,992	14,289
Customer deposits	-	(13)
Income taxes payable	(108)	403
Accrued liabilities	(1,544)	179
Due to former stockholders of acquired companies	(839)	-
Deferred revenue	(451)	(563)
Net Cash Used In Operating Activities	(4,469)	(3,543)

Cash Flows From Investing Activities
Purchases of property and equipment	(336)	(312)
Net Cash Used In Investing Activities	(336)	(312)

Cash Flows From Financing Activities
Net increase (decrease) in line of credit	3,683	3,423
Repayments under capital lease	(55)	-
Net Cash Provided By Financing Activities	3,628	3,423

Effect of exchange rates on cash	(132)	56

Net Increase in Cash	(1,309)	(376)
Beginning Cash	4,039	2,372

Ending Cash	$2,730	$1,996
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$41	$316
Interest	$775	$165

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements.  Quarterly results are not necessarily indicative of results for the full year. For further information, refer to the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

2.  General

Description of Business

Emtec, Inc., a Delaware corporation (“Emtec”), is an information technology (“IT”) services provider delivering consulting, application services and infrastructure services to public sector and commercial clients.  The Company’s client base is comprised of departments of the United States and Canada’s federal, state/provincial and local governments, schools and commercial businesses throughout the United States and Canada.

Principles of Consolidation

The consolidated financial statements in this report include the accounts of Emtec and its wholly-owned subsidiaries, Emtec, Inc., a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly-owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), Emtec Global Services LLC (“EGS LLC”), EGS LLC’s wholly-owned subsidiaries Luceo, Inc. (“Luceo”), eBusiness Application Solutions, Inc. (“eBAS”), Aveeva, Inc. (“Aveeva”), Emtec Services Mauritius (“Emtec Mauritius”), Emtec Mauritius’s subsidiary Emtec Software India Private Limited (“Emtec India”) (formerly Aviance Software India Private Limited), Dinero Solutions, LLC (“Dinero”) (effective February 3, 2011), Covelix, Inc. (“Covelix”), Covelix’s subsidiary Covelix Technologies Private Ltd. (“Covelix India”) (effective March 1, 2011) and GNUCO, LLC d/b/a Emerging Solutions, LLC (“Emerging”) (effective August 15, 2011), Emtec Infrastructure Services Corporation (“EIS-US”), and EIS-US’s wholly-owned subsidiaries Emtec Infrastructure Services Canada Corporation (“EIS-Canada”), which is referred to in this report as KOAN-IT, KOAN-IT (US) Corp. (“KOAN-IT (US)”) and Secure Data, Inc. (“SDI”), a subsidiary of Emtec Federal (collectively, the “Company”).  Significant intercompany account balances and transactions have been eliminated in consolidation.

Segment Reporting

Prior to the fourth quarter of fiscal year 2011, the Company divided its operating activity into two operating segments for reporting purposes: Emtec Infrastructure Services (“EIS”) and Emtec Global Services.  EIS consisted of the Company’s historical business, which the Company referred to as the Systems Division, and the business service management solutions offered by the Information Technology Service Management (“ITSM”) practice.  Emtec Global Services was the Company’s enterprise applications services solutions and training business including its Enterprise Resource Planning (“ERP”) and Application Development practice and its Business Analysis and Quality Assurance Practice.  In 2010, the Company maintained these segments for reporting purposes, however in the fourth quarter of fiscal year 2011, due to the amount of cross-selling which occurred during 2010 and 2011, the addition of SDI into our federal platform and the increase in application services needs in our systems division platform, we renamed these groups Emtec Systems Integration (“ESI”) and Emtec Global Sourcing (“EGS”), respectively.  The historical numbers associated with these segments remains the same.  Our ESI segment provides clients a wide variety of services including outsourced consulting application services and infrastructure consulting and outsourcing.  Our EGS segment provides our clients the opportunity to take advantage of our consulting resources and offshore resources when they are not specifically looking for us to manage their project.  When comparing the results for the quarter ended November 30, 2011 by segment with historical results, the reader should take into account the changing nature of our business.  We will continue to reassess our segment reporting structure in accordance with Accounting Standards Codification Topic 280 Segment Reporting.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to current presentations.

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

The Company identifies the Financial Accounting Standards Board, Accounting Standards Codification (“FASB ASC” or “ASC”) as the authoritative source of generally accepted accounting principles in the United States of America (“GAAP”).  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, receivable valuations, impairment of goodwill and other long-lived assets, income taxes and valuations of put instruments and earnouts.  Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances.  The Company reviews these matters and reflects changes in estimates as appropriate.  Actual results could differ materially from those estimates.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and trade receivables approximates their carrying values due to their short maturities.  The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated.  The carrying value of the DLL Credit Facility approximated its fair value due to the proximity of its maturity date.  In addition, the carrying value of the subordinated debt approximates its fair value as the issuance date, August 15, 2011, is close in time to November 30, 2011.

In accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosures, the estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value based upon the following fair value hierarchy:

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of November 30, 2011 and August 31, 2011 (in thousands):

	Level	November 30, 2011	August 31, 2011
Warrant liability	2	$842	$1,452
Earn-out liabilities	3	$4,932	$4,764

The warrant liabilities were recorded at fair value based on upon valuation models which utilize relevant factors such as expected life, volatility of the Company’s stock prices and risk free interest.

The following table summarizes the changes in earnout liabilities for the three months ended November 30, 2011 (in thousands):

2011
Earnout Liabilities
Balance at August 31, 2011	$4,764
Valuation adjustments	168
Additions	-
Payments	-
Balance at November 30, 2011	$4,932

The earnout liabilities were recorded at fair value based on valuation models which utilize relevant factors such as expected life and estimated probabilities of the acquisitions achieving the performance targets throughout the earnout periods.

Financing Costs

Financing costs incurred are amortized over the life of the associated financing arrangements. Amortization expense totaled approximately $73,000 and $-0- for the three months ended November 30, 2011 and 2010, respectively.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  The changes in the carrying amount of goodwill for the three months ended November 30, 2011 by reportable segment are as follows (in thousands):

	EIS	EGS	Total
Balance at August 31, 2011	$16,222	$2,387	$18,609
Foreign currency translation effect of Canadian goodwill	(63)	-	(63)
Adjustment to Covelix goodwill (over accrual on pre-acquisition income taxes)	(72)	-	(72)
Balance at November 30, 2011	$16,087	$2,387	$18,474

In accordance with ASC Topic 350 Intangibles - Goodwill and Other, goodwill is not amortized, but rather tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is tested for impairment at one level below an operating segment (also known as a reporting unit) in accordance with the guidance of ASC Topic 350. These reporting units are comprised of Systems Division, KOAN-IT, Luceo, eBAS/Aveeva, SDI, Dinero, Covelix and Emerging.  The Company has set an annual impairment testing date of June 1.

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

At November 30, 2011, Emtec's market capitalization was less than its total stockholders' equity. However, the Company’s stock does not trade frequently and thus management believes the inherent value of the Company is not and has not been accurately reflected by the current or historical stock market valuation of the Company.  Accordingly, the Company continues to believe that the income and market-based approaches are the most appropriate valuation methods.

In accordance with ASC Topic 350, the Company performed its annual impairment testing as of June 1, 2011.  Based on this testing and its continued monitoring of market conditions and the operating performance of its reporting units, the Company does not currently believe that there is an indication of goodwill impairment at November 30, 2011.  However, if current market conditions change and the Company’s estimated value(s) under the income and/or market-based approaches is/are affected, then it is possible that the Company could have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

At November 30, 2011 and August 31, 2011, the components of identifiable intangible assets are as follows (in thousands):

	November 30, 2011	August 31, 2011
Customer relationships	$21,458	$21,458
Noncompete agreements	2,418	2,418
Software technology	14	14
Trademarks	169	169
Trade names	1,563	1,563
Foreign currency translation adjustment	83	167
	25,705	25,789
Accumulated amortization	(8,318)	(7,367)
Foreign currency translation adjustment	(15)	(16)
Balance, ending	$17,372	$18,406

Customer relationships represent the fair value ascribed to customer relationships purchased in fiscal 2005, the acquisitions of Luceo and eBAS/Aveeva in fiscal 2008, the acquisition of KOAN-IT in fiscal 2009, the acquisition of SDI in fiscal 2010 and the acquisitions of Dinero, Covelix and Emerging in fiscal 2011.  The amounts ascribed to customer relationships are being amortized on a straight-line basis over 5-15 years.

Noncompete agreements represent the value ascribed to covenants not to compete in employment and acquisition agreements with certain members of Luceo, eBAS/Aveeva, KOAN-IT, SDI, Dinero, Covelix and Emerging’s management entered into at the time of the respective acquisitions.  The amounts ascribed to noncompete agreements are being amortized on a straight-line basis over 3-5 years.

Software technology represents the value ascribed to software developed by SARK Infotech Private Limited (“SARK”) that was acquired in fiscal 2010.  The amount ascribed to software technology is being amortized on a straight-line basis over 3 years.

Trademarks represent the value ascribed to trademarks owned by KOAN-IT.  The amount ascribed to trademarks is being amortized on a straight-line basis over 5 years.

Trade names represent the value ascribed to trade names owned by SDI, Dinero, Covelix and Emerging.  The amount ascribed to trade names is being amortized on a straight-line basis over 5 years.

Amortization expense related to intangible assets was $987,000 and $483,000 for the three months ended November 30, 2011 and 2010, respectively.  We currently expect future amortization to be as follows (in thousands):

Years ending August 31,
2012	$3,688
2013	$3,640
2014	$2,991
2015	$2,860
2016	$2,413

Long-lived assets, including customer relationships, noncompete agreements, software technology, trademarks and trade names as well as  property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC Topic 350 Intangibles - Goodwill and Other and ASC Topic 360 Property, Plant and Equipment.  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.  No impairment of long-lived assets occurred during the three months ended November 30, 2011 or 2010.

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

The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards, warrants and stock with put options attached had been exercised as of the end of the period. Potentially dilutive shares consist of stock options, restricted stock awards, warrants and stock with put options attached totaling 2,775,398 and 369,607 at November 30, 2011 and 2010, respectively. Outstanding warrants to purchase 1,401,733 and 1,401,733 common shares at November 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Income Taxes

The Company conducts business nationally and in Canada and India.  With respect to its U.S. operations, the Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company accounts for income taxes in accordance with ASC Topic 740 Income Taxes.  The Company files a federal consolidated tax return that includes all U.S. entities.  The Company also files several combined/consolidated state tax returns and several separate state tax returns.  Deferred taxes result from temporary differences which are the differences between the financial reporting and tax bases of assets and liabilities.  Deferred tax assets are recognized for tax loss carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred taxes result from timing differences primarily relating to bad debts, inventory reserves, deferred revenue, fixed asset depreciation, compensation expenses and intangible asset amortization.

With a few exceptions, we are no longer subject to federal, state or local income tax examinations for tax returns filed for fiscal years 2007 and prior.

Reconciliation of liabilities for unrecognized tax benefits for the three months ended November 30, 2011 and 2010 (in thousands) are as follows:

	2011	2010

Balance at September 1, 2011 and 2010	$197	$212

Unrecognized tax positions of prior periods:
Increase	-	-
Decrease	-	-

Unrecognized tax positions for the three months:
Increase	-	2
Decrease	-	-

Decrease in Unrecognized tax benefits due to settlements	-	-

Decrease in Unrecognized tax benefits due to lapse of statute of limitations	-	-

Balance at November 30, 2011 and 2010	$197	$214

	For the Three Months Ended November 30,
	2011	2010

Total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$86	$98

Accrued interest and penalties for unrecognized tax benefits	$117	$105

Interest and penalties classified as income tax expense	$5	$6

3. Liquidity

The Company incurred a significant operating loss in fiscal 2011. In addition, the Company had a working capital deficit at August 31, 2011 and November 30, 2011, and is dependent on its line of credit to finance working capital needs. The 2011 loss can be attributed primarily to reduced procurement revenues from the federal business associated with the federal debt and budget crisis in 2011. We have managed our liquidity during this time through a cost reduction initiative that we implemented in the fourth quarter of 2011. In addition, we obtained subordinated financing of $10 million in the fourth quarter of 2011 and an additional $3 million in December 2011 as well as refinancing our credit facility (see Note 15 – Subsequent Events).

The Company believes that its existing resources coupled with available borrowings under its credit facility, the annualized cost savings from the cost reduction initiative described above and its budgeted cash flow from operations will provide sufficient liquidity for at least the next 12 months.

4. Acquisitions

Dinero Solutions, LLC and Covelix, Inc.

On February 3, 2011 and March 1, 2011, EGS LLC, a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding equity interest or stock of Dinero and Covelix, respectively. The Company may be required to pay additional variable cash and stock consideration each year for the next three years on the anniversary of the respective acquisition dates that is contingent upon the achievement of certain performance milestones. The fair value of the contingent consideration arrangement at the respective acquisition dates was $1.1 million. The Company estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market.  As of November 30, 2011, the Company increased the contingent consideration liability associated these acquisitions by $297,000 to $1.4 million based on the valuation models which utilize relevant factors such as expected life and estimated probabilities of the Dinero and Covelix achieving the performance targets throughout the earnout periods. The Company recorded expense on its consolidated statement of income of $297,000 and $-0- for the three months ended November 30, 2011 and 2010.

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

As part of the purchase, the Company issued restricted common stock to a former sole member of one of the acquisitions. The shares vest over a three-year period contingent upon the acquisitions achieving certain performance milestones as well as continued employment of its former sole member. Pursuant to ASC Topic 805-10-55, Business Combinations – Overall – Implementation, the restricted stock is being treated as compensation rather than additional consideration since the vesting of the stock is linked to the continued employment at the Company of the former sole member of the acquisition. Furthermore, the restricted stock issued contains an embedded “put” feature that allows the former sole member of the acquisition a one-time election to put all of his restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date. However, the exercise of the one-time put option is contingent upon the acquisition achieving a certain performance milestone measured over a three-year period. Management has determined that it is probable, as of November 30, 2011, that the acquisition will achieve the performance milestones for the vesting of the restricted stock and the put option and has calculated the fair value of the restricted stock and “put” using a Black-Scholes valuation model. In accordance with ASC Topic 718, Compensation – Stock Compensation, the puttable stock is subject to liability accounting. At November 30, 2011 and 2010, the Company recorded a net liability of $127,000 and $-0- on its balance sheet, respectively. The Company recorded expense of $30,000 and $-0- on its consolidated statement of income associated with the fair value of the restricted stock and put for the three months ended November 30, 2011 and 2010, respectively.

GNUCO, LLC d/b/a Emerging Solutions, LLC

On August 15, 2011, EGS LLC, a wholly-owned subsidiary of the Company, acquired all of the outstanding membership interests of Emerging for cash, plus equity and the potential right to receive installments of additional cash consideration each year for the next three years if certain performance targets are met.  The equity included in the reported consideration consisted of the fair value of “puttable” restricted common stock of the Company as of August 15, 2011.  The “put” feature embedded in the restricted common stock allows each former shareholder of Emerging a one-time election to put all of their restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  However, the exercise of the one-time put option is contingent upon Emerging achieving a certain performance milestone measured over a three-year period.  Management calculated the fair value of the put using a Black-Scholes valuation model.  In accordance with SEC Accounting Series Release No. 268 Presentation in Financial Statements of Redeemable Preferred Stocks, the puttable stock is subject to equity accounting and is classified on the Company’s balance sheet as temporary equity.

In addition, the Company may be required to pay additional variable cash and stock consideration each year for the next three years on the anniversary of closing that is contingent upon the achievement of certain performance milestones.  The fair value of the contingent consideration arrangement at the acquisition date was $3.0 million.  The Company estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation.  This fair value is based on significant inputs not observable in the market.  As of November 30, 2011, the Company decreased the contingent consideration liability by $87,000 to $2.9 million based on the valuation models which utilize relevant factors such as expected life and estimated probabilities of the Emerging achieving the performance targets throughout the earnout periods. The Company recorded income on its consolidated statement of income of $87,000 and $-0- for the three months ended November 30, 2011 and 2010, respectively.

5.  Stock-Based Compensation

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

The Company measures the fair value of options on the grant date using the Black-Scholes option valuation model.  The Company estimated the expected volatility using the Company’s historical stock price data over the expected term of the stock options.  The Company also used historical exercise patterns and forfeiture behaviors to estimate the options, expected term and our forfeiture rate.  The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve in effect on the grant date.  Both expected volatility and the risk-free interest rate are based on a period that approximates the expected term. Since our stock is thinly traded, the stock price used on the date of vesting for the Black-Scholes model is the last trade that occurred.

A summary of stock options for the three months ended November 30, 2011 is as follows:

For the Three Months Ended November 30, 2011	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value *
Options Outstanding -September 1, 2011	416,333	$1.12
Options Granted	20,000	$0.44
Options Exercised	-	-
Options Forfeited or Expired	(8,500)	$0.79
Options Outstanding - November 30, 2011			5.05 years	$17,725
	427,833	$1.10
Options Exercisable - November 30, 2011	385,333		4.68 years	17,725
		$1.09

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the three months ended November 30, 2011.

There were no stock options issued during the three months ended November 30, 2011.

A summary of stock options for the three months ended November 30, 2011 is as follows:

For the Three Months Ended November 30, 2010	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value *
Options Outstanding -September 1, 2010	413,333	$1.13
Options Granted	-	-
Options Exercised	-	-
Options Forfeited or Expired	-	-
Options Outstanding - November 30, 2010			5.46 years	$24,042
	413,333	$1.13
Options Exercisable - November 30, 2010	356,383		5.60 years	24,042
		$1.13

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the three months ended November 30, 2010.

There were no stock options issued during the three months ended November 30, 2010.

Non-vested Stock (Restricted Stock)

The following table summarizes the Company’s restricted stock activity during the three months ended November 30, 2011:

For the Three Months Ended November 30, 2011	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2011	1,222,369	$0.71
Granted	-	-
Vested	(34,375)	$0.97	$14,438	(a)
Forfeited	-	-
Nonvested - November 30, 2011	1,187,994	$0.70	$593,997	(b)

(a)
The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting, if there was a stock trade,  which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date. If there was no stock trade on the date of vesting, then the pre-tax fair value of the stock is the last trade that occurred.

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of November 30,  2011 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The following table summarizes the Company’s restricted stock activity during the three months ended November 30, 2010:

For the Three Months Ended November 30, 2010	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2010	870,916	$1.06
Granted	-	-
Vested	(121,653)	-	$127,327	(a)
Forfeited	-	-
Nonvested - November 30, 2010	749,263	$1.02	$854,159	(b)

(a)
The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting, if there was a stock trade,  which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date. If there was no stock trade on the date of vesting, then the pre-tax fair value of the stock is the last trade that occurred.

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of November 30,  2010 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the Over-the-Counter Pink Sheet market on the date of grant over the vesting period on a straight-line basis.

Stock Options and Non-vested Stock

Stock-based compensation costs related to the 2006 Plan totaled $131,000 and $145,000 during the three months ended November 30, 2011 and 2010, respectively.  As of November 30, 2011, the Company had $377,000 of unrecognized compensation cost related to the 2006 Plan.  The unrecognized compensation cost is expected to be recognized over a remaining period of 4 years.

6.  Warrants

DARR Westwood LLC

On August 2, 2010, the Company entered into a letter agreement (the “Letter Agreement”) with DARR Westwood LLC (the “Investor”), pursuant to which, among other things, (a) the Investor agreed (i) to certain transfer restrictions on shares of common stock, par value $.01 per share, of the Company (“Common Stock”) owned by the Investor, which are described below, and (ii) to transfer to the Company for cancellation the existing warrant owned by the Investor to purchase 8% of the outstanding Common Stock on a fully diluted basis, and (b) the Company issued to the Investor a warrant (the “DARR Warrant”) to purchase up to an aggregate of 1,401,733 shares of Common Stock at an exercise price of $2.11 per share.  The Investor’s sole member is Dinesh R. Desai, the Company’s Chairman, Chief Executive Officer and President.

Under the terms of the Letter Agreement, the Investor is prohibited during the specified restricted period from transferring or publicly announcing any intention to transfer, in either case without the unanimous approval of the disinterested members of the Company’s board of directors, (a) all or any portion of the DARR Warrant or the Investor’s rights under the DARR Warrant or (b) any shares of Common Stock currently or in the future owned by the Investor.  However, this prohibition does not apply to any transfer of shares of Common Stock pursuant to which both (x) the transferee is an independent third party and (y) the price paid by the transferee is equal to or greater than $5.00 per share in cash.  The restricted period specified in the Letter Agreement commenced on August 2, 2010 and terminates on the earlier to occur of (a) August 2, 2015 or (b) the date on which both (i) the average of the daily volume weighted average price per share of Common Stock over the immediately preceding 45 trading days that at least one share of Common Stock was traded is $5.00 or more, and (ii) the average daily trading volume of shares of Common Stock over the 45 consecutive trading days (regardless of whether any shares of Common Stock were traded on any such trading day) immediately preceding such date is 10,000 or more.

The Letter Agreement also requires that if the Company causes its Common Stock to become listed on a national securities exchange, the Company will also list and maintain the listing of the shares of Common Stock underlying the DARR Warrant on such national securities exchange.  In addition, subject to certain conditions, the Company is required under the Letter Agreement to provide prior notice to the Investor if, at any time before the DARR Warrant has been exercised in full, the Company effects certain specified corporate actions, including selecting a record date for dividends or distributions or effecting a reorganization, reclassification, merger, consolidation, sale, transfer, disposition, dissolution, liquidation or winding up involving the Company.

The DARR Warrant entitles the Investor to purchase 1,401,733 shares of Common Stock at $2.11 per share and expires on August 2, 2015.  The DARR Warrant also contains provisions for cashless exercise and weighted average anti-dilution protection for subsequent issuances or deemed issuances of Common Stock by the Company for consideration per share less than the per share exercise price of the DARR Warrant in effect immediately prior to such issuance or deemed issuance.  In connection with the issuance of the DARR Warrant and in compliance with ASC Topic 815 Derivatives and Hedging, the Company recorded a liability on August 2, 2010 of $916,000.  At November 30 and August 31, 2011, the liability related to the DARR Warrant recorded on the balance sheet was $395,000 and $732,000, respectively.  The Company recorded (income) expense on its consolidated statement of income of ($337,000) and $26,000 for the three months ended November 30, 2011 and 2010, respectively, as a result of adjusting the warrant liability to fair value.  As a result of the Company’s stock being thinly traded, there may continue to be adjustments associated with determining the fair value of the liability related to the DARR Warrant in future periods.

NewSpring

In connection with the entry into a Subordinated Credit Facility with NewSpring SBIC Mezzanine Capital II, L.P., a Delaware limited partnership (“NewSpring”), which is described in more detail in Note 8 – Subordinated Debt below, on August 15, 2011 the Company issued to NewSpring a Common Stock Purchase Warrant (the “NewSpring Warrant”) to purchase the number of shares of Common Stock equal to 5.0% of the Common Stock outstanding at the time of, and after giving effect to, the exercise of the NewSpringWarrant.  On December 30, 2011, in connection with the entry into a Revolving Credit and Security Agreement with PNC Bank and Peachtree II, L.P. (“Peachtree”) becoming a lender under the Subordinated Credit Facility, the Company amended and restated the NewSpring Warrant (as so amended and restated, the “Amended and Restated NewSpring Warrant”) and granted a warrant (the “Peachtree Warrant,” and together with the Amended and Restated NewSpring Warrant, the “Warrants”) to Peachtree.  The Warrants are described in more detail in Note 15 – Subsequent Events below.

In connection with the issuance of the NewSpring Warrant and in compliance with ASC Topic 470-20 Debt with Conversion and Other Options, the subordinated note issued to NewSpring under the Subordinated Loan Agreement (as defined below) has been discounted by the fair value of the NewSpring Warrant, calculated to be $484,000 at time of issuance.  This amount is being amortized as additional interest expense and accretes the note to face value at maturity.  The Company determined the fair value of the NewSpring Warrant by using the Black-Scholes pricing model.  At November 30, 2011 and August 31, 2011, the liability recorded on the balance sheet was $448,000 and $719,000, respectively.  The Company recorded (income) expense on its consolidated results of operations of ($268,000) and $-0- for the three months ended November 30, 2011 and 2010, respectively, as a result of adjusting the warrant liability to fair value.  As a result of the Company’s stock being thinly traded, there may continue to be adjustments associated with determining the fair value of the liability related to the NewSpring Warrant in future periods.

7.  Line of Credit

As of November 30, 2011, the Company, Emtec NJ, Emtec LLC, Emtec Federal, EGS LLC, Luceo, eBAS, Aveeva EIS-US, KOAN-IT US, SDI, Dinero, Covelix and Emerging (collectively, the “Borrower”), was a party to a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (“DLL”) pursuant to which DLL provided the Borrower with a revolving credit loan and floorplan loan (the “DLL Credit Facility”).  The DLL Credit Facility provided for aggregate borrowings of the lesser of $35.0 million or 85% of the Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by DLL and 40% of all other unsold inventory.  The floorplan loan portion of the DLL Credit Facility allowed for the purchase of inventory from approved vendors and for other business purposes. Borrowings under the DLL Credit Facility bore interest at a annual rate equal to the three month (90 day) LIBOR rate plus 3.25% for the revolving credit loans.

As of November 30, 2011, EIS-Canada was party to a Loan Agreement (the “Canadian Loan Agreement”) with De Lage Landen Financial Services Canada Inc. (“DLL Canada”) pursuant to which DLL Canada provided EIS-Canada with a revolving credit line of C$5 million (the “Canadian Credit Facility”).  Borrowings under the Canadian Credit Facility bore interest at an annual rate equal to the rate of interest announced by The Toronto-Dominion Bank as the Canadian prime rate plus 1.75% for revolving credit loans.

The Company had balances of $20.9 million and $17.2 million outstanding under the revolving portion of the DLL Credit Facility, and balances of $8.0 million and $1.0 million (included in the Company’s accounts payable) outstanding plus $2.1 million and $2.2 million in open approvals under the floorplan portion of the DLL Credit Facility at November 30, 2011 and August 31, 2011, respectively.  Net availability was $4.0 million and $4.9 million under the revolving portion of the DLL Credit Facility as of November 30, 2011 and August 31, 2011, respectively.

On December 30, 2011, the Company entered into a Revolving Credit and Security Agreement with PNC Bank to refinance the DLL Credit Facility and the Canadian Credit Facility.  See Note 15 – Subsequent Events which summarizes the terms of the Revolving Credit and Security Agreement with PNC Bank.

8. Subordinated Debt

On August 15, 2011, the Borrower entered into a Subordinated Loan Agreement (the “Subordinated Loan Agreement”) with NewSpring.  The Subordinated Loan Agreement provides for a subordinated term loan in an original principal amount of $10.0 million (the “Subordinated Credit Facility”).  The proceeds of the Subordinated Credit Facility were used to pay a portion of the purchase price for the acquisition of Emerging, to pay down a portion of the amount outstanding under the DLL Credit Facility and to pay related costs and expenses.  Borrowings under the Subordinated Loan Agreement will bear regular interest at a rate equal to 12.0% per annum on the outstanding principal amount.  Accrued and unpaid regular interest is payable on the last business day of each fiscal quarter beginning with November 30, 2011.  Borrowings under the Subordinated Loan Agreement will bear additional interest at a rate equal to 2.0% per annum and this accrued and unpaid additional interest of 2.0% can be, at the Borrower’s option, paid in cash, or added to the principal amount outstanding on the last business day of each fiscal quarter beginning with November 30, 2011.

As of November 30, 2011, the Company determined that it was not in compliance with the total funded senior debt to pro forma adjusted EBITDA ratio covenant under the Subordinated Loan Agreement.  However, the Company was granted a waiver from NewSpring for compliance with this covenant for the quarter ended November, 30, 2011.

On December 30, 2011, the Borrower entered into an Amended and Restated Subordinated Loan Agreement pursuant to which Peachtree provided an additional subordinated term loan in the amount of $3.0 million.  See Note 15 – Subsequent Events which summarizes the terms of Amended and Restated Subordinated Loan Agreement.

9.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, consist of the following (in thousands):

	For the Three Months Ended
	November 30, 2011		November 30, 2010
Departments of the U.S. Government	$42,289	58.7%	$46,240	60.2%
Canadian Government Agencies	454	0.6%	917	1.2%
State and Local Governments	1,659	2.3%	714	0.9%
Commercial Companies	20,878	29.0%	13,417	17.5%
Education and other	6,750	9.4%	15,581	20.2%
Total Revenues	$72,030	100.0%	$76,869	100.0%

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

The trade account receivables consist of the following (in thousands):

	November 30, 2011	August 31, 2011
Trade receivables	$49,744	$31,682
Allowance for doubtful accounts	(562)	(486)
Trade receivables, net	$49,182	$31,196

Trade receivables include $2.9 million and $3.0 million of unbilled revenue as of November 30, 2011 and August 31, 2011, respectively.

Major Customers

Sales to major customers, representing at least 10% of total revenue for a period consist of the following (in thousands):

	For the Quarter Ended
	November 30, 2011		November 30, 2010
School District #1	$4,983	6.9%	$13,091	17.0%
Department of the U.S. Government	21,050	29.2%	17,030	22.2%
All Other Customers	45,997	63.9%	46,748	60.8%
Total Revenues	$72,030	100.0%	$76,869	100.0%

Trade receivables due from an education client in the southeastern United States and one of the departments of the U.S. Government accounted for approximately 2.3% and 31.6%, respectively, of the Company’s trade receivables as of November 30, 2011.  The same clients accounted for approximately 54.7% and 3.0%, respectively of the Company’s trade receivable as of August 31, 2011.

10.  Inventories

Inventories are stated at the lower of average cost or market.  Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies.  At November 30, 2011 and August 31, 2011, inventories consisted of the following (in thousands):

	November 30, 2011	August 31, 2011
Hardware, software, accessories and parts	$2,084	$1,558
Inventory reserve	(225)	(219)
Net inventories	$1,859	$1,339

11.  Accrued Liabilities

At November 30, 2011 and August 31, 2011, accrued liabilities consisted of the following (in thousands):

	November 30, 2011	August 31, 2011
Accrued payroll	$5,236	$5,860
Accrued commissions	450	293
Accrued state sales taxes	8	15
Accrued third-party service fees	42	42
Deferred rent	212	220
Other accrued expenses	4,536	5,665
Total accrued liabilities	$10,484	$12,095

12.  Related Party Transactions

The Company leases warehouse and office space from related parties.  The aggregate expense for these lease arrangements during the three months ended November 30, 2011 and 2010 was $134,000 and $194,000, respectively.

13.      Legal Proceedings

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

14.      Segment Information

The Company provides segment financial information in accordance with ASC Topic 280 Segment Reporting.  Prior to the fourth quarter of fiscal year 2011, the Company divided its operating activity into two operating segments for reporting purposes: Emtec Infrastructure Services (“EIS”) and Emtec Global Services.  EIS consisted of the Company’s historical business, which the Company referred to as the Systems Division, and the business service management solutions offered by the ITSM practice.  Emtec Global Services was the Company’s enterprise applications services solutions and training business including its ERP and Application Development practice and its Business Analysis and Quality Assurance Practice.  In 2010, the Company maintained these segments for reporting purposes, however in the fourth quarter of fiscal year 2011, due to the amount of cross-selling which occurred during 2010 and 2011, the addition of SDI into our federal platform and the increase in application services needs in our systems division platform, we renamed these groups Emtec Systems Integration (“ESI”) and Emtec Global Sourcing (“EGS”), respectively.  The historical numbers associated with these segments remains the same.  Our ESI segment provides clients a wide variety of services including outsourced consulting application services and infrastructure consulting and outsourcing.  Our EGS segment provides our clients the opportunity to take advantage of our consulting resources and offshore resources when they are not specifically looking for us to manage their project.  When comparing the results for the quarter ended November 30, 2011 by segment with historical results, the reader should take into account the changing nature of our business.  The accounting policies of our segments are the same as those described in Note 2, and there are no material intersegment transactions.

Summarized financial information relating to the Company’s operating segments is as follows (in thousands):

	(Unaudited)
	November 30 ,	August 31,
	2011	2011
Identifiable Assets:
ESI	$89,305	$74,393
EGS	12,420	12,214
Total Assets	$101,725	$86,607

	November 30,
	(Unaudited)
	2011	2010
Revenues
ESI	$64,912	$69,345
EGS	7,118	7,524
Total Revenue	$72,030	$76,869

Gross profit
ESI	$11,119	$9,211
EGS	777	1,336
Gross profit	$11,896	$10,547

Depreciation and amortization
ESI	$1,132	$475
EGS	228	229
Depreciation and amortization	$1,360	$704

Operating income
ESI	$1,618	$1,387
EGS	(207)	86
Operating income	$1,411	$1,473

Interest and other expense
ESI	$718	$78
EGS	53	53
Interest and other expense	$771	$131

Income tax expense
ESI	$155	$555
EGS	30	58
Income tax expense	$185	$613

Net income (loss)
ESI	$745	$754
EGS	(290)	(25)
Net income	$455	$729

Capital expenditures
ESI	$333	$309
EGS	-	3
Capital expenditures	$333	$312

15.      Subsequent Events

Revolving Credit and Security Agreement with PNC Bank

On December 30, 2011, the Borrower entered into a Revolving Credit and Security Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association, as lender and agent (“PNC”).  The PNC Loan Agreement provides for a senior secured revolving credit facility in an amount not to exceed (i) $30.0 million for each period from February 1 through August 31 during the term of the facility and (ii) $45.0 million for each period from September 1 through January 31 during the term of the facility (the “PNC Credit Facility”).  The PNC Credit Facility also includes a $7.0 million sublimit for the issuance of letters of credit.  The proceeds of the PNC Credit Facility were used to refinance all of the Borrower’s outstanding indebtedness under the DLL Credit Facility, to pay off all indebtedness of  EIS Canada under the Canadian Credit Facility with DLL Canada, to pay related costs and expenses and for working capital and other general corporate purposes.  The PNC Loan Agreement will remain in effect until December 29, 2014, unless sooner terminated by the Borrower or PNC.

Borrowings under the PNC Loan Agreement will bear regular interest at a rate equal to the Alternate Base Rate plus 1.0% or the Eurodollar Rate plus 3.0% on the outstanding principal amount.  For purposes of the PNC Loan Agreement:

•
“Alternate Base Rate” means, for any day, a rate per annum equal to the highest of (i) the Base Rate in effect on such day, (ii) the Federal Funds Open Rate in effect on such day plus 0.5% and (iii) the Daily LIBOR Rate plus 1.0%.  For purposes of this definition, (a) “Daily LIBOR Rate” means, for any day, the rate per annum determined by PNC by dividing (x) the Published Rate by (y) a number equal to 1.0 minus the percentage prescribed by the Federal Reserve for determining the maximum reserve requirements with respect to any eurocurrency funding by banks on such day; and (b) “Published Rate” means the rate of interest published each business day in The Wall Street Journal “Money Rates” listing under the caption “London Interbank Offered Rates” for a one month period (or, if no such rate is published therein for any reason, then the Published Rate shall be the eurodollar rate for a one month period as published in another publication determined by PNC).

•
“Base Rate” means the base commercial lending rate of PNC as publicly announced to be in effect from time to time, such rate to be adjusted automatically, without notice, on the effective date of any change in such rate.  This rate of interest is determined from time to time by PNC as a means of pricing some loans to its customers and is neither tied to any external rate of interest or index nor does it necessarily reflect the lowest rate of interest actually charged by PNC to any particular class or category of customers of PNC.

•
“Eurodollar Rate” means for the then current interest period, the interest rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1.0%) determined by PNC by dividing (i) the rate which appears on the Bloomberg Page BBAM1 (or on such other substitute Bloomberg page that displays rates at which U.S. dollar deposits are offered by leading banks in the London interbank deposit market), or the rate which is quoted by another source selected by PNC which has been approved by the British Bankers’ Association as an authorized information vendor for the purpose of displaying rates at which US dollar deposits are offered by leading banks in the London interbank deposit market (an “Alternative Source”), at approximately 11:00 a.m., London time two business days prior to the first day of such interest period (or if there shall at any time, for any reason, no longer exist a Bloomberg Page BBAM1 (or any substitute page) or any Alternative Source, a comparable replacement rate determined by PNC at such time (which determination shall be conclusive absent manifest error)) for an amount comparable to the amount advanced at the Eurodollar Rate and having a borrowing date and a maturity comparable to such interest period by (ii) a number equal to 1.0 minus the Reserve Percentage.

•
“Federal Funds Open Rate” means, for any day, the rate per annum (based on a year of 360 days and actual days elapsed) which is the daily federal funds open rate as quoted by ICAP North America, Inc. (or any successor) as set forth on the Bloomberg Screen BTMM for that day opposite the caption “OPEN” (or on such other substitute Bloomberg Screen that displays such rate), or as set forth on such other recognized electronic source used for the purpose of displaying such rate as selected by PNC (an “Alternate Source”) (or if such rate for such day does not appear on the Bloomberg Screen BTMM (or any substitute screen) or on any Alternate Source, or if there shall at any time, for any reason, no longer exist a Bloomberg Screen BTMM (or any substitute screen) or any Alternate Source, a comparable replacement rate determined by PNC at such time (which determination shall be conclusive absent manifest error); provided, however, that if such day is not a business day, the Federal Funds Open Rate for such day shall be the “open” rate on the immediately preceding business day.  If and when the Federal Funds Open Rate changes, the rate of interest with respect to any advance to which the Federal Funds Open Rate applies will change automatically without notice to the Borrower, effective on the date of any such change.

•
“Reserve Percentage” means, as of any day, the maximum percentage in effect on such day as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the reserve requirements (including supplemental, marginal and emergency reserve requirements) with respect to eurocurrency funding (currently referred to as “Eurocurrency Liabilities”).

The PNC Loan Agreement contains certain customary affirmative and negative covenants, including, among other things: (i) affirmative covenants requiring the Borrower to provide certain financial statements and schedules to PNC, maintain their legal existence, keep their collateral in good condition, and provide certain notices to PNC; and (ii) negative covenants that provide for limitations on other indebtedness, liens, amendments of organizational documents, asset sales, capital expenditures, issuance of capital stock, investments, and transactions with affiliates.

The PNC Loan Agreement also contains certain customary representations and warranties and events of default, including, among other things, failure to pay interest, principal or fees due under the PNC Loan Agreement, any material inaccuracy of any representation and warranty, any default having occurred under any Subordinated Debt (as such term is defined in the PNC Loan Agreement), and the occurrence of bankruptcy or other insolvency events.  Certain of the events of default are subject to exceptions and materiality qualifiers.  If an event of default shall occur and be continuing under the PNC Loan Agreement, PNC may, among other things, accelerate the repayment of the Borrower’s obligations under the PNC Credit Facility.

To secure the payment of the obligations under the PNC Loan Agreement, each of the Borrowers granted to PNC a security interest in, and a lien upon, all of their respective interests in their respective assets, including receivables, equipment, general intangibles, inventory, investment property, subsidiary stock, leasehold interests, goods, deposit accounts, letter of credit rights, commercial tort claims and insurance proceeds.  All such security interests are subject to the terms of a Subordination Agreement, dated December 30, 2011 among PNC, NewSpring, Peachtree (NewSpring and Peachtree, collectively, the “Investors”) and the Borrower (the “Subordination Agreement”).

Amended and Restated Subordinated Loan Agreement

On December 30, 2011, the Borrower entered into an Amended and Restated Subordinated Loan Agreement (the “Amended and Restated Subordinated Loan Agreement”) with the Investors and NewSpring, in its capacity as collateral agent for the Investors (“Collateral Agent”), pursuant to which: (i) Peachtree provided an additional subordinated term loan in an original principal amount of $3.0 million (together with the existing subordinated term loan from NewSpring in the original principal amount of $10.0 million, the “Amended and Restated Subordinated Credit Facility”), (ii) NewSpring was appointed as collateral agent for the Investors, (iii) the Investors waived any event of default arising from (a) the Borrower failing to meet the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant (as set forth in the Subordinated Loan Agreement) for the trailing twelve months ending November 30, 2011 and (b) the Borrower failing to comply with the covenant in the Subordinated Loan Agreement prohibiting a Borrower name change without notice to, or the consent of, NewSpring, and (iv) the Investors agreed to make certain other amendments to the Subordinated Loan Agreement, including amending the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant to provide that the Registrant and its consolidated subsidiaries shall maintain as of the last business day of the fiscal quarter ending on February 28, 2012 and May 31, 2012, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA (as such terms are defined in the Amended and Restated Subordinated Loan Agreement) on a trailing twelve (12) months basis for such period, of not less 4.0 to 1.0 for the fiscal quarter ending on February 28, 2012 and of not less than 3.75 to 1.0 for the fiscal quarter ending on May 31, 2012.

The Amended and Restated Subordinated Loan Agreement contains certain customary affirmative and negative covenants, including, among other things: (i) affirmative covenants requiring the Borrower to provide certain financial statements and schedules to the Investors, maintain their legal existence, keep their collateral in good condition, and provide certain notices to the Investors; and (ii) negative covenants that provide for limitations on other indebtedness, liens, amendments of organizational documents, asset sales, capital expenditures, issuance of capital stock, investments, and transactions with affiliates.  The Amended and Restated Subordinated Loan Agreement also entitles the Investors to have up to two representatives attend every meeting of the Board of Directors of the Registrant until the date that the obligations of the Borrower under the Amended and Restated Subordinated Loan Agreement have been irrevocably paid in full and discharged, subject to certain exceptions relating to confidentiality and conflict of interest requirements.

The Amended and Restated Subordinated Loan Agreement also contains certain customary representations and warranties and events of default, including, among other things, failure to pay interest, principal or fees due under the Amended and Restated Subordinated Loan Agreement, any material inaccuracy of any representation and warranty, any default having occurred under any Senior Debt (as such term is defined in the Amended and Restated Subordinated Loan Agreement), and the occurrence of bankruptcy or other insolvency events.  Certain of the events of default are subject to exceptions and materiality qualifiers.  If an event of default shall occur and be continuing under the Amended and Restated Subordinated Loan Agreement, the Investors may, among other things, accelerate the maturity of the Amended and Restated Subordinated Credit Facility.

To secure the payment of the obligations under the Amended and Restated Subordinated Loan Agreement and the Warrants (as defined below), each of the Borrowers granted to Collateral Agent for the benefit of the Investors, a security interest in, and a lien upon, all of their respective interests in their respective assets, including goods, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, commercial tort claims and insurance claims and proceeds.  All such security interests and liens are subordinated to the security interests and liens of PNC and are subject to the terms of the Subordination Agreement.

In connection with the Amended and Restated Subordinated Credit Facility, on December 30, 2011, the Registrant issued to Peachtree the Peachtree Warrant, which allows Peachtree to purchase the number of shares of common stock of the Registrant, par value $0.01 (the “Common Stock”), equal to 1.5% of the Common Stock outstanding at the time of, and after giving effect to, the exercise of the Peachtree Warrant (based on the “treasury stock method” in accordance with the generally accepted accounting principles applicable in the United States of America and determined using the same principles, assumptions and estimates that are used by the Registrant in the preparation of its financial statements and assuming the exercise or conversion of all securities that are directly or indirectly exercisable for or convertible into Common Stock).  As of the date hereof, the Peachtree Warrant would be exercisable for 271,926 shares of Common Stock.  The exercise price for the Common Stock is $0.01 per share, which may be paid through a cashless exercise.  The Peachtree Warrant expires on December 30, 2021.

Also in connection with the Amended and Restated Subordinated Credit Facility, on December 30, 2011, the Registrant and NewSpring agreed to the terms of the Amended and Restated NewSpring Warrant.  The Amended and Restated NewSpring Warrant amended certain provisions of the NewSpring Warrant, including (i) providing that the number of shares of Common Stock purchasable upon exercise of the Amended and Restated NewSpring Warrant is determined after giving effect to the exercise of the Amended and Restated NewSpring Warrant (based on the “treasury stock method” in accordance with the generally accepted accounting principles applicable in the United States of America and determined using the same principles, assumptions and estimates that are used by the Registrant in the preparation of its financial statements and assuming the exercise or conversion of all securities that are directly or indirectly exercisable for or convertible into Common Stock); and (ii) amending the definition of “Repurchase Value” in the Amended and Restated NewSpring Warrant to match the definition of “Repurchase Value” in the Peachtree Warrant as set forth below.  The exercise price for the Common Stock is $0.01 per share, which may be paid through a cashless exercise.  The Amended and Restated NewSpring Warrant expires on August 15, 2021.

The Warrants provide for mandatory exercise by the Investors upon the occurrence of certain events including, among other events, the acquisition by any person or group of persons, other than the stockholders of the Registrant, of beneficial ownership of 50% or more of the voting securities of the Registrant and the consummation by the Registrant of the sale of substantially all of its assets to any person that is not controlled by, or under common control with, the Registrant.  The Warrants also grant the Investors the right to require the Registrant to repurchase the Warrants from the Investors in cash upon the earlier to occur of a Mandatory Prepayment Event (as defined in the Amended and Restated Subordinated Loan Agreement), the five year anniversary of the date of issuance of the Warrants and any optional prepayment of the Amended and Restated Subordinated Credit Facility that results in an aggregate of 50% or less of the original principal amount of the Subordinated Credit Facility remaining outstanding.  The repurchase price will be an amount equal to (i) a fraction, the numerator of which is the number of shares of Common Stock purchasable upon exercise of the Warrant that are requested to be repurchased and the denominator of which is the total number of then outstanding shares of Common Stock (assuming the conversion or exercise of all then outstanding securities convertible into, or exercisable for, shares of Common Stock, including the Warrants), multiplied by (ii) the Repurchase Value (as defined below), provided that if the Registrant consummates a Change of Control (as defined in the respective Warrants) on or before the closing date of the repurchase (or if, on or before the closing date of the repurchase, the Registrant has executed a definitive agreement contemplating a Change of Control that is scheduled to close within 60 days following the closing date of the repurchase) in which the aggregate amount payable at closing to the holders of the Common Stock (the “Transaction Value”) is less than the Repurchase Value, then the repurchase price payable by the Registrant to the Investor shall be based on the Transaction Value and not the Repurchase Value.

“Repurchase Value” means the greatest of (i) an amount equal to six times the Registrant’s Pro Forma Adjusted EBITDA (as defined in the Amended and Restated Subordinated Loan Agreement) for the 12-month period ended immediately prior to the date of the repurchase notice, (ii) an amount equal to the Market Value (as defined in the respective Warrants) of the total number of then outstanding shares of Common Stock of the Registrant (assuming the conversion or exercise of all then outstanding securities convertible into, or exercisable for, shares of Common Stock, including the Warrants) as determined by a recognized valuation firm mutually selected by the Registrant and the respective Investors, and (iii) an amount equal to six times the annual average of the Registrant’s Pro Forma Adjusted EBITDA for the 36-month period ended immediately prior to the date of the repurchase notice.

If the Registrant pays a dividend or makes a distribution on shares of the Common Stock while the Warrants are outstanding, then upon the exercise of either the Amended and Restated NewSpring Warrant or the Peachtree Warrant, the Registrant will pay or distribute to the registered holder of the Warrant, in addition to the number of shares of Common Stock purchased upon such exercise, the dividends or distributions that would have been paid to such registered holder if it had been the owner of record of such Shares on the date which the record holders of Common Stock entitled to such dividends or distributions were determined.  In addition, the Registrant is required under the Warrants to provide prior notice to the Investors if, at any time before the Warrants have been exercised in full, the Registrant effects certain specified corporate actions, including selecting a record date for dividends or distributions or effecting a reorganization, reclassification, consolidation, merger, dissolution, liquidation or winding up involving the Registrant.

On December 30, 2011, Emtec also entered into an Amended and Restated Investor Rights Agreement (the “Amended and Restated Investor Rights Agreement”) with the Investors to provide the Investors with certain rights with respect to the Common Stock that may be issued upon the exercise of the Warrants, including, among other things, certain co-sale rights and demand and piggyback registration rights.  The Amended and Restated Investor Rights Agreement also entitles each of the Investors to have one representative attend every meeting of the Board of Directors of the Emtec as long as the applicable Investor holds Registrable Securities (as defined in the Amended and Restated Investor Rights Agreement) representing 1.5% of the outstanding Equity Securities (as defined in the Amended and Restated Investor Rights Agreement) (assuming such Investor’s Warrant has been exercised) of Emtec, subject to certain exceptions relating to confidentiality and conflict of interest requirements.
RDGXBRLParseEnd

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).  In addition to historical information, this Quarterly Report on Form 10-Q contains our beliefs regarding future events and our future financial performance.  In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words.  You should be aware that those statements are only our predictions.  Actual events or results may differ materially.  We undertake no obligation to publicly release any revisions to forward-looking statements after the date of this report.  In evaluating those statements, you should specifically consider various factors, including the risk factors discussed in our Annual Report on Form 10-K for the year ended August 31, 2011 and other reports or documents that we file from time to time with the SEC.  All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

Consolidated Statements of Income for the Three Months Ended November 30, 2011 compared with the Three Months Ended November 30, 2010.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended November 30,
	2011	2010	Change	%
Revenues
Procurement services	$46,416	$60,180	$(13,764)	(22.9)%
Consulting and outsourcing	25,614	16,689	8,925	53.5%
Total Revenues	72,030	76,869	(4,839)	(6.3)%

Cost of Revenues
Cost of procurement services	40,655	54,179	(13,524)	(25.0)%
Cost of consulting and outsourcing	19,479	12,143	7,336	60.4%
Total Cost of Revenues	60,134	66,322	(6,188)	(9.3)%

Gross Profit
Procurement services	5,761	6,001	(240)	(4.0)%
Procurement services %	12.4%	10.0%

Consulting and outsourcing	6,135	4,546	1,589	35.0%
Consulting and outsourcing %	24.0%	27.2%

Total Gross Profit	11,896	10,547	1,349	12.8%
Total Gross Profit %	16.5%	13.7%

Operating expenses:
Selling, general, and administrative expenses	9,573	8,199	1,374	16.8%
Stock-based compensation	160	145	15	10.5%
Warrant liability adjustment	(608)	26	(634)	(2438.3)%
Depreciation and amortization	1,360	704	656	93.2%
Total operating expenses	10,485	9,074	1,411	15.5%
Percent of revenues	14.6%	11.8%

Operating income	1,411	1,473	(62)	(4.2)%
Percent of revenues	2.0%	1.9%

Other expense (income):
Interest income – other	(62)	(3)	(59)	(1966.7)%
Interest expense	835	118	717	607.6%
Other	(2)	16	(18)	(112.5)%

Income before income tax expense	640	1,342	(702)	(52.3)%
Income tax expense	185	613	(428)	(69.8)%
Net income	$455	$729	$(274)	(37.6)%
Percent of revenues	0.6%	0.9%

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

We measure our selling costs as a percentage of gross profits, and sales compensation for the associates of the Company is derived from gross profit.  We expect that our growth will lead to selling costs increasing, but as our revenues grow we expect our selling costs to grow less quickly than our gross profit, thereby decreasing selling costs as a percentage of total gross profits.  As we grow, we expect that our general and administrative costs will decrease as a percentage of revenue.  In the past, we have invested, from time to time, in additional general and administrative costs in order to be able to grow our revenue more quickly based on market conditions.  In addition, we may experience an increase in our overall selling, general and administrative costs prior to being able to reduce some of the costs (for example, after an acquisition, we may not experience overhead synergies for a 12 month period post-acquisition).

Due to our recent implementation of our ERP system, and as we grow our consulting and outsourcing revenues, we expect to focus increasingly on measures such as average billing rates, utilization rates, hours billed and hourly consulting costs.  While we do not publicly report these metrics, we analyze these figures to monitor trends which will enable us to make more effective decisions.  We are improving our internal systems in order to be able to provide these metrics more quickly to our management.

We currently categorize our revenues and costs of sales into “Procurement Services” and “Consulting and Outsourcing” which was previously referred to as “Services and Consulting” in our previous filings.  We have made these categorizations in order to analyze our growth in IT professional services as a percentage of overall revenues.  We have divided our business into two segments: ESI and EGS.  ESI provides clients with a wide variety of services including outsourced consulting application services and infrastructure consulting and outsourcing.  EGS provides clients the opportunity to take advantage of our consulting resources and offshore resources when they are not specifically looking for us to manage their project.

For the three months ended November 30, 2011 compared with the three months ended November 30, 2010, total revenues decreased by $4.9 million.  However, total gross profit increased by $1.3 million and overall gross profit margin increased from 13.7% for the three months ended November 30, 2010 to 16.5% for the three months ended November 30, 2011. This increase is consistent with our strategy of shifting our revenues to a higher margin consulting and outsourcing revenue.

We discuss the results of each segment below.

Results of Operations -ESI

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the three months ended November 30, 2011 and 2010.

ESI
STATEMENTS OF INCOME
(In thousands)

	Three Months Ended November 30,
	2011	2010	Change	%
Revenues
Procurement services	$46,416	$60,180	$(13,764)	(22.9)%
Consulting and outsourcing	18,496	$9,165	9,331	101.8%
Total Revenues	64,912	69,345	(4,433)	(6.4)%

Cost of Revenues
Cost of procurement services	40,655	54,179	(13,524)	(25.0)%
Cost of consulting and outsourcing	13,138	5,955	7,183	120.6%
Total Cost of Revenues	53,793	60,134	(6,341)	(10.5)%

Gross Profit
Procurement services	5,761	6,001	(240)	(4.0)%
Procurement services %	12.4%	10.0%

Consulting and outsourcing	5,358	3,210	2,148	66.9%
Consulting and outsourcing %	29.0%	35.0%

Total Gross Profit	11,119	9,211	1,908	20.7%
Total Gross Profit %	17.1%	13.3%

Operating expenses:
Selling, general, and administrative expenses	8,817	7,178	1,639	22.8%
Stock-based compensation	160	145	15	10.5%
Warrant liability adjustment	(608)	26	(634)	(2438.3)%
Depreciation and amortization	1,132	475	657	138.3%
Total operating expenses	9,501	7,824	1,677	21.4%
Percent of revenues	14.6%	11.3%

Operating income	1,618	1,387	231	16.7%
Percent of revenues	2.5%	2.0%

Other expense (income):
Interest income – other	(62)	(3)	(59)	(1966.7)%
Interest expense	781	65	716	1101.5%
Other	(1)	16	(17)	(106.3)%

Income before income tax expense	900	1,309	(409)	(31.2)%
Income tax expense	155	555	(400)	(72.1)%
Net income	$745	$754	$(9)	(1.2)%
Percent of revenues	1.1%	1.1%

Comparison of the Three Months Ended November 30, 2011 and 2010 - ESI

Revenues - ESI

Our ESI division’s total revenues decreased $4.4 million, or 6.4%, to $64.9 million for the three months ended November 30, 2011, compared to $69.3 million for the three months ended November 30, 2010.  Our ESI division’s total revenue includes revenues from the Company’s historical business, which we refer to as the Systems Division, KOAN-IT, the assets of EMS, SDI, Dinero, which was acquired on February 3, 2011, Covelix, which was acquired on March 1, 2011, and Emerging, which was acquired on August 15, 2011.  The decrease in ESI revenue is primarily a result of reduced procurement sales, which was partially offset by increases in revenue from the consulting and outsourcing revenue.  Without the impact of the fiscal 2011 acquisitions, ESI’s revenue would have decreased $13.0 million, or 18.8%, to $56.3 million for the three months ended November 30, 2011, compared to $69.3 million for the three months ended November 30, 2010.

Procurement services revenue decreased $13.8 million, or 22.9%, to $46.4 million for the three months ended November 30, 2011, compared to $60.2 million for the three months ended November 30, 2010. The majority of the procurement sales decline can be attributed to timing delays in one of our education clients from placing projects on hold in anticipation of the renewal of the new tax referendum which passed in November, as well as timing delays with our other education clients due to budgetary issues. In addition, procurement sales were affected by a supply constraint stemming timing from two separate factors, a condensed ordering cycle by the federal government in September as funds were released, and a component shortage due to flooding in Thailand.

Consulting and outsourcing revenue increased $9.3 million, or 101.8%, to $18.5 million for the three months ended November 30, 2011, compared to $9.2 million for the three months ended November 30, 2010.  This increase is primarily attributable to the fiscal 2011 acquisitions and an increase in commercial revenue and offset by a decline in our projected revenue to our education clients placing projects on hold in anticipation of a new tax referendum which passed in November.

Our ESI division’s revenues, by client type, are comprised of the following (in thousands):

	For the Three Months Ended
	November 30, 2011		November 30, 2010
Departments of the U.S. Government	$42,289	65.1%	$46,240	66.7%
Canadian Government Agencies	454	0.7%	917	1.3%
State and Local Governments	1,659	2.6%	714	1.0%
Commercial Companies	13,760	21.2%	5,893	8.5%
Education and other	6,750	10.4%	15,581	22.5%
Total Revenues	$64,912	100.0%	$69,345	100.0%

During the quarters ended November 30, 2011 and 2010, U.S. governmental department and agency related revenues represented approximately 65.1% and 66.7% of total ESI revenues, respectively.  Revenues are diversified over a number of U.S. governmental departments and agencies.  Revenues from civilian and military U.S. governmental departments and agencies decreased by approximately $3.9 million, or 8.5%, to $42.3 million during the three months ended November 30, 2011 compared to $46.2 million for the three months ended November 30, 2010.  The decrease is related to a supply constraint timing from two separate factors, a condensed ordering cycle by the federal government in September as funds were released and a component shortage due to flooding in Thailand.

During the quarters ended November 30, 2011 and 2010, revenues from commercial clients represented approximately 21.2% and 8.5%, respectively.  This increase is primarily related to the fiscal 2011 acquisitions as well as several new multiyear contracts which the Company won in the first quarter.

During the three months ended November 30, 2011, revenues from our education business decreased by approximately $8.8 million compared with the three months ended November 30, 2010 decrease can be attributed to timing delays in one of our education clients from placing projects on hold in anticipation of a renewal of a new tax referendum which passed in November as well as timing delays with other education clients due to budgetary issues.

Gross Profit - ESI

Aggregate gross profit for our ESI division increased $1.9 million, or 20.7%, to $11.1 million for the three months ended November 30, 2011 as compared to $9.2 million for the three months ended November 30, 2011.  This increase is primarily related to the to higher margin consulting and outsourcing revenues associated with the fiscal 2011 acquisitions.  However, this increase was partially offset by a decrease of $240,000 in our procurement services gross profit for the three months November 30, 2011 as compared to the three months ended November 30, 2010.

Measured as a percentage of revenues, the gross profit margin for our ESI division increased to 17.1% of our ESI division’s revenues for the three months ended November 30, 2011 from 13.3% for the three months ended November 30, 2010.  This can be attributed to a shift by the Company to higher margin consulting and outsourcing revenue.

Selling, General and Administrative Expenses - ESI

Corporate expenses are primarily recorded in our ESI segment.  Selling, general and administrative expenses for our ESI division increased by $1.6 million, or 22.7% to $8.8 million for the three months ended November 30, 2011, compared to $7.2 million for the three months ended November 30, 2010.

Our ESI division’s selling, general and administrative expenses includes selling, general and administrative expenses from the Systems Division, KOAN-IT, and SDI, Dinero, Covelix and Emerging. Excluding the effect of the acquisitions of Dinero, Covelix, and Emerging selling, general, and administrative expenses decreased by approximately $600,000 as a result of the expense reduction initiative in the fourth quarter.

Stock-Based Compensation

Stock-based compensation for our ESI division increased by $15,000, or 10.5% to $160,000 for the three months ended November 30, 2011, compared to $145,000 for the three months ended November 30, 2010.  The increase was related to shares which have been awarded to management as a portion of their compensation which vested over the year.

Warrant Liability Adjustment

Warrant liability adjustment for our ESI division was a credit of $608,000 for the three months ended November 30, 2011 as compared to a charge of $26,000 for the three months ended November 30, 2010.  This expense relates to the stock warrants issued to our majority stockholder in August 2010 as well as the stock warrant issued in connection with the subordinated debt financing in August 2011. These warrants will be “marked-to-market” each reporting period, which can result in fluctuations in income or expense in future periods related to this non-cash credit or charge.

Depreciation and Amortization - ESI

Depreciation and amortization expense for our ESI division increased by 138.3%, or $657,000, to $1.1 million for the three months ended November 30, 2011, compared to $475,000 for the three months ended November 30, 2010.  The increase for the three months ended November 30, 2010 is attributable to the amortization of intangible assets in connection with the fiscal 2011 acquisitions and the installation of the Company’s new ERP system in the fourth quarter of fiscal 2011.

Operating Income - ESI

Operating income for our ESI division for the three months ended November 30, 2011 increased by 16.7%, or $231,000, to $1.6 million, compared to operating income of $1.4 million for the quarter ended November 30, 2010.  This increase in operating income is mainly attributable to an increase in Gross Profit as described above, partially offset by an overall increase in operating expenses as discussed in Selling, General and Administrative Expenses, Stock-Based Compensation and Warrant Liability Adjustment described above.

Interest expense - ESI

Interest expense for the ESI division increased $716,000 to $781,000 for the three months ended November 30, 2011, compared to $65,000 for the three months ended November 30, 2010.  This increase is attributable to interest on the subordinated debt and increased borrowings on our credit facility.

Provision for income taxes - ESI

We recorded income tax expense of $155,000 for the three months ended November 30, 2011 as compared to $555,000 for the three months ended November 30, 2010.  The effective tax rate was 17.5% for the three months ended November 30, 2011 as compared to 42.4% for the three months ended November 30, 2010.  The lower effective tax rate in the three months ended November 30, 2011 was primarily the result of the effect of permanent differences from the warrant liability adjustment and meals and entertainment expenses.

Results of Operations – EGS

Our business model in EGS is currently being refined.  Previously, the organization operated by training consultants and staffing them with various clients, or recruiting consultants and placing them at various clients.  We have changed the model during fiscal 2011 so that the consultants are now a pool of resources for our existing clients across the organization.  We will sell our services with sales representatives across the vertical sectors that will allow our clients to choose whether to engage us on a project, retain one of our consultants on their projects or use our offshore resources to meet their needs.  During this transition, we will continue to place some of our consultants with clients using the historical model in order to ensure they are utilized.  However, we intend to reduce our dependence on intermediary staffing vendors and increase our direct sales to our clients.  Therefore, since these consultants are being placed directly with our clients, we expect the revenues to potentially be recorded in our other segment, ESI, where previously they were recorded in EGS.  For example, on one of our projects we are using consultants from the EGS division.  Historically, this revenue would be recorded in EGS, but now it will be recorded as an ESI commercial client.  The only revenue which will remain with EGS is that revenue associated with selling our services through third parties, which we expect will decline over time.  This is especially true with our business analyst and quality assurance consultants.  Accordingly, making revenue comparisons related to EGS between pre-transition and post-transition years may be difficult given the changes in where revenue is recorded.  However, the impact of the changes to EGS and ESI revenues during this transition period is immaterial for the three months ended November 30, 2011 and 2010.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the three months ended November 30, 2011 and 2010.

The financial information of EGS for the three months ended November 30, 2010 includes the accounts and transactions of Luceo, eBAS/Aveeva, and SARK.  However, for the three months ended November 30, 2011, the financial information of EGS includes the accounts of only Luceo and eBAS/Aveeva.  In the fourth quarter of fiscal 2011 and as part of our cost reduction initiative previously discussed, we closed our Mumbai, India office, which was the location of our SARK acquisition and relocated certain employees and operations to our Pune, India office.

EGS
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended November 30,
	2011	2010	Change	%
Revenues
Procurement services			$-	#DIV/0!
Consulting and outsourcing	$7,118	$7,524	$(406)	(5.4)%
Total Revenues	7,118	7,524	(406)	(5.4)%

Cost of Revenues
Cost of consulting and outsourcing	6,341	6,188	153	2.5%
Total Cost of Revenues	6,341	6,188	153	2.5%

Gross Profit

Consulting and outsourcing	777	1,336	(559)	(41.8)%
Consulting and outsourcing %	10.9%	17.8%

Total Gross Profit	777	1,336	(559)	(41.8)%
Total Gross Profit %	10.9%	17.8%

Operating expenses:
Selling, general, and administrative expenses	756	1,021	(265)	(26.0)%
Depreciation and amortization	228	229	(1)	(0.4)%
Total operating expenses	984	1,250	(266)	(21.3)%
Percent of revenues	13.8%	16.6%

Operating income (loss)	(207)	86	(293)	(340.7)%
Percent of revenues	(2.9)%	1.1%

Other expense (income):
Interest income – other	-	-	-	N/A
Interest expense	54	53	1	1.9%
Other	(1)	-	(1)	N/A

Income (loss) before income tax expense	(260)	33	(293)	(887.9)%
Income tax expense	30	58	(28)	(48.3)%
Net income (loss)	$(290)	$(25)	$(265)	1060.0%
Percent of revenues	(4.1)%	(0.3)%

Comparison of the Three Months Ended November 30, 2011 and 2010 - EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  Our EGS division’s total revenues decreased approximately $406,000, or 5.4%, to $7.1 million for the three months ended November 30, 2011, compared to $7.5 million for the three months ended November 30, 2011.  For the three months ended November 30, 2011, we experienced a decrease in revenue of approximately $1.0 million in our Business Analysis and Quality Assurance practice.  As previously mentioned, we have changed the model in this business to increase direct placements and therefore we have experienced some turnover in our sales teams.  However, this decrease was partially offset by an increase in our ERP and Application Development practice of approximately $600,000 for the three months ended November 30, 2011.

Gross Profit - EGS

Our EGS division’s gross profit decreased $559,000, or 41.8%, to $777,000 for the three months ended November 30, 2011, compared to $1.3 million for the three months ended November 30, 2010.  We believe this decrease is related to the revenue decrease experienced by our Business Analysis and Quality Assurance practice as discussed above as well as a change in the consultants’ compensation plan which the Company decided to implement in conjunction with the change in the business model discussed above.

Measured as percentages of revenues, the gross profit margin for our EGS division decreased to 10.9% of our EGS division’s revenues for the three months ended November 30, 2011 from 17.8% for the three months ended November 30, 2010.  We believe this decrease is mainly due to the increases in salaries and benefits related to our consultants in connection with a change to their compensation plan during the second of fiscal 2011.

Selling, General and Administrative Expenses - EGS

Our EGS division’s selling, general and administrative expenses decreased $265,000, or 26%, to $756,000 for the three months ended November 30, 2011, compared to $1.0 million for the three months ended November 30, 2011.  The decrease is primarily related to the cost reduction program undertaken by the Company during the fourth quarter of fiscal 2011 as discussed above.

Depreciation and Amortization - EGS

Our EGS division’s depreciation and amortization expense for the three months ended November 30, 2011 and 2010 remained constant at $228,000 and $229,000, respectively.

Operating income (loss) - EGS

Operating income for our EGS division for the three months ended November 30, 2011 decreased by 340.7%, or $293,000, to an operating loss of $207,000, compared to operating income of $86,000 for the three months ended November 30, 2010.  This decrease in operating income is mainly due to a decrease in services and consulting revenue as discussed in the Revenue and Gross Profit sections above and offset by decreases in Selling, General and Administrative Expenses also discussed above.

Interest expense - EGS

Our EGS division’s interest expense for the three months ended November 30, 2011 and 2010 remained constant at $54,000 and $53,000, respectively.

Provision for income taxes - EGS

We recorded an income tax expense of $30,000 for the three months ended November 30, 2011 as compared to $58,000 for the three months ended November 30, 2010.  For the three months ended November 30, 2011, we had a pre-tax loss of $260,000, yet had tax expense of $30,000.  This was the result of the main operations of EGS being conducted in states that tax our consolidated results of operations which generated pre-tax income of $640,000 rather than just the results of operations of EGS, which generated a pre-tax loss.

Recently Issued Accounting Standards

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements, which amends Accounting Standards Codification (“ASC”) Topic 605 Revenue Recognition to permit companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of this ASU has not had a material impact on the Company’s financial position, results of operation or cash flows.

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

Intangibles – Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods.  The adoption of this guidance may expand existing disclosure requirements, which the Company is currently evaluating.

Liquidity and Capital Resources

The Company incurred a significant operating loss in fiscal 2011. In addition, the Company had working capital deficits at  November 30, 2011  and August 31, 2011, and is dependent on its line of credit to finance working capital needs. The U.S. government agencies we service have been slow in making payments of our procurement sales. This delay in payments has caused the Company to experience large working capital fluctuations during the periods of peak government deliveries, and increased working capital requirements during these periods. As a result, at times we need to pay our vendors more quickly then we receive payments from the government which leads to increases in our borrowing under the line of credit and a loss of liquidity. Management has taken steps to improve the liquidity by increasing the long term borrowings over short term borrowings (we obtained subordinated financing of $10 million in the fourth quarter of 2011 of which $2 million was used to pay down short term borrowings under the line and $3 million in December 2011 of which $2.5 million was used to pay down the line.) In addition, management is taking further steps to improve the collection process with the government clients, however there can be no guarantee the efforts will be successful. In addition, the fiscal 2011 loss can be attributed primarily to reduced procurement revenues from the federal business associated with the federal debt and budget crisis in 2011. We have managed our liquidity during this time through a cost reduction initiative that we implemented in the fourth quarter of 2011 and which is continuing into fiscal year 2012. In addition, we obtained subordinated financing of $10 million in the fourth quarter of 2011 and $3 million in December 2011.

The Company believes that its existing resources coupled with available borrowings under its credit facility, the annualized cost savings from the cost reduction initiative described above and its budgeted cash flow from operations will provide sufficient liquidity for at least the next 12 months.

Net cash used in operations was $4.5 million for the three months ended November 30, 2011 as compared to net cash used in operations of $3.5 million for the three months ended November 30, 2010.  Although we generated net income for the three months ended November 30, 2011, it was offset by increased accounts receivable and inventories at November 30, 2011.

Purchases of property and equipment for the three months ended November 30, 2011 and 2010 were $336,000 and $312,000, respectively.  The purchases for the three months ended November 30, 2011 and 2010 related primarily to the purchase of computer equipment for internal use and furniture and fixtures.

Net cash from financing activities for the three months ended November, 30, 2011 and 2010 was $3.8 million and $3.4 million, respectively, and was related to increased borrowings on our Credit Facility associated with increased product purchases in our federal business.

We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit.  Cash at November 30, 2011 of $2.7 million represented an decrease of approximately $1.3 million from cash of $4.0 million at August 31, 2011.

Credit Facility

Borrowings under our line of credit increased $3.7 million to $20.9 million at November 30, 2011 from $17.2 million at August 31, 2011.  Net availability was $4.0 million and $4.9 million under the revolving portion of the DLL Credit Facility as of November 30, 2011 and August 31, 2011, respectively.  Availability as of December 31, 2011 under the PNC Credit Facility was $3.4 million.

As of November 30, 2011, the Company, and its direct and indirect domestic subsidiaries Emtec, Inc., a New Jersey corporation, Emtec Viasub LLC, a Delaware limited liability company, Emtec Federal, Inc., a New Jersey corporation, Emtec Global Services LLC, a Delaware limited liability company (“Emtec Global Services”), Luceo, Inc., an Illinois corporation, eBusiness Application Solutions, Inc.AS, a New Jersey corporation, Aveeva, Inc., a Delaware corporation, Secure Data, Inc., a Delaware corporation, Emtec Infrastructure Services Corporation, a Delaware corporation, KOAN-IT (US) Corp., a Delaware corporation, Covelix, Inc., a Delaware corporation (“Covelix”), Dinero Solutions, LLC, a Georgia limited liability company, and Gnuco, LLC (d/b/a Emerging Solutions LLC), a Delaware limited liability company (“Emerging Solutions”) (collectively, the “Borrower”), were party to a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (“DLL”) pursuant to which DLL provided the Borrower with a revolving credit loan and floorplan loan (the “DLL Credit Facility”).  The DLL Credit Facility provided for aggregate borrowings of the lesser of $35.0 million or 85% of the Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by DLL and 40% of all other unsold inventory.  The floorplan loan portion of the DLL Credit Facility allowed for the purchase of inventory from approved vendors and for other business purposes. Borrowings under the DLL Credit Facility bore interest at an annual rate equal to the three month (90 day) LIBOR rate plus 3.25% for the revolving credit loans.

As of November 30, 2011, EIS-Canada was party to a Loan Agreement (the “Canadian Loan Agreement”) with De Lage Landen Financial Services Canada Inc. (“DLL Canada”) pursuant to which DLL Canada provided EIS-Canada with a revolving credit line of C$5 million (the “Canadian Credit Facility”).  Borrowings under the Canadian Credit Facility bore interest at an annual rate equal to the rate of interest announced by The Toronto-Dominion Bank as the Canadian prime rate plus 1.75% for revolving credit loans.

The Company had balances of $20.9 million and $17.2 million outstanding under the revolving portion of the DLL Credit Facility, and balances of $8.0 million and $1.0 million (included in the Company’s accounts payable) outstanding plus $2.1 million and $2.2 million in open approvals under the floorplan portion of the DLL Credit Facility at November 30, 2011 and August 31, 2011, respectively.  Net availability was $4.0 million and $4.9 million under the revolving portion of the DLL Credit Facility as of November 30, 2011 and August 31, 2011, respectively.

On December 30, 2011, the Borrower entered into a Revolving Credit and Security Agreement with PNC Bank (the “PNC Loan Agreement”) to refinance the DLL Credit Facilty and the Canadian Credit Facility.  The PNC Loan Agreement provides for a senior secured revolving credit facility in an amount not to exceed (i) $30.0 million for each period from February 1 through August 31 during the term of the facility and (ii) $45.0 million for each period from September 1 through January 31 during the term of the facility (the “PNC Credit Facility”).  The PNC Credit Facility also includes a $7.0 million sublimit for the issuance of letters of credit.

Subordinated Debt

On August 15, 2011, the Borrower entered into a Subordinated Loan Agreement (the “Subordinated Loan Agreement”) with NewSpring SBIC Mezzanine Capital II, L.P., a Delaware limited partnership (“NewSpring”).  The Subordinated Loan Agreement provides for a subordinated term loan in an original principal amount of $10.0 million (the “Subordinated Credit Facility”).  The proceeds of the Subordinated Credit Facility were used to pay a portion of the purchase price for the acquisition of Emerging, to pay down a portion of the amount outstanding under the DLL Credit Facility and to pay related costs and expenses.  The Subordinated Credit Facility’s scheduled maturity date is August 15, 2016.

Borrowings under the Subordinated Loan Agreement will bear regular interest at a rate equal to 12.0% per annum on the outstanding principal amount.  Accrued and unpaid regular interest is payable on the last business day of each fiscal quarter beginning with November 30, 2011.  Borrowings under the Subordinated Loan Agreement will bear additional interest at a rate equal to 2.0% per annum and this accrued and unpaid additional interest of 2.0% can be, at the Borrower’s option, paid in cash or added to the principal amount outstanding on the last business day of each fiscal quarter beginning with November 30, 2011.

As of November 30, 2011, the Company determined that it was not in compliance with the total funded senior debt to pro forma adjusted EBITDA ratio covenant under the Subordinated Loan Agreement. However, the Company was granted a waiver from NewSpring for compliance with this covenant for the quarter ended November 30, 2011.

On December 30, 2011, the Borrower entered into an Amended and Restated Subordinated Loan Agreement pursuant to which Peachtree II, L.P. (“Peachtree” and, together with NewSpring, the “Investors”) provided an additional subordinated term loan in the amount of $3.0 million.  The obligations of the Borrower under the Amended and Restated Subordinated Loan Agreement are secured by a security interest in, and a lien upon, all of the respective Borrowers’ interests in their respective assets, including goods, accounts, chattel paper, instruments, deposit accounts, documents, general intangibles, letter of credits rights, commercial tort claims and insurance claims and proceeds, and are subordinated to borrowings under the PNC Credit Facility.

The Amended and Restated Subordinated Loan Agreement contains certain customary affirmative and negative covenants, including, among other things: (i) affirmative covenants requiring the Borrower to provide certain financial statements and schedules to the Investors, maintain their legal existence, keep their collateral in good condition, and provide certain notices to the Investors; and (ii) negative covenants that provide for limitations on other indebtedness, liens, amendments of organizational documents, asset sales, capital expenditures, issuance of capital stock, investments, and transactions with affiliates.  The Amended and Restated Subordinated Loan Agreement also entitles the Investors to have up to two representatives attend every meeting of the Board of Directors of the Registrant until the date that the obligations of the Borrower under the Amended and Restated Subordinated Loan Agreement have been irrevocably paid in full and discharged, subject to certain exceptions relating to confidentiality and conflict of interest requirements.

The Amended and Restated Subordinated Loan Agreement also contains certain customary representations and warranties and events of default, including, among other things, failure to pay interest, principal or fees due under the Amended and Restated Subordinated Loan Agreement, any material inaccuracy of any representation and warranty, any default having occurred under any Senior Debt (as such term is defined in the Amended and Restated Subordinated Loan Agreement), and the occurrence of bankruptcy or other insolvency events.  Certain of the events of default are subject to exceptions and materiality qualifiers.  If an event of default shall occur and be continuing under the Amended and Restated Subordinated Loan Agreement, the Investors may, among other things, accelerate the maturity of the Amended and Restated Subordinated Credit Facility.

Open Credit Terms

As of November 30, 2011, we had open credit terms with our primary trade vendors, including aggregators and manufacturers, of approximately $31.0 million with outstanding principal of approximately $19.1 million.  Under these credit lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice.  These credit lines could be reduced or eliminated without notice and this action could have a material adverse affect on our business, result of operations and financial condition.

Liquidity

We anticipate that our primary sources of liquidity in fiscal year 2012 will be cash generated from working capital management, operations, trade vendor credit and cash available to us under the PNC Credit Facility.  Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues.  Any loss of clients, whether due to price competition or technological advances, will have an adverse effect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses.

We have no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States.  The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The SEC has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations.  Based on this definition, our most critical policies include revenue recognition, business combinations, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, rebates and income taxes.

Revenue Recognition

We are an IT Services provider delivering consulting, staffing, application services and infrastructure solutions to commercial, education, federal, state and local government clients.  Our specific practices include IT consulting, communications, data management, enterprise computing, managed services, business service management solutions, training, storage and data center planning and development and staff augmentation solutions.

It is impracticable for us to report the revenues from external customers for each of our products and services or each group of similar products and services offered.  Our revenue recognition policy is as follows:

We recognize revenue from the sales of products when risk of loss and title passes, which is upon client acceptance.

Product revenue represents sales of computer hardware and pre-packaged software.  These arrangements often include software installations, configurations and imaging, along with delivery and set-up of hardware.  We follow the criteria contained in ASC Topic 605-25 Revenue Recognition, Multiple-Element Arrangement in recognizing revenue associated with these transactions.  We perform software installations, configurations and imaging services at our locations prior to the delivery of the product.  Some client arrangements include “set-up” services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at client workstations by plugging in all necessary connections.  This service is usually performed the same day as delivery.  Revenue is recognized on the date of acceptance, except as follows:

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

•
There are occasions when a client requests a transaction on a “bill and hold” basis.  We follow the ASC Topic 605-25 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of ASC Topic 605-25 are met.  We do not modify our normal billing and credit terms for these clients.  The client is invoiced at the date of revenue recognition when all of the criteria have been met.  As of November 30, 2011 and 2010, we did not have any bill and hold transactions.

•
We have experienced minimal client returns.  Since some eligible products must be returned to us within 30 days from the date of the invoice, we reduce the product revenue and cost of goods in each accounting period based on the actual returns that occurred in the next 30 days after the close of the accounting period.

Revenue from the sale of warranties and support service contracts is recognized on a straight-line basis over the term of the contract, in accordance with ASC Topic 605-20 Revenue Recognition, Services.

We recognize revenue from sale arrangements that contain both procurement revenue and services and consulting revenue in accordance with ASC Topic 605-25 based on the relative fair value of the individual components.  The relative fair value of individual components is based on historical sales of the components sold separately.

Revenues from the sale of third party manufacturer warranties and manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the client are recognized immediately on their contract sale date.  Manufacturer support service contracts contain cancellation privileges that allow our clients to terminate a contract with 90 days’ written notice.  In this event, the client is entitled to a pro-rated refund based on the remaining term of the contract, and we would owe the manufacturer a pro-rated refund of the cost of the contract.  However, we have experienced no client cancellations of any significance during our most recent 3-year history and we do not expect cancellations of any significance in the future.  As the Company is not obligated to perform these services, we determined it is more appropriate to recognize the net amount of the revenue and related payments as net revenue at the time of sale, pursuant to the guidelines of ASC Topic 605-45 Revenue Recognition, Principal Agent Considerations.

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

Business Combinations

The Company follows applicable sections of ASC Topic 805 Business Combinations, which address accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method).  Among the significant changes, this standard requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded as general and administrative expense.  This standard also requires costs for business restructuring and exit activities related to the acquired company to be included in the post-combination financial results of operations and also provides guidance for the recognition and measurement of contingent assets and liabilities in a business combination.

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

Long-Lived Assets

Long-lived assets, including definite long-lived intangible assets and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC Topic 350 Intangibles- Goodwill and Other and FASB ASC Topic 360 Property, Plant and Equipment.   Recoverability of definite-lived intangible assets and long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Goodwill and Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with ASC Topic 350 Intangibles - Goodwill and Other, goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company has set an annual impairment testing date of June 1.  The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount.  Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC Topic 805 Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  The Company’s policy is to perform its annual impairment testing for all reporting units as of June 1.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC Topic 350 Intangibles -Goodwill and Other.  Recoverability of indefinite-lived intangible assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Rebates

Rebates received on purchased products are recorded in the accompanying consolidated statements of operations as a reduction of the cost of revenues, in accordance with ASC Topic 605-50 Revenue Recognition, Customer Payments and Incentives.

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

Item 4.   Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2011.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer were appropriate to allow timely decisions regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  (Reserved and Removed)

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

Exhibit 10.1 – Sixth Amendment to Loan and Security Agreement and Schedule to Loan and Security Agreement, dated October 26, 2011.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated January 17, 2012.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated January 17, 2012.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated January 17, 2012.

Exhibit 32.2 - Section 1350 Certificate of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated January 17, 2012.

101.INS** XBRL Instance

101.SCH** XBRL Taxonomy Extension Schema

101.CAL** XBRL Taxonomy Extension Calculation

101.DEF** XBRL Taxonomy Extension Definition

101.LAB** XBRL Taxonomy Extension Labels

101.PRE** XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date: January 17, 2012