Form 10-Q
period 2012-02-29
EMTEC INC/NJ
filed 2012-04-16
CIK 5117

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

  As of April 4, 2012, there were outstanding 17,623,937 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 29, 2012

Table of Contents

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share and Share Data)

	February 29, 2012
	(Unaudited)	August 31, 2011
Assets
Current Assets
Cash	$3,870	$4,039
Receivables:
Trade, net of allowance for doubtful accounts	26,420	31,196
Other	2,366	2,223
Inventories, net	993	1,339
Prepaid expenses and other	3,202	3,440
Deferred tax asset - current	1,318	1,142
Total current assets	38,169	43,379
Property and equipment, net	4,038	4,284
Intangible assets, net	16,462	18,406
Goodwill	18,518	18,609
Deferred tax asset- long term	907	839
Other assets	1,845	1,090
Total assets	$79,939	$86,607
Liabilities, Put Options and Stockholders' Equity
Current Liabilities
Line of credit	$15,839	$17,222
Current portion of capital lease obligation	134	245
Accounts payable	15,599	17,847
Warrant liability	1,975	1,452
Income taxes payable	244	310
Accrued liabilities	9,436	12,095
Due to former stockholders of acquired companies	-	727
Customer deposits	5	34
Current portion earn-out liabilities	2,003	1,616
Deferred revenue	1,790	2,113
Total current liabilities	47,025	53,661
Deferred tax liability	2,908	3,752
Earn-out liabilities, net of current portion	3,217	3,148
Put option and restricted stock liability in connection with acquisition of Dinero	156	98
Capital lease obligation, net of current portion	188	189
Subordinated debt, net of original issue discount	12,495	9,520
Accrued liabilities	162	163
Total liabilities	66,151	70,531
Commitments and contingencies (Note 13)
Put options in connection with SDI, Covelix and Emerging acquisitions	2,166	2,166
Stockholders' Equity
Common stock $0.01 par value; 30,000,000 shares authorized; 17,623,937 and 17,619,813 shares issued and outstanding at February 29, 2012 and August 31, 2011, repectively.	177	177
Additional paid-in capital	16,771	16,589
Accumulated deficit	(5,377)	(3,093)
Accumulated other comprehensive income	51	237
Total stockholders' equity	11,622	13,910
Total liabilities, put options and stockholders' equity	$79,939	$86,607

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except per Share and Share Data)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Revenues
Procurement services	$22,556	$28,557	$68,972	$88,737
Consulting and outsourcing	25,169	17,573	50,783	34,262
Total Revenues	47,725	46,130	119,755	122,999
Cost of Revenues
Cost of procurement services	19,653	25,583	60,308	79,762
Cost of consulting and outsourcing	19,591	12,797	39,070	24,941
Total Cost of Revenues	39,244	38,380	99,378	104,703
Gross Profit
Procurement services	2,903	2,974	8,664	8,975
Consulting and outsourcing	5,578	4,776	11,713	9,321
Total Gross Profit	8,481	7,750	20,377	18,296
Operating expenses:
Selling, general, and administrative expenses	8,786	7,970	18,192	16,169
Stock-based compensation	79	148	240	293
Warrant liability adjustment	1,059	(455)	451	(429)
Earnout liability adjustment	288	-	456	-
Depreciation and amortization	1,320	736	2,681	1,440
Total operating expenses	11,532	8,399	22,020	17,473
Operating income (loss)	(3,051)	(649)	(1,643)	823
Other expense (income):
Interest income – other	(17)	(5)	(79)	(8)
Interest expense	799	219	1,634	337
Other	(1)	-	(3)	15
Income (loss) before income tax expense (benefit)	(3,832)	(863)	(3,195)	479
Income tax expense (benefit)	(1,096)	(436)	(911)	177
Net income (loss)	$(2,736)	$(427)	$(2,284)	$302
Net income (loss) per common share
Basic	$(0.17)	$(0.03)	$(0.14)	$0.02
Diluted	$(0.17)	$(0.03)	$(0.14)	$0.02
Weighted Average Shares Outstanding
Basic	16,533,316	15,569,935	16,533,316	15,569,935
Diluted	16,533,316	15,569,935	16,533,316	16,325,329

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

Net income (loss)	$(2,736)	$(427)	$(2,284)	$302
Foreign currency translation adjustment, net of taxes	82	105	(186)	172
Total other comprehensive income (loss)	$(2,654)	$(322)	$(2,470)	$474

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	February 29,	February 28,
	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$(2,284)	$302

Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by (Used in) Operating Activities
Depreciation and amortization	2,681	1,440
Amorization of original issue discount associated with subordinated debt	49	-
Deferred income tax benefit	(1,088)	(181)
Stock-based compensation	240	293
Earnout liability adjustment	456	-
Warrant liability adjustment	451	(429)

Changes In Operating Assets and Liabilities
Receivables	4,631	7,307
Inventories	345	(1,368)
Prepaid expenses and other assets	(516)	58
Accounts payable	(2,247)	(3,547)
Customer deposits	(30)	(79)
Income taxes payable	(66)	(119)
Accrued liabilities	(2,591)	(1,313)
Due to former stockholders of acquired companies	(727)	-
Deferred revenue	(323)	(876)
Net Cash Provided by (Used in) Operating Activities	(1,019)	1,488

Cash Flows From Investing Activities
Purchases of property and equipment	(527)	(700)
Acquisition of businesses, net of cash acquired	-	(1,094)
Net Cash Used In Investing Activities	(527)	(1,794)

Cash Flows From Financing Activities
Net increase (decrease) in line of credit	(1,383)	666
Repayments under capital lease	(111)	(25)
Proceeds from issuance of long term subordinated debt and warrants	3,000	-
Net Cash Provided By Financing Activities	1,506	641

Effect of exchange rates on cash	(129)	120

Net Increase (decrease) in Cash	(169)	455
Beginning Cash	4,039	2,372

Ending Cash	$3,870	$2,827
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$51	$446
Interest	$1,599	$700

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

Principles of Consolidation

The consolidated financial statements in this report include the accounts of Emtec and its wholly-owned subsidiaries, Emtec, Inc., a New Jersey Corporation (“Emtec NJ”), Emtec Viasub LLC (“Emtec LLC”), Emtec LLC’s wholly-owned subsidiary Emtec Federal, Inc. (“Emtec Federal”), Emtec Global Services LLC (“EGS LLC”), EGS LLC’s wholly-owned subsidiaries Luceo, Inc. (“Luceo”), eBusiness Application Solutions, Inc. (“eBAS”), Aveeva, Inc. (“Aveeva”), Emtec Services Mauritius (“Emtec Mauritius”), Emtec Mauritius’s subsidiary Emtec Software India Private Limited (“Emtec India”) (formerly Aviance Software India Private Limited), Dinero Solutions, LLC (“Dinero”), Covelix, Inc. (“Covelix”), Covelix’s subsidiary Covelix Technologies Private Ltd. (“Covelix India”) and GNUCO, LLC d/b/a Emerging Solutions, LLC (“Emerging”), Emtec Infrastructure Services Corporation (“EIS-US”), and EIS-US’s wholly-owned subsidiaries Emtec Infrastructure Services Canada Corporation (“EIS-Canada”), which is referred to in this report as KOAN-IT, KOAN-IT (US) Corp. (“KOAN-IT (US)”) and Secure Data, Inc. (“SDI”), a subsidiary of Emtec Federal (collectively, the “Company”).   Significant intercompany account balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company divides its operating activity into two operating segments for reporting purposes: Emtec Systems Integration (“ESI”) and Emtec Global Sourcing (“EGS”).  The Company changed the names of these segments in 2010 however, historical numbers associated with these segments remains the same.  Our ESI segment provides clients a wide variety of services including outsourced consulting application services and infrastructure consulting and outsourcing.  Our EGS segment provides our clients the opportunity to take advantage of our consulting resources and offshore resources when they are not specifically looking for us to manage their project.  We will continue to reassess our segment reporting structure in accordance with Accounting Standards Codification Topic 280 Segment Reporting.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to current presentations.

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

The Company identifies the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC” or “ASC”) as the authoritative source of generally accepted accounting principles in the United States of America (“GAAP”).  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.

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

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and trade receivables approximates their carrying values due to their short maturities.  The fair value of non-current assets and liabilities approximate their carrying value unless otherwise stated.  The carrying value of the PNC Credit Facility approximated its fair value as the Company entered into the credit facility as the issuance date, December 30, 2011, was shortly before the February 29, 2012 date of the financial statements.  In addition, the carrying value of the subordinated debt approximates its fair value as the issuance dates, August 15, 2011 and December 30, 2011, are close in proximity to the February 29, 2012 date of the financial statements.

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of February 29, 2012 and August 31, 2011 (in thousands):

	Level	February 29, 2012	August 31, 2011
Warrant liability	2	$1,974	$1,452
Earn-out liabilities	3	$5,220	$4,764

The warrant liabilities were recorded at fair value based on upon valuation models that utilize relevant factors such as expected life, volatility of the Company’s stock prices and risk free interest.

The following table summarizes the changes in earnout liabilities for the six months ended February 29, 2012 (in thousands):

Earnout Liabilities
Balance at August 31, 2011	$4,764
Valuation adjustments	456
Balance at February 29, 2012	$5,220

The earnout liabilities were recorded at fair value based on valuation models that utilize relevant factors such as expected life and estimated probabilities of the acquisitions achieving the performance targets throughout the earnout periods.

Financing Costs

Financing costs incurred are amortized over the life of the associated financing arrangements. Amortization expense totaled approximately $96,000 and $-0- for the three months ended February 29, 2012 and February 28, 2011, respectively.  During the six months ended February 29, 2012 and February 28, 2011, amortization expense totaled approximately $170,000 and $-0-, respectively.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  The changes in the carrying amount of goodwill for the six months ended February 29, 2012 by reportable segment are as follows (in thousands):

	ESI	EGS	Total
Balance at August 31, 2011	$16,222	$2,387	$18,609
Foreign currency translation effect of Canadian goodwill	(19)	-	(19)
Adjustment to Covelix goodwill	(72)	-	(72)
Balance at February 29, 2012	$16,131	$2,387	$18,518

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

At February 29, 2012, Emtec's market capitalization was greater than its total stockholders' equity. However, the Company’s stock does not trade frequently and thus management believes the inherent value of the Company is not and has not been accurately reflected by the current or historical stock market valuation of the Company.  Accordingly, the Company continues to believe that the income and market-based approaches are the most appropriate valuation methods.

In accordance with ASC Topic 350, the Company performed its annual impairment testing as of June 1, 2011.  Based on this testing and its continued monitoring of market conditions and the operating performance of its reporting units, the Company does not currently believe that there is an indication of goodwill impairment at February 29, 2012.  However, if current market conditions change and the Company’s estimated value(s) under the income and/or market-based approaches is/are affected, then it is possible that the Company could have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

At February 29, 2012 and August 31, 2011, the components of identifiable intangible assets are as follows (in thousands):

	February 29, 2012	August 31, 2011
Customer relationships	$21,458	$21,458
Noncompete agreements	2,418	2,418
Software technology	14	14
Trademarks	169	169
Trade names	1,563	1,563
Foreign currency translation adjustment	136	167
	25,758	25,789
Accumulated amortization	(9,283)	(7,367)
Foreign currency translation adjustment	(13)	(16)
Balance, ending	$16,462	$18,406

Customer relationships represent the fair value ascribed to customer relationships purchased from fiscal 2005 through fiscal 2011 through the Company’s acquisitions.  The amounts ascribed to customer relationships are being amortized on a straight-line basis over 5-15 years.

Noncompete agreements represent the value ascribed to covenants not to compete in employment and acquisition agreements entered into with certain members or stockholders of acquired companies.  The amounts ascribed to noncompete agreements are being amortized on a straight-line basis over 3-5 years.

Software technology represents the value ascribed to software developed by an acquired company.  The amount ascribed to software technology is being amortized on a straight-line basis over 3 years.

Trademarks represent the value ascribed to trademarks owned by an acquired company.  The amount ascribed to trademarks is being amortized on a straight-line basis over 5 years.

Trade names represent the value ascribed to trade names owned by various acquired companies.  The amounts ascribed to trade names are being amortized on a straight-line basis over 5 years.

Amortization expense related to intangible assets was $937,000 and $520,000 for the three months ended February 29, 2012 and February 28, 2011, respectively.  For the six months ended February 29, 2012 and February 28, 2011, amortization expense was $1.9 million and $1.0 million, respectively.  We currently expect future amortization to be as follows (in thousands):

Years ending August 31,
2012	$3,688
2013	$3,640
2014	$2,991
2015	$2,860
2016	$2,413

Long-lived assets, including customer relationships, noncompete agreements, software technology, trademarks and trade names, as well as property and equipment, are tested for recoverability in accordance with ASC Topic 350 Intangibles - Goodwill and Other and ASC Topic 360 Property, Plant and Equipment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.  No impairment of long-lived assets occurred during the three or six months ended February 29, 2012 or February 28, 2011.

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

The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as of the end of the period and cash received from the exercise were used to repurchase shares in the open market (the “Treasury Share Method”).  Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 3,830,368 shares and 885,398 shares, for the three month periods ended February 29, 2012 and February 28, 2011, respectively, and 3,347,621 shares and 775,394 shares for the six month periods ended February 29, 2012 and February 28, 2011, respectively. Diluted shares for the three and six month periods ended February 29, 2012 and three month period ended February 28, 2011 were not included in the calculation of diluted net loss per share because the effect of the inclusion would be anti-dilutive. In addition, outstanding warrants to purchase 1,401,733 and 1,401,733 common shares as of and for the periods ended February 29, 2012 and February 28, 2011, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Income Taxes

The Company conducts business in the United States, Canada and India.  With respect to its U.S. operations, the Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company accounts for income taxes in accordance with ASC Topic 740 Income Taxes.  The Company files a federal consolidated tax return that includes all U.S. entities.  The Company also files several combined/consolidated state tax returns and several separate state tax returns.  Deferred taxes result from temporary differences, which are the differences between the financial reporting and tax bases of assets and liabilities.  Deferred tax assets are recognized for tax loss carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred taxes result from timing differences primarily relating to bad debts, inventory reserves, deferred revenue, fixed asset depreciation, compensation expenses and intangible asset amortization.

With a few exceptions, the Company is no longer subject to federal, state or local income tax examinations for tax returns filed for fiscal years 2008 and prior.

Reconciliation of liabilities for unrecognized tax benefits for the six months ended February 29, 2012 and February 28, 2011 (in thousands) are as follows:

	2012	2011

Balance at September 1, 2011 and 2010	$197	$212

Unrecognized tax positions of prior periods:
Increase	-	-
Decrease	-	-

Unrecognized tax positions for the three months:
Increase	-	2
Decrease	-	-

Decrease in Unrecognized tax benefits due to settlements	-	-

Decrease in Unrecognized tax benefits due to lapse of statute of limitations	-	-

Balance at February 29, 2012 and February 28, 2011	$197	$214

	For the Six Months Ended
	February 29, 2012	February 28, 2011
Total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$86	$98

Accrued interest and penalties for unrecognized tax benefits	$123	$111

Interest and penalties classified as income tax expense	$11	$11

3. Liquidity

The Company has incurred significant operating losses for fiscal 2011 as well as for the six months ended February 29, 2012.  In addition, the Company had a working capital deficit at August 31, 2011 and February 29, 2012, and is dependent on its line of credit to finance working capital needs.  The 2011 loss can be attributed primarily to reduced procurement revenues from the federal business associated with the federal debt and budget crisis in 2011.  We believe the operating loss for the six months ended February 29, 2012 was related to timing delays with one of our education clients due to budgetary issues and certain non-cash charges including warrant liability adjustment and earnout liability adjustment.  We have managed our liquidity during this time through a cost reduction initiative that we implemented in the fourth quarter of fiscal 2011 and borrowings under our credit facility.

The Company believes that its existing resources together with available borrowings under its credit facility, the annualized cost savings from the cost reduction initiative described above and expected cash flow from operations will provide sufficient liquidity for at least the next 12 months.

4. Acquisitions

Dinero Solutions, LLC and Covelix, Inc.

On February 3, 2011 and March 1, 2011, EGS LLC, a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding equity interest or stock of Dinero and Covelix, respectively.  The Company may be required to pay additional variable cash and stock consideration each year for the next three years on the anniversary of the respective acquisition dates that is contingent upon the achievement of certain performance milestones.  The fair value of the contingent consideration arrangement at the respective acquisition dates was $1.1 million.  The Company estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market.  As of February 29, 2012, the Company increased the contingent consideration liability associated these acquisitions by $442,000 to $1.6 million based on valuation models that utilize relevant factors such as expected life and the estimated probabilities of Dinero and Covelix achieving the performance targets throughout the earnout periods.  The Company recorded expense on its consolidated statements of operations of $145,000 and $-0- for the three months ended February 29, 2012 and February 28, 2011, respectively.  For the six months ended February 29, 2012 and February 28, 2011, the Company recorded expense on its consolidated statements of operations of $442,000 and $-0-, respectively.

The equity included in the reported aggregate consideration of one of the acquisitions consisted of the fair value of the “puttable” restricted common stock of the Company at the acquisition date.  The “put” feature embedded in the restricted common stock allows each former shareholder a one-time election to put all of their restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  However, the exercise of the one-time put option is contingent upon the acquisition achieving a certain performance milestone measured over a three-year period.  Management calculated the fair value of the put using a Black-Scholes valuation model.  In accordance with SEC Accounting Series Release No. 268 Presentation in Financial Statements of Redeemable Preferred Stocks, the puttable stock is subject to equity accounting and is classified on the Company’s balance sheet as temporary equity.

As part of the purchase, the Company issued restricted common stock to a former sole member of one of the acquisitions. The shares vest over a three-year period contingent upon the acquisition achieving certain performance milestones and the continued employment of its former sole member. Pursuant to ASC Topic 805-10-55, Business Combinations – Overall – Implementation, the restricted stock is being treated as compensation rather than additional consideration since the vesting of the stock is linked to the continued employment at the Company of the former sole member of the acquisition. Furthermore, the restricted stock issued contains an embedded “put” feature that allows the former sole member of the acquisition a one-time election to put all of his restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  However, the exercise of the one-time put option is contingent upon the acquisition achieving a certain performance milestone measured over a three-year period.  Management has determined that it is probable, as of February 29, 2012, that the acquisition will achieve the performance milestones for the vesting of the restricted stock and the put option and has calculated the fair value of the restricted stock and “put” using a Black-Scholes valuation model. In accordance with ASC Topic 718, Compensation – Stock Compensation, the puttable stock is subject to liability accounting.  At February 29, 2012 and February 28, 2011, the Company recorded a net liability of $156,000 and $11,000 on its balance sheet, respectively.  The Company recorded expense of $37,000 and $11,000 on its consolidated statements of operations associated with the fair value of the restricted stock and put for the three months ended February 29, 2012 and February 28, 2011, respectively.  For the six months ended February 29, 2012 and February 28, 2011, the Company recorded expense associated with the fair value of the restricted stock and put on its consolidated statements of operations of $67,000 and $-0-, respectively.

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

In addition, the Company may be required to pay additional variable cash and stock consideration each year for the next three years on the anniversary of closing that is contingent upon the achievement of certain performance milestones.  The fair value of the contingent consideration arrangement at the acquisition date was $3.0 million.  The Company estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation.  This fair value is based on significant inputs not observable in the market.  As of February 29, 2012, the Company increased the contingent consideration liability by $29,000 based on valuation models that utilize relevant factors such as expected life and estimated probabilities of Emerging achieving the performance targets throughout the earnout periods.  The Company recorded expense on its consolidated statements of operations of $116,000 and $-0- for the three months ended February 29, 2012 and February 28, 2011, respectively.  For the six months ended February 29, 2012 and February 28, 2011, the Company recorded expense on its consolidated statements of operations of $29,000 and $-0-, respectively.

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

A summary of stock options for the six months ended February 29, 2012 is as follows:

For the Six Months Ended February 29, 2012	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value *
Options Outstanding -September 1, 2011	416,333	$1.12
Options Granted	40,000	$0.50
Options Exercised	-	-
Options Forfeited or Expired	(44,500)	$1.12

Options Outstanding - February 29, 2012	411,833	$1.06	4.92 years	$17,800

Options Exercisable - February 29, 2012	388,208	$1.06	4.73 years	17,800

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the three or six months ended February 29, 2012.

A summary of stock options for the six months ended February 28, 2011 is as follows:

For the Six Months Ended February 28, 2011	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (*)
Options Outstanding -September 1, 2010	413,333	$1.13
Options Granted	20,000	$1.04
Options Exercised	-	-
Options Forfeited or Expired	(1,000)	$1.31

Options Outstanding - February 28, 2011	432,333	$1.13	5.57 years	$28,733

Options Exercisable - February 28, 2011	378,958	$1.13	5.42 years	28,733

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the three or six months ended February 28, 2011.

Non-vested Stock (Restricted Stock)

The following table summarizes the Company’s restricted stock activity during the six months ended February 29, 2012:

For the Six Months Ended February 29, 2012	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2011	1,222,369	$0.71
Granted	70,000	$0.33
Vested	(198,785)	$1.00	$76,950	(a)
Forfeited	(65,876)	$0.83
Nonvested -February 29, 2012	1,027,708	$0.60	$935,214	(b)

(a)
The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting, if there was a stock trade, which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date. If there was no stock trade on the date of vesting, then the pre-tax fair value of the stock is deemed to be the last price at which the stock traded.

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of February 29, 2012 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The following table summarizes the Company’s restricted stock activity during the six months ended February 28, 2011:

For the Six Months Ended February 28, 2011	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2010	870,916	$1.06
Granted	199,882	$0.99
Vested	(320,916)	$1.06	$349,670	(a)
Forfeited	-	-
Nonvested - February 28, 2011	749,882	$1.04	$487,423	(b)

(a)
The fair value of vested restricted stock shares represents the total pre-tax fair value, based on the closing stock price on the day of vesting, if there was a stock trade, which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date. If there was no stock trade on the date of vesting, then the pre-tax fair value of the stock is deemed to be the last price at which the stock traded.

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s closing stock price as of February 28, 2011 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the Over-the-Counter Pink Sheet market on the date of grant over the vesting period on a straight-line basis.

Stock Options and Non-vested Stock

Stock-based compensation costs related to the 2006 Plan totaled $42,000 and $136,000 for the three months ended February 29, 2012 and February 28, 2011, respectively, and $176,000 and $281,000 for the six months ended February 29, 2012 and February 28, 2011, respectively.  As of February 29, 2012, the Company had $295,000 of unrecognized compensation cost related to the 2006 Plan.  The unrecognized compensation cost is expected to be recognized over a remaining period of 4 years.

6.  Warrants

DARR Westwood LLC

On August 2, 2010, the Company entered into a letter agreement (the “Letter Agreement”) with DARR Westwood LLC (the “Investor”), pursuant to which, among other things, (a) the Investor agreed (i) to certain transfer restrictions on shares of common stock, par value $0.01 per share, of the Company (“Common Stock”) owned by the Investor, which are described below, and (ii) to transfer to the Company for cancellation the existing warrant owned by the Investor to purchase 8% of the outstanding Common Stock on a fully diluted basis, and (b) the Company issued to the Investor a warrant (the “DARR Warrant”) to purchase up to an aggregate of 1,401,733 shares of Common Stock at an exercise price of $2.11 per share.  The Investor’s sole member is Dinesh R. Desai, the Company’s Chairman, Chief Executive Officer and President.

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

The DARR Warrant entitles the Investor to purchase 1,401,733 shares of Common Stock at $2.11 per share and expires on August 2, 2015.  The DARR Warrant also contains provisions for cashless exercise and weighted average anti-dilution protection for subsequent issuances or deemed issuances of Common Stock by the Company for consideration per share less than the per share exercise price of the DARR Warrant in effect immediately prior to such issuance or deemed issuance.  In connection with the issuance of the DARR Warrant and in compliance with ASC Topic 815 Derivatives and Hedging, the Company recorded a liability on August 2, 2010 of $916,000.  At February 29, 2012 and August 31, 2011, the liability related to the DARR Warrant recorded on the balance sheet was $909,585 and $719,000, respectively.  The Company recorded (income) expense on its consolidated statements of operations of $515,000 and $(455,000) for the three months ended February 29, 2012 and February 28, 2011, respectively, and $178,000 and $(429,000) for the six months ended February 29, 2012 and February 28, 2011, respectively, as a result of adjusting the warrant liability to fair value.  Because the Company’s stock is thinly traded, there may continue to be adjustments associated with determining the fair value of the liability related to the DARR Warrant in future periods.

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

In connection with the issuance of the NewSpring Warrant and in compliance with ASC Topic 470-20 Debt with Conversion and Other Options, the subordinated note issued to NewSpring under the Subordinated Loan Agreement (as defined below) has been discounted by the fair value of the NewSpring Warrant, calculated to be $484,000 at time of issuance.  This amount is being amortized as additional interest expense and accretes the note to face value at maturity.  The Company determined the fair value of the NewSpring Warrant by using the Black-Scholes pricing model.  At February 29, 2012 and August 31, 2011, the liability recorded on the balance sheet was $819,000 and $719,000, respectively.  The Company recorded expense on its consolidated statements of operations of $370,000 and $-0- for the three months ended February 29, 2012 and February 28, 2011, respectively, and $102,000 and $-0- for the six months ended February 29, 2012 and February 28, 2011, respectively, as a result of adjusting the warrant liability to fair value.  Because the Company’s stock is thinly traded, there may continue to be adjustments associated with determining the fair value of the liability related to the NewSpring Warrant in future periods.

Peachtree

In connection with the Amended and Restated Subordinated Credit Facility (as defined below), on December 30, 2011, the Registrant issued to Peachtree the Peachtree Warrant, which allows Peachtree to purchase the number of shares of Common Stock equal to 1.5% of the Common Stock outstanding at the time of, and after giving effect to, the exercise of the Peachtree Warrant (based on the “treasury stock method” in accordance with the generally accepted accounting principles applicable in the United States of America and determined using the same principles, assumptions and estimates that are used by the Registrant in the preparation of its financial statements and assuming the exercise or conversion of all securities that are directly or indirectly exercisable for or convertible into Common Stock).  As of December 30, 2011, the Peachtree Warrant would be exercisable for 271,926 shares of Common Stock.  The exercise price for the Common Stock is $0.01 per share, which may be paid through a cashless exercise.  The Peachtree Warrant expires on December 30, 2021.

In connection with the issuance of the Peachtree Warrant and in compliance with ASC Topic 470-20 Debt with Conversion and Other Options, the subordinated note issued to Peachtree under the Subordinated Loan Agreement (as defined below) has been discounted by the fair value of the Peachtree Warrant, calculated to be $73,000 at time of issuance.  This amount is being amortized as additional interest expense and accretes the note to face value at maturity.  The Company determined the fair value of the Peachtree Warrant by using the Black-Scholes pricing model.  At February 29, 2012 and August 31, 2011, the liability recorded on the balance sheet was $246,000 and $-0-, respectively.  The Company recorded expense on its consolidated statements of operations of $173,000 and $-0- for the three months ended February 29, 2012 and February 28, 2011, respectively, and $173,000 and $-0- for the six months ended February 29, 2012 and February 28, 2011, respectively, as a result of adjusting the warrant liability to fair value.  Because the Company’s stock is thinly traded, there may continue to be adjustments associated with determining the fair value of the liability related to the Peachtree Warrant in future periods.

7.  Line of Credit

On December 30, 2011, Emtec NJ, Emtec LLC, Emtec Federal, EGS LLC, Luceo, eBAS, Aveeva, EIS-US, KOAN-IT US, SDI, Dinero, Covelix and Emerging. (collectively the “Borrower”) entered into a Revolving Credit and Security Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association, as lender and agent (“PNC”).  The PNC Loan Agreement provides for a senior secured revolving credit facility in an amount not to exceed (i) $30.0 million for the period from February 1 through August 31 each year during the term of the facility and (ii) $45.0 million for the period from September 1 through January 31 each year during the term of the facility (the “PNC Credit Facility”).  The PNC Credit Facility also includes a $7.0 million sublimit for the issuance of letters of credit.  The proceeds of the PNC Credit Facility were used to refinance all of the Borrower’s outstanding indebtedness under a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (“DLL”) pursuant to which DLL provided a revolving credit loan and floorplan loan (the “DLL Credit Facility”), to pay off all indebtedness under a Loan Agreement with De Lage Landen Financial Services Canada Inc. (“DLL Canada”) pursuant to which DLL Canada provided EIS-Canada with a revolving credit line of C$5 million (the “Canadian Credit Facility”), to pay related costs and expenses and for working capital and other general corporate purposes.  The PNC Loan Agreement will remain in effect until December 29, 2014, unless sooner terminated by the Borrower or PNC.

Borrowings under the PNC Loan Agreement will bear regular interest at a rate equal to the Alternate Base Rate (as defined in the PNC Loan Agreement) plus 1.0% or the Eurodollar Rate (as defined in the PNC Loan Agreement) plus 3.0% on the outstanding principal amount.

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

To secure the payment of the obligations under the PNC Loan Agreement, the Borrower granted to PNC a security interest in, and a lien upon, all of its respective interests in its respective assets, including receivables, equipment, general intangibles, inventory, investment property, subsidiary stock, leasehold interests, goods, deposit accounts, letter of credit rights, commercial tort claims and insurance proceeds.  All such security interests are subject to the terms of a Subordination Agreement, dated December 30, 2011 among PNC, NewSpring, Peachtree (NewSpring and Peachtree, collectively, the “Investors”) and the Borrower, as amended on March 20, 2012 (the “Subordination Agreement”).

The Company had a balance of $15.8 million outstanding under the revolving portion of the PNC Credit Facility at February 29, 2012.  At August 31, 2011, the Company had a balance of $17.2 million outstanding under the revolving portion of the DLL Credit Facility, and a balance of $1.0 million (included in the Company’s accounts payable) outstanding plus $2.2 million in open approvals under the floorplan portion of the DLL Credit Facility.  Net availability was $1.8 million under the revolving portion of the PNC Credit Facility as of February 29, 2012 and $4.9 million under the revolving portion of the DLL Credit Facility as of August 31, 2011.

As of February 29, 2012, the Company determined it was in compliance with its financial covenants under the PNC Credit Facility.

On March 20, 2012, the Borrower and Emtec Infrastructure Canada Corporation, a Canadian corporation (“Emtec Canada”) entered into a First Amendment and Joinder to Loan Documents (the “First Amendment”) with PNC, pursuant to which PNC agreed to make certain amendments to the PNC Loan Agreement and the Other Documents (as such term is defined in the PNC Loan Agreement and together with the PNC Loan Agreement, the “PNC Loan Documents”), including (1) joining Emtec Canada to the PNC Loan Documents, (2) amending the definition of EBITDA to revise certain add-backs and deductions thereto and (3) revising the covenants and representations and warranties included in the PNC Loan Agreement to include certain customary covenants and representations and warranties relating to Emtec Canada.

To secure the payment of the obligations of Emtec Canada under the PNC Loan Agreement, Emtec Canada granted to PNC a security interest in, and a lien upon, all of its interests in its assets, including accounts, securities entitlements, securities accounts, futures accounts, futures contracts and investment property, deposit accounts, instruments, documents, chattel paper, inventory, goods, equipment, fixtures, agricultural liens, as-extracted collateral, letter of credit rights and intangibles of every kind.  All such security interests are subject to the terms of the Subordination Agreement.

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

 On December 30, 2011, the Borrower entered into an Amended and Restated Subordinated Loan Agreement (the “Amended and Restated Subordinated Loan Agreement”) with the Investors pursuant to which: (i) Peachtree provided an additional subordinated term loan in an original principal amount of $3.0 million (together with the existing subordinated term loan from NewSpring in the original principal amount of $10.0 million, the “Amended and Restated Subordinated Credit Facility”), (ii) NewSpring was appointed as collateral agent, (iii) the Investors waived any event of default arising from (a) the Borrower failing to meet the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant (as set forth in the Subordinated Loan Agreement) for the trailing twelve months ending November 30, 2011 and (b) the Borrower failing to comply with the covenant in the Subordinated Loan Agreement prohibiting a Borrower name change without notice to, or the consent of, NewSpring, and (iv) the Investors agreed to make certain other amendments to the Subordinated Loan Agreement, including amending the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant to provide that the Company and its consolidated subsidiaries shall maintain as of the last business day of the fiscal quarters ending on February 28, 2012 and May 31, 2012, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA (as such terms are defined in the Amended and Restated Subordinated Loan Agreement) on a trailing twelve months basis for such period of not less 4.0 to 1.0 for the fiscal quarter ending on February 28, 2012 and of not less than 3.75 to 1.0 for the fiscal quarter ending on May 31, 2012.

The Amended and Restated Subordinated Loan Agreement contains certain customary affirmative and negative covenants, including, among other things: (i) affirmative covenants requiring the Borrower to provide certain financial statements and schedules to the Investors, maintain their legal existence, keep their collateral in good condition, and provide certain notices to the Investors; and (ii) negative covenants that provide for limitations on other indebtedness, liens, amendments of organizational documents, asset sales, capital expenditures, issuance of capital stock, investments, and transactions with affiliates.  The Amended and Restated Subordinated Loan Agreement also entitles the Investors to have up to two representatives attend every meeting of the Board of Directors of the Company until the date that the obligations of the Borrower under the Amended and Restated Subordinated Loan Agreement have been irrevocably paid in full and discharged, subject to certain exceptions relating to confidentiality and conflict of interest requirements.

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

The Company was granted a waiver from NewSpring and Peachtree for compliance with its financial covenants under the Amended and Restated Subordinated Loan Agreement for the quarter ended February 29, 2012.

9.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, consist of the following (in thousands):

	For the Three Months Ended
	February 29, 2012		February 28, 2011
Departments of the U.S. Government	$17,238	36.1%	$13,848	30.0%
Canadian Government Agencies	622	1.3%	391	0.8%
State and Local Governments	1,948	4.1%	1,542	3.3%
Commercial Companies	20,802	43.6%	12,831	27.8%
Education and other	7,115	14.9%	17,518	38.0%
Total Revenues	$47,725	100.0%	$46,130	100.0%

	For the Six Months Ended
	February 29, 2012		February 28, 2011
Departments of the U.S. Government	$59,527	49.7%	$60,088	48.9%
Canadian Government Agencies	1,076	0.9%	1,310	1.1%
State and Local Governments	3,608	3.0%	2,255	1.8%
Commercial Companies	41,680	34.8%	26,248	21.3%
Education and other	13,864	11.6%	33,098	26.9%
Total Revenues	$119,755	100.0%	$122,999	100.0%

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

The trade account receivables consist of the following (in thousands):

	February 29, 2012	August 31, 2011
Trade receivables	$27,022	$31,682
Allowance for doubtful accounts	(602)	(486)
Trade receivables, net	$26,420	$31,196

Trade receivables include $3.3 million and $3.0 million of unbilled revenue as of February 28, 2012 and August 31, 2011, respectively.

Major Customers

Sales to major customers, representing at least 10% of total revenue for a period consist of the following (in thousands):

	For the Three Months Ended
	February 29, 2012		February 28, 2011
School District #1	$5,033	10.5%	$14,313	31.0%
Department of the U.S. Government	5,645	11.8%	231	0.5%
All Other Customers	37,047	77.7%	31,586	68.5%
Total Revenues	$47,725	100.0%	$46,130	100.0%

	For the Six Months Ended
	February 29, 2012		February 28, 2011
School District #1	$10,016	8.4%	$27,404	22.3%
Department of the U.S. Government	26,696	22.3%	17,261	14.0%
All Other Customers	83,043	69.3%	78,334	63.7%
Total Revenues	$119,755	100.0%	$122,999	100.0%

Trade receivables due from an education client in the southeastern United States and one of the departments of the U.S. Government accounted for approximately 7.4% and 9.4%, respectively, of the Company’s trade receivables as of February 29, 2012.  The same clients accounted for approximately 14.9% and 2.4%, respectively of the Company’s trade receivable as of August 31, 2011.

10.  Inventories

Inventories are stated at the lower of average cost or market. Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies. At February 29, 2012 and August 31, 2011, inventories consisted of the following (in thousands):

	February 29, 2012	August 31, 2011
Hardware, software, accessories and parts	$1,262	$1,558
Inventory reserve	(269)	(219)
Net inventories	$993	$1,339

11.  Accrued Liabilities

At February 29, 2012 and August 31, 2011, accrued liabilities consisted of the following (in thousands):

	February 29, 2012	August 31, 2011
Accrued payroll	$5,223	$5,860
Accrued commissions	284	293
Accrued state sales taxes	52	15
Accrued third-party service fees	19	42
Deferred rent	206	220
Other accrued expenses	3,652	5,665
Total accrued liabilities	$9,436	$12,095

12.  Related Party Transactions

The Company leases warehouse and office space from related parties.  The aggregate expense for these lease arrangements during the three months ended February 29, 2012 and February 28, 2011 was $134,000 and $194,000, respectively.  During the six months ended February 29, 2012 and February 28, 2011, the aggregate expense for these lease arrangements was $268,000 and $388,000, respectively.

13.      Legal Proceedings

In September 2011, the Company learned that it had been named as a defendant in another qui tam case alleging violations of the Trade Agreements Act.  This case, designated United States ex rel. Sandager v. Dell Marketing, L.P., et al., was filed under seal in the United States District Court for the District of Minnesota on July 31, 2008.  The United States declined to intervene in the matter on September 30, 2009.  The Company has filed a motion to dismiss the lawsuit, which is currently pending before the Court.  At this time, the Company is unable to predict the timing and outcome of this matter.

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business.  Except as set forth above, the Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

14.      Segment Information

The Company provides segment financial information in accordance with ASC Topic 280 Segment Reporting.  The Company divides its operating activity into two operating segments for reporting purposes: Emtec Systems Integration (“ESI”) and Emtec Global Sourcing (“EGS”), respectively.  In 2011, Management changed the names of these segments, however, the historical numbers associated with these segments remains the same.  Our ESI segment provides clients a wide variety of services including outsourced consulting application services and infrastructure consulting and outsourcing.  Our EGS segment provides our clients the opportunity to take advantage of our consulting resources and offshore resources when they are not specifically looking for us to manage their project.  The accounting policies of our segments are the same as those described in Note 2, and there are no material intersegment transactions.

Summarized financial information relating to the Company’s operating segments is as follows (in thousands):

	(Unaudited)
	February 29 ,	August 31,
	2012	2011
Identifiable Assets:
ESI	$68,881	$74,393
EGS	11,058	12,214
Total Assets	$79,939	$86,607

	For the Three Months Ended		For the Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Revenues
ESI	$41,561	$39,165	$106,474	$108,510
EGS	6,164	6,965	13,281	14,489
Total Revenue	$47,725	$46,130	$119,755	$122,999

Gross profit
ESI	$7,915	$6,448	$19,034	$15,659
EGS	566	1,302	1,343	2,637
Gross profit	$8,481	$7,750	$20,377	$18,296

Depreciation and amortization
ESI	$1,098	$508	$2,230	$983
EGS	222	228	451	457
Depreciation and amortization	$1,320	$736	$2,681	$1,440

Operating income (loss)
ESI	$(2,658)	$(737)	$(1,042)	$650
EGS	(393)	88	(601)	173
Operating income (loss)	$(3,051)	$(649)	$(1,643)	$823

Interest and other expense
ESI	$718	$162	$1,435	$238
EGS	62	52	117	106
Interest and other expense	$780	$214	$1,552	$344

Income tax expense (benefit)
ESI	$(1,011)	$(473)	$(856)	$83
EGS	(85)	37	(55)	94
Income tax expense (benefit)	$(1,096)	$(436)	$(911)	$177

Net income (loss)
ESI	$(2,365)	$(426)	$(1,621)	$329
EGS	(370)	(1)	(663)	(27)
Net income (loss)	$(2,735)	$(427)	$(2,284)	$302

Capital expenditures
ESI	$230	$384	$563	$693
EGS	(36)	4	(36)	7
Capital expenditures	$194	$388	$527	$700

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

Consolidated Statements of Operations for the Three Months Ended February 29, 2012 compared with the Three Months Ended February 28, 2011.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended
	February 29,	February 28,
	2012	2011	Change	%
Revenues
Procurement services	$22,556	$28,557	$(6,001)	(21.0)%
Consulting and outsourcing	25,169	17,573	7,596	43.2%
Total Revenues	47,725	46,130	1,595	3.5%

Cost of Revenues
Cost of procurement services	19,653	25,583	(5,930)	(23.2)%
Cost of consulting and outsourcing	19,591	12,797	6,794	53.1%
Total Cost of Revenues	39,244	38,380	864	2.3%

Gross Profit
Procurement services	2,903	2,974	(71)	(2.4)%
Procurement services %	12.9%	10.4%

Consulting and outsourcing	5,578	4,776	802	16.8%
Consulting and outsourcing %	22.2%	27.2%

Total Gross Profit	8,481	7,750	731	9.4%
Total Gross Profit %	17.8%	16.8%

Operating expenses:
Selling, general, and administrative expenses	8,786	7,970	816	10.2%
Stock-based compensation	79	148	(69)	(46.4)%
Warrant liability adjustment	1,059	(455)	1,514	(332.5)%
Earnout liability adjustment	288	-	288	N/A
Depreciation and amortization	1,320	736	584	79.3%
Total operating expenses	11,532	8,399	3,133	37.3%
Percent of revenues	24.2%	18.2%

Operating loss	(3,051)	(649)	(2,402)	370.1%
Percent of revenues	-6.4%	-1.4%

Other expense (income):
Interest income – other	(17)	(5)	(12)	(240.0)%
Interest expense	799	219	580	264.8%
Other	(1)	-	(1)	N/A

Loss before income tax benefit	(3,832)	(863)	(2,969)	344.0%
Income tax benefit	(1,096)	(436)	(660)	151.4%
Net loss	$(2,736)	$(427)	$(2,309)	540.7%
Percent of revenues	-5.7%	-0.9%

Consolidated Results of Operations Overview

Management examines numerous measures when analyzing the results of our operations.  Our objective is to grow the overall revenues, gross profit margins and operating profits of the Company.

As we diversify our business and grow our consulting and outsourcing services revenues, and in particular our applications services revenues, we expect gross margins to increase.  However, due to changes in types of services, we may occasionally see a decline in our services gross margin, which may lead to a decline in our overall gross margin.

We measure our selling costs as a percentage of gross profits, and commissions compensation for our sales associates is calculated based on gross profit.  We expect that our growth will lead to selling costs increasing, but as our revenues grow, we expect our selling costs to grow less quickly than our gross profit, thereby decreasing selling costs as a percentage of total gross profits.  As we grow, we expect that our general and administrative costs will decrease as a percentage of revenue.  In the past, we have invested, from time to time, in additional general and administrative costs in order to be able to grow our revenue more quickly based on market conditions.  In addition, we may experience an increase in our overall selling, general and administrative costs prior to being able to reduce some of the costs (for example, after an acquisition, we may not experience overhead synergies immediately).

As we grow our consulting and outsourcing revenues, we expect to focus increasingly on measures such as average billing rates, utilization rates, hours billed and hourly consulting costs.  While we do not publicly report these metrics, we analyze these figures to monitor trends that will enable us to make more effective decisions.  We are improving our internal systems (including our recent ERP implementation) in order to be able to provide these metrics more quickly to our management.

We currently categorize our revenues and costs of sales into “Procurement Services” and “Consulting and Outsourcing.” We have made these categorizations in order to analyze our growth in IT professional services as a percentage of overall revenues.  We have divided our business into two segments: Emtec Systems Integration (“ESI”) and Emtec Global Sourcing (“EGS”).  ESI provides clients with a wide variety of services including outsourced consulting application services and infrastructure consulting and outsourcing.  EGS provides clients the opportunity to take advantage of our consulting resources and offshore resources when they are not specifically looking for us to manage their project.

For the three months ended February 29, 2012 compared with the three months ended February 28, 2011, total revenues increased by $1.6 million or 3.5% to $47.7 million.  This increase was comprised of a $7.6 million increase in consulting and outsourcing revenue offset by a $6 million decrease in procurement services.  Further, total gross profit increased by $731,000 and overall gross profit margin increased from 16.8% for the three months ended February 28, 2011 to 17.8% for the three months ended February 29, 2012.  The increases in consulting and outsourcing revenue and gross profit are consistent with our strategy of shifting towards services that generate higher margin revenue.  While the shift towards the higher margin revenue continued during the three months ended February 29, 2012, we did see a decline in our services and consulting gross margins in each segment versus the same period in 2011 for the reasons outlined below.

We discuss the results of each segment below.

Results of Operations -ESI

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our ESI results of operations for the three months ended February 29, 2012 and February 28, 2011.

ESI
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended
	February 29,	February 28,
	2012	2011	Change	%
Revenues
Procurement services	$22,556	$28,557	$(6,001)	(21.0)%
Consulting and outsourcing	19,005	$10,608	8,397	79.2%
Total Revenues	41,561	39,165	2,396	6.1%

Cost of Revenues
Cost of procurement services	19,653	25,583	(5,930)	(23.2)%
Cost of consulting and outsourcing	13,993	7,134	6,859	96.1%
Total Cost of Revenues	33,646	32,717	929	2.8%

Gross Profit
Procurement services	2,903	2,974	(71)	(2.4)%
Procurement services %	12.9%	10.4%

Consulting and outsourcing	5,012	3,474	1,538	44.3%
Consulting and outsourcing %	26.4%	32.7%

Total Gross Profit	7,915	6,448	1,467	22.8%
Total Gross Profit %	19.0%	16.5%

Operating expenses:
Selling, general, and administrative expenses	8,049	6,984	1,065	15.2%
Stock-based compensation	79	148	(69)	(46.4)%
Warrant liability adjustment	1,059	(455)	1,514	(332.5)%
Earnout liability adjustment	288	-
Depreciation and amortization	1,098	508	590	116.1%
Total operating expenses	10,573	7,185	3,100	43.1%
Percent of revenues	25.4%	18.3%

Operating loss	(2,658)	(737)	(1,921)	260.7%
Percent of revenues	(6.4)%	(1.9)%

Other expense (income):
Interest income – other	(14)	(4)	(10)	(250.0)%
Interest expense	733	166	567	341.6%
Other	(1)	-	(1)	N/A

Loss before income tax benefit	(3,376)	(899)	(2,477)	275.5%
Income tax benefit	(1,011)	(473)	(538)	113.7%
Net loss	$(2,365)	$(426)	$(1,939)	455.2%
Percent of revenues	(5.7)%	(1.1)%

Comparison of the Three Months Ended February 29, 2012 and February 28, 2011 - ESI

Revenues - ESI

Our ESI division’s total revenues increased $2.4 million, or 6.1%, to $41.6 million for the three months ended February 29, 2012, compared to $39.2 million for the three months ended February 28, 2011.  The increase in ESI revenue is primarily a result of increased consulting and outsourcing revenue, which was partially offset by a decrease in procurement services revenue.  Without the impact of the fiscal 2011 acquisitions of Dinero (acquired on February 3, 2011), Covelix (acquired on March 1, 2011), and Emerging (acquired on August 15, 2011).  ESI’s revenue would have decreased $8.3 million, or 20.0%, to $33.3 million for the three months ended February 29, 2012, compared to $39.2 million for the three months ended February 28, 2011.  This decrease can be attributed primarily to what we believe to be a temporary slowdown in our Education Sector caused by timing delays on new projects.

Procurement services revenue decreased $6.0 million, or 21.0%, to $22.6 million for the three months ended February 29, 2012, compared to $28.6 million for the three months ended February 28, 2011.  The majority of the procurement sales decline can be attributed to timing delays from our education clients.

Consulting and outsourcing revenue increased $8.4 million, or 79.2%, to $19.0 million for the three months ended February 29, 2012, compared to $10.6 million for the three months ended February 28, 2011.  This increase is primarily attributable to the fiscal 2011 acquisitions, offset by a decline in revenue from our education clients.

Our ESI division’s revenues, by client type, are comprised of the following (in thousands):

	For the Three Months Ended
	February 29, 2012		February 28, 2011
Departments of the U.S. Government	$17,238	41.5%	$13,848	35.4%
Canadian Government Agencies	622	1.5%	392	1.0%
State and Local Governments	1,948	4.7%	1,541	3.9%
Commercial Companies	14,638	35.2%	5,866	15.0%
Education and other	7,115	17.1%	17,518	44.7%
Total Revenues	$41,561	100.0%	$39,165	100.0%

During the quarters ended February 29, 2012 and February 28, 2011, U.S. governmental department and agency related revenues represented approximately 41.5% and 35.4% of total ESI revenues, respectively.  Revenues are diversified over a number of U.S. governmental departments and agencies.  Revenues from civilian and military U.S. governmental departments and agencies increased by approximately $3.4 million, or 24.6%, to $17.2 million during the three months ended February 29, 2012, compared to $13.8 million for the three months ended February 28, 2011.  The increase is related to the shipment of a large volume of orders that were placed by the federal government in September 2011 as funds were released and an easing of a component shortage in Thailand caused by flooding that occurred during the first quarter of fiscal 2012.

During the quarters ended February 29, 2012 and February 28, 2011, revenues from commercial clients represented approximately 35.2% and 15.0% of total ESI revenues, respectively.  This increase is primarily related to the fiscal 2011 acquisitions as well as several new multiyear contracts that the Company won in the first quarter.

During the three months ended February 29, 2012, revenues from education clients decreased by approximately $10.4 million compared with the three months ended February 28, 2011.  This decrease can be attributed to timing delays from our education clients.

Gross profit - ESI

Aggregate gross profit for our ESI division increased $1.5 million, or 22.8%, to $7.9 million for the three months ended February 29, 2012 as compared to $6.4 million for the three months ended February 28, 2011.  Procurement services gross profit declined by $71,000.  This decline was due primarily to the decline in procurement services revenue described above and was partially offset by higher margin procurement services revenue which came primarily from our Federal clients.  Consulting and outsourcing gross profit increased by approximately $1.5 million.  Our fiscal 2011 acquisitions provided the majority of the increase in consulting and outsourcing gross profit, though this increase was partially offset by under-utilized personnel in our education business due to the timing delays in new projects discussed above.

Measured as a percentage of revenues, the gross profit margin for our ESI division increased to 19.0% of our ESI division’s revenues for the three months ended February 29, 2012 from 16.5% for the three months ended February 28, 2011.  This increase can be attributed to a shift by the Company to consulting and outsourcing projects.

Selling, general and administrative expenses - ESI

Corporate expenses are primarily recorded in our ESI segment.  Selling, general and administrative expenses for our ESI division increased by $1.1 million, or 15.2%, to $8.1 million for the three months ended February 29, 2012, compared to $7.0 million for the three months ended February 28, 2011.

Excluding the effect of the acquisitions of Dinero, Covelix, and Emerging selling, general and administrative expenses decreased by approximately $1.1 million as a result of the expense reduction initiative implemented in the fourth quarter of fiscal 2011.

Stock-based compensation

Stock-based compensation for our ESI division decreased by $69,000, or 46.4%, to $79,000 for the three months ended February 29, 2012, compared to $148,000 for the three months ended February 28, 2011.  This expense relates to shares that have been awarded to management as a portion of their compensation that vested over the period.  The decrease can be attributed to fewer shares vesting for the three months ended February 29, 2012 as compared to the three months ended February 28, 2011.

Warrant liability adjustment

Warrant liability adjustment for our ESI division was a charge of $1.1 million for the three months ended February 29, 2012 as compared to a credit of $455,000 for the three months ended February 28, 2011.  This expense relates to the stock warrants issued to our majority stockholder in August 2010 as well as the stock warrants issued in connection with the subordinated debt financings in August and December 2011. These warrants are “marked-to-market” each reporting period, which can result in fluctuations in income or expense in future periods related to this non-cash credit or charge.

Earnout liability adjustment

Earnout liability adjustment for our ESI division was a charge of $288,000 for the three months ended February 29, 2012 as compared to a charge of $-0- for the three months ended February 28, 2011.  This expense relates to the contingent earnout liabilities associated with our fiscal 2011 acquisitions. These earnout liabilities are adjusted each reporting period based on valuation models that utilize relevant factors such as expected life and estimated probabilities of the acquisitions achieving the performance targets throughout the earnout periods.

Depreciation and amortization - ESI

Depreciation and amortization expense for our ESI division increased by 116.1%, or $590,000, to $1.1 million for the three months ended February 29, 2012, compared to $508,000 for the three months ended February 28, 2011.  The increase for the three months ended February 29, 2012 is attributable to the amortization of intangible assets in connection with the fiscal 2011 acquisitions and the depreciation associated with the installation of the Company’s new ERP system in the fourth quarter of fiscal 2011.

Operating loss – ESI

The operating loss for our ESI division for the three months ended February 29, 2012 increased by $1.9 million, to a loss of $2.7 million, compared to an operating loss of $737,000 for the quarter ended February 28, 2011.  This increase in operating loss is mainly attributable to a net increase in non-cash operating expenses including stock-based compensation, warrant liability adjustment, earnout liability adjustment, depreciation and amortization described above.

Interest expense - ESI

Interest expense for the ESI division increased $567,000 to $733,000 for the three months ended February 29, 2012, compared to $166,000 for the three months ended February 28, 2011.  This increase is attributable to interest on the subordinated debt and increased borrowings on our credit facility.

Income tax benefit - ESI

We recorded an income tax benefit of $1.0 million for the three months ended February 29, 2012 as compared to a benefit of $473,000 for the three months ended February 28, 2011. The effective benefit rate was 29.9% for the three months ended February 29, 2012 as compared to 52.6% for the three months ended February 28, 2011. The higher effective benefit rate in the three months ended February 28, 2011 was primarily the result of the warrant liability adjustment (income of $455,000) that is a permanent difference for tax purposes.  The warrant liability adjustment was partially offset by other permanent differences related to certain expenses including meals and entertainment and legal fees associated with the Covelix acquisition.  For the three months ended February 29, 2012, the lower effective tax rate can be attributed to the warrant liability adjustment, a permanent difference from book value for tax purposes, that was an expense of $1.1 million.

Results of Operations – EGS

Our business model in EGS is currently being refined.  Previously, the organization operated by training consultants and staffing them with various clients, or recruiting consultants and placing them at various clients.  We have changed the model during fiscal 2011 so that the consultants are now a pool of resources for our existing clients across the organization.  We will sell our services across the vertical sectors that will allow our clients to choose whether to engage us on a project, retain one of our consultants on their projects or use our offshore resources to meet their needs.  During this transition, we will continue to place some of our consultants with clients using the historical model in order to ensure they are utilized.  However, we intend to reduce our dependence on intermediary staffing vendors and increase our direct sales to our clients.  Therefore, since these consultants are being placed directly with our clients, we expect the revenues to potentially be recorded in our other segment, ESI, where previously they were recorded in EGS.  For example, on one of our projects we are using consultants from the EGS division.  Historically, this revenue would be recorded in EGS, but now it will be recorded as an ESI commercial client.  The only revenue which will remain with EGS is that revenue associated with selling our services through third parties which is lower margin business and which we expect will decline over time.  This is especially true with our business analyst and quality assurance consultants.  Accordingly, making revenue and gross profit comparisons related to EGS between pre-transition and post-transition years may be difficult given the changes in where revenue is recorded.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for EGS for the three months ended February 29, 2012 and February 28, 2011.

EGS
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended
	February 29,	February 28,
	2012	2011	Change	%
Revenues
Procurement services			$-	#DIV/0!
Consulting and outsourcing	$6,164	$6,965	$(801)	(11.5)%
Total Revenues	6,164	6,965	(801)	(11.5)%

Cost of Revenues
Cost of consulting and outsourcing	5,598	5,663	(65)	(1.1)%
Total Cost of Revenues	5,598	5,663	(65)	(1.1)%

Gross Profit

Consulting and outsourcing	566	1,302	(736)	(56.5)%
Consulting and outsourcing %	9.2%	18.7%

Total Gross Profit	566	1,302	(736)	(56.5)%
Total Gross Profit %	9.2%	18.7%

Operating expenses:
Selling, general, and administrative expenses	737	986	(249)	(25.3)%
Depreciation and amortization	222	228	(6)	(2.6)%
Total operating expenses	959	1,214	(255)	(21.0)%
Percent of revenues	15.6%	17.4%

Operating income (loss)	(393)	88	(481)	(546.6)%
Percent of revenues	(6.4)%	1.3%

Other expense (income):
Interest income – other	(3)	(1)	(2)	200.0%
Interest expense	66	53	13	24.5%

Income (loss) before income tax expense (benefit)	(456)	36	(492)	(1366.7)%
Income tax expense (benefit)	(85)	37	(122)	(329.7)%
Net loss	$(371)	$(1)	$(370)	37000.0%
Percent of revenues	(6.0)%	(0.0)%

Comparison of the Three Months Ended February 29, 2012 and February 28, 2011 - EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  Our EGS division’s total revenues decreased approximately $801,000, or 11.5%, to $6.2 million for the three months ended February 29, 2012, compared to $7.0 million for the three months ended February 28, 2011.  For the three months ended February 29, 2012, we experienced a decrease in revenue of approximately $900,000 in our Business Analysis and Quality Assurance practice.  As previously mentioned, we have changed the model in this business to increase direct placements and therefore we have experienced some turnover in our sales teams.  However, this decrease was partially offset by an increase in our ERP and Application Development practice of approximately $100,000 for the three months ended February 29, 2012.

Gross profit - EGS

Our EGS division’s gross profit decreased $736,000, or 56.5%, to $566,000 for the three months ended February 29, 2012, compared to $1.3 million for the three months ended February 28, 2011.  We believe this decrease is related to the revenue decrease experienced by our Business Analysis and Quality Assurance practice as discussed above as well as a change in the consultants’ compensation plan that the Company decided to implement in conjunction with the change in the business model discussed above.

Measured as percentages of revenues, the gross profit margin for our EGS division decreased to 9.2% of our EGS division’s revenues for the three months ended February 29, 2012 from 18.7% for the three months ended February 28, 2011.  We believe this decrease is mainly due to the increases in salaries and benefits related to our consultants in connection with a change to their compensation plan during the second quarter of fiscal 2011.

Selling, general and administrative expenses - EGS

Our EGS division’s selling, general and administrative expenses decreased $249,000, or 25.3%, to $737,000 for the three months ended February 29, 2012, compared to $986,000 for the three months ended February 28, 2011.  The decrease is primarily related to the cost reduction program undertaken by the Company during the fourth quarter of fiscal 2011 and the structural changes described above.

Depreciation and amortization - EGS

EGS division’s depreciation and amortization expense decreased $6,000, or 2.6%, to $222,000 for the three months ended February 29, 2012, compared to $228,000 for the three months ended February 28, 2011.

Operating income (loss) - EGS

Operating loss for our EGS division for the three months ended February 29, 2012 was $393,000, compared to an operating income of $88,000 for the three months ended February 28, 2011.  This decrease in operating income is mainly due to a decrease in services and consulting revenue as discussed in the Revenue and Gross Profit sections above, offset by decreases in selling, general and administrative expenses also discussed above.

Interest expense - EGS

Interest expense for our EGS division for the three months ended February 29, 2012 increased by 24.5%, or $13,000, to $66,000 compared to interest expense of $53,000 for the three months ended February 28, 2011. This is primarily attributable to a higher balance on the Credit Facility.

Income tax expense (benefit) – EGS

We recorded an income tax benefit of $85,000 for the three months ended February 29, 2012 as compared to an income tax expense of $37,000 for the three months ended February 28, 2011.  For the three months ended February 28, 2011, we had pre-tax income of $36,000, yet had tax expense of $37,000.  This was primarily the result of the effect of permanently non-deductible expenses on a smaller pre-tax income base.  For the three months ended February 29, 2012, the effective tax rate was 18.7%, which can be attributed to the inclusion of inter-segment expenses that are eliminated in consolidation.

Consolidated Statements of Operations for the Six Months Ended February 29, 2012 compared with the Six Months Ended February 28, 2011.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Six Months Ended
	February 29,	February 28,
	2012	2011	Change	%
Revenues
Procurement services	$68,972	$88,737	$(19,765)	(22.3)%
Consulting and outsourcing	50,783	34,262	16,521	48.2%
Total Revenues	119,755	122,999	(3,244)	(2.6)%

Cost of Sales
Cost of procurement services	60,308	79,762	(19,454)	(24.4)%
Cost of consulting and outsourcing	39,070	24,941	14,129	56.6%
Total Cost of Sales	99,378	104,703	(5,325)	(5.1)%

Gross Profit
Procurement services	8,664	8,975	(311)	(3.5)%
Procurement services %	12.6%	10.1%

Consulting and outsourcing	11,713	9,321	2,392	25.7%
Consulting and outsourcing %	23.1%	27.2%

Total Gross Profit	20,377	18,296	2,081	11.4%
Total Gross Profit %	17.0%	14.9%

Operating expenses:
Selling, general, and administrative expenses	18,192	16,169	2,023	12.5%
Stock-based compensation	240	293	(53)	(18.1)%
Warrant liability adjustment	451	(429)	880	(205.1)%
Earnout liability adjustment	456	-	456	0.0%
Depreciation and amortization	2,681	1,440	1,241	86.2%
Total operating expenses	22,020	17,473	4,547	26.0%
Percent of revenues	18.4%	14.2%

Operating income (loss)	(1,643)	823	(2,466)	(299.6)%
Percent of revenues	-1.4%	0.7%

Other expense (income):
Interest income – other	(79)	(8)	(71)	887.5%
Interest expense	1,634	337	1,297	384.9%
Other	(3)	15	(18)	(120.0)%

Income (loss) before income tax expense (benefit)	(3,195)	479	(3,674)	(767.0)%
Income tax expense (benefit)	(911)	177	(1,088)	(614.7)%
Net income (loss)	$(2,284)	$302	$(2,586)	(856.3)%
Percent of revenues	-1.9%	0.2%

Results of Operations - ESI

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our ESI Results of Operations for the six months ended February 29, 2012 and February 28, 2011.

ESI
STATEMENTS OF OPERATIONS
(In thousands)

	Six Months Ended
	February 29,	February 28,
	2012	2011	Change	%
Revenues
Procurement services	$68,972	$88,737	$(19,765)	(22.3)%
Consulting and outsourcing	37,502	19,773	17,729	89.7%
Total Revenues	106,474	108,510	(2,036)	(1.9)%

Cost of Sales
Cost of procurement services	60,308	79,762	(19,454)	(24.4)%
Cost of consulting and outsourcing	27,132	13,089	14,043	107.3%
Total Cost of Sales	87,440	92,851	(5,411)	(5.8)%

Gross Profit
Procurement services	8,664	8,975	(311)	(3.5)%
Procurement services %	12.6%	10.1%

Consulting and outsourcing	10,370	6,684	3,686	55.1%
Consulting and outsourcing %	27.7%	33.8%

Total Gross Profit	19,034	15,659	3,375	21.6%
Total Gross Profit %	17.9%	14.4%

Operating expenses:
Selling, general, and administrative expenses	16,699	14,162	2,537	17.9%
Stock-based compensation	240	293	(53)	(18.1)%
Warrant liability adjustment	451	(429)	880	(205.1)%
Earnout liability adjustment	456	-	456	0.0%
Depreciation and amortization	2,230	983	1,247	126.9%
Total operating expenses	20,076	15,009	5,067	33.8%
Percent of revenues	18.9%	13.8%

Operating income (loss)	(1,042)	650	(1,692)	(260.3)%
Percent of revenues	(1.0)%	0.6%

Other expense (income):
Interest income – other	(76)	(7)	(69)	985.7%
Interest expense	1,514	230	1,284	558.3%
Other	(3)	15	(18)	(120.0)%

Income (loss) before income tax expense (benefit)	(2,477)	412	(2,889)	(701.2)%
Income tax expense (benefit)	(856)	83	(939)	(1131.3)%
Net income (loss)	$(1,621)	$329	$(1,950)	(592.7)%
Percent of revenues	(1.5)%	0.3%

Comparison of the Six Months Ended February 29, 2012 and February 28, 2011 - ESI

Revenues - ESI

Our ESI division’s total revenues decreased $2.0 million, or 1.9%, to $106.5 million for the six months ended February 29, 2012, compared to $108.5 million for the six months ended February 28, 2011.  The decrease in ESI revenue was primarily a result of the decrease in procurement services revenue that was substantially offset by an increase in consulting and outsourcing revenue.  Without the impact of the fiscal 2011 acquisitions, ESI’s revenue would have decreased $16.9 million, or 15.9%, to $89.6 million for the six months ended February 29, 2012, compared to $108.5 million for the six months ended February 28, 2011. The majority of this decrease can be attributed to timing delays from our education clients.

Procurement services revenue decreased $19.8 million, or 22.3%, to $69.0 million for the six months ended February 29, 2012, compared to $88.8 million for the six months ended February 28, 2011.  The majority of the procurement sales decline can be attributed to timing delays from our education clients.

Consulting and outsourcing revenue increased $17.7 million, or 89.7%, to $37.5 million for the six months ended February 29, 2012, compared to $19.8 million for the six months ended February 28, 2011.  This increase is primarily attributable to the fiscal 2011 acquisitions and an increase in commercial revenue, offset by a decline in revenue from our education clients.

Our ESI division’s revenues, by client type, are comprised of the following (in thousands):

	For the Six Months Ended
	February 29, 2012		February 28, 2011
Departments of the U.S. Government	$59,527	55.9%	$60,090	55.4%
Canadian Government Agencies	1,076	1.0%	1,308	1.2%
State and Local Governments	3,608	3.4%	2,255	2.1%
Commercial Companies	28,398	26.7%	11,759	10.8%
Education and other	13,865	13.0%	33,098	30.5%
Total Revenues	$106,474	100.0%	$108,510	100.0%

During the six months ended February 29, 2012 and February 28, 2011, U.S. governmental department and agency related revenues represented approximately 55.9% and 55.4% of total ESI revenues, respectively.  Revenues are diversified over a number of U.S. governmental departments and agencies.  Revenues from civilian and military U.S. governmental departments and agencies for the six months ended February 29, 2012 and February 28, 2011 remained relatively constant at $59.5 million and $60.1 million, respectively.

During the six months ended February 29, 2012 and February 28, 2011, revenues from commercial clients represented approximately 26.7% and 10.8% of total ESI revenues, respectively.  This increase is primarily related to the fiscal 2011 acquisitions as well as several new multiyear contracts that the Company won in the first quarter.

During the six months ended February 29, 2012, revenues from our education business decreased by approximately $19.2 million compared with the six months ended February 28, 2011.  This decrease can be attributed to timing delays from our education clients.

Gross profit – ESI

Aggregate gross profit for our ESI division increased $3.4 million, or 21.6%, to $19.0 million for the six months ended February 29, 2012 as compared to $15.6 million for the six months ended February 28, 2011.  Procurement services gross profit declined by $311,000.  This decline was due primarily to the decline in procurement services revenue described above and was partially offset by higher margin procurement services revenue which came primarily from our Federal clients.  Consulting and outsourcing gross profit increased by approximately $3.7 million.  Our fiscal 2011 acquisitions provided the majority of the increase in consulting and outsourcing gross profit, though this increase was partially offset by under-utilized personnel in our education business due to the timing delays in new projects discussed above.

Measured as a percentage of revenues, the gross profit margin for our ESI division increased to 17.9 % of our ESI division’s revenues for the six months ended February 29, 2012 from 14.4% for the six months ended February 28, 2011.  This increase can be attributed to a shift by the Company to consulting and outsourcing projects and higher gross margins in our procurement business, offset by lower margins in our consulting and outsourcing business (mainly due to under-utilized personnel in our education business).

Selling, general and administrative expenses - ESI

Selling, general and administrative expenses for our ESI division increased by $2.5 million, or 17.9%, to $16.7 million for the six months ended February 29, 2012, compared to $14.2 million for the six months ended February 28, 2011.

Excluding the effect of the acquisitions of Dinero, Covelix, and Emerging, selling, general and administrative expenses decreased by approximately $2.2 million as a result of the expense reduction initiative implemented in the fourth quarter of fiscal 2011. Corporate expenses are primarily recorded in our ESI segment

Stock-based compensation

Stock-based compensation for our ESI division decreased by $53,000, or 18.1%, to $240,000 for the six months ended February 29, 2012, compared to $293,000 for the six months ended February 28, 2011.  This expense relates to shares that have been awarded to management as a portion of their compensation that vested over the period.  The decrease can be attributed to fewer shares vesting for the six months ended February 29, 2012 as compared to the six months ended February 28, 2011.

Warrant liability adjustment

Warrant liability adjustment for our ESI division was a charge of $451,000 for the six months ended February 29, 2012 as compared to a credit of $429,000 for the six months ended February 28, 2011.  This expense relates to the stock warrants issued to our majority stockholder in August 2010 as well as the stock warrants issued in connection with the subordinated debt financings in August and December 2011.  These warrants are “marked-to-market” each reporting period, which can result in fluctuations in income or expense in future periods related to this non-cash credit or charge.

Earnout liability adjustment

Earnout liability adjustment for our ESI division was a charge of $456,000 for the six months ended February 29, 2012 as compared to a charge of $-0- for the six months ended February 28, 2011.  This expense relates to the contingent earnout liabilities associated with the fiscal 2011 acquisitions. These earnout liabilities are adjusted each reporting period based on valuation models that utilize relevant factors such as expected life and estimated probabilities of the acquisitions achieving the performance targets throughout the earnout periods.

Depreciation and amortization - ESI

Depreciation and amortization expense for our ESI division increased by 126.9%, or $1.2 million, to $2.2 million for the six months ended February 29, 2012, compared to $983,000 for the six months ended February 28, 2011.  The increase for the six months ended February 29, 2012 is attributable to the amortization of intangible assets in connection with the fiscal 2011 acquisitions and the depreciation associated with the installation of the Company’s new ERP system in the fourth quarter of fiscal 2011.

Operating income (loss) - ESI

The operating loss for our ESI division for the six months ended February 29, 2012, was $1.0 million as compared to an operating income of $650,000 for the six months ended February 28, 2011.  This decrease in operating income is mainly attributable to a net increase in non-cash operating expenses including stock-based compensation, warrant liability adjustment, earnout liability adjustment, depreciation and amortization described above.

Interest expense - ESI

Interest expense for the ESI division increased by $1.3 million to $1.5 million for the six months ended February 29, 2012, compared to $230,000 for the six months ended February 28, 2011.  This increase is attributable to interest on the subordinated debt and increased borrowings on our credit facility.

Income tax expense (benefit) - ESI

We recorded an income tax benefit of $856,000 for the six months ended February 29, 2012 as compared to an income tax expense of $83,000 for the six months ended February 28, 2011.  The effective benefit rate was 34.5% for the six months ended February 29, 2012 as compared to an effective tax rate of 20.1% for the six months ended February 28, 2011.  The lower effective benefit rate in the six months ended February 28, 2011 was primarily the result of the warrant liability adjustment that was partially offset by other permanent differences.

Results of Operations – EGS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our EGS Results of Operations for the six months ended February 29, 2012 and February 28, 2011

EGS
STATEMENTS OF OPERATIONS
(In thousands)

	Six Months Ended
	February 29,	February 28,
	2012	2011	Change	%
Revenues
Consulting and outsourcing	$13,281	$14,489	$(1,208)	(8.3)%
Total Revenues	13,281	14,489	(1,208)	(8.3)%

Cost of Sales
Consulting and outsourcing	11,938	11,852	86	0.7%
Total Cost of Sales	11,938	11,852	86	0.7%

Gross Profit

Consulting and outsourcing	1,343	2,637	(1,294)	(49.1)%
Consulting and outsourcing %	10.1%	18.2%

Total Gross Profit	1,343	2,637	(1,294)	(49.1)%
Total Gross Profit %	10.1%	18.2%

Operating expenses:
Selling, general, and administrative expenses	1,493	2,007	(514)	(25.6)%
Depreciation and amortization	451	457	(6)	(1.3)%
Total operating expenses	1,944	2,464	(520)	(21.1)%
Percent of revenues	14.6%	17.0%

Operating income (loss)	(601)	173	(774)	(447.4)%
Percent of revenues	(4.5)%	1.2%

Other expense (income):
Interest income – other	(3)	(1)	(2)	200.0%
Interest expense	120	107	13	12.1%

Income (loss) before income tax expense (benefit)	(718)	67	(785)	(1171.6)%
Income tax expense (benefit)	(55)	94	(149)	(158.5)%
Net loss	$(663)	$(27)	$(636)	2355.6%
Percent of revenues	(5.0)%	(0.2)%

Comparison of the Six Months Ended February 29, 2012 and February 28, 2011 - EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  Our EGS division’s total revenues decreased approximately $1.2 million, or 8.3%, to $13.3 million for the six months ended February 29, 2012, compared to $14.5 million for the six months ended February 28, 2011.  For the six months ended February 29, 2012, we experienced a decrease in revenue of approximately $1.4 million in our Business Analysis and Quality Assurance practice.  As previously mentioned, we have changed the model in this segment to increase direct placements and therefore we have experienced some turnover in our sales teams.  However, this decrease was partially offset by an increase in our ERP and Application Development practice of approximately $200,000 for the six months ended February 29, 2012.

Gross profit - EGS

Our EGS division’s gross profit decreased $1.3 million, or 49.1%, to $1.3 million for the six months ended February 29, 2012, compared to $2.6 million for the six months ended February 28, 2011.  We believe this decrease is related to the revenue decrease experienced by our Business Analysis and Quality Assurance practice discussed above as well as a change in the consultants’ compensation plan that the Company decided to implement in conjunction with the change in the business model discussed above.

Measured as percentages of revenues, the gross profit margin for our EGS division decreased to 10.1% of our EGS division’s revenues for the six months ended February 29, 2012 from 18.2% for the six months ended February 28, 2011.  We believe this decrease is mainly due to the increases in salaries and benefits related to our consultants in connection with a change to their compensation plan during the second quarter of fiscal 2011.

Selling, general and administrative expenses - EGS

Our EGS division’s selling, general and administrative expenses decreased $514,000, or 25.6%, to $1.5 million for the six months ended February 29, 2012, compared to $2.0 million for the six months ended February 28, 2011.  The decrease is primarily related to the cost reduction program undertaken by the Company during the fourth quarter of fiscal 2011 as well as the structural changes described above.

Depreciation and amortization - EGS

EGS division’s depreciation and amortization expense decreased $6,000, or 1.3%, to $451,000 for the six months ended February 29, 2012, compared to $457,000 for the six months ended February 28, 2011.

Operating income (loss) - EGS

Operating loss for our EGS division for the six months ended February 29, 2012 was $601,000, compared to an operating income of $173,000 for the six months ended February 28, 2011.  This decrease in operating income is mainly due to a decrease in services and consulting revenue as discussed in the Revenue and Gross Profit sections above and offset by decreases in selling, general and administrative expenses also discussed above.

Interest expense - EGS

Interest expense for our EGS division for the six months ended February 29, 2012 increased by 12.1%, or $13,000, to $120,000 compared to interest expense of $107,000 for the six months ended February 28, 2011.  This is primarily attributable to higher balances on the Credit Facility.

Income tax expense (benefit) – EGS

We recorded an income tax benefit of $55,000 for the six months ended February 29, 2012 as compared to an income tax expense of $94,000 for the six months ended February 28, 2011.  For the six months ended February 29, 2012, we had a pre-tax loss of $718,000, yet had tax benefit of $55,000.  Further, for the six months ended February 28, 2011, we had pre-tax income of $36,000, yet had tax expense of $94,000.  In both cases, this was primarily the result of the inclusion of inter-segment expenses that are eliminated in consolidation.

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

Liquidity and Capital Resources

The Company has incurred significant operating losses for fiscal 2011 as well as for the six months ended February 29, 2012.  In addition, the Company had a working capital deficit at both August 31, 2011 and February 29, 2012, and is dependent on its line of credit to finance working capital needs.  The 2011 loss can be attributed primarily to reduced procurement revenues from the federal business associated with the federal debt and budget crisis in 2011 and certain non-cash charges including warrant liability adjustment and earnout liability adjustment.  We believe the operating loss for the six months ended February 29, 2012 was related to timing delays with one of our education clients due to budgetary issues.

The U.S. government agencies we service have been slow in making payments of our procurement sales.  This delay in payments has caused the Company to experience large working capital fluctuations during the periods of peak government deliveries, and increased working capital requirements during these periods.  As a result, at times, we need to pay our vendors more quickly than we receive payments from the government, which leads to increases in our borrowing under the line of credit and a decline in liquidity.  Management has taken steps to improve the liquidity by increasing the long term borrowings over short term borrowings.  We obtained subordinated financing of $10 million in the fourth quarter of 2011, of which $2 million was used to pay down short term borrowings under the line of credit.  We also obtained subordinated financing of $3 million in December 2011, of which $2.5 million was used to pay down the line of credit.  In addition, management is taking further steps to improve the collection process with the government clients, however there can be no guarantee the efforts will be successful.  In addition, the fiscal 2011 loss can be attributed primarily to reduced procurement revenues from the federal business associated with the federal debt and budget crisis in 2011. We have managed our liquidity during this time through a cost reduction initiative that we implemented in the fourth quarter of 2011 and which is continuing into fiscal year 2012.

The Company believes that its existing resources together with available borrowings under its credit facility, the annualized cost savings from the cost reduction initiative described above, and expected cash flow from operations will provide sufficient liquidity for at least the next 12 months.

Net cash used in operations was $1.0 million for the six months ended February 29, 2012 as compared to net cash generated by operations of $1.5 million for the six months ended February 28, 2011.  Although we generated significant net loss for the six months ended February 29, 2012, the net loss was offset by decreased accounts receivable at February 29, 2012.  In addition, non-cash expenses including depreciation and amortization, deferred income tax benefit, stock-based compensation, earnout liability adjustment and warrant liability adjustment were $2.8 million for the six months ended February 29, 2012 as compared to $1.1 million for the six months ended February 28, 2011.  This increase can be attributed to amortization expense associated with identifiable intangible assets from the 2011 acquisitions.

Purchases of property and equipment for the six months ended February 29, 2012 and February 28, 2011 were $527,000 and $700,000, respectively.  The purchases for the six months ended February 29, 2012 and February 28, 2011 related primarily to the purchase of computer equipment for internal use and furniture and fixtures.

Net cash provided by financing activities for the six months ended February 29, 2012 and February 28, 2011 was $1.5 million and $641,000, respectively.  The increase in net cash provided by financing activities for the six months ended February 29, 2012 included proceeds of $3.0 million associated with the issuance of the subordinated debt financing in December 2011 offset by net repayments of the credit facility of $1.4 million.

We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit.  Cash at February 29, 2012 of $3.9 million represented a decrease of approximately $100,000 from cash of $4.0 million at August 31, 2011.

Credit Facility

On December 30, 2011, Emtec NJ, Emtec LLC, Emtec Federal, EGS LLC, Luceo, eBAS, Aveeva, EIS-US, KOAN-IT US, SDI, Dinero, Covelix and Emerging. (collectively the “Borrower”) entered into a Revolving Credit and Security Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association, as lender and agent (“PNC”).  The PNC Loan Agreement provides for a senior secured revolving credit facility in an amount not to exceed (i) $30.0 million for period from February 1 through August 31 each year during the term of the facility and (ii) $45.0 million the period from September 1 through January 31 each year during the term of the facility (the “PNC Credit Facility”).  The PNC Credit Facility also includes a $7.0 million sublimit for the issuance of letters of credit.  The proceeds of the PNC Credit Facility were used to refinance all of the Borrower’s outstanding indebtedness under a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (“DLL”) pursuant to which DLL provided a revolving credit loan and floorplan loan (the “DLL Credit Facility”), to pay off all indebtedness under a Loan Agreement with De Lage Landen Financial Services Canada Inc. (“DLL Canada”) pursuant to which DLL Canada provided EIS-Canada with a revolving credit line of C$5 million (the “Canadian Credit Facility”), to pay related costs and expenses and for working capital and other general corporate purposes.  The PNC Loan Agreement will remain in effect until December 29, 2014, unless sooner terminated by the Borrower or PNC.

As of February 29, 2012, the Company determined it was in compliance with its financial covenants under the PNC Credit Facility.

On March 20, 2012, the Borrower and Emtec Infrastructure Canada Corporation, a Canadian corporation (“Emtec Canada”) entered into a First Amendment and Joinder to Loan Documents (the “First Amendment”) with PNC, pursuant to which PNC has agreed to make certain amendments to the PNC Loan Agreement” and the Other Documents (as such term is defined in the PNC Loan Agreement and together with the PNC Loan Agreement, the “PNC Loan Documents”), including (1) joining Emtec Canada to the PNC Loan Documents, (2) amending the definition of EBITDA to revise certain add-backs and deductions thereto and (3) to revise the covenants and representations and warranties included in the PNC Loan Agreement to include certain customary covenants and representations and warranties relating to Emtec Canada.

The Company has a balance of $15.8 million outstanding under the revolving portion of the PNC Credit Facility at February 29, 2012.  At August 31, 2011, the Company had a balance of $17.2 million outstanding under the revolving portion of the DLL Credit Facility, and a balance of $1.0 million (included in the Company’s accounts payable) outstanding plus $2.2 million in open approvals under the floorplan portion of the DLL Credit Facility.  Net availability was $1.8 million under the revolving portion of the PNC Credit Facility as of February 29, 2012 and $4.9 million under the revolving portion of the DLL Credit Facility as of August 31, 2011.

Subordinated Debt

 On December 30, 2011, the Borrower entered into an Amended and Restated Subordinated Loan Agreement (the “Amended and Restated Subordinated Loan Agreement”) with NewSpring SBIC Mezzanine Capital II, L.P. (“NewSpring”) and Peachtree II, L.P. (“Peachtree” and, together with NewSpring, the “Investors”) pursuant to which: (i) Peachtree provided an additional subordinated term loan in an original principal amount of $3.0 million (together with the existing subordinated term loan from NewSpring in the original principal amount of $10.0 million, the “Amended and Restated Subordinated Credit Facility”), (ii) NewSpring was appointed as collateral agent, (iii) the Investors waived any event of default arising from (a) the Borrower failing to meet the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant (as set forth in the Subordinated Loan Agreement) for the trailing twelve months ending November 30, 2011 and (b) the Borrower failing to comply with the covenant in the Subordinated Loan Agreement prohibiting a Borrower name change without notice to, or the consent of, NewSpring, and (iv) the Investors agreed to make certain other amendments to the Subordinated Loan Agreement, including amending the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant to provide that the Registrant and its consolidated subsidiaries shall maintain as of the last business day of the fiscal quarters ending on February 28, 2012 and May 31, 2012, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA (as such terms are defined in the Amended and Restated Subordinated Loan Agreement) on a trailing twelve months basis for such period of not less 4.0 to 1.0 for the fiscal quarter ending on February 28, 2012 and of not less than 3.75 to 1.0 for the fiscal quarter ending on May 31, 2012.

The Company was granted a waiver from NewSpring and Peachtree for compliance with its financial covenants under the Amended and Restated Subordinated Loan Agreement for the quarter ended February 29, 2012.

Liquidity

We anticipate that our primary sources of liquidity in fiscal year 2012 will be cash generated from working capital management, operations, trade vendor credit and cash available to us under the PNC Credit Facility.  Our future financial performance will depend on our ability to continue to reduce and manage operating expenses and our ability to grow revenues.  Any loss of clients, whether due to price competition or technological advances, will have an adverse effect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses.

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

•
There are occasions when a client requests a transaction on a “bill and hold” basis.  We follow the ASC Topic 605-25 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of ASC Topic 605-25 are met.  We do not modify our normal billing and credit terms for these clients.  The client is invoiced at the date of revenue recognition when all of the criteria have been met.  As of February 29, 2012 and February 28, 2011, we did not have any bill and hold transactions.

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

Long-Lived Assets

Long-lived assets, including definite-lived intangible assets and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC Topic 350 Intangibles - Goodwill and Other and FASB ASC Topic 360 Property, Plant and Equipment.   Recoverability of definite-lived intangible assets and long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Item 4.     Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 29, 2012.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer, were appropriate to allow timely decisions regarding required disclosure and were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

In September 2011, the Company learned that it had been named as a defendant in another qui tam case alleging violations of the Trade Agreements Act. This case, designated United States ex rel. Sandager v. Dell Marketing, L.P., et al., was filed under seal in the United States District Court for the District of Minnesota on July 31, 2008.  The United States declined to intervene in the matter on September 30, 2009.  The Company has filed a motion to dismiss the lawsuit, which is currently pending before the Court.  At this time, the Company is unable to predict the timing and outcome of this matter.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Information required by this Item 2 previously was reported in our Current Report on Form 8-K dated January 6, 2012.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information

None.

Item 6.     Exhibits

Exhibit 10.1 - Revolving Credit and Security Agreement among the Companies and PNC, as lender and agent, dated December 30, 2011, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed January 6, 2012.

Exhibit 10.2 - Amended and Restated Subordinated Loan Agreement among the Companies, the Investors, and NewSpring, in its capacity as collateral agent for the Investors, dated December 30, 2011, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed January 6, 2012.

Exhibit 10.3 - Warrant issued to Peachtree by the Registrant, dated December 30, 2011, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed January 6, 2012.

Exhibit 10.4 - Amended and Restated Warrant issued to NewSpring by the Registrant, dated December 30, 2011, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed January 6, 2012.

Exhibit 10.5 - Amended and Restated Investor Rights Agreement among the Registrant and the Investors, dated December 30, 2011, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed January 6, 2012.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer of Emtec, Inc., dated April 16, 2012.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Gregory P. Chandler, Principal Financial Officer of Emtec, Inc., dated April 16, 2012.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer of Emtec, Inc., dated April 16, 2012.

Exhibit 32.2 - Section 1350 Certificate of Gregory P. Chandler, Principal Financial Officer of Emtec, Inc., dated April 16, 2012.

101.INS** XBRL Instance

101.SCH** XBRL Taxonomy Extension Schema

101.CAL** XBRL Taxonomy Extension Calculation

101.DEF** XBRL Taxonomy Extension Definition

101.LAB** XBRL Taxonomy Extension Labels

101.PRE** XBRL Taxonomy Extension Presentation

**XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Date: April 16, 2012