Form 10-Q
period 2012-05-31
EMTEC INC/NJ
filed 2012-07-16
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

  As of July 9, 2012, there were outstanding 17,616,437 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED MAY 31, 2012

  PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share and Share Data)

	May 31, 2012
	(Unaudited)	August 31, 2011
Assets
Current Assets
Cash	$1,982	$4,039
Receivables:
Trade, net of allowance for doubtful accounts	27,944	31,196
Other	730	2,223
Inventories, net	1,249	1,339
Prepaid expenses and other	3,298	3,440
Deferred tax asset - current	1,244	1,142
Total current assets	36,447	43,379

Property and equipment, net	3,807	4,284
Intangible assets, net	15,504	18,406
Goodwill	18,470	18,609
Deferred tax asset- long term	916	839
Other assets	1,751	1,090
Total assets	$76,895	$86,607

Liabilities, Put Options and Stockholders' Equity

Current Liabilities

Line of credit	$13,709	$17,222
Current portion of capital lease obligation	81	245
Accounts payable	16,030	17,847
Income taxes payable	241	310
Accrued liabilities	9,592	12,095
Due to former stockholders of acquired companies	-	727
Customer deposits	-	34
Current portion earn-out liabilities	1,470	1,616
Deferred revenue	1,933	2,113
Total current liabilities	43,056	52,209

Deferred tax liability	2,555	3,752
Earn-out liabilities, net of current portion	3,228	3,148
Warrant liabilities	2,279	1,452
Put option and restricted stock liability in connection with acquisition of Dinero	196	98
Capital lease obligation, net of current portion	189	189
Subordinated debt, net of original issue discount	12,527	9,520
Accrued liabilities	169	163
Total liabilities	64,199	70,531

Commitments and contingencies (Note 13)

Put options in connection with SDI, Covelix and Emerging acquisitions	2,166	2,166

Stockholders' Equity
Common stock $0.01 par value; 30,000,000 shares authorized; 17,616,437 and 17,619,813 shares issued and outstanding at May 31, 2012 and August 31, 2011, respectively	176	177
Additional paid-in capital	16,824	16,589
Accumulated deficit	(6,303)	(3,093)
Accumulated other comprehensive income (loss)	(167)	237
Total stockholders' equity	10,530	13,910

Total liabilities, put options and stockholders' equity	$76,895	$86,607

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except per Share and Share Data)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Revenues

Procurement services	$23,926	$24,652	$92,898	$113,389
Consulting and outsourcing	26,773	20,207	77,556	54,469

Total Revenues	50,699	44,859	170,454	167,858

Cost of Revenues

Cost of procurement services	20,775	21,980	81,083	101,742
Cost of consulting and outsourcing	20,864	15,072	60,884	40,013

Total Cost of Revenues	41,639	37,052	141,967	141,755

Gross Profit

Procurement services	3,151	2,672	11,815	11,647
Consulting and outsourcing	5,909	5,135	16,672	14,456

Total Gross Profit	9,060	7,807	28,487	26,103

Operating expenses:

Selling, general, and administrative expenses	7,793	8,025	25,035	24,195
Stock-based compensation	93	144	332	437
Warrant liability adjustment	304	(49)	755	(478)
Earnout liability adjustment	(22)	-	434	-
Depreciation and amortization	1,314	856	3,995	2,296
Total operating expenses	9,482	8,976	30,551	26,450

Operating loss	(422)	(1,169)	(2,064)	(347)

Other expense (income):
Interest income – other	(10)	(7)	(88)	(14)
Interest expense	848	184	2,482	521
Other	(53)	(2)	(56)	14

Loss before income tax benefit	(1,207)	(1,344)	(4,402)	(868)
Income tax benefit	(281)	(532)	(1,192)	(355)
Net loss	$(926)	$(812)	$(3,210)	$(513)

Net loss per common share
Basic and diluted	$(0.06)	$(0.05)	$(0.19)	$(0.03)

Weighted Average Shares Outstanding
Basic and diluted	16,636,441	15,824,147	16,636,441	15,701,185

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011

Net income (loss)	$(926)	$(812)	$(3,210)	$(513)
Foreign currency translation adjustment, net of taxes	(218)	105	(404)	178
Total other comprehensive income (loss)	$(1,144)	$(707)	$(3,614)	$(335)

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended May 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(3,210)	$(513)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation and amortization	3,995	2,296
Amortization of original issue discount associated with subordinated debt	79	-
Deferred income tax benefit	(1,375)	68
Stock-based compensation	332	437
Earnout liability adjustment	434	-
Warrant liability adjustment	755	(478)

Changes In Operating Assets and Liabilities
Receivables	4,745	14,701
Inventories	90	(124)
Prepaid expenses and other assets	(519)	(1,808)
Accounts payable	(1,816)	(7,308)
Customer deposits	(35)	(93)
Income taxes payable	(69)	(274)
Accrued liabilities	(2,415)	(1,648)
Due to former stockholders of acquired companies	(727)	2
Deferred revenue	(180)	454
Net Cash Provided by Operating Activities	84	5,712

Cash Flows From Investing Activities
Purchases of property and equipment	(692)	(2,293)
Acquisition of businesses, net of cash acquired	-	(1,463)
Acquisitions related contingent earnout	(500)	-
Net Cash Used In Investing Activities	(1,192)	(3,756)

Cash Flows From Financing Activities
Net decrease in line of credit	(3,513)	(1,492)
Repayments under capital lease	(164)	(63)
Proceeds from issuance of long term subordinated debt and warrants	3,000	-
Net Cash Used In Financing Activities	(677)	(1,555)

Effect of exchange rates on cash	(272)	110

Net Increase (decrease) in Cash	(2,057)	511
Beginning Cash	4,039	2,372

Ending Cash	$1,982	$2,883
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$77	$524
Interest	$2,364	$872

Supplemental Disclosures of Non Cash Investing and Financing Activities

In January 2011 the Company entered into a capital lease for computer equipment and related hardware with a value of $468.

In May 2011 and 2010, the Company increased goodwill by $-0- and $380, respectively.  This increase was related to earnout paymentsassociated with the Luceo acquisition.  As of May 31, 2012 and 2011, this earnout was not paid and are included in Accrued Liabilities of the Statements of Cash Flow.

In connection with the acquisitons of Covelix, March 2011, the Company recorded a put option liability embeddedin the stock issued as part of the purchase price consideration.  As of May 31, 2011, this put option liabilty is included Accrued Liabilities of the Statements of Cash Flow.  See Note 4 for additional information.

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

Segment Reporting

The Company divides its operating activity into two operating segments for reporting purposes: Emtec Systems Integration (“ESI”) and Emtec Global Sourcing (“EGS”).  The Company changed the names of these segments in 2010, however historical numbers associated with these segments remain the same.  Our ESI segment provides clients a wide variety of services including outsourced consulting application services and infrastructure consulting and outsourcing.  Our EGS segment provides our clients the opportunity to take advantage of our consulting resources and offshore resources when they are not specifically looking for us to manage their project.  We will continue to reassess our segment reporting structure in accordance with Accounting Standards Codification Topic 280 Segment Reporting.

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, receivable valuations, impairment of goodwill and other long-lived assets, income taxes and valuations of put instruments and earnout obligations relating to acquisitions.  Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances.  The Company reviews these matters and reflects changes in estimates as appropriate.  Actual results could differ materially from those estimates.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and trade receivables approximates their carrying values due to their short maturities.  The fair value of non-current financial instrument assets and liabilities approximate their carrying value unless otherwise stated.  The carrying value of the PNC Credit Facility approximated its fair value due to its variable interest rate.  In addition, the carrying value of the subordinated debt approximates its fair value as the issuance dates, August 15, 2011 and December 30, 2011, are close in proximity to the May 31, 2012 date of the financial statements.  Furthermore, there have been no changes to the credit markets or the Company’s financial position since the issuance dates that would impact the fair value of the subordinated debt in any material respect.

In accordance with FASB ASC Topic 820 Fair Value Measurement, the estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value based upon the following fair value hierarchy:

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of May 31, 2012 and August 31, 2011 (in thousands):

	Level	May 31, 2012	August 31, 2011
Warrant liability	2	$2,279	$1,452
Earn-out liabilities	3	$4,698	$4,764

The warrant liabilities were recorded at fair value based on upon valuation models that utilize relevant factors such as expected life, volatility of the Company’s stock price, and the risk free interest rate.

The following table summarizes the changes in earnout liabilities for the nine months ended May 31, 2012 (in thousands):

Earnout Liabilities
Balance at August 31, 2011	$4,764
Valuation adjustments	434
Payments	(500)
Balance at May 31, 2012	$4,698

The earnout liabilities were recorded at fair value based on valuation models that utilize relevant factors such as expected life and estimated probabilities of the acquired companies achieving the performance targets throughout the earnout periods.  Unobservable inputs used in the valuation of the earnout liabilities included discount rates, ranging from 19% to 21%, and probabilities, ranging from 10% to 95%, associated with the achievement of the earnout targets in future years.

A significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the probabilities, in isolation, would result in a significantly higher (lower) fair value measurement.

Financing Costs

Financing costs incurred are amortized over the life of the associated financing arrangements. Amortization expense totaled approximately $97,000 and $-0- for the three months ended May 31, 2012 and 2011, respectively.  During the nine months ended May 31, 2012 and 2011, amortization expense totaled approximately $238,000 and $-0-, respectively.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  The changes in the carrying amount of goodwill for the nine months ended May 31, 2012 by reportable segment are as follows (in thousands):

	EIS	EGS	Total
Balance at August 31, 2011	16,222	2,386	18,609
Foreign currency translation effect of Canadian goodwill	(56)	-	(56)
Adjustment to Covelix goodwill	(94)	-	(94)
Adjustment to Dinero goodwill	11	-	11
Balance at May 31, 2012	$16,083	$2,386	$18,470

In accordance with ASC Topic 350 Intangibles - Goodwill and Other, goodwill is not amortized, but rather tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is tested for impairment at one level below an operating segment (also known as a reporting unit) in accordance with the guidance of ASC Topic 350. These reporting units are comprised of Systems Division, KOAN-IT, Luceo, eBAS/Aveeva, SDI, Dinero, Covelix and Emerging.  The Company has set an annual impairment testing date of June 1. However, the Company has not yet completed its annual impairment testing as of June 1, 2012.

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

In accordance with ASC Topic 350, the Company performed its annual impairment testing as of June 1, 2011.  Based on this testing and its continued monitoring of market conditions and the operating performance of its reporting units, the Company does not currently believe that there is an indication of goodwill impairment at May 31, 2012.  However, if current market conditions change and the Company’s estimated value(s) under the income and/or market-based approaches is/are affected, then it is possible that the Company could have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

At May 31, 2012 and August 31, 2011, the components of identifiable intangible assets are as follows (in thousands):

	May 31, 2012	August 31, 2011
Customer relationships	$21,458	$21,458
Noncompete agreements	2,418	2,418
Software technology	14	14
Trademarks	169	169
Trade names	1,563	1,563
Foreign currency translation adjustment	89	167
	25,711	25,789
Accumulated amortization	(10,198)	(7,367)
Foreign currency translation adjustment	(8)	(16)
Balance, ending	$15,505	$18,406

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

Amortization expense related to intangible assets was $911,000 and $593,000 for the three months ended May 31, 2012 and 2011, respectively.  For the nine months ended May 31, 2012 and 2011, amortization expense was $2.8 million and $1.6 million, respectively.  We currently expect future amortization to be as follows (in thousands):

Years ending August 31,
2012	$3,688
2013	$3,640
2014	$2,991
2015	$2,860
2016	$2,413

Long-lived assets, including customer relationships, noncompete agreements, software technology, trademarks and trade names, as well as property and equipment, are tested for recoverability in accordance with ASC Topic 350 Intangibles - Goodwill and Other and ASC Topic 360 Property, Plant and Equipment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.  No impairment of long-lived assets occurred during the three or nine months ended May 31, 2012 or May 31, 2011.

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

The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards and warrants had been exercised as of the end of the period and cash received from the exercise were used to repurchase shares in the open market (the “Treasury Share Method”).  Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 2,390,165 shares and 1,706,594 shares for the three month periods ended May 31, 2012 and 2011, respectively, and 3,038,836 shares and 1,382,879 shares for the nine month periods ended May 31, 2012 and  2011, respectively. Diluted shares for the three and nine month periods ended May 31, 2012 and 2011 were not included in the calculation of diluted net loss per share because the effect of the inclusion would be anti-dilutive. In addition, outstanding warrants to purchase 1,401,733 and 1,401,733 common shares as of May 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Income Taxes

The Company conducts business in the United States, Canada and India.  With respect to its U.S. operations, the Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company accounts for income taxes in accordance with ASC Topic 740 Income Taxes.  The Company files a federal consolidated tax return that includes all U.S. entities.  The Company also files several combined/consolidated state tax returns and several separate state tax returns.  Deferred taxes result from temporary differences, which are the differences between the financial reporting and tax bases of assets and liabilities.  Deferred tax assets are recognized for tax loss carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred taxes result from timing differences primarily relating to net operating losses, bad debts, inventory reserves, deferred revenue, fixed asset depreciation, compensation expenses and intangible asset amortization.

With a few exceptions, the Company is no longer subject to federal, state or local income tax examinations for tax returns filed for fiscal years 2008 and prior.

Reconciliation of liabilities for unrecognized tax benefits for the nine months ended May 31, 2012 and 2011 (in thousands) are as follows:

	2012	2011

Balance at September 1, 2011 and 2010	$197	$212

Unrecognized tax positions of prior periods:
Increase	-	-
Decrease	-	-

Unrecognized tax positions for the three months:
Increase	-	1
Decrease	-	-

Decrease in Unrecognized tax benefits due to settlements	-	-

Decrease in Unrecognized tax benefits due to lapse of statute of limitations	-	-

Balance at May 31, 2012 and 2011	$197	$213

	For the Nine Months Ended May 31,
	2012	2011

Total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$86	$97

Accrued interest and penalties for unrecognized tax benefits	$128	$117

Interest and penalties classified as income tax expense	$16	$17

3. Liquidity

The Company has incurred significant operating losses for fiscal 2011 as well as for the nine months ended May 31, 2012.  In addition, the Company had a working capital deficit at August 31, 2011 and May 31, 2012, and is dependent on its line of credit to finance its working capital needs.  The 2011 loss can be attributed primarily to reduced procurement revenues from the federal business associated with the federal debt and budget crisis in 2011 and certain non-cash charges including a warrant liability adjustment and an earnout liability adjustment.  We believe the operating loss for the nine months ended May 31, 2012 was  related primarily to timing delays with one of our education clients due to budgetary issues.  We have managed our liquidity during this time through a cost reduction initiative that we implemented in the fourth quarter of fiscal 2011 and borrowings under our credit facility.

The Company believes that its existing resources together with available borrowings under its credit facility, the annualized cost savings from the cost reduction initiative described above and expected cash flow from operations will provide sufficient liquidity for at least the next 12 months.

4. Acquisitions

Dinero Solutions, LLC and Covelix, Inc.

On February 3, 2011 and March 1, 2011, EGS LLC, a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding equity interest or stock of Dinero and Covelix, respectively.  The Company may be required to pay additional variable cash and stock consideration each year for the next three years on the anniversary of the respective acquisition dates that is contingent upon the achievement of certain performance milestones.  The aggregate fair value of the contingent consideration arrangement at the respective acquisition dates was $1.1 million.  The Company estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market.  As of May 31, 2012, the contingent consideration liability associated with these acquisitions was $1.2 million, net of a $500,000 earnout payment during the quarter ended May 31, 2012, based on valuation models that utilize relevant factors such as expected life and the estimated probabilities of Dinero and Covelix achieving the performance targets throughout the earnout periods.  The Company recorded expense on its consolidated statements of operations of $130,000 and $-0- for the three months ended May 31, 2012 and 2011, respectively.  For the nine months ended May 31, 2012 and 2011, the Company recorded expense on its consolidated statements of operations of $572,000 and $-0-, respectively.

The equity included in the reported aggregate consideration of one of the acquisitions consisted of the fair value of the “puttable” restricted common stock of the Company at the acquisition date.  The “put” feature embedded in the restricted common stock allows each former shareholder a one-time election to put all of their restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  However, the exercise of the one-time put option is contingent upon the acquired company achieving a certain performance milestone measured over a three-year period.  Management calculated the fair value of the put using a Black-Scholes valuation model.  In accordance with SEC Accounting Series Release No. 268 Presentation in Financial Statements of Redeemable Preferred Stocks, the puttable stock is subject to equity accounting and is classified on the Company’s balance sheet as temporary equity.

As part of the purchase, the Company issued restricted common stock to a former sole member of one of the acquired companies. The shares vest over a three-year period contingent upon the acquired company achieving certain performance milestones and the continued employment of its former sole member. Pursuant to ASC Topic 805-10-55, Business Combinations – Overall – Implementation, the restricted stock is being treated as compensation rather than additional consideration since the vesting of the stock is linked to the continued employment at the Company of the former sole member of the acquired company. Furthermore, the restricted stock issued contains an embedded “put” feature that allows the former sole member of the acquired company a one-time election to put all of his restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  However, the exercise of the one-time put option is contingent upon the acquired company achieving a certain performance milestone measured over a three-year period.  Management has determined that it is probable, as of May 31, 2012, that the acquired company will achieve the performance milestones for the vesting of the restricted stock and the put option and has calculated the fair value of the restricted stock and “put” using a Black-Scholes valuation model. In accordance with ASC Topic 718, Compensation – Stock Compensation, the puttable stock is subject to liability accounting.  At May 31, 2012 and August 31, 2011, the Company recorded a net liability of $196,000 and $52,000 on its balance sheet, respectively.  The Company recorded expense of $40,000 and $52,000 on its consolidated statements of operations associated with the fair value of the restricted stock and put for the three months ended May 31, 2012 and 2011, respectively.  For the nine months ended May 31, 2012 and 2011, the Company recorded expense associated with the fair value of the restricted stock and put on its consolidated statements of operations of $107,000 and $52,000, respectively.

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

In addition, the Company may be required to pay additional variable cash and stock consideration each year for the next three years on the anniversary of closing that is contingent upon the achievement of certain performance milestones.  The fair value of the contingent consideration arrangement at the acquisition date was $3.0 million.  The Company estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation.  This fair value is based on significant inputs not observable in the market.  As of May 31, 2012, the contingent consideration liability associated with this acquisition was $2.8 million based on valuation models that utilize relevant factors such as expected life and the estimated probabilities of Emerging achieving the performance targets throughout the earnout periods.  The Company recorded income on its consolidated statements of operations of $192,000 and $-0- for the three months ended May 31, 2012 and 2011, respectively.  For the nine months ended May 31, 2012 and 2011, the Company recorded income on its consolidated statements of operations of $163,000 and $-0-, respectively.

5.  Stock-Based Compensation

The second amendment to the Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the Company’s stockholders on January 20, 2011.  The 2006 Plan authorizes the granting of stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards to directors and eligible associates.  The second amendment increased the aggregate number of shares of Common Stock available for issuance under the 2006 Plan from 2,543,207 shares to 9,543,207 shares.  Options under the 2006 Plan may not be granted with an exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of an incentive stock option granted to a stockholder owning more than 10% of the common stock of the Company or any of its subsidiaries).  Options under the 2006 Plan have terms from 7 to 10 years.  Certain options vest immediately and others vest over a term of up to 4 to 5 years.

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

A summary of stock options for the nine months ended May 31, 2012 is as follows:

For the Nine Months Ended May 31, 2012	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value *
Options Outstanding -September 1, 2011	416,333	$1.12
Options Granted	40,000	$0.50
Options Exercised	-	-
Options Forfeited or Expired	(57,000)	$1.13
Options Outstanding - May 31, 2012			4.57 years	$14,300
	399,333	$1.06
			4.44 years	14,300
Options Exercisable - May 31, 2012	384,833	$1.06

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the nine months ended May 31, 2012.

A summary of stock options for the nine months ended May 31, 2011 is as follows:

For the Nine Months Ended May 31, 2011	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (a)
Options Outstanding -September 1, 2010	413,333	$1.13
Options Granted	20,000	$1.04
Options Exercised	-	-
Options Forfeited or Expired	(1,000)	$1.31
			5.31 years	$23,525
Options Outstanding - May 31, 2011	432,333	$1.13

Options Exercisable -May 31, 2011	382,533	$1.13	5.18 years	23,525

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the nine months ended May 31, 2011.

Non-vested Stock (Restricted Stock)

The following table summarizes the Company’s restricted stock activity during the nine months ended May 31, 2012:

For the Nine Months Ended May 31, 2012	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2011	1,222,369	$0.71
Granted	70,000	$0.33
Vested	(271,285)	$1.01	$142,931	(a)
Forfeited	(73,376)	$0.87
Nonvested - May 31, 2012	947,708	$0.58	$638,443	(b)

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

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s average closing stock price for the nine months ended May 31, 2012 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

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

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s average closing stock price for the nine months ended May 31, 2011 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the Over-the-Counter Pink Sheet market on the date of grant over the vesting period on a straight-line basis.

Stock Options and Non-vested Stock

Stock-based compensation costs related to the 2006 Plan totaled $52,000 and $104,000 for the three months ended May 31, 2012 and 2011, respectively, and $226,000 and $385,000 for the nine months ended May 31, 2012 and 2011, respectively.  As of May 31, 2012, the Company had $223,000 of unrecognized compensation cost related to the 2006 Plan.  The unrecognized compensation cost is expected to be recognized over a remaining period of 4 years.

Stock Appreciation Rights

On May 21, 2012, the Company granted Mr. Gregory P. Chandler, the Company's Chief Financial Officer, a stock appreciation right award under the 2006 Plan covering 657,542 shares of the Common Stock, with a per share base price of $1.75 (the “Award”).  The purpose of the Company’s stock appreciation right program, pursuant to which the Award was granted, is to motivate the Company’s management team to substantially increase the value of the Company in a manner that will allow all stockholders to realize such increase in value.  Mr. Chandler’s Award will have no value unless our Common Stock value exceeds $1.75 per share in a liquidity event, which is substantially higher than the trading price of our Common Stock as of the grant date.

Subject to Mr. Chandler’s continued employment with the Company from the grant date through the applicable vesting date, 10% of the Award will become vested on each of August 31, 2012, August 31, 2013, August 31, 2014, August 31, 2015 and August 31, 2016.  The remaining 50% of the Award, as well as any other portion of the Award that is then unvested, will become vested upon the occurrence of a liquidity event if one of the two following conditions is satisfied: (i) Mr. Chandler is employed by the Company on the date of such liquidity event; or (ii) if such liquidity event is a change in control, Mr. Chandler’s employment is terminated without cause or for good reason, in either case, after the date on which a letter of intent relating to the change in control that is binding with respect to exclusivity has been executed and the change in control that is the subject of such letter of intent is consummated within 180 days after the date of such termination of employment.  Notwithstanding the foregoing, in the event that the per share equity value upon the occurrence of a liquidity event is not greater than $1.75, then no portion of the Award shall become vested in connection with such liquidity event and the entire Award (whether or not vested) will be immediately forfeited.  In the event that a liquidity event does not occur on or before August 31, 2017, then the entire Award, whether or not vested, will be immediately forfeited.

To the extent vested, the Award will become exercisable immediately prior to the occurrence of a liquidity event.  Upon the exercise of the Award, Mr. Chandler is entitled to receive a number of shares of Common Stock having a fair market value on the date of exercise equal to the product of (x) the difference between the fair market value of one share of Common Stock on the date of exercise and the base price and (y) the number of shares of Common Stock with respect to which the Award is then being exercised.

In the event of Mr. Chandler’s termination of employment for cause, the entire Award, whether or not vested, will be immediately forfeited.  In the event of Mr. Chandler’s termination of employment for any reason other than for cause, the unvested portion of the Award will generally be immediately forfeited and the vested portion of the Award will remain outstanding and, to the extent not then exercisable, will be eligible to become exercisable upon the occurrence of a liquidity event.

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments awarded to employees, including stock appreciation rights.  Under ASC 718, accruals of compensation cost for an award with a performance condition should be based on the probable outcome of that performance condition—compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved.  If an award has multiple performance conditions (for example, if the number of options or shares an employee earns varies depending on which, if any, of two or more performance conditions is satisfied), compensation cost should be accrued if it is probable that a performance condition will be satisfied.  In making that assessment, it may be necessary to take into account the interrelationship of those performance conditions.

As of May 31, 2012, the Company has not recorded compensation expense associated with Mr. Chandler’s Award as of May 31, 2012.  However, if the Company determines that a liquidity event is probable, compensation expense associated with Mr. Chandler’s Award will be recorded at that time.

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

The DARR Warrant entitles the Investor to purchase 1,401,733 shares of Common Stock at $2.11 per share and expires on August 2, 2015.  The DARR Warrant also contains provisions for cashless exercise and weighted average anti-dilution protection for subsequent issuances or deemed issuances of Common Stock by the Company for consideration per share less than the per share exercise price of the DARR Warrant in effect immediately prior to such issuance or deemed issuance.  In connection with the issuance of the DARR Warrant and in compliance with ASC Topic 815 Derivatives and Hedging, the Company recorded a liability on August 2, 2010 of $916,000.  At May 31, 2012 and August 31, 2011, the liability related to the DARR Warrant recorded on the Company’s balance sheet was $1.0 million and $732,000, respectively.  The Company recorded (income) expense on its consolidated statements of operations of $105,000 and $(49,000) for the three months ended May 31, 2012 and 2011, respectively, and $283,000 and $(478,000) for the nine months ended May 31, 2012 and 2011, respectively, as a result of adjusting the warrant liability to fair value.  Because the Company’s stock is thinly traded, there may continue to be adjustments associated with determining the fair value of the liability related to the DARR Warrant in future periods.

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

In connection with the issuance of the NewSpring Warrant and in compliance with ASC Topic 470-20 Debt with Conversion and Other Options, the subordinated note issued to NewSpring under the Subordinated Loan Agreement (as defined below) has been discounted by the fair value of the NewSpring Warrant, calculated to be $484,000 at time of issuance.  This amount is being amortized as additional interest expense and accretes the note to face value on the Company’s balance sheet at maturity.  The Company determined the fair value of the NewSpring Warrant by using the Black-Scholes pricing model.  At May 31, 2012 and August 31, 2011, the liability recorded on the Company’s balance sheet was $972,000 and $719,000, respectively.  The Company recorded expense on its consolidated statements of operations of $153,000 and $-0- for the three months ended May 31, 2012 and 2011, respectively, and $255,000 and $-0- for the nine months ended May 31, 2012 and 2011, respectively, as a result of adjusting the warrant liability to fair value.  Because the Company’s stock is thinly traded, there may continue to be adjustments associated with determining the fair value of the liability related to the NewSpring Warrant in future periods.

Peachtree

In connection with the Amended and Restated Subordinated Credit Facility (as defined below), on December 30, 2011, the Registrant issued to Peachtree the Peachtree Warrant, which allows Peachtree to purchase the number of shares of Common Stock equal to 1.5% of the Common Stock outstanding at the time of, and after giving effect to, the exercise of the Peachtree Warrant (based on the “treasury stock method”) in accordance with the generally accepted accounting principles applicable in the United States of America and determined using the same principles, assumptions and estimates that are used by the Company in the preparation of its financial statements and assuming the exercise or conversion of all securities that are directly or indirectly exercisable for or convertible into Common Stock). The exercise price for the Common Stock is $0.01 per share, which may be paid through a cashless exercise.  The Peachtree Warrant expires on December 30, 2021.

In connection with the issuance of the Peachtree Warrant and in compliance with ASC Topic 470-20 Debt with Conversion and Other Options, the subordinated note issued to Peachtree under the Subordinated Loan Agreement (as defined below) has been discounted by the fair value of the Peachtree Warrant, calculated to be $73,000 at time of issuance.  This amount is being amortized as additional interest expense and accretes the note to face value on the Company’s balance sheet at maturity.  The Company determined the fair value of the Peachtree Warrant by using the Black-Scholes pricing model.  At May 31, 2012 and August 31, 2011, the liability recorded on the Company’s balance sheet was $292,000 and $-0-, respectively.  The Company recorded expense on its consolidated statements of operations of $46,000 and $-0- for the three months ended May 31, 2012 and 2011, respectively, and $219,000 and $-0- for the nine months ended May 31, 2012 and 2011, respectively, as a result of adjusting the warrant liability to fair value.  Because the Company’s stock is thinly traded, there may continue to be adjustments associated with determining the fair value of the liability related to the Peachtree Warrant in future periods.

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

On March 20, 2012, the Borrower and EIS Canada entered into a First Amendment and Joinder to Loan Documents (the “First Amendment”) with PNC, pursuant to which PNC agreed to make certain amendments to the PNC Loan Agreement and the Other Documents (as such term is defined in the PNC Loan Agreement and together with the PNC Loan Agreement, the “PNC Loan Documents”), including (1) joining EIS Canada to the PNC Loan Documents, (2) amending the definition of EBITDA to revise certain add-backs and deductions thereto and (3) revising the covenants and representations and warranties included in the PNC Loan Agreement to include certain customary covenants and representations and warranties relating to EIS Canada.

To secure the payment of the obligations of EIS Canada under the PNC Loan Agreement, EIS Canada granted to PNC a security interest in, and a lien upon, all of its interests in its assets, including accounts, securities entitlements, securities accounts, futures accounts, futures contracts and investment property, deposit accounts, instruments, documents, chattel paper, inventory, goods, equipment, fixtures, agricultural liens, as-extracted collateral, letter of credit rights and intangibles of every kind.  All such security interests are subject to the terms of the Subordination Agreement.

The Company had a balance of $13.7 million outstanding under the revolving portion of the PNC Credit Facility at May 31, 2012.  At August 31, 2011, the Company had a balance of $17.2 million outstanding under the revolving portion of the DLL Credit Facility, and a balance of $1.0 million (included in the Company’s accounts payable) outstanding plus $2.2 million in open approvals under the floorplan portion of the DLL Credit Facility.  Net availability was $5.1 million under the revolving portion of the PNC Credit Facility as of May 31, 2012 and $4.9 million under the revolving portion of the DLL Credit Facility as of August 31, 2011.

As of May 31, 2012, the Company determined it was in compliance with its financial covenants under the PNC Credit Facility.

8. Subordinated Debt

On August 15, 2011, the Borrower entered into a Subordinated Loan Agreement (the “Subordinated Loan Agreement”) with NewSpring.  The Subordinated Loan Agreement provided for a subordinated term loan in an original principal amount of $10.0 million (the “Subordinated Credit Facility”).  The proceeds of the Subordinated Credit Facility were used to pay a portion of the purchase price for the acquisition of Emerging, to pay down a portion of the amount outstanding under the DLL Credit Facility and to pay related costs and expenses.  Borrowings under the Subordinated Loan Agreement will bear regular interest at a rate equal to 12.0% per annum on the outstanding principal amount.  Accrued and unpaid regular interest is payable on the last business day of each fiscal quarter beginning with November 30, 2011.  Borrowings under the Subordinated Loan Agreement will bear additional interest at a rate equal to 2.0% per annum and this accrued and unpaid additional interest of 2.0% can be, at the Borrower’s option, paid in cash, or added to the principal amount outstanding on the last business day of each fiscal quarter beginning with November 30, 2011.

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

As of May 31, 2012, the Company has determined it was in compliance with its financial covenants under the Amended and Restated Subordinated Loan Agreement with NewSpring and Peachtree.  NewSpring and Peachtree have agreed that the total funded senior debt to pro forma adjusted EBITDA financial covenant under the Amended and Restated Subordinated Loan Agreement would not be applicable for the quarter ended May 31, 2012.

9.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, consist of the following (in thousands):

	For the Three Months Ended
	May 31, 2012		May 31, 2011
Departments of the U.S. Government	14,309	28.2%	$12,036	26.9%
Canada Government Agencies	603	1.2%	991	2.2%
State and Local Governments	1,498	3.0%	2,465	5.5%
Commercial Companies	21,176	41.8%	14,673	32.7%
Education and other	13,113	25.9%	14,694	32.8%
Total Revenues	$50,699	100.0%	$44,859	100.0%

	For the Nine Months Ended
	May 31, 2012		May 31, 2011
Departments of the U.S. Government	$73,837	43.3%	$72,124	43.0%
Canadian Government Agencies	$1,679	1.0%	$2,301	1.4%
State and Local Governments	$5,106	3.0%	$4,720	2.8%
Commercial Companies	$62,855	36.9%	$40,921	24.4%
Education and other	$26,977	15.8%	$47,792	28.5%
Total Revenues	$170,454	100.0%	$167,858	100.0%

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

The trade account receivables consist of the following (in thousands):

	May 31, 2012	August 31, 2011
Trade receivables	$28,404	$31,682
Allowance for doubtful accounts	(460)	(486)
Trade receivables, net	$27,944	$31,196

Trade receivables include $3.9 million and $3.0 million of unbilled revenue as of May 31, 2012 and August 31, 2011, respectively.

Major Customers

Sales to major customers, representing at least 10% of total revenue for a period consist of the following (in thousands):

	For the Three Months Ended
	May 31, 2012		May 31, 2011
School District #1	$9,112	18.0%	$10,005	22.3%
School District #2	3,743	7.4%	4,403	9.8%
Department of the U.S. Government	6,797	13.4%	26	0.1%
All Other Customers	31,047	61.2%	30,426	67.8%
Total Revenues	$50,699	100.0%	$44,859	100.0%

	For the Nine Months Ended
	May 31, 2012		May 31, 2011
School District #1	$19,129	11.2%	$37,409	22.3%
Department of the U.S. Government	33,493	19.7%	17,286	10.2%
All Other Customers	117,833	69.1%	113,163	67.4%
Total Revenues	$170,454	100.0%	$167,858	100.0%

Trade receivables due from an education client in the southeastern United States and one of the departments of the U.S. Government accounted for approximately 9.2% and 11.3%, respectively, of the Company’s trade receivables as of May 31, 2012.  The same clients accounted for approximately 14.9% and 2.4%, respectively of the Company’s trade receivable as of August 31, 2011.

10.  Inventories

Inventories are stated at the lower of average cost or market. Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies. At May 31, 2012 and August 31, 2011, inventories consisted of the following (in thousands):

	May 31, 2012	August 31, 2011
Hardware, software, accessories and parts	$1,544	$1,558
Inventory reserve	(295)	(219)
Net inventories	$1,249	$1,339

11.  Accrued Liabilities

At May 31, 2012 and August 31, 2011, accrued liabilities consisted of the following (in thousands):

	May 31, 2012	August 31, 2011
Accrued payroll	$5,403	$5,860
Accrued commissions	222	293
Accrued state sales taxes	72	15
Accrued third-party service fees	13	42
Deferred Rent	199	220
Other accrued expenses	3,683	5,665
	$9,592	$12,095

12.  Related Party Transactions

The Company leases warehouse and office space from related parties.  The aggregate expense for these lease arrangements during the three months ended May 31, 2012 and 2011 was $146,000 and $194,000, respectively.  During the nine months ended May 31, 2012 and 2011, the aggregate expense for these lease arrangements was $413,000 and $582,000, respectively.

13.      Legal Proceedings

In September 2011, the Company learned that it had been named as a defendant in a qui tam case alleging violations of the Trade Agreements Act.  This case, designated United States ex rel. Sandager v. Dell Marketing, L.P., et al., was filed under seal in the United States District Court for the District of Minnesota on July 31, 2008.  The United States declined to intervene in the matter on September 30, 2009.  On April 25, 2012, the case was dismissed with prejudice.

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

Summarized financial information relating to the Company’s operating segments is as follows (in thousands):

	(Unaudited)
	May 31, 2012	August 31, 2011
Identifiable Assets:
ESI	$66,903	$74,393
EGS	9,992	12,214
Total Assets	$76,895	$86,607

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Revenues
ESI	$44,924	$37,136	$150,998	$145,647
EGS	5,775	7,723	19,456	22,211
Total Revenue	$50,699	$44,859	$170,454	$167,858

Gross profit
ESI	$8,396	$6,661	$26,080	$22,320
EGS	664	1,146	2,407	3,783
Gross profit	$9,060	$7,807	$28,487	$26,103

Depreciation and amortization
ESI	$1,092	$620	$3,323	$1,602
EGS	222	236	672	694
Depreciation and amortization	$1,314	$856	$3,995	$2,296

Operating loss
ESI	$(279)	$(997)	$(1,719)	$(284)
EGS	(143)	(172)	(345)	(63)
Operating loss	$(422)	$(1,169)	$(2,064)	$(347)

Interest and other expense
ESI	$640	$120	$2,076	$361
EGS	145	55	262	160
Interest and other expense	$785	$175	$2,338	$521

Income tax expense (benefit)
ESI	$(166)	$(480)	$(1,022)	$(398)
EGS	(115)	(52)	(170)	43
Income tax expense (benefit)	$(281)	$(532)	$(1,192)	$(355)

Net loss
ESI	$(753)	$(637)	$(2,773)	$(247)
EGS	(173)	(175)	(437)	(266)
Net loss	$(926)	$(812)	$(3,210)	$(513)

Capital expenditures
ESI	$164	$1,499	$727	$2,192
EGS	-	94	(35)	101
Capital expenditures	$164	$1,593	$692	$2,293

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

Overview of Emtec

Emtec, Inc., a Delaware corporation, formed on January 17, 2001, is an information technology (“IT”) services provider.  We provide consulting, application services and infrastructure services to commercial and public sector clients.  The Company’s client base is comprised of commercial businesses, school districts throughout the United States and Canada and departments of the United States and Canada’s federal, state/provincial and local governments.

Consolidated Statements of Operations for the Three Months Ended May 31, 2012 compared with the Three Months Ended May 31, 2011.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended May 31,
	2012	2011	Change	%
Revenues
Procurement services	$23,926	$24,652	$(726)	(2.9)%
Consulting and outsourcing	26,773	20,207	6,566	32.5%
Total Revenues	50,699	44,859	5,840	13.0%

Cost of Revenues
Cost of procurement services	20,775	21,980	(1,205)	(5.5)%
Cost of consulting and outsourcing	20,864	15,072	5,792	38.4%
Total Cost of Revenues	41,639	37,052	4,587	12.4%

Gross Profit
Procurement services	3,151	2,672	479	17.9%
Procurement services %	13.2%	10.8%

Consulting and outsourcing	5,909	5,135	774	15.1%
Consulting and outsourcing %	22.1%	25.4%

Total Gross Profit	9,060	7,807	1,253	16.0%
Total Gross Profit %	17.9%	17.4%

Operating expenses:
Selling, general, and administrative expenses	7,793	8,025	(232)	(2.9)%
Stock-based compensation	93	144	(51)	(35.4)%
Warrant liability adjustment	304	(49)	353	(720.4)%
Earnout liability adjustment	(22)	-	(22)	0.0%
Depreciation and amortization	1,314	856	458	53.5%
Total operating expenses	9,482	8,976	506	5.6%
Percent of revenues	18.7%	20.0%

Operating loss	(422)	(1,169)	747	(63.9)%
Percent of revenues	(0.8)%	(2.6)%

Other expense (income):
Interest income – other	(10)	(7)	(3)	42.9%
Interest expense	848	184	664	360.9%
Other	(53)	(2)	(51)	2550.0%

Loss before income tax benefit	(1,207)	(1,344)	137	(10.2)%
Income tax benefit	(281)	(532)	251	(47.2)%
Net loss	$(926)	$(812)	$(114)	14.0%
Percent of revenues	(1.8)%	(1.8)%

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

As we grow our consulting and outsourcing revenues, we expect to focus increasingly on measures such as average billing rates, utilization rates, hours billed and hourly consulting costs.  While we do not publicly report these metrics, we analyze these figures to monitor trends that will enable us to make more effective decisions.  We are improving our internal systems (including our ERP implementation during the fourth quarter of fiscal 2011) in order to be able to provide these metrics more quickly to our management.

We currently categorize our revenues and costs of sales into “Procurement Services” and “Consulting and Outsourcing.” We have made these categorizations in order to analyze our growth in IT professional services as a percentage of overall revenues.  We have divided our business into two segments: Emtec Systems Integration (“ESI”) and Emtec Global Sourcing (“EGS”).  ESI provides clients with a wide variety of services including outsourced consulting application services and infrastructure consulting and outsourcing.  EGS provides clients the opportunity to take advantage of our consulting resources when they are not specifically looking for us to manage their project.

For the three months ended May 31, 2012 compared with the three months ended May 31, 2011, total revenues increased by $5.8 million or 13.0% to $50.7 million.  This increase was comprised of a $6.5 million increase in consulting and outsourcing revenue offset by a $726,000 decrease in procurement services revenue.  Further, total gross profit increased by $1.3 million and overall gross profit margin increased from 17.4% for the three months ended May 31, 2011 to 17.9% for the three months ended May 31, 2012.  The increases in consulting and outsourcing revenue and gross profit are consistent with our strategy of shifting towards services that generate higher margin revenue.  Additionally, the increased total gross profit helped to reduce our operating loss by $747,000 to $422,000 for the three months ended May 31, 2012 as compared to $1.2 million for the three months ended May 31, 2011.  There are several non-cash expenses included in our operating costs.  These include depreciation and amortization, stock-based compensation expenses and mark-to-market adjustments for certain stock based and acquisition based liabilities for the three months ended May 31, 2012 and 2011 which total $1.7 million and $1.0 million, respectively.   Excluding non-cash items, the improvement in our business is the result of several factors including an improvement in revenues from our Education Business, improved margins and lower selling costs in our Federal Business, and a cost-cutting initiative undertaken by the Company in 2011 with projected annual savings of approximately $4.5 million.  In addition, our capital expenditures for the three months ended May 31, 2012 decreased $1.4 million from $1.6 million for the three months ended May 31, 2012 to $164,000 for the three months ended May 31, 2012.  The increase in capital expenditures during the three months ended May 31, 2011 related to the Company’s ERP implementation during the third and fourth quarters of fiscal 2011.

We discuss the results of each segment below.

Results of Operations -ESI

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our ESI results of operations for the three months ended May 31, 2012 and 2011.

ESI
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended May 31,
	2012	2011	Change	%
Revenues
Procurement services	$23,927	$24,652	$(725)	(2.9)%
Consulting and outsourcing	20,997	$12,484	8,513	68.2%

Total Revenues	44,924	37,136	7,788	21.0%

Cost of Revenues
Cost of procurement services	20,775	21,980	(1,205)	(5.5)%
Cost of consulting and outsourcing	15,753	8,495	7,258	85.4%
Total Cost of Revenues	36,528	30,475	6,053	19.9%

Gross Profit
Procurement services	3,152	2,672	480	18.0%
Procurement services %	13.2%	10.8%

Consulting and outsourcing	5,244	3,989	1,255	31.5%
Consulting and outsourcing %	25.0%	32.0%

Total Gross Profit	8,396	6,661	1,735	26.0%
Total Gross Profit %	18.7%	17.9%

Operating expenses:
Selling, general, and administrative expenses	7,208	6,943	265	3.8%
Stock-based compensation	93	144	(51)	(35.4)%
Warrant liability adjustment	304	(49)	353	(720.4)%
Earnout liability adjustment	(22)	-	(22)	0.0%
Depreciation and amortization	1,092	620	472	76.1%
Total operating expenses	8,675	7,658	1,017	13.3%
Percent of revenues	19.3%	20.6%

Operating loss	(279)	(997)	718	(72.0)%
Percent of revenues	(0.6)%	(2.7)%

Other expense (income):
Interest income – other	(10)	(6)	(4)	66.7%
Interest expense	703	127	576	453.5%
Other	(53)	(1)	(52)	5200.0%

Loss before income tax benefit	(919)	(1,117)	198	(17.7)%
Income tax benefit	(166)	(480)	314	(65.4)%
Net loss	$(753)	$(637)	$(116)	18.2%
Percent of revenues	(1.7)%	(1.7)%

Comparison of the Three Months Ended May 31, 2012 and 2011 – ESI

Revenues - ESI

Our ESI division’s total revenues increased $7.8 million, or 21.0%, to $44.9 million for the three months ended May 31, 2012, compared to $37.1 million for the three months ended May 31, 2011.  The increase in ESI revenue is primarily a result of increased consulting and outsourcing revenue, which was partially offset by a decrease in procurement services revenue.  Without the impact of the acquisition of Emerging on August 15, 2011, ESI’s revenue would have been $37.1 million for both of the three months ended May 31, 2012 and 2011.

Procurement services revenue decreased $726,000, or 2.9%, to $23.9 million for the three months ended May 31, 2012, compared to $24.7 million for the three months ended May 31, 2011.  We believe that the majority of this decline can be attributed to our Canadian clients delaying their purchase of new software as a result of the software provider’s plans to release a new version of the product later this year.  We expect our clients to purchase the new version of the software once it is released.  In addition, we experienced some decline in purchasing by our education clients that was caused by a delay in projects that resumed during May 2012 and that we anticipate will continue through the rest of fiscal 2012.  We also experienced declines in procurement purchases from our commercial and state and local clients as we have deemphasized sales to smaller clients in these sectors in order to reduce overhead costs associated with large volumes of small dollar orders.  However, these declines were offset by an approximately $2.8 million increase in our Federal procurement sales.  Furthermore, we are not experiencing the budgetary issues related to our federal government clients that we faced during the quarter ended May 31, 2011.

Consulting and outsourcing revenue increased $8.5 million, or 68.2%, to $21.0 million for the three months ended May 31, 2012, compared to $12.5 million for the three months ended May 31, 2011.  Approximately $7.8 million of this increase is primarily attributable to the impact of the Emerging acquisition.  In addition, our legacy commercial business revenue increased $1.3 million from the same period in the prior year as a result of two new long-term outsourcing contracts that started in the first quarter of our 2011 fiscal year.  Further, several ongoing state and local projects provided higher revenue than in fiscal 2011.  These increases were offset by project delays at one of our education clients.  However, as discussed above, the education projects resumed in May of 2012.

Our ESI division’s revenues, by client type, are comprised of the following (in thousands):

	For the Three Months Ended
	May 31, 2012		May 31, 2011
Departments of the U.S. Government	$14,309	31.9%	$12,035	32.4%
Canadian Government Agencies	603	1.3%	991	2.7%
State and Local Governments	1,498	3.3%	2,465	6.6%
Commercial Companies	15,609	34.7%	6,951	18.7%
Education and other	12,905	28.7%	14,694	39.6%
Total Revenues	$44,924	100.0%	$37,136	100.0%

During the quarters ended May 31, 2012 and 2011, U.S. governmental department and agency related revenues represented approximately 31.9% and 32.4% of total ESI revenues, respectively.  Revenues are diversified over a number of U.S. governmental departments and agencies.  Revenues from civilian and military U.S. governmental departments and agencies increased by approximately $2.3 million, or 18.9%, to $14.3 million during the three months ended May 31, 2012, compared to $12.0 million for the three months ended May 31, 2011.  The increase is related to a resumption of spending during the current quarter versus the same quarter in 2011 when the Federal government was under a budget impasse.

During the quarters ended May 31, 2012 and 2011, revenues from commercial clients represented approximately 34.8% and 18.7% of total ESI revenues, respectively.  This increase is primarily related to the impact of the Emerging acquisition as well as several new multiyear contracts that the Company won in the first quarter of fiscal 2012.

During the three months ended May 31, 2012, revenues from education clients decreased by approximately $1.8 million compared with the three months ended May 31, 2011.  This decrease can be attributed to timing delays from our education clients as discussed previously.

Gross profit - ESI

Aggregate gross profit for our ESI division increased $1.7 million, or 26.0%, to $8.4 million for the three months ended May 31, 2012 as compared to $6.7 million for the three months ended May 31, 2011.  Procurement services gross profit increased by $479,000 from the same period in the prior year.  This increase was due primarily to higher margin procurement services revenue that came substantially from our Federal clients and was partially offset by the decline in procurement services revenue described above.  Consulting and outsourcing gross profit increased by approximately $1.3 million from the same period in the prior year.  The increase in gross profit is due to the Emerging acquisition, the commercial outsourcing contracts and the new state and local projects.  However, this increase was partially offset the delays in our education projects as discussed above.

Measured as a percentage of revenues, the gross profit margin for our ESI division increased to 18.7% of our ESI division’s revenues for the three months ended May 31, 2012 from 17.9% for the three months ended May 31, 2011.  This increase can be attributed to a shift by the Company to consulting and outsourcing projects.  The decline in the gross margin for consulting and outsourcing from 32.0% to 25.0% is largely attributable to under-utilized personnel in our education business due to the timing delays in new projects discussed above, and a change in the mix of services we provide.

Selling, general and administrative expenses -ESI

Corporate expenses are primarily recorded in our ESI segment.  Selling, general and administrative expenses for our ESI division increased by $265,000, or 3.8%, to $7.2 million for the three months ended May 31, 2012, compared to $6.9 million for the three months ended May 31, 2011.  During the three months ended May 31, 2012, the Company expensed performance and retention bonuses to former owners of acquired businesses in the amount of $214,000.

Excluding the effect of the acquisition of Emerging and the acquisition related performance and retention bonuses described above, selling, general and administrative expenses decreased by approximately $1.7 million as a result of the expense reduction initiative implemented in the fourth quarter of fiscal 2011 and other ongoing cost reduction initiatives during fiscal 2012.

Stock-based compensation

Stock-based compensation for our ESI division decreased by $51,000, or 35.4%, to $93,000 for the three months ended May 31, 2012, compared to $144,000 for the three months ended May 31, 2011.  This expense relates to shares that have been awarded to management as a portion of their compensation that vested over the period.  The decrease can be attributed to fewer shares vesting for the three months ended May 31, 2012 as compared to the three months ended May 31, 2011.

Warrant liability adjustment

Warrant liability adjustment for our ESI division was a charge of $304,000 for the three months ended May 31, 2012 as compared to a credit of $49,000 for the three months ended May 31, 2011.  This adjustment relates to the stock warrants issued to our majority stockholder in August 2010 as well as the stock warrants issued in connection with the subordinated debt financings in August and December 2011. These warrants are “marked-to-market” each reporting period, which can result in fluctuations in income or expense in future periods related to this non-cash item.

Earnout liability adjustment

Earnout liability adjustment for our ESI division was a credit of $22,000 for the three months ended May 31, 2012 as compared to a charge of $-0- for the three months ended May 31, 2011.  This expense relates to the contingent earnout liabilities associated with our fiscal 2011 and 2010 acquisitions. These earnout liabilities are adjusted each reporting period based on valuation models that utilize relevant factors such as expected life and the estimated probabilities of the acquisitions achieving the performance targets throughout the earnout periods.

Depreciation and amortization - ESI

Depreciation and amortization expense for our ESI division increased by 76.1%, or $472,000, to $1.1 million for the three months ended May 31, 2012, compared to $620,000 for the three months ended May 31, 2011.  The increase for the three months ended May 31, 2012 is attributable to the amortization of intangible assets in connection with the Emerging acquisition and the depreciation associated with the Company’s new ERP system that was installed in the fourth quarter of fiscal 2011.

Operating loss – ESI

The operating loss for our ESI division for the three months ended May 31, 2012 decreased by $718,000, to an operating loss of $279,000, compared to an operating loss of $997,000 for the quarter ended May 31, 2011.  This decrease in operating loss is mainly attributable to the increased total gross profit described above and partially offset by the increases in depreciation and amortization and the warrant liability adjustment  also described above.  There are several non-cash expenses included in our operating costs.  These non-cash expenses include depreciation and amortization, stock-based compensation expenses and mark-to-market adjustments for certain stock based and acquisition based liabilities and, for the three months ended May 31, 2012 and 2011, total $1.7 million and $1.0 million, respectively.

Interest expense - ESI

Interest expense for the ESI division increased $576,000 to $703,000 for the three months ended May 31, 2012, compared to $127,000 for the three months ended May 31, 2011.  This increase is attributable to interest on our subordinated debt and increased borrowings on our credit facility.

Income tax benefit - ESI

We recorded an income tax benefit of $166,000 for the three months ended May 31, 2012 as compared to a benefit of $480,000 for the three months ended May 31, 2011. The effective benefit rate was 18.0% for the three months ended May 31, 2012 as compared to 43.0% for the three months ended May 31, 2011. The lower effective benefit rate for the three months ended May 31, 2012 was primarily the result of the warrant liability adjustment (expense of $304,000) that is a permanent difference for tax purposes as well as other permanent differences related to certain expenses including meals and entertainment.

Results of Operations –EGS

Our business model in EGS is currently being refined.  Previously, the organization operated by training consultants and staffing them with various clients, or recruiting consultants and placing them at various clients.  We changed the model during fiscal 2011 so that the consultants are now a pool of resources for our existing clients across the organization.  We will sell our services across the vertical sectors that will allow our clients to choose whether to engage us on a project, retain one of our consultants on their projects or use our offshore resources to meet their needs.  During this transition, we will continue to place some of our consultants with clients using the historical model in order to ensure they are utilized.  However, we intend to reduce our dependence on intermediary staffing vendors and increase our direct sales to our clients.  Therefore, since these consultants are being placed directly with our clients, revenues would be recorded in our other segment, ESI.  For example, on one of our projects we are using consultants from the EGS division.  Historically, this revenue would be recorded in EGS, but now it will be recorded as an ESI commercial client.  The only revenue which will remain with EGS is that revenue associated with selling our services through third parties which is lower margin business and which we expect will decline over time.  Accordingly, making revenue and gross profit comparisons related to EGS between pre-transition and post-transition years may be difficult given the changes in which segment revenue is recorded.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for EGS for the three months ended May 31, 2012 and 2011.

EGS
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended May 31,
	2012	2011	Change	%
Revenues
Procurement services			$-	0.0%
Consulting and outsourcing	$5,775	$7,723	$(1,948)	(25.2)%

Total Revenues	5,775	7,723	(1,948)	(25.2)%

Cost of Revenues
Cost of consulting and outsourcing	5,111	6,577	(1,466)	(22.3)%
Total Cost of Revenues	5,111	6,577	(1,466)	(22.3)%

Gross Profit

Consulting and outsourcing	664	1,146	(482)	(42.1)%
Consulting and outsourcing %	11.5%	14.8%

Total Gross Profit	664	1,146	(482)	(42.1)%
Total Gross Profit %	11.5%	14.8%

Operating expenses:
Selling, general, and administrative expenses	585	1,082	(497)	(45.9)%
Depreciation and amortization	222	236	(14)	(5.9)%
Total operating expenses	807	1,318	(511)	(38.8)%
Percent of revenues	14.0%	17.1%

Operating loss	(143)	(172)	29	(16.9)%
Percent of revenues	(2.5)%	(2.2)%

Other expense (income):
Interest income – other	-	(1)	1	(100.0)%
Interest expense	145	57	88	154.4%
Other	-	(1)	1	(100.0)%

Loss before income tax benefit	(288)	(227)	(61)	26.9%
Income tax benefit	(115)	(52)	(63)	121.2%
Net loss	$(173)	$(175)	$2	(1.1)%
Percent of revenues	(3.0)%	(2.3)%

Comparison of the Three Months Ended May 31, 2012 and 2011 - EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  Our EGS division’s total revenues decreased approximately $1.9 million, or 25.2%, to $5.8 million for the three months ended May 31, 2012, compared to $7.7 million for the three months ended May 31, 2011.  This decrease is related to the changes in our business model as previously discussed.

Gross profit - EGS

Our EGS division’s gross profit decreased $482,000, or 42.1%, to $664,000 for the three months ended May 31, 2012, compared to $1.1 million for the three months ended May 31, 2011.  We believe this decrease is related to the revenue decrease discussed above as well as a change in the consultants’ compensation plan that the Company decided to implement in conjunction with the change in the business model also discussed above.

Measured as percentages of revenues, the gross profit margin for our EGS division decreased to 11.5% of our EGS division’s revenues for the three months ended May 31, 2012 from 14.8% for the three months ended May 31, 2011.  We believe this decrease is mainly due to the increases in salaries and benefits related to our consultants in connection with a change to their compensation plan during the second quarter of fiscal 2011.

Selling, general and administrative expenses - EGS

Our EGS division’s selling, general and administrative expenses decreased $497,000, or 45.9%, to $585,000 for the three months ended May 31, 2012, compared to $1.1 million for the three months ended May 31, 2011.  The decrease is primarily related to the cost reduction program undertaken by the Company during the fourth quarter of fiscal 2011 and the structural changes described above.

Depreciation and amortization - EGS

EGS division’s depreciation and amortization expense decreased $14,000, or 5.9%, to $222,000 for the three months ended May 31, 2012, compared to $236,000 for the three months ended May 31, 2011.  The decrease is the result of certain fixed assets being fully depreciated.

Operating loss - EGS

The operating loss for our EGS division for the three months ended May 31, 2012 was $143,000, compared to an operating loss of $172,000 for the three months ended May 31, 2011.  This decrease in operating loss is mainly due to a decrease in selling, general and administrative expenses discussed above.

Interest expense - EGS

Interest expense for our EGS division for the three months ended May 31, 2012 increased by 154.4%, or $88,000, to $145,000 compared to interest expense of $57,000 for the three months ended May 31, 2011.  This increase is attributable to interest on our subordinated debt and increased borrowings on our credit facility.

Income Tax Benefit -EGS

We recorded an income tax benefit of $115,000 for the three months ended May 31, 2012, compared to income tax benefit of $52,000 for the three months ended May 31, 2011. The effective tax benefit rate was 40.0% for the three months ended May 31, 2012, compared to tax benefit rate of 23.0% for the three months ended May 31, 2011.   The lower effective tax benefit rate for the three months ended May 31, 2011 can be attributed to the inclusion of inter-segment expenses that are eliminated in consolidation.

Consolidated Statements of Operations for the Nine Months Ended May 31, 2012 compared with the Nine Months Ended May 31, 2011.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Nine Months Ended May 31,
	2012	2011	Change	%
Revenues
Procurement services	$92,898	$113,389	$(20,491)	(18.1)%
Consulting and outsourcing	77,556	54,469	23,087	42.4%
Total Revenues	170,454	167,858	2,596	1.5%

Cost of Revenues
Cost of procurement services	81,083	101,742	(20,659)	(20.3)%
Cost of consulting and outsourcing	60,884	40,013	20,871	52.2%
Total Cost of Revenues	141,967	141,755	212	0.1%

Gross Profit
Procurement services	11,815	11,647	168	1.4%
Procurement services %	12.7%	10.3%

Consulting and outsourcing	16,672	14,456	2,216	15.3%
Consulting and outsourcing %	21.5%	26.5%

Total Gross Profit	28,487	26,103	2,384	9.1%
Total Gross Profit %	16.7%	15.6%

Operating expenses:
Selling, general, and administrative expenses	25,035	24,195	840	3.5%
Stock-based compensation	332	437	(105)	(24.0)%
Warrant liability adjustment	755	(478)	1,233	(257.9)%
Earnout liability adjustment	434	-	434	0.0%
Depreciation and amortization	3,995	2,296	1,699	74.0%
Total operating expenses	30,551	26,450	4,101	15.5%
Percent of revenues	17.9%	15.8%

Operating loss	(2,064)	(347)	(1,717)	494.8%
Percent of revenues	(1.2)%	(0.2)%

Other expense (income):
Interest income – other	(88)	(14)	(74)	528.6%
Interest expense	2,482	521	1,961	376.4%
Other	(56)	14	(70)	(500.0)%

Loss before income tax benefit	(4,402)	(868)	(3,534)	407.1%
Income tax benefit	(1,192)	(355)	(837)	235.8%
Net loss	$(3,210)	$(513)	$(2,697)	525.7%
Percent of revenues	(1.9)%	(0.3)%

Results of Operations - ESI

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our ESI Results of Operations for the nine months ended May 31, 2012 and 2011.

ESI
STATEMENTS OF OPERATIONS
(In thousands)

	Nine Months Ended May 31,
	2012	2011	Change	%
Revenues
Procurement services	$92,899	$113,389	$(20,490)	(18.1)%
Consulting and outsourcing	58,099	32,258	25,841	80.1%
Total Revenues	150,998	145,647	5,351	3.7%

Cost of Revenues
Cost of procurement services	81,083	101,742	(20,659)	(20.3)%
Cost of consulting and outsourcing	43,835	21,585	22,250	103.1%
Total Cost of Revenues	124,918	123,327	1,591	1.3%

Gross Profit
Procurement services	11,816	11,647	169	1.5%
Procurement services %	12.7%	10.3%

Consulting and outsourcing	14,264	10,673	3,591	33.6%
Consulting and outsourcing %	24.6%	33.1%

Total Gross Profit	26,080	22,320	3,760	16.8%
Total Gross Profit %	17.3%	15.3%

Operating expenses:
Selling, general, and administrative expenses	22,956	21,043	1,913	9.1%
Stock-based compensation	332	437	(105)	(24.0)%
Warrant liability adjustment	755	(478)	1,233	(257.9)%
Earnout liability adjustment	434	-	434	0.0%
Depreciation and amortization	3,322	1,602	1,720	107.4%
Total operating expenses	27,799	22,604	5,195	23.0%
Percent of revenues	18.4%	15.5%

Operating loss	(1,719)	(284)	(1,435)	505.3%
Percent of revenues	(1.1)%	-0.2%

Other expense (income):
Interest income – other	(85)	(13)	(72)	553.8%
Interest expense	2,217	358	1,859	519.3%
Other	(56)	16	(72)	(450.0)%

Loss before income tax benefit	(3,795)	(645)	(3,150)	488.4%
Income tax benefit	(1,022)	(398)	(624)	156.8%
Net loss	$(2,773)	$(247)	$(2,526)	1022.7%
Percent of revenues	(1.8)%	-0.2%

Comparison of the Nine months Ended May 31, 2012 and 2011 - ESI

Revenues - ESI

Our ESI division’s total revenues increased $5.4 million, or 3.7%, to $151.0 million for the nine months ended May 31, 2012, compared to $145.6 million for the nine months ended May 31, 2011.  The increase in ESI revenue was primarily a result of an increase in consulting and outsourcing revenue, substantially offset by a decrease in procurement services revenue.  Without the impact of the fiscal 2011 acquisitions of Dinero (acquired on February 3, 2011), Covelix (acquired on March 1, 2011), and Emerging (acquired on August 15, 2011), ESI’s revenue would have decreased $19.6 million, or 13.6%, to $124 million for the nine months ended May 31, 2012, compared to $143.6 million for the nine months ended May 31, 2011. The majority of this decrease can be attributed to timing delays from our education clients partially offset by new commercial outsourcing contracts and new state and local projects.

Procurement services revenue decreased $20.5 million, or 18.1%, to $92.9 million for the nine months ended May 31, 2012, compared to $113.4 million for the nine months ended May 31, 2011.  The majority of the procurement services revenue decline can be attributed to timing delays from our education clients.

Consulting and outsourcing revenue increased $25.8 million, or 80.1%, to $58.1 million for the nine months ended May 31, 2012, compared to $32.3 million for the nine months ended May 31, 2011.  This increase is primarily attributable to the fiscal 2011 acquisitions and an increase in new commercial outsourcing contracts and new state and local projects partially offset by a decline in revenue from our education clients.

Our ESI division’s revenues, by client type, are comprised of the following (in thousands):

	For the Nine Months Ended
	May 31, 2012		May 31, 2011
Departments of the U.S. Government	$73,837	48.9%	$72,124	49.5%
Canadian Government Agencies	1,679	1.1%	2,301	1.6%
State and Local Governments	5,106	3.4%	4,720	3.2%
Commercial Companies	44,007	29.1%	18,711	12.8%
Education and other	26,369	17.5%	47,792	32.8%
Total Revenues	$150,998	100.0%	$145,648	100.0%

During the nine months ended May 31, 2012 and 2011, U.S. governmental department and agency related revenues represented approximately 48.9% and 49.5% of total ESI revenues, respectively.  Revenues are diversified over a number of U.S. governmental departments and agencies.  Revenues from civilian and military U.S. governmental departments and agencies for the nine months ended May 31, 2012 increased by $1.7 million or 2.4% to $73.8 million as compared to $72.1 million for the nine months ended May 31, 2011.

During the nine months ended May 31, 2012 and 2011, revenues from commercial clients represented approximately 29.1% and 12.8% of total ESI revenues, respectively.  This increase is primarily related to the fiscal 2011 acquisitions as well as several new multiyear contracts that the Company won in the first quarter.

During the nine months ended May 31, 2012, revenues from our education business decreased by approximately $21.4 million compared with the nine months ended May 31, 2011.  This decrease can be attributed to timing delays from our education clients.

Gross profit – ESI

Aggregate gross profit for our ESI division increased $3.8 million, or 16.8%, to $26.1 million for the nine months ended May 31, 2012 as compared to $22.3 million for the nine months ended May 31, 2011.  Procurement services gross profit remained consistent between the two periods.  However, consulting and outsourcing gross profit increased by approximately $3.6 million.  Our fiscal 2011 acquisitions, new commercial outsourcing contracts and new state and local projects provided the majority of the increase in consulting and outsourcing gross profit, though this increase was offset in part by under-utilized personnel in our education business due to the timing delays in new projects discussed above.

Measured as a percentage of revenues, the gross profit margin for our ESI division increased to 17.3% of our ESI division’s revenues for the nine months ended May 31, 2012 from 15.3% for the nine months ended May 31, 2011.  This increase can be attributed to a shift by the Company to consulting and outsourcing projects and higher gross margins in our procurement business partially offset by lower margins in our consulting and outsourcing business (mainly due to under-utilized personnel in our education business).

Selling, general and administrative expenses - ESI

Selling, general and administrative expenses for our ESI division increased by $1.9 million, or 9.1%, to $23.0 million for the nine months ended May 31, 2012, compared to $21.0 million for the nine months ended May 31, 2011. During the nine months ended May 31, 2012, the Company expensed performance and retention bonuses to former owners of acquired businesses in the amount of $542,000.

Excluding the effect of the acquisitions of Dinero, Covelix, and Emerging as well as the performance and retention bonuses discussed above, selling, general and administrative expenses decreased by approximately $3.5 million as a result of the expense reduction initiative implemented in the fourth quarter of fiscal 2011 and other ongoing cost reduction initiatives during fiscal 2012.  Corporate expenses are primarily recorded in our ESI segment

Stock-based compensation

Stock-based compensation for our ESI division decreased by $105,000, or 24.0%, to $332,000 for the nine months ended May 31, 2012, compared to $437,000 for the nine months ended May 31, 2011.  This expense relates to shares that have been awarded to management as a portion of their compensation that vested over the period.  The decrease can be attributed to fewer shares vesting for the nine months ended May 31, 2012 as compared to the nine months ended May 31, 2011.

Warrant liability adjustment

Warrant liability adjustment for our ESI division was a charge of $755,000 for the nine months ended May 31, 2012 as compared to a credit of $478,000 for the nine months ended May 31, 2011.  This adjustment relates to the stock warrants issued to our majority stockholder in August 2010 as well as the stock warrants issued in connection with the subordinated debt financings in August and December 2011.  These warrants are “marked-to-market” each reporting period, which can result in fluctuations in income or expense in future periods related to this non-cash credit or charge.

Earnout liability adjustment

Earnout liability adjustment for our ESI division was a charge of $434,000 for the nine months ended May 31, 2012 as compared to a charge of $-0- for the nine months ended May 31, 2011.  This expense relates to the contingent earnout liabilities associated with the fiscal 2011 acquisitions. These earnout liabilities are adjusted each reporting period based on valuation models that utilize relevant factors such as expected life and the estimated probabilities of the acquisitions achieving the performance targets throughout the earnout periods.

Depreciation and amortization - ESI

Depreciation and amortization expense for our ESI division increased by 107.4%, or $1.7 million, to $3.3 million for the nine months ended May 31, 2012, compared to $1.6 million for the nine months ended May 31, 2011.  The increase for the nine months ended May 31, 2012 is attributable to the amortization of intangible assets in connection with the fiscal 2011 acquisitions and the depreciation associated with the Company’s new ERP system, which was installed in the fourth quarter of fiscal 2011.

Operating loss - ESI

The operating loss for our ESI division for the nine months ended May 31, 2012 increased by $1.4 million, to a loss of $1.7 million, compared to an operating loss of $284,000 for the nine months ended May 31, 2011.  This increase in operating loss is mainly attributable to increases described above in selling, general and administrative costs, warrant liability adjustment, earnout liability adjustment, depreciation and amortization.

There are several non-cash expenses included in our operating costs.  These non-cash expenses include depreciation and amortization, stock-based compensation expenses and mark-to-market adjustments for certain stock based and acquisition based liabilities and, for the nine months ended May 31, 2012 and 2011, total $4.8 million and $1.6 million, respectively.

Interest expense - ESI

Interest expense for the ESI division increased by $1.9 million to $2.2 million for the nine months ended May 31, 2012, compared to $358,000 for the nine months ended May 31, 2011.  This increase is attributable to interest on our subordinated debt and increased borrowings on our credit facility.

Income tax benefit - ESI

We recorded an income tax benefit of $1.0 million for the nine months ended May 31, 2012 as compared to an income tax benefit of $398,000 for the nine months ended May 31, 2011.  The effective benefit rate was 27.0% for the nine months ended May 31, 2012 as compared to an effective tax rate of 61.7% for the nine months ended May 31, 2011.  The effective tax rate for both periods are impacted by the warrant liability adjustment which is a permanent tax difference.  If the warrant liability adjustment was excluded, the effective tax rate for the nine months ended May 31, 2012 and 2011 would have been 33.6% and 35.4%, respectively.

Results of Operations –EGS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our EGS Results of Operations for the nine months ended May 31, 2012 and 2011.

EGS
STATEMENTS OF OPERATIONS
(In thousands)

	Nine Months Ended May 31,
	2012	2011	Change	%
Revenues
Consulting and outsourcing	$19,456	$22,211	$(2,755)	(12.4)%
Total Revenues	19,456	22,211	(2,755)	(12.4)%

Cost of Revenues
Consulting and outsourcing	17,049	18,428	(1,379)	(7.5)%
Total Cost of Revenues	17,049	18,428	(1,379)	(7.5)%

Gross Profit

Consulting and outsourcing	2,407	3,783	(1,376)	(36.4)%
Consulting and outsourcing %	12.4%	17.0%

Total Gross Profit	2,407	3,783	(1,376)	(36.4)%
Total Gross Profit %	12.4%	17.0%

Operating expenses:
Selling, general, and administrative expenses	2,079	3,152	(1,073)	(34.0)%
Depreciation and amortization	672	694	(22)	(3.2)%
Total operating expenses	2,751	3,846	(1,095)	(28.5)%
Percent of revenues	14.1%	17.3%

Operating loss	(344)	(63)	(281)	446.0%
Percent of revenues	(1.8)%	(0.3)%

Other expense (income):
Interest income – other	(3)	(1)	(2)	200.0%
Interest expense	265	163	102	62.6%
Other	-	(2)	2	(100.0)%

Loss before income tax expense (benefit)	(606)	(223)	(383)	171.7%
Income tax expense (benefit)	(170)	43	(213)	(495.3)%
Net loss	$(436)	$(266)	$(170)	63.9%
Percent of revenues	(2.2)%	(1.2)%

Comparison of the Nine Months Ended May 31, 2012 and 2011 - EGS

Revenues - EGS

EGS revenue consists of its ERP and Application Development practice and its Business Analysis and Quality Assurance practice.  Our EGS division’s total revenues decreased approximately $2.8 million, or 12.4%, to $19.5 million for the nine months ended May 31, 2012, compared to $22.2 million for the nine months ended May 31, 2011.  This decrease is related to the changes in our business model previously discussed.

Gross profit - EGS

Our EGS division’s gross profit decreased $1.4 million, or 36.4%, to $2.4 million for the nine months ended May 31, 2012, compared to $3.8 million for the nine months ended May 31, 2011.  We believe this decrease is related to the revenue decrease discussed above as well as a change in the consultants’ compensation plan that the Company decided to implement in conjunction with the change in the business model also discussed above.

Measured as percentages of revenues, the gross profit margin for our EGS division decreased to 12.4% of our EGS division’s revenues for the nine months ended May 31, 2012 from 17.0% for the nine months ended May 31, 2011.  We believe this decrease is mainly due to the increases in salaries and benefits related to our consultants in connection with a change to their compensation plan during the second quarter of fiscal 2011.

Selling, general and administrative expenses - EGS

Our EGS division’s selling, general and administrative expenses decreased $1.1 million, or 34.0%, to $2.1 million for the nine months ended May 31, 2012, compared to $3.2 million for the nine months ended May 31, 2011.  The decrease is primarily related to the cost reduction program undertaken by the Company during the fourth quarter of fiscal 2011 as well as the structural changes described above.

Depreciation and amortization - EGS

EGS division’s depreciation and amortization expense decreased $22,000, or 3.2%, to $672,000 for the nine months ended May 31, 2012, compared to $694,000 for the nine months ended May 31, 2011.  The decrease is the result of certain fixed assets being fully depreciated.

Operating loss - EGS

The operating loss for our EGS division for the nine months ended May 31, 2012 was $345,000, compared to an operating loss of $63,000 for the nine months ended May 31, 2011.  This increase in operating loss is mainly due to the decrease in revenue described above partially offset by a decrease in selling, general and administrative expenses also discussed above.

Interest expense - EGS

Interest expense for our EGS division for the nine months ended May 31, 2012 increased by 62.6%, or $102,000, to $265,000 compared to interest expense of $163,000 for the nine months ended May 31, 2011.  This increase is attributable to interest on our subordinated debt and increased borrowings on our credit facility.

Income tax expense (benefit) – EGS

We recorded an income tax benefit of $170,000 for the nine months ended May 31, 2012 as compared to an income tax expense of $43,000 for the nine months ended May 31, 2011.  For the nine months ended May 31, 2011, we had pre-tax loss of $223,000, yet had tax expense of $43,000 that was primarily the result of the inclusion of inter-segment expenses that were eliminated in consolidation.

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

Business Combinations

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This ASU also expands the supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010.  The adoption of this guidance, which will be applied to future acquisitions, will expand existing disclosure requirements.

Fair Value Measurement

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 is effective prospectively.  For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU 2011-05 states that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 is effective retrospectively and is effective for fiscal years, and interim periods with those years, beginning after December 15, 2011.  The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Liquidity and Capital Resources

The Company has incurred significant operating losses for fiscal 2011 as well as for the nine months ended May 31, 2012.  In addition, the Company had a working capital deficit at August 31, 2011 and May 31, 2012, and is dependent on its line of credit to finance working capital needs.  The 2011 loss can be attributed primarily to reduced procurement revenues from the federal business associated with the federal debt and budget crisis in 2011 and certain non-cash charges including a warrant liability adjustment and an earnout liability adjustment.  We believe the operating loss for the nine months ended May 31, 2012 was primarily related to timing delays with one of our education clients due to budgetary issues.  We have managed our liquidity during this time through a cost reduction initiative that we implemented in the fourth quarter of fiscal 2011 and which is continuing into fiscal year 2012, as well as borrowings under our credit facility.

The U.S. government agencies we service have been slow in making payments of our procurement sales.  This delay in payments has caused the Company to experience large working capital fluctuations during the periods of peak government deliveries, and increased working capital requirements during these periods.  As a result, at times, we need to pay our vendors more quickly than we receive payments from the government, which leads to increases in our borrowing under the line of credit and a decline in liquidity.  Management has taken steps to improve the liquidity by increasing the long-term borrowings over short-term borrowings.  We obtained subordinated financing of $10 million in the fourth quarter of 2011, of which $2 million was used to pay down short-term borrowings under the line of credit.  We also obtained subordinated financing of $3 million in December 2011, of which $2.5 million was used to pay down the line of credit.  In addition, management is taking further steps to improve the collection process with the government clients, however there can be no guarantee the efforts will be successful.  In addition, the fiscal 2011 loss can be attributed primarily to reduced procurement revenues from the federal business associated with the federal debt and budget crisis in 2011.

The Company believes that its existing resources together with available borrowings under its credit facility, the annualized cost savings from the cost reduction initiative described above, and expected cash flow from operations will provide sufficient liquidity for at least the next 12 months.

Net cash generated by operations was $84,000 for the nine months ended May 31, 2012 as compared to net cash generated by operations of $5.7 million for the nine months ended May 31, 2011.  Although we generated a significant net loss for the nine months ended May 31, 2012, for purposes of cash flow, the net loss was partially offset by decreased accounts receivable at May 31, 2012.  In addition, non-cash expenses including depreciation and amortization, deferred income tax benefit, stock-based compensation, earnout liability adjustment and warrant liability adjustment were $4.2 million for the nine months ended May 31, 2012 as compared to $2.3 million for the nine months ended May 31, 2011.  This increase can be attributed to amortization expense associated with identifiable intangible assets from the 2011 acquisitions and the warrant liability adjustment.

Purchases of property and equipment for the nine months ended May 31, 2012 and 2011 were $692,000 and $2.3 million, respectively.  The decrease in purchases for the nine months ended May 31, 2012 are primarily related to the purchase and installation of the Company’s new ERP during the third quarter of fiscal 2011.

Net cash used in financing activities for the nine months ended May 31, 2012 and 2011 was $677,000 and $1.6 million, respectively.  The decrease in net cash used in financing activities for the nine months ended May 31, 2012 included repayments of $3.5 million on the Company’s credit facility that were partially offset by proceeds of $3.0 million associated with the issuance of the subordinated debt financing in December 2011.

We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit.  Cash at May 31, 2012 of $2.0 million represented a decrease of approximately $2.0 million from cash of $4.0 million at August 31, 2011.

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

On March 20, 2012, the Borrower and EIS Canada entered into a First Amendment and Joinder to Loan Documents (the “First Amendment”) with PNC, pursuant to which PNC has agreed to make certain amendments to the PNC Loan Agreement and the Other Documents (as such term is defined in the PNC Loan Agreement and together with the PNC Loan Agreement, the “PNC Loan Documents”), including (1) joining EIS Canada to the PNC Loan Documents, (2) amending the definition of EBITDA to revise certain add-backs and deductions thereto and (3) revising the covenants and representations and warranties included in the PNC Loan Agreement to include certain customary covenants and representations and warranties relating to EIS Canada.

As of May 31, 2012, the Company determined it was in compliance with its financial covenants under the PNC Credit Facility.

The Company had a balance of $13.7 million outstanding under the revolving portion of the PNC Credit Facility at May 31, 2012.  At August 31, 2011, the Company had a balance of $17.2 million outstanding under the revolving portion of the DLL Credit Facility, and a balance of $1.0 million (included in the Company’s accounts payable) outstanding plus $2.2 million in open approvals under the floorplan portion of the DLL Credit Facility.  Net availability was $5.1 million under the revolving portion of the PNC Credit Facility as of May 31, 2012 and $4.9 million under the revolving portion of the DLL Credit Facility as of August 31, 2011.

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

As of May 31, 2012, the Company has determined it was in compliance with its financial covenants under the Amended and Restated Subordinated Loan Agreement with NewSpring and Peachtree.  NewSpring and Peachtree have agreed that the total funded senior debt to pro forma adjusted EBITDA financial covenant under the Amended and Restated Subordinated Loan Agreement would not be applicable for the quarter ended May 31, 2012.

Liquidity

We anticipate that our primary sources of liquidity in for the remaining months of fiscal year 2012 and fiscal year 2013 will be cash generated from working capital management, operations, trade vendor credit and cash available to us under the PNC Credit Facility.  Our future financial performance will depend on our ability to continue to reduce and manage operating expenses and our ability to grow revenues.  Any loss of clients, whether due to price competition or technological advances, will have an adverse effect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses.

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

•
There are occasions when a client requests a transaction on a “bill and hold” basis.  We follow the ASC Topic 605-25 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of ASC Topic 605-25 are met.  We do not modify our normal billing and credit terms for these clients.  The client is invoiced at the date of revenue recognition when all of the criteria have been met.  As of May 31, 2012 and 2011, we did not have any bill and hold transactions.

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

Long-Lived Assets

Long-lived assets, including definite-lived intangible assets and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC Topic 360 Property, Plant and Equipment.  Recoverability of  long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Definite-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC Topic 350 Intangibles -Goodwill and Other.  Recoverability of definite-lived intangible assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Item 4.  Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of May 31, 2012.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer, were appropriate to allow timely decisions regarding required disclosure and were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

In September 2011, the Company learned that it had been named as a defendant in a qui tam case alleging violations of the Trade Agreements Act.  This case, designated United States ex rel. Sandager v. Dell Marketing, L.P., et al., was filed under seal in the United States District Court for the District of Minnesota on July 31, 2008.  The United States declined to intervene in the matter on September 30, 2009.  On April 25, 2012, the case was dismissed with prejudice.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

 Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 10.1 – Amended and Restated Employment Agreement between the Company and Gregory P. Chandler, dated as of May 21, 2012, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed May 25, 2012.

Exhibit 10.2 – Stock Appreciation Right Award Agreement between the Company and Gregory P. Chandler, dated as of May 21, 2012, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed May 25, 2012.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer of Emtec, Inc., dated July 16, 2012.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Gregory P. Chandler, Principal Financial Officer of Emtec, Inc., dated July 16, 2012.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer of Emtec, Inc., dated July 16, 2012.

Exhibit 32.2 - Section 1350 Certificate of Gregory P. Chandler, Principal Financial Officer of Emtec, Inc., dated July 16, 2012.

Exhibit 99.1 - Second Amendment to Loan Documents between Company and PNC Bank, National Association, dated as of June 28, 2012.

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

Date: July 16, 2012