Form 10-K
period 2012-08-31
EMTEC INC/NJ
filed 2012-12-14
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(MARK ONE)
(X)                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one): ☐ Large accelerated filer    ☐ Accelerated filer   ☐ Non-accelerated filer      ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 29, 2012 was approximately $5,584,592 computed by reference to the closing price of the common stock for that date.

        As of November 19, 2012, there were outstanding 17,616,437 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III – Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders

EMTEC, INC.

2012 FORM 10-K ANNUAL REPORT

i

References in this Annual Report to “we,” “us,” or “our” are to Emtec, Inc. and its subsidiaries, unless the context specifies or requires otherwise.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).  In this Annual Report, we state our beliefs of future events and of our future financial performance.  In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words.  You should be aware that those statements are only our predictions.  Actual events or results may differ materially.  In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report for the year ended August 31, 2012 and other reports or documents that we file from time to time with the SEC.  Those factors may cause our actual results to differ materially from any of our forward-looking statements.  All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

ii

PART I

Item 1.  Business

Introduction

Emtec, Inc., a Delaware corporation, was formed on January 17, 2001 and is an information technology (“IT”) services provider.  We provide consulting, outsourced application services and infrastructure services to commercial and public sector clients.  The Company’s client base is comprised of commercial businesses, school districts throughout the U.S. and Canada and departments of the U.S. and Canada’s federal, state/provincial and local governments.

Over the last two years, we have focused our sales efforts on delivering Enterprise application services and custom application services to our clients; we go to market through specific industry segments, commonly called “verticals,” “industry verticals” or “vertical markets,” and specific organizational functional expertise.

Our primary business objective is to become a leading provider of high quality IT application services and innovative consulting for our clients, while continuing to provide a range of managed infrastructure support.

We service our clients on their premises or in our delivery centers in the U.S., Canada and India.

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

Recent Acquisitions

On February 3, 2011, the Company acquired through its subsidiary, Emtec Global Services, LLC (“EGS LLC”), all of the issued and outstanding stock of Dinero Solutions, LLC (“Dinero”), headquartered in Duluth, Georgia.  Dinero provides Oracle consulting and implementation services to commercial clients.

On March 1, 2011, the Company acquired through EGS LLC all of the issued and outstanding stock of Covelix, Inc. (“Covelix”), headquartered in Kirkland, Washington.  Covelix provides software development, quality assurance, staffing and program management services to software companies.  Covelix enters into contracts with clients and outsources the work to its wholly-owned subsidiary, Covelix Technologies Private Ltd., located in Pune, India.

On August 15, 2011, the Company acquired through its subsidiary EGS LLC all of the outstanding membership interests of GNUCO, LLC, d/b/a Emerging Solutions (“Emerging”) headquartered in Chicago, Illinois.  Emerging is an IT consulting/services company that focuses on enterprise performance management and has broad capabilities and technical expertise in leading technologies (e.g. Oracle, Hyperion, PeopleSoft, Microsoft, and Salesforce.com) as well as expertise in business process management.

Industry Background

We compete in the technology services market. We provide our clients with a broad array of technology services including IT infrastructure and process consulting; development, implementation and maintenance and support of custom and packaged business applications; planning, managing, maintaining and supporting IT infrastructure; aligning our clients’ IT infrastructure with the needs of our clients’ businesses and operations, and advice, design and selection of their clients’ business process technology needs. We also provide our clients with IT staff augmentation in a select set of business application skills.   We can provide full lifecycle services as well as point solutions for our clients depending on their needs.

From 2010 through 2012, the commercial IT services industry rebounded from the recession and demand for a wide variety of information technology services increased.  At the same time, the federal government and state and local governments faced budgetary pressures stemming from reduced tax collections and a reduction in stimulus funds.  The market for distributors of technology products has been consolidating and manufacturers have intensified direct selling efforts.  While this product market has matured, the market for IT services has expanded the use of technology to improve business efficiencies.  Many organizations are increasingly dependent on the use of IT as a competitive tool in today’s business environment.  The need to distribute and access information on a real-time basis throughout an organization and between organizations has led to the rapid growth in the IT services market.

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

Increasingly, many IT departments have shifted all or a portion of their IT development, integration and maintenance requirements to outside service providers operating with on-site and/or offshore IT resources.  Global demand for high quality, lower cost IT services from outside providers has created a significant opportunity for IT service providers that can successfully leverage benefits, and address the challenges, of using offshore talent.  The delivery of IT services has shifted to a global sourcing model, where companies can choose from a wide array of technology partners and effectively manage their technology costs through the use of round-the-clock support.

We serve clients in various vertical markets including retail, manufacturing, financial services, professional services, utilities, healthcare, governments at the federal (both U.S. and foreign governments), state, and local level, and the K-12 education market.

The U.S. federal government is one of the world’s largest consumers of IT and is our largest source of revenue.   The U.S. federal government tends to use procurement vehicles to purchase its IT needs which foster partnering relationships.  The federal government encourages partnering relationships in order to give small businesses the opportunity to serve the federal government while, at the same time, not forgoing shifting risk and management of larger projects to larger companies.

We also service the K-12 education market, which is becoming a high-volume adopter of technology.  School districts have been typically slow to adapt to the needs of their student base and often have infrastructure that cannot currently support a broader use of technology by students.  We believe that the arrival of broad-band wireless delivery will eventually overcome some of these infrastructure challenges, and as delivery of technology and systems becomes more widespread and available, the education market will be able to adapt more quickly to provide students, instructors and administrators with technology.  We also believe that the delivery of content through technology will eventually enable schools to reduce other expenses such as textbooks.  These shifts should enable technology to capture a larger share of the budget of a school system.  We have focused our education strategy on larger suburban school districts with growing populations that have a greater ability to fund their technology needs. In particular, we work with school systems that have emphasized technology as an important part of their future curriculum.  As the technology expertise of students becomes more prolific, we expect the demand for services in this market to increase.

Our Strategy

Our business objective is to shift our business away from low margin transactional IT to multiyear outsourcing engagements using an onshore/offshore sourcing model.

In application services, we typically engage with our clients in a consulting capacity and expand the relationship over time to provide high value-added strategic advice in combination with recurring information technology outsourcing.  We strive to be considered by our clients as one of their most trusted advisors and be recognized as the premier IT services company by our partners.  Our consulting practices include; IT strategy and planning, IT security consulting, functional expertise such as federal agency finance and accounting, and our Information Management practice.  Sales of these services are focused on business users including CEOs, CFOs, sales and marketing, operations and human resources.

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

To this end, we are pursuing the following strategies:

Organic Growth through a Vertical, Functional and Geographical Sales Force

We have hired professional sales executives and experienced sales professionals who have significant experience selling IT solutions and managed services. We have trained these professionals in differentiating the Company by offering a unique set of solutions that provide a value proposition for our clients.  We focus our sales professionals on expanding our services within our existing client base, many of which are Fortune 1000 companies or government agencies of similar size. Our commercial sales force is both functional and geographical.  The functional sales teams focus on selling a specific solution to an industry segment while our executive sales teams focus on selling a full set of solutions to an industry segment and/or in a geographical region.  Our state and local and education sales teams are focused geographically.  We feel the flexibility of our approach to professional sales teams allows us to fit industry needs to different sales structures.  In our federal vertical, we have focused these sales teams around selling to specific agencies of the government.

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

Capitalizing on Existing Relationships

We believe that our history of satisfying the IT requirements of our larger clients is facilitating the marketing of our new services to this important segment of our clientele.  The addition of our acquired companies has expanded our service offerings in areas of custom application development, Enterprise Resource Planning (“ERP”) and programming technologies and business service management along with enriching our client base in a variety of industry verticals including; government, retail, telecommunications, financial services, pharmaceutical, insurance and manufacturing.

Our Business

Our Business is segmented based on our go-to-market sales approach.   We currently have the following reporting segments, each having their own independent sale forces.

•	Federal - provides IT consulting and procurement services to various agencies of the U.S. federal government.

•	Commercial, State & Local and Education (“CSLED”) – provides IT consulting services to clients in the commercial, state & local and education sectors

Our practices are based on types of services we provide across these segments as described below.

IT Consulting Services

Our IT Consulting Services analyze whether a customer’s IT is providing services that are truly valuable to the enterprise it supports.  We also help align IT priorities with the priorities of our customer’s business.  Specific areas of focus include; IT Strategy and Planning, Performance and Governance, Process Improvement, and Security and compliance.  We rely on our unique approach to quantifying IT Value (Value Based Management (“VBM”)), and our real-world experience in IT transformation and operations to ensure that our clients can leverage IT as a true competitive differentiator.

Application Services

We combine expertise in diverse technologies with experience across a wide array of industries to deliver applications that solve business problems, improve operational efficiency and optimize the use of information. From identifying process improvement opportunities through the entire application development lifecycle, we possess the skills and experience to assist our clients. Currently, we have associates located onshore and offshore to provide our clients with the right mix of skills and experience in line with their specific needs.

Areas of focus include:

•
Development Maintenance and Support – We design, develop, and support custom services and software applications for enterprise-wide and mission-critical deployments. Our developers and project managers are experienced in Open Source, Microsoft .NET, J2EE/Java, Mobile (iPhone/iPad, Android, Blackberry, Symbian, Windows Mobile), Silverlight, and Cloud development.  Additionally, our application support personnel can provide ongoing support after final delivery of the application.

•
Package Implementation – We help our clients maximize the benefits of business applications by using leading edge technology. We implement, upgrade and integrate innovative packaged applications from leading software vendors, focusing on delivery of Oracle, PeopleSoft, Microsoft, Salesforce.com and SAP technologies.

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

•
Procurement Services – We plan, design, procure, deploy, and maintain our client’s IT infrastructure.  We are product agnostic, and for an organization of our scale, we believe this differentiates us from many of our competitors because we can provide them the best solution for their IT spend without creating conflicts.  We offer products from a broad array of technologies, from both hardware manufacturers and software providers. Equipment we deploy and maintain includes workstations, servers, networking and communications equipment, enterprise computing products and application software. We minimize inventory risk by ordering products primarily on an as-needed basis.  We utilize electronic ordering and pricing systems that provide real-time status checks on the aggregators’ inventories and maintain electronic data interchange links to other suppliers. Our sales team is thereby able to schedule shipments more accurately and to provide electronically-generated client price lists.

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

Cloud Services

Cloud computing refers to internet based computing that enables users to access processing power, storage, software or other services via the Internet. We believe cloud computing is transforming the way that IT services are consumed and delivered, and we are prepared to help our clients to capitalize on the opportunities that it presents. From understanding the promise of cloud-based services for a client’s organization, to developing a cloud-based application, we have the skills and expertise to help. Our current areas of focus in this area include:

•
Cloud Strategy and Planning – Many of our clients know that cloud computing could benefit them, but they are not exactly sure where and how.  We can assist our clients with this process by helping them to break down the problem using our VBM approach and systematically or opportunistically determine which services could be best provided through cloud computing methods.  Once these opportunities have been identified, our consultants assist clients with the prioritization and planning required for an orderly migration to new cloud-based services.

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

Clients

Our clients are primarily large business organizations, departments of the U.S. and Canada’s federal, state and local governments, local school districts and other large and mid-sized companies throughout the U.S. and Canada. We service our clients on their premises as well as from our leased delivery centers in the U.S. Canada, and India.

Sales to one school district accounted for approximately $29.3 million or 13.0% and $46.0 million or 21.7% of the Company’s total revenues for years ended August 31, 2012 and 2011, respectively.  A large portion of our revenues are also drawn from various civilian and military U.S. governmental departments and agencies.  Our state and local government clients include various state agencies and other local government units.  Educational institution clients primarily include K-12 school districts.

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

Our revenues, by client type consist of following (in thousands):

	For the Year Ended
	Aug 31, 2012		Aug 31, 2011
Departments of the U.S. Government	$87,996	39.2%	$87,869	41.4%
Canadian Government Agencies	2,040	0.9%	2,761	1.3%
State and Local Governments	5,218	2.3%	3,384	1.6%
Commercial Companies	83,360	37.1%	58,304	27.5%
Education and other	45,959	20.5%	59,829	28.2%
Total Revenues	$224,573	100.0%	$212,147	100.0%

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

Associates

The Company refers to all its employees as associates.  As of November 9, 2012, we employed 733 associates, including 550 IT services consulting staff and support associates, 70 sales, marketing and related support associates, 68 operations and administrative associates and 45 associates in accounting finance, and human resources.  We believe that our ability to recruit and retain highly skilled technical and other management associates will be critical to our ability to execute our business model and growth strategy.  We strive to have all our associates embrace our culture, values, and educate them on our strategy.

Available Information

The public may read and copy any materials filed by us with the Securities and Exchange Commission ("SEC") at the SEC’s public reference room located at 100 F Street, N.E., Washington D.C. 20549.  The public may obtain information about the operation of the SEC's public reference rooms by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information about issuers such as us that file electronically with the SEC.

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

If we are in default under our PNC Credit Facility or any agreement we have with any of our lenders, then all amounts due there under may become immediately due and payable, which will have a material adverse effect on our business and financial condition.

Our credit facility with PNC Bank, National Association (“PNC”) provides a revolving credit facility (the “PNC Credit Facility”) in an amount not to exceed (i) $30.0 million for the period from February 1 through August 31 each year during the term of the facility and (ii) $45.0 million for the period from September 1 through January 31 each year during the term of the facility.  The PNC Credit Facility also includes a $7.0 million sublimit for the issuance of letters of credit.  As of August 31, 2012, we had $12.0 million outstanding under the revolving portion of the PNC Credit Facility and $300,000 in letters of credit.  If an event of default under the PNC Credit Facility or any agreement we have with PNC occurs, then the entire balance outstanding under all such agreements shall become immediately due and payable.  We will not be able to repay this balance unless we raise significant capital by refinancing with a new senior lender, selling assets or issuing debt or equity securities, which we may not be able to do on terms acceptable to us, if at all.  Further, a default on the line of credit would also result in a cross-default under our Amended and Restated Subordinated Loan Agreement (the “Subordinated Loan Agreement”) with NewSpring SBIC Mezzanine Capital II, L.P (“NewSpring”) and Peachtree II, L.P. (“Peachtree”).  If the balance outstanding under our agreements with PNC, NewSpring and Peachtree become immediately due and payable and we are unable to raise significant capital or obtain from PNC a waiver and an agreement to forbear, because we do not currently have sufficient liquidity to satisfy these obligations if accelerated by PNC, NewSpring and Peachtree, PNC may proceed to foreclose on the collateral, our business and financial condition will be materially and adversely affected and the value of your equity investment in the Company could be adversely impacted.

As of August 31, 2012, we were in compliance with the covenants under our Credit Facility.  However, there can be no assurance in the future that we will be in compliance with our covenants under the PNC Credit Facility or the Subordinated Loan Agreement and, to the extent we are not in compliance that our lenders will agree to grant us a waiver.

Our revenues are derived from a few major clients, the loss of any of which could cause our results of operations to be adversely affected.

A large portion of our revenues are drawn from various civilian and military U.S. governmental departments and agencies. These clients include the Department of Defense, Department of Justice, Department of Homeland Security, Department of Health and Human Services, Department of Agriculture, Department of Commerce and the GSA. During the last two fiscal years ended on August 31, 2012 and 2011, U.S. governmental department and agency related sales accounted for approximately 39.2% and 41.4% of our total revenues, respectively.

Either of the following additional risk factors could have a material negative impact on our business:

•	seasonality of federal government related business makes future financial results less predictable;

•	the government’s inability to resolve tax and spending issues could cause a severe reduction in our Federal revenues; and

•
due to our dependence on governments demand for IT products, a material decline in overall sales to the government as a whole, or to a certain key agency thereof, could have a material adverse effect on our results of operations.

Additionally, sales to one of the school districts accounted for approximately $29.3 million or 13.0% and $46.0 million or 21.7% of the Company’s total revenues for years ended August 31, 2012 and 2011, respectively.

We cannot assure you that we can successfully increase the portion of our revenues derived from IT consulting and outsourcing.  If we are unsuccessful, our future results may be adversely affected.

Our transition from an emphasis on IT procurement services to an emphasis on providing IT consulting and outsourcing has placed significant demands on our managerial, administrative and operational resources.  Our ability to manage this transition effectively is dependent upon our ability to develop and improve operational, financial, and other internal systems, as well as our business development capabilities, and to attract, train, retain, motivate and manage our associates.  If we are unable to develop and improve operational, financial, and other internal systems or our business development capabilities, or to attract, train, retain, motivate and manage our associates, our ability to effectively deliver and support our services may be adversely affected.  Further, our transitional efforts to access higher-margin consulting and outsourcing revenues may result in reduced IT procurement services revenue.  If we successfully expand our IT services offerings, periods of variability in utilization may continue to occur.  In addition, we are likely to incur greater technical training costs during such periods.  Historically, our IT procurement services accounted for approximately 53.9% and 64.9% of our total revenues for the years ended August 31, 2012 and 2011, respectively. In contrast, our IT consulting and outsourcing accounted for approximately 46.1% and 35.1% of our total revenues for the years ended August 31, 2012 and 2011, respectively.

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

Our future success will depend to a significant extent on our ability to attract, train and retain highly skilled IT development professionals. In particular, we need to attract, train and retain project managers, IT engineers and other senior technical personnel. We believe there is a shortage of, and significant competition for, IT development professionals in the U.S. with the advanced technological skills necessary to perform the services we offer. We have subcontracted, to a limited extent in the past, and may do so in the future, with other service providers in order to meet our obligations to our clients. Our ability to maintain and renew existing engagements and obtain new business will depend, in large part, on our ability to attract, train and retain technical personnel with the skills that keep pace with continuing changes in IT, evolving industry standards and changing client preferences. Further, we must train and manage our growing work force, requiring an increase in the level of responsibility for both existing and new management personnel. We cannot assure you that the management skills and systems currently in place will be adequate or that we will be able to train and assimilate new associates successfully. Our failure to attract, train and retain current or future associates could have a material adverse effect on our business, results of operations and financial condition.

Our growth may be hindered by U.S. Citizenship and Immigration Services and Department of Labor restrictions.

Our continued success will depend, to a large extent, on our ability to remain in the forefront of developments in the field of IT.  In order for us to remain competitive in the current market environment, it is critical for us to hire and maintain the services of highly skilled and competitive associates who have the technical and practical expertise to meet the high-end technological needs of our clients.  A number of our IT professionals are from developing countries, especially India.  The ability of Indian nationals to work in the U.S. depends on obtaining the necessary visas and work permits.

The H-1B visa classification enables U.S. employers to employ foreign workers in specialty occupations that require theoretical or technical expertise in a specialized field (such as, Systems Analysis and Systems Engineering) and a bachelor's degree or its equivalent.  The H-1B visa usually permits an individual to work and live in the U.S. for a period of up to six years. Under certain circumstances, H-1B visa extensions after the six-year period may be available. There is a limit on the number of new H-1B petitions that U.S. Citizenship and Immigration Services, or USCIS, one of the successor agencies to the Immigration and Naturalization Service, may approve in any federal fiscal year. In years in which this limit is reached, we may be unable to obtain H-1B visas necessary to bring foreign associates to the U.S.  Furthermore, the costs associated with obtaining H-1B visas is continuing to increase.

There is a statutory cap on H-1B petitions for Fiscal Year 2013 (FY 2013) of 65,000.  There is an additional 20,000 cap-exempt H-1Bs available for individuals who have a U.S. master’s or higher degree.  USCIS began accepting H-1B petitions subject to the FY 2013 cap on April 1, 2012.  On June 11, 2012, USCIS received a sufficient number of petitions to reach the statutory cap for FY 2013. On June 7, 2012, USCIS also received more than 20,000 H-1B petitions on behalf of persons exempt from the cap under the advanced degree exemption. USCIS will reject petitions subject to the cap for H-1B specialty occupation workers seeking an employment start date in FY 2013 that are received after June 11, 2012.

Moreover, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the U.S. Department of Labor. A finding by the U.S. Department of Labor of willful or substantial failure by employers to comply with existing Department of Labor regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits.  We are subject to such audits from time to time.

We also process immigrant visas for lawful permanent residence for associates to fill positions for which there are no able, willing and qualified U.S. workers available to fill the positions. Compliance with the existing U.S. immigration and labor laws, or changes in those laws making it more difficult to hire foreign nationals or limiting our ability to successfully obtain permanent residence for our foreign associates in the U.S., could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the U.S.. Any of these restrictions or limitations on our hiring practices could have a material adverse effect on our business, results of operations and financial condition.

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

Reduction in, or elimination of, our credit facilities with our primary trade vendors could have a material adverse effect on our business and operations.

As of August 31, 2012, our open terms credit lines with our primary trade vendors, including aggregators and manufacturers totaled $22.4 million. Under these credit lines, we are typically obligated to pay each invoice within 30-45 days from the date of such invoice. These credit lines could be reduced or eliminated without a notice, and this action could have a material adverse effect on our business, result of operations, and financial condition.

Adverse changes in U.S. federal government fiscal spending could have a negative effect on our sales, gross margin, and cash flow.

Changes in U.S. federal government spending policies or budget priorities could directly affect our financial performance. Among the factors that could materially harm our business are:

•	the combination of federal income tax increases and government spending restrictions potentially occurring at the end of calendar year 2012, commonly referred to as the fiscal cliff;

•
a significant decline in spending by the U.S. federal government in general or by specific departments or agencies in particular, which may occur if lower tax revenues are received by the government as a result of any economic slow-down;

•	U.S. federal government shutdowns and other potential delays in the appropriation process;

•
the use of a Continuing Resolution to fund agencies instead of a budget appropriation, which may cause our clients within U.S. federal government agencies to defer or reduce work under our current contracts;

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

Education, state and local verticals sales levels are subject to fluctuations driven in part by state budgetary status and changes in state and local government funding and spending patterns. We believe there has been a reduction in spending by schools due to the general economic conditions in the U.S. and fiscal constraints on state and local government budgets. A continuation of global capital and credit market instability, a sluggish economic recovery or a return to a period of economic contraction could result in reductions or further reductions as the case may be, in spending by school districts and other clients to which we sell products and services. A further reduction in spending by our clients could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, we are subject to review and audit by governmental agencies relating to our governmental business as well as our taxes.  Given the demands of working for governmental agencies, we expect that, from time to time, we will have disagreements or experience performance issues with the various government clients for which we work.  If performance or other issues arise as a result of any investigative process, the government retains the right to pursue remedies, which could include fines or the threatened termination, termination or non-renewal under any affected contract.  If any fines are levied or contract so terminated or not renewed, our ability to secure future contracts could be adversely affected.  Further, the negative publicity that could arise from disagreements with the government could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts, and may also have a material adverse effect on our business, financial condition, results of operations and cash flow.

Write-offs of goodwill and other intangible assets could adversely affect our future results of operations and financial position.

Goodwill and intangible assets deemed to have indefinite lives are not amortized but instead are subject to annual impairment tests. As of August 31, 2012 and 2011, we had goodwill of approximately $13.3 million and $18.6 million, respectively.  We performed impairment tests on goodwill as of June 1, 2012 and 2011.  As a result of the impairment tests, we recorded goodwill impairments of $5.3 million and $200,000 as of June 1, 2012 and 2011, respectively.  We test for impairment at least annually.  Such tests may result in a determination that these assets have been impaired. Additionally, we had definite-lived intangible assets, net of accumulated amortization, as of August 31, 2012 and 2011 of approximately $10.5 million and $18.4 million, respectively.  In connection with the goodwill impairment for the year ended August 31, 2012, the Company also recorded an impairment associated with definite-lived intangibles of $4.1 million. If at any time we determine that an impairment has occurred with the remaining goodwill and intangible asset balances, we will be required to reflect the impaired value as a part of operating income, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in our net asset value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable or increase the amount of our net loss in the period in which the charge is taken or otherwise fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

Our business may be harmed by the contingent obligations we incurred in connection with our acquisitions or acquisitions we may complete in the future.

In connection with our acquisitions, we have incurred the obligation to make contingent earn out payments tied to performance criteria of the acquired businesses over a specified period. We also expect that acquisitions we may complete in the future may contain contingent earn out payments, and these payments could be significant.  In addition, contractual provisions relating to the contingent earn out obligations may include covenants to operate the businesses acquired in a manner that may not otherwise be most advantageous to us.  Also in connection with our acquisitions, we may have an obligation to pay liabilities associated with the put options on the shares issued to some of the former owners of the acquired companies. These provisions may also result in the risk of litigation relating to the calculation of the amount due or our operation of the business acquired. Such litigation could be expensive and divert management attention and resources. Our obligation to make contingent payments may also result in significant operating expenses.  We can provide no assurance that we will have sufficient funds to pay our contingent obligations when due, or that such obligations, including the associated covenants relating to the operation of the acquired business, will not otherwise adversely affect our business, liquidity, capital resources or results of operations.

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

Our cost structure is relatively fixed in the short term, which makes it difficult to reduce our expenses quickly in response to declines in revenue or revenue growth.

We make expenditures to support our revenue growth in advance of achieving the expected revenue. Our expenses associated with headcount and facilities can be difficult to reduce quickly due to the nature of those items. If revenue does not grow as we expect or if it declines, our expenses may constitute a larger percentage of our operating budget than we planned, which would adversely affect our profitability.

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

Many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify.  Our failure or inability to meet a client’s expectations in the performance of our services could result in a material adverse change to the client’s operations and, therefore, could give rise to claims against us or damage our reputation, adversely affecting our business, results of operations and financial condition.

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

We could find it challenging to obtain financing for future acquisitions.

We are currently a net borrower of cash.  In the current market environment, many of the companies we are looking at to acquire are looking for a significant cash payment up front as part of the overall consideration.  Since our ability to raise more debt, based on our current balance sheet, may hinder our ability to acquire companies, we continue to improve our balance sheet.  Any tightening of credit markets could also limit our ability to fully execute our growth strategy in the future.

Fluctuations in foreign currency exchange rates could negatively impact our results of operations.

We are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our Consolidated Financial Statements due to the translation of operating results and financial position of our foreign subsidiaries.

We are subject to changes in U.S. and global market conditions that are beyond our control and may have a material effect on our business and results of operations.

The U.S. States and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects. The Company is unable to predict the impact, severity, and duration of these economic events, which could have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Weather conditions may adversely impact our business.

Weather conditions may adversely impact our operating results. The occurrence of hurricanes and other storms could result in the disruption of our operations. While we traditionally maintain property and casualty insurance coverage for damage caused by hurricanes and other storms, there can be no assurance that such insurance coverage is adequate to cover losses that we may sustain as a result of hurricanes and other storms. For example, our headquarters, in northern New Jersey, was forced to close for two weeks as a result of sustained power interruptions associated with Hurricane Sandy.  We maintain insurance for property damage and business interruption, subject to deductibles. We cannot currently quantify the negative effects of business interruption associated with Hurricane Sandy.

Information technology failures and data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities and to maintain our business records. These information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced security breaches, cyber-attacks, significant systems failures and electrical outages in the past. A material network breach in the security of our information technology systems could include the theft of customer, employee or company data.  A security breach or a significant and extended disruption in the functioning of our information technology systems could damage our reputation and cause us to lose customers, adversely impact our sales and revenue and require us to incur significant expense to address and remediate or otherwise resolve these kinds of issues. The release of confidential information as a result of a security breach may also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. We may also be required to incur significant costs to protect against damages caused by these information technology failures or security breaches in the future. We routinely evaluate the effectiveness of the security of our information technology systems, and we regularly enhance our security measures to protect our systems and data.  However, we cannot provide assurances that a security breach, cyber-attack, data theft or other significant systems failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is currently located in Springfield, New Jersey.  We do not own any real property.  The following table contains information about our material leased facilities.

Address	Reporting Segment Used by	(Size in Square Feet)	Monthly Rent	Expiration Date

Civic Office Building, 20th Floor Suite 2050	CSLED	7,688	$25,571	January 31, 2020
20n Wacker Drive
Chicago, IL

2355 Dulles Corner Blvd, Suite 600	Federal	11,012	$24,722	March 30, 2016
Herndon, VA 20171

500 Satellite Blvd.	CSLED	36,284	$20,816	November 30, 2014
Suwannee, GA 30024

11 Diamond Road	Federal/CSLED/	44,000	$17,250	May 31, 2014
Springfield, NJ 07081	Corporate

100 Matsonford Road, Suite 420	Corporate	7,342	$17,205	June 30, 2017
2 Radnor Corporate Center,
Radnor, PA 19087

612 Pierce Boulevard	Federal/CSLED	4,900	$10,388	December 31, 2014
O'Fallon, IL 62269

Gopal House No. 127/1B/b	CSLED	7,300	$8,433	Monthly
Plot A1 Village Kothrud,
Tal. Haveli,
Dist.: Pune - 411029
India

329 March Road Suite 108	CSLED	4,150	$8,393	October 31, 2017
Ottawa, ON M5X 1C9
Canada

16 Executive Drive	CSLED	3,788	$8,226	December 31, 2012
Fairview Heights, IL 62208

56 Outer Ring Road	CSLED/Corp	6,000	$8,146	August 31, 2014
Next to Advith Hyundai
Marathalli Outer Ring Road
Deverabisanahalli
Banglore - 560103
India

9450 Philips Highway, Suite 1	CSLED	7,563	$5,074	February 28, 2014
Jacksonville, FL 32256

2201 Walnut Avenue, Suite 230	CSLED	2,230	$4,906	August 31, 2013
Freemont, CA

600 Market Place	Federal	3,175	$4,688	December 31, 2013
Bridgeport, WV 26330

Two Carlson Parkway, Suite 205	CSLED	3,301	$4,539	August 31, 2014
Plymouth, MN 55441

Item 3.  Legal Proceedings

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business. The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over-The-Counter Bulletin Board market under the symbol “ETEC.OB.” The following table sets forth the high and low closing prices of our common stock for the periods indicated:

Three Months Ended	High	Low
August 31, 2012	$1.23	$1.05
May 31, 2012	$1.18	$0.90
February 29, 2012	$1.12	$0.20
November 30, 2011	$0.80	$0.39
August 31, 2011	$1.05	$0.36
May 31, 2011	$1.05	$0.59
February 28, 2011	$1.14	$0.60
November 30, 2010	$1.22	$0.75

The above quotations represent prices between dealers and do not include retail mark-ups, markdowns or commissions.  They do not necessarily represent actual transactions.

As of November 19, 2012, there were 492 record holders of our common stock, although we believe that the number of beneficial holders is approximately 800.

We have not previously declared any dividends.  It is not likely that dividends on shares of our common stock will be declared in the foreseeable future. Under our PNC Credit Facility, we may not declare any dividends without the consent of our lenders. However, even if our lenders consented, the determination and payment of dividends with respect to the shares in the future will be within the discretion of the Company’s Board of Directors and will depend on our earnings, strategic uses of cash and capital requirements and operating and financial condition, other uses of cash, among other factors.

Information with respect to equity compensation plans of the Company appears in Item 12 of this report.

On August 15, 2011, the Company entered into the “Subordinated Loan Agreement” with NewSpring.  The Subordinated Loan Agreement provides for a subordinated term loan in an original principal amount of $10.0 million (the “Subordinated Credit Facility”).  In connection with the Subordinated Credit Facility from NewSpring, on August 15, 2011, the Company issued to NewSpring a Common Stock Purchase Warrant (the “NewSpring Warrant”) to purchase the number of shares of common stock of the Company, par value $0.01 (the “Common Stock”), equal to 5.0% of the Common Stock outstanding at the time of, and after giving effect to, the exercise of the NewSpring Warrant based on the “treasury stock method” in accordance with generally accepted accounting principles applicable in the United States of America  (“GAAP”) and determined using the same principles, assumptions and estimates that are used by the Company in the preparation of its financial statements.  As of August 31, 2011 and 2012, the NewSpring Warrant would be exercisable for 903,606 shares of Common Stock.  The exercise price for the Warrant is $0.01 per share, which may be paid through a cashless exercise.  The NewSpring Warrant expires on August 15, 2021.

On December 30, 2011, in connection with the entry into the PNC Credit Facility and Peachtree becoming a lender under the Subordinated Credit Facility, the Company amended and restated the NewSpring Warrant and granted a warrant (the “Peachtree Warrant”) to Peachtree.  The Peachtree Warrant grants the right to purchase the number of shares of Common Stock, equal to 1.5% of the Common Stock outstanding at the time of, and after giving effect to, the exercise of the Peachtree Warrant based on the “treasury stock method” in accordance with GAAP and determined using the same principles, assumptions and estimates that are used by the Company in the preparation of its financial statements.  As of August 31, 2012, the Peachtree Warrant would be exercisable for 271,926 shares of Common Stock, respectively.  The exercise price for the Warrant is $0.01 per share, which may be paid through a cashless exercise.  The Peachtree Warrant expires on December 30, 2021.

All of these securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities law, which exempt transactions by an issuer not involving any public offering.  The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was restricted under the terms of the respective purchase agreements.

Item 6.  Selected Financial Data

Not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the “Risk Factors” outlined in Item 1A for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein.  The following discussion as of August 31, 2012 and 2011 should be read in conjunction with our audited consolidated financial statements and accompanying notes, which are contained elsewhere in this Report.

Overview of Emtec

Emtec, Inc., a Delaware corporation, was formed on January 17, 2001 and is an information technology (“IT”) services provider.  We provide consulting, application services and infrastructure services to commercial and public sector clients.  The Company’s client base is comprised of commercial businesses, school districts, and departments of the U.S. and Canada’s federal, state/provincial and local governments~~.~~

Over the last two years, we have concentrated our sales efforts on growing our consulting and outsourcing services to our clients; we go to market through specific industry segments, commonly called “verticals,” “industry verticals” or “vertical markets”, and through specific organizational functional expertise.

Our primary business objective is to become a leading provider of high quality IT application services and innovative consulting for our clients, while continuing to provide a range of managed infrastructure support.

We service our clients on their premises or in our delivery centers in the U.S., Canada and India.

Our consulting and outsourcing services can be subject to inflationary pressures and, in order to stay competitive, we typically need to increase the wages of our consultants.  Generally, rate increases to our clients lag behind such wage increases due to the long term nature of contracts with some of our clients. While the economy in general has suffered since 2008, IT unemployment is lower than other job functions across the U.S. This is from a lack of qualified technical resources and the U.S. government’s tightening of immigration limits.

While we are ultimately focused on growing revenue, the Company has been in a transition period over the last several years.  We have been moving away from lower gross margin revenue that requires significant scale to maintain profitability, towards higher gross margin recurring revenue that requires significantly less overhead.  As such, we have concentrated our focus on improving overall gross profit, gross margins and operating profit.

Factors that may affect gross profits in the future include billing rates, utilization rates of our consultants, and pay and benefits for our consultants. In addition, the mix of services we provide can affect gross margins; domestically-based long-term, recurring revenue outsourcing contracts tend to have lower margins than project based consulting engagements.   In addition, increasing use of offshore resources for maintenance and support will have the effect of decreasing our revenues while increasing our gross margins.

Our procurement services business is typically a low margin, high overhead business.  The procurement services we provide for our clients have historically not been adversely affected by inflation.  Technological advances or competition within the IT industry  have generally caused the prices of the products we sell to decline as well as the product life-cycles tend to be shorter. With continuing downward pressure on prices, we have taken the approach that we favor growth of product lines with higher gross margins, and larger and fewer transactions.  Except in our Federal segment we are not currently focused in growth of our product sales.  Rather, we view these sales to be ancillary to our core service relationships with our clients.  Our clients purchase products through us because we provide a particular knowledge of the appropriate configuration, because they have outsourced the deployment of these products to us, or because we have simplified the purchasing process through an agreement that provides ease of use and volume pricing incentives.

Factors that may affect procurement services gross profits in the future include changes in product margins, volume incentive rebates and other incentives offered by various manufacturers, the mix of products sold, the mix of client type and the decision to aggressively price certain products.

Factors that may in the future have a negative impact on our selling, general and administrative expenses for both types of services  include costs associated with marketing and selling activities, potential merger and acquisition related costs, technological improvement costs, compliance costs associated with SEC rules and increases in our insurance costs.

During 2012, we decided to re-segment our business.  We have two reporting segments, Federal and Commercial, State, Local and Education (“CSLED”), each having its own independent sales force.    Our Federal segment sells our portfolio of services to the various agencies of the U.S federal government.  The federal government uses a variety of master contracts (or “contract vehicles”) and seldom purchases services and products directly without using a prime vendor listed under the contract.  Thus, there is a concentrated sales effort on obtaining the rights to sell as a prime vendor under these contracts.  Once the contract vehicle has been awarded, the Company largely competes against a limited number of other awardees.  In addition, the federal government reserves a certain amount of business under these contracts for companies in various special interest groups’ categories such as small businesses~~;~~ women owned businesses and service disabled veteran owned businesses.  Emtec partners and subcontracts with a number of these firms in order meet the government’s’ requirements under the contracts and contract vehicles.  Further, many of the awardees of contract vehicles do not have a complete portfolio of services.  Accordingly, they seek out to partner with companies, such as Emtec, who can provide specific expertise in which the federal government may be looking for on a bid.  Therefore, even though the Company may not be a vendor under a contract vehicle, they still may be a subcontractor to a prime vendor.  Emtec is a prime vendor and a designated subcontractor to prime vendors under numerous of these contract vehicles.

The sales cycle for a procurement service transaction for the Federal segment is typically very short-term in nature and very cyclical with the majority of sales orders being placed immediately before the end of the U.S. government’s fiscal year in September.  Thus our Federal segment typically has a strong fiscal first quarter as these products are delivered during the months of October and November.  By contrast, the sales cycle for a consulting and outsourcing customer is an extremely elongated sale cycle.  However, once the sale is made, the contract typically lasts from 3-8 years and provides a very predictable stream of revenue.

Within our CSLED segment, we have our “Commercial” operating segment and our “State, Local and Education” (“SLED”) operating segment.  This segment has one sales force that serves the entire CSLED segment.  While the SLED and Commercial businesses can differ in their sales process, we have observed enough evidence of the relationships between many of our Commercial and SLED clients, and the projects tend to be similar in nature with large 3-5 year outsourcing contracts and shorter 6-9 month project based contracts.  In addition, our procurement sales in both of these business units are sold typically as part of a larger consulting and outsourcing contract and are a service we provide as part of our relationship.  The motivation of the sales teams in this segment is not focused primarily on procurement sales but rather on consulting and outsourcing services, and, when needed, responding to the client when the client needs the product as part of our ongoing outsourcing relationship or executes a product rollout.

Quarterly Financial Summary

We believe that as we add to the portfolio of services we are offering, our revenues will experience less quarterly fluctuations.  Some of the contracts we are now in the process of negotiating with federal government agencies require services and products to be delivered throughout the year as opposed to the historical cyclical delivery timing we have experienced.  In addition, we have diversified our revenue base through the businesses we have acquired.  These businesses typically deliver long-term services to a variety of clients.  Therefore, the revenues from these acquired businesses have not fluctuated as much quarter-to-quarter as has our historical business.  We expect to continue to develop new practices and acquire companies which may not have significant seasonal fluctuations.  Accordingly, we expect our revenues not to fluctuate as much quarter to quarter in the future as they have in the past.

In 2012, we rebounded from a difficult year for our Federal segment in 2011 due to budgetary crises in 2011.  After a solid first quarter, we decided that the business could not withstand another significant downturn in the Federal segment.  With the fiscal cliff looming in January 2013, we cut back on non-performing sales personnel in the Federal segment and reduced other operational overhead.  This restructuring allowed the Federal segment to be significantly more profitable during the second, third, and fourth quarters of 2012.  We believe we currently have a more productive sales team in place and more efficient operations associated with our Federal segment.  In addition, our sales team has been selling longer term projects that include a combination of procurement and consulting and outsourcing which we believe may lead to a more predictable and more evenly distributed base of revenue for 2013.

During the fourth quarter of 2011 and the first three quarters of 2012, we were affected by a significant slowdown in our SLED business.  One of our clients had delayed a number of projects dues to a delay in receiving tax revenues that are specifically designed to purchase IT services and systems.  During the fourth quarter of 2012, this business returned to its normal run-rate.  This slowdown was partially offset by new contracts in our Commercial business; however we also invested in sales talent and practice management in Commercial in 2012 to position the Company for future growth.  The table below does not identify the effects of significant non-cash charges which are identified in our quarterly statements and in other sections of this document for the full year ended August 31 2012.  Readers of this document should refer to those documents and items in order to get a better understanding of the Company’s performance.

	Year ended August 31, 2012
	(In thousands, except share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2012

Revenue	$72,030	$47,725	$50,699	$54,119	$224,573

Gross Profit	$11,896	$8,481	$9,060	$8,584	$38,021

Net Income (Loss)	$455	$(2,736)	$(926)	$(9,216)	$(12,423)

Net Income (Loss) per share:	$0.05	$(0.17)	$(0.06)	$(0.55)	$(0.74)
Basic and Diluted

	Year ended August 31, 2011
	(In thousands, except share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2011

Revenue	$76,869	$46,130	$44,859	$44,289	$212,147

Gross Profit	$10,547	$7,750	$7,807	$6,963	$33,067

Net Income (Loss)	$729	$(427)	$(812)	$(3,740)	$(4,250)

Net Income (Loss) per share:	$0.05	$(0.03)	$(0.05)	$(0.24)	$(0.27)
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

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended August 31,
	2012	2011	Change	%
Revenues
Consulting and outsourcing	$103,438	$74,538	$28,900	38.8%
Procurement services	121,135	137,609	(16,474)	(12.0)%
Total Revenues	224,573	212,147	12,426	5.9%

Cost of Revenues
Cost of consulting and outsourcing	80,132	55,695	24,437	43.9%
Cost of procurement services	106,420	123,385	(16,965)	(13.7)%
Total Cost of Revenues	186,552	179,080	7,472	4.2%

Gross Profit
Consulting and outsourcing	23,306	18,843	4,463	23.7%
Consulting and outsourcing %	22.5%	25.3%

Procurement services	14,715	14,224	491	3.5%
Procurement services %	12.1%	10.3%

Total Gross Profit	38,021	33,067	4,954	15.0%
Total Gross Profit %	16.9%	15.6%

Operating expenses:
Selling, general, and administrative expenses	32,467	33,346	(879)	(2.6)%
Retention bonuses to former owners of acquired entities	884	1,040	(156)	(15.0)%
Non cash operating expenses
Stock-based compensation	420	514	(94)	(18.3)%
Warrant liability adjustment	890	57	833	1461.4%
Earnout liability adjustment	557	-	557	-
Impairment of identifiable intangible assets	4,132	-	4,132	-
Impairment of goodwill	5,295	200	5,095	2547.5%
Depreciation and amortization	5,304	3,387	1,917	56.6%
Total operating expenses	49,949	38,544	11,405	29.6%
Percent of revenues	22.2%	18.2%
Operating loss	(11,928)	(5,477)	(6,451)	117.8%
Percent of revenues	(5.3)%	(2.6)%

Other expense (income):
Interest income – other	(102)	(23)	(79)	343.5%
Interest expense	3,298	1,110	2,188	197.1%
Other	(117)	57	(174)	(305.3)%

Loss before income tax benefit	(15,007)	(6,621)	(8,386)	126.7%
Income tax benefit	(2,584)	(2,371)	(213)	9.0%
Net loss	$(12,423)	$(4,250)	$(8,173)	192.3%
Percent of revenues	(5.5)%	(2.0)%

Consolidated Results of Operations Overview

During the year ended August 31, 2012, the Company lowered the six year projections for all business units used in our goodwill and intangible asset impairment testing. The projections were lowered due to the uncertainty surrounding the impending fiscal cliff.  In the past, we had forecasted with the assumption that the President and Congress would have come to an agreement prior to January 1, 2013.  Since 2011, it has become far less likely that the fiscal cliff will be avoided, so we reduced our projections and assumed a decline in economic activity.  While we do not project negative cash flows for any of our business units nor do we believe we will default on any of the debt covenants due to the strength of our education backlog and our continuing cost reductions, the impact of a reduction in these projections resulted in goodwill impairment of $4.8 million in our CSLED segment (driven by a reduction in revenue growth projections in the commercial unit) and a write-down of $521,000 in our federal segment.

In addition, customer relationships in our CSLED segment were written down by approximately $4.0 million.  In 2011, parts of the staffing business were still growing and others seemed to have stabilized; however, the Company was still not generating significant cash flow from the staffing business so it was restructured to focus on cash generation rather than new sales growth.  As a result, the staffing business returned to profitability but numerous clients were lost as we focused on rate improvement. To a lesser extent, the customer intangible write-downs were the continued reduction of customers which the Company had in its legacy procurement (VAR) commercial business which has also gone through a significant restructuring to improve profitability.

Readers should note that these write downs have no effect on the operating cash flows for 2012 or anything Management has mentioned in this analysis on the outlook for 2013.   Management believes it has sufficient cash flows to meet its obligations in 2013, as well as continue with its future growth plans.  Readers are encouraged to read the footnotes to the financial statements for further review of these write-downs.

Management examines numerous measures when analyzing the results of our operations.  Our objective is to grow the overall revenues, gross profit margins and continuous operating cash flows of the Company.

As we diversify our business and grow our consulting and outsourcing services revenues, and in particular our applications services revenues, we expect gross margins to increase.  However, due to changes in types of services, we may occasionally see a decline in our services gross margin which may lead to a decline in our overall gross margin.

We measure our selling costs as a percentage of gross profits and sales compensation for the associates of the Company is derived from gross profit.  We expect that our growth will lead to selling costs increasing, but as our revenues grow we expect our selling costs to grow less quickly than our gross profit, thereby decreasing selling costs as a percentage of total gross profits. We expect as we grow our general and administrative costs will decrease as a percentage of revenue.  In the past, we have invested, from time to time, in additional selling, general and administrative costs in order to be able to grow our revenue more quickly based on market conditions.  In addition, we may experience an increase in our overall selling, general and administrative costs prior to being able to rationalize some of the costs (for example after an acquisition, we may not experience overhead synergies immediately).

We currently categorize our revenues and costs of services into “Procurement Services” and “Consulting and Outsourcing.”  We have made these categorizations in order to analyze our growth in IT professional services as a percentage of overall revenues.  We have divided our business into two reporting segments.  Our Federal segment sells our portfolio of services to the various agencies of the U.S. federal government.  Our CSLED segment sells our portfolio of services to clients in the Commercial and SLED business units.

Total revenue for fiscal 2012 increased 5.9% or $12.4 million as compared to fiscal 2011.  This increase was primarily the result of the full year effect of the 2011 acquisitions that was partially off-set by project delays from our education clients.

The aggregate gross profit increased by $4.9 million for fiscal 2012 as compared to fiscal 2011.  The increase is due to higher revenues and a shift in the Company’s revenue mix from lower margin procurement services to higher margin consulting and outsourcing services.  For fiscal 2012, the aggregate gross margin increased to 16.9% as compared to 15.6% for fiscal 2011.  This increase is primarily attributable to higher gross margins from procurement services revenue partially off-set by lower gross margin in consulting and outsourcing related to underutilized staff due to project delays from our education clients.

We have itemized our operating expenses in order to present a more accurate picture of our ongoing costs.  Our selling, general and administrative expenses include ongoing costs of our sales force and our administrative overhead.   Selling, general and administrative expenses decreased by approximately $879,000 from fiscal 2011 to fiscal 2012.  This decrease is primarily the result of our ongoing cost cutting efforts including a $4.0 million cost cutting project in the fourth quarter of fiscal 2011 and an additional $3.6 million in reductions in 2012.  The decrease was offset by a $6.7 million increase from the effect of reporting a full year of selling, general and administrative expenses on our 2011 acquisitions.

As part of the consideration we give to acquire companies, we often include bonuses which may either be in the form of retention or performance incentives.  Often these bonuses are awarded to the second layer of management within the acquired companies and to a lesser extent the former owners of the acquired companies.  Since these bonuses are in lieu of purchase consideration, we separate them out in segment comparative income statements.  During fiscal 2012, we expensed $884,000 for these bonuses which was a $156,000 decrease over the amount expensed in fiscal 2011.  Unless we acquire new companies, these amounts will continue to decrease.

Stock based compensation records the expense of any stock consideration awarded to management.  We believe providing management with stock-based compensation properly motivates management to increase the value of the stock over time and allows us to retain key management.  It also allows the Company to increase the operating cash flows of the Company instead of paying out large cash awards for performance.  Stock based compensation decreased by approximately $94,000 in fiscal 2012.  This was primarily because stock based compensation is amortized over the vesting period.  In fiscal 2011, executive management bonuses were less than they had typically been in prior years and there were no stock awards paid as part of executive management bonuses.  Accordingly, the amortization that would typically occur over the one year vesting of these awards did not occur in fiscal 2012.  The remaining amortization in fiscal 2012 is for awards with longer vesting periods.

As explained in Note 13 to our financial statements, the Company has issued various warrants.  These warrants are marked to market each quarter.  The warrant expense or income for the year actually represents the opposite effect of an increase in the Company’s stock.  As the stock price increases, the Company records an expense, and as it decreases it records income related to these warrants.  The warrant liability adjustment for fiscal 2012 was $890,000 versus $57,000 in fiscal 2011.  This is primarily the result of the increase in the Company’s stock price and the increase in number of warrants due to the issuance of warrants as a result of the Company’s subordinated debt issuances in the fourth quarter of fiscal 2011 and the second quarter of fiscal 2012.

The Company recorded $557,000 in earn out liability adjustments in fiscal 2012.  This non-cash charge which has been expensed represents an increase in the probability of the earn out liability being paid and the effect of the time value of money since the earn outs are closer to being paid.  This increase in the liability from expense was offset by actual earn out payments in fiscal 2012.

In the fourth quarter of fiscal 2012, the Company recorded impairment charges of $5.3 million associated with goodwill and $4.1 million associated with identifiable intangible assets.

As discussed earlier, during the year ended August 31, 2012, the Company lowered the six year projections for all business units used in our goodwill and intangible asset impairment testing. The projections were lowered due to the uncertainty surrounding the impending fiscal cliff.  In the past, we had forecasted with the assumption that the President and Congress would have come to an agreement prior to January 1, 2013.  Since 2011, it has become far less likely that the fiscal cliff will be avoided, so we reduced our projections and assumed a decline in economic activity.  While we do not project negative cash flows for any of our business units nor do we believe we will default on any of the debt covenants due to the strength of our education backlog and our continuing cost reductions, the impact of a reduction in these projections resulted in goodwill impairment of $4.8 million in our CSLED segment (driven by a reduction in revenue growth projections in the commercial unit) and a write-down of $521,000 in our federal segment.

In addition, customer relationships in our CSLED segment were written down by approximately $4.0 million.  In 2011, parts of the staffing business were still growing and others seemed to have stabilized; however, the company was still not making a great deal of cash flow from the staffing business so it was restructured to focus on cash generation rather than new sales growth.  As a result, the staffing business returned to profitability but numerous clients were lost as we focused on rate improvement. To a lesser extent, the customer intangible write-downs were the continued reduction of customers which the Company had in its legacy procurement (VAR) commercial business which has also gone through a significant restructuring to improve profitability.

Depreciation and amortization increased by $1.9 million in 2012.  This was a result of the increased depreciation and intangible amortization from the Company’s 2011 acquisitions, as well as increased depreciation from the Company’s fiscal 2011 SAP implementation.

The operating loss increased by 117.8% to $11.9 million for fiscal 2012 as compared to $5.5 million for fiscal 2011.  The increase in operating loss is mainly due to the increase in non-cash operating expenses of $12.4 million related to warrant liability adjustment, earn out liability adjustment, impairment of goodwill and intangible assets and increase in depreciation and amortization, as discussed above.  Other expense (income), net, increased $1.9 million to $3.1 million for fiscal 2012 as compared to $1.1 million for fiscal 2011 related to additional interest expense.  The increase in interest expense is a result of the subordinated debt the Company issued in August 2011 and December 2011, as well as the amortization of deferred financing costs associated with the subordinated debt issuance and the Company’s new PNC Credit Facility commencing December 2011.

We have divided our business into three segments as of June 1, 2012

•	Federal - provides IT consulting services, outsourcing services, and procurement services to the various agencies of the U.S. federal government.
•	Commercial, State & Local and Education (“CSLED”) – provides IT consulting services, outsourcing services, and procurement services to clients in the commercial, state & local and education sectors.
•	Corporate- Provides operational support to the segments and generates no revenue or gross profit.

The results of each segment are discussed below

Results of Operations – Federal

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended August 31, 2012 and 2011.

FEDERAL
STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended August 31,
	2012	2011	Change	%
Revenues
Consulting and outsourcing	$12,524	$11,140	$1,384	12.4%
Procurement services	75,471	76,729	(1,258)	(1.6)%
Total Revenues	87,996	87,869	126	0.1%

Cost of Revenues
Cost of consulting and outsourcing	9,907	8,547	1,360	15.9%
Cost of procurement services	66,807	68,966	(2,159)	(3.1)%
Total Cost of Revenues	76,713	77,513	(800)	(1.0)%

Gross Profit
Consulting and outsourcing	2,618	2,593	25	1.0%
Consulting and outsourcing %	20.9%	23.3%

Procurement services	8,665	7,763	901	11.6%
Procurement services %	11.5%	10.1%

Total Gross Profit	11,282	10,356	926	8.9%
Total Gross Profit %	12.8%	11.8%

Operating expenses:
Selling, general, and administrative expenses	5,331	8,313	(2,981)	(35.9)%
Retention bonuses to former owners of acquired entities	133	604	(471)	(78.0)%
Non cash operating expenses
Earnout liability adjustment	513	-	513	-
Impairment of identifiable intangible assets	102	-	102	-
Impairment of goodwill	521	-	521	-
Depreciation and amortization	934	867	66	7.7%
Total operating expenses	$7,534	$9,784	$(2,250)	(23.0)%
Percent of revenues	9%	11%
Operating income	$3,748	$572	$3,176	555.2%
Percent of revenues	4.3%	0.7%

Comparison of Years Ended August 31, 2012 and 2011 - Federal

Revenues - Federal

Our Federal segment's total revenue increased by $126,000. Our consulting and outsourcing revenue increased by $1.4 million, or 12.2% to $12.5 million for the year ended August 31, 2012 as compared to $11.1 million for the year ended August 31, 2011, which was offset by a $1.2 million decrease in our procurement business. The increase in our consulting and outsourcing revenue is primarily attributable to the focus of our Federal segment sales force on selling long-term engagements which have higher margins than our procurement business.

Gross Profit - Federal

Aggregate gross profit for our Federal segment increased $926,000, or 8.9%, to $11.3 million for the year ended August 31, 2012 as compared to $10.4 million for the year ended August 31, 2011.  This increase was related to an increased gross profit from procurement services revenue.  Although procurement services revenues slightly decreased for the year ended August 31, 2012, we targeted our sales efforts on higher margin procurement services revenues during fiscal 2012.   Our consulting and outsourcing gross profit was relatively flat during 2012.  The gross margin in consulting and outsourcing decreased from 23.3% to 20.9%.  While revenues increased for consulting and outsourcing, we lost a higher margin outsourcing arrangement in our federal application services business and had several new consulting projects which were shorter term in duration and had a lower margin.

Overall measured as a percentage of revenues, the gross margin for the Federal segment increased to 12.8% of revenues for the year ended August 31, 2012 from 11.8% for the year ended August 31, 2011.  This increase is primarily related to obtaining higher margin procurement service revenues during fiscal 2012 and offset by the lower margin consulting and outsourcing revenue as described above.

Operating Expenses - Federal

Selling, general and administrative expenses decreased by $3.0 million to $5.3 million in fiscal 2012 from $8.3 million in fiscal 2011.  This decrease was primarily the result of the Company’s cost cutting initiative in the fourth quarter of fiscal 2011 and additional cost cutting in the sales personnel in fiscal 2012.

Retention bonuses decreased by $471,000 from fiscal 2011 to fiscal 2012.  The retention bonuses are associated with the Company’s acquisition of SDI in fiscal 2010.

Non-cash expenses include the earn out liability adjustment of $513,000 associated with the increased likelihood of SDI achieving their earn outs and impairment charges of $623,000. The impairment charges were the result of lower forecasts due to the impending fiscal cliff.

Operating Income – Federal

Operating income for our Federal segment increased $3.2 million, or 552.2%, to $3.7 million for the year ended August 31, 2012, compared to $572,000 for the year ended August 31, 2011.  This increase is primarily related to the decrease in selling, general and administrative expenses, a decrease in retention bonuses and the increase in gross profit associated with procurement services each discussed above.  However, this increase was offset by a $1.2 million increase in non-cash operating expenses.

For purposes of this discussion, other expenses, including interest, are covered in our corporate segment.

Results of Operations – CSLED

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the fiscal years ended August 31, 2012 and 2011 for our CSLED segment.

CSLED
STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended August 31,
	2012	2011	Change	%
Revenues
Consulting and outsourcing	$90,914	$63,398	$27,516	43.4%
Procurement services	45,664	60,880	(15,216)	(25.0)%
Total Revenues	136,577	124,278	12,300	9.9%

Cost of Revenues
Cost of consulting and outsourcing	70,225	47,148	23,077	48.9%
Cost of procurement services	39,614	54,419	(14,805)	(27.2)%
Total Cost of Revenues	109,839	101,567	8,272	8.1%

Gross Profit
Consulting and outsourcing	20,688	16,250	4,438	27.3%
Consulting and outsourcing %	22.8%	25.6%

Procurement services	6,050	6,460	(410)	(6.4)%
Procurement services %	13.2%	10.6%

Total Gross Profit	26,738	22,711	4,028	17.7%
Total Gross Profit %	19.6%	18.3%

Operating expenses:
Selling, general, and administrative expenses	13,512	12,355	1,157	9.4%
Retention bonuses to former owners of acquired entities	751	436	315	72.2%
Non cash operating expenses
Stock-based compensation	140	-	140	-
Earnout liability adjustment	44	-	44	-
Impairment of identifiable intangible assets	4,030	-	4,030	-
Impairment of goodwill	4,773	200	4,573	2286.6%
Depreciation and amortization	3,205	1,726	1,479	85.7%
Total operating expenses	$26,456	$14,717	$11,738	79.8%
Percent of revenues	19%	12%
Operating income	$283	$7,993	$(7,711)	(96.5)%
Percent of revenues	0.2%	6.4%

Comparison of Years Ended August 31, 2012 and 2011 – CSLED

Revenues – CSLED

Our CSLED segment’s total revenues increased $12.3 million, or 9.9%, to $136.6 million for the year ended August 31, 2012 as compared to $124.3 million for the year ended August 31, 2011.  The increase in CSLED total revenue was primarily attributable to an increase in consulting and outsourcing revenue partially offset by a decline in procurement services revenue.  Without the impact of the fiscal 2011 acquisitions of Dinero (acquired on February 3, 2011), Covelix (acquired on March 1, 2011), and Emerging (acquired on August 15, 2011), CSLED’s revenue would have decreased $31.0 million, or 22.7%, to $105.5 million for the year ended August 31, 2012, compared to $119.0 million for the year ended August 31, 2011.  The majority of this decrease can be attributed to timing delays from our education clients and a decline in our staffing practice.

Consulting and outsourcing revenue increased $27.5 million, or 43.4%, to $90.9 million for the year ended August 31, 2012 as compared to $63.4 million for the year ended August 31, 2011.  This increase is primarily attributable to acquisitions in fiscal 2011 and the increase in new commercial outsourcing contracts and new state and local projects, which was partially off-set by a decline in revenue from our education clients.

Procurement services revenue decreased $15.2 million, or 25.0%, to $45.7 million for the year ended August 31, 2012 as compared to $60.9 million for the year ended August 31, 2011.  A substantial portion of the procurement services revenue decline is related to timing delays from our education clients.

Our CSLED segment revenues, by client type, are comprised of the following (in thousands):

	For the Year Ended
	Aug 31, 2012		Aug 31, 2011
Commercial Companies	$83,360	61.0%	$58,304	46.9%
Education and other	45,959	33.7%	59,829	48.1%
State and Local Governments	5,218	3.8%	3,384	2.7%
Canadian Government Agencies	2,040	1.5%	2,761	2.2%
Total Revenues	$136,577	100.0%	$124,278	100.0%

For the years ended August 31, 2012 and August 31, 2011, revenues from commercial clients represented approximately 61.0% and 46.9% of our total CSLED segment revenues, respectively.  The increase in fiscal 2012 revenues is related to the acquisitions in fiscal 2011 as well as several new multiyear contracts the Company won in the first quarter of fiscal 2012.  These increases were offset by continued declines in our staffing business.  We have restructured our staffing business by reducing our sales efforts in this business as the return on our selling costs have continued to decrease. This restructuring has resulted in a decline in revenues but an increase in profitability in the staffing practices. We expect the decline in revenues to continue into 2013. However we believe over the long-term, this business will contribute more to the bottom line based on the restructuring.

For the year ended August 31, 2012, revenues from our education business decreased by approximately $13.9 million compared with the year ended August 31, 2011. The majority of this decrease can be attributed to timing delays from our education clients.

Our State and Local government business revenues increased by approximately $1.8 million from 2011 to 2012.  This increase is primarily due to new projects infrastructure services in state and local governments in the Northeast.

Gross Profit - CSLED

Aggregate gross profit for our CSLED segment increased $4.0 million, or 17.7%, to $26.7 million for the year ended August 31, 2012 as compared to $22.7 million for the year ended August 31, 2011.  Our acquisitions in fiscal 2011, new commercial outsourcing contracts and new state and local projects provided the majority of the increase in consulting and outsourcing gross profit, though this increase was offset in part by under-utilized personnel in our education business due to the timing delays in new projects discussed above.  The increase in gross profit was also affected by declining revenues in our staffing practice and a decrease in gross margins in the staffing practice due to changes in compensation in the staffing practice and increased immigration costs. Procurement services gross profit decreased slightly between the two periods.

Measured as a percentage of revenues, the gross margin for the CSLED segment increased to 19.6% of revenues for the year ended August 31, 2012 from 18.3% for the year ended August 31, 2011.  This increase can be attributed to a difference in the mix of revenues and consulting and outsourcing increased from 51.0% of total revenues to 66.6% of total revenues.  In addition, procurement services margins also increased.  These increases were offset by a decrease in our consulting and outsourcing gross margins caused by non-utilized staff during the education project delays.

Operating Expenses – CSLED

Selling general and administrative expenses increased by approximately $1.2 million.  This increase includes $6.7 million of additional selling, general and administrative costs from our fiscal 2011 acquisitions and is offset by our cost cutting efforts in fiscal 2011 and fiscal 2012 and consolidation of back office personnel of acquired companies into our corporate shared services functions.

Retention and performance bonuses to acquired companies increased by approximately $315,000 as a result of payments made to the companies acquired in fiscal 2011.

Non-cash operating expenses for fiscal 2012 totaled $12.2 million versus $1.9 million in fiscal 2011, an increase of $10.3 million.  The increase over fiscal 2011 includes $140,000 in stock based compensation, $44,000 in an earn out liability adjustment, $8.8 million in impairment of goodwill and intangibles, and an increase in depreciation and amortization. The impairment charge is the result of us lowering our forecasts for our commercial unit in our 6 year projections due to the impeding fiscal cliff. The impairment of customer intangibles is from a decline in our staffing business.  In 2011, parts of the staffing business were still growing and others seemed to have stabilized, however the Company was still not generating significant cash flow from the staffing business so it was restructured to focus on cash generation rather than new sales growth.  As a result, the staffing business returned to profitability but numerous clients were lost as we focused on rate improvement. To a lesser extent the customer intangible write-downs were the continued reduction of customers which the Company had in its legacy procurement (VAR) commercial business which has also gone through a significant restructuring to improve profitability.

The increase in depreciation and amortization includes increased intangible amortization due to the newly acquired companies in fiscal 2011.

Operating Income – CSLED

Operating income for the CSLED segment decreased $7.7 million, or 96.5%, to $283,000 for the year ended August 31, 2012, compared to $8.0 million for the year ended August 31, 2011.  This decrease is primarily related due to the items discussed above of which $10.3 million are non-cash expenses.

Results of Operations – Corporate

	Years Ended August 31,
	2012	2011	Change	%
Operating expenses:
Selling, general, and administrative expenses	$13,623	$12,678	$945	7.5%
Stock-based compensation	280	514	(234)	(45.6)%
Warrant liability adjustment	890	57	833	1461.6%
Depreciation and amortization	1,165	793	373	47.0%
Total operating expenses	$15,958	$14,042	$1,916	13.6%

Operating Expenses – Corporate

Our Corporate segment provides operational support to the Federal and CSLED segments and generates no revenue or gross profit.  As we acquire new companies, we consolidate the back office functions into our corporate shared services groups and, therefore, we will see an increase in these costs as we shift costs out of the operating segments and into corporate.  It is then our goal, once systems and processes have been harmonized, to move these costs to the environment that provides high quality service at a lower cost.

During fiscal 2012, our corporate costs increased $1.9 million from $14.0 million to $16.0 million.  Of this amount, approximately $500,000 is from increases in our executive management costs.  The remainder of the increase is from moving various costs out of the segments and into corporate where they can be controlled more easily.  For example, we moved approximately $600,000 in costs from our 2011 acquisitions into shared services that were not included in the operating segments in fiscal 2011 and approximately $300,000 in rent was moved into corporate in fiscal 2012.  We increased costs in shared services that supported our growth such as recruiting and marketing, and we decreased costs in other administrative areas such as accounting and order processing.

Noncash operating expenses increased by approximately $972,000 in 2012.  This includes an $833,000 increase in the warrant liability expense, $234,000 decrease in stock-based expense and a $373,000 increase in depreciation and amortization.

Recently Issued Accounting Standards

Intangibles – Goodwill and Other

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning December 15, 2010.

Business Combinations

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This ASU also expands the supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010.  The adoption of ASU 2010-29, which will be applied to future acquisitions, will expand existing disclosure requirements.

Fair Value Measurement

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 is effective prospectively.  For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU 2011-05 states that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 is effective retrospectively and is effective for fiscal years, and interim periods with those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 did not have a material impact on the Company’s financial position, results of operations or cash flows.  The Company currently presents comprehensive income or loss as a separate statement within its consolidated financial statements.

Intangibles – Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  ASU 2012-02 permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods.  The adoption of ASU 2011-11 may expand existing disclosure requirements, which the Company is currently evaluating.

Liquidity and Capital Resources

The Company incurred significant operating losses for fiscal 2012 and 2011.  In addition, the Company had a working capital deficit at August 31, 2012 and 2011, and is dependent on its line of credit to finance working capital needs.  The operating loss for fiscal 2012 was related to non-cash charges and the Company had sufficient cash flow from operations and availability under its line of credit to support all its cash needs in 2012.   The operating loss for fiscal 2011 can be attributed primarily to reduced procurement revenues from the Federal business associated with the federal debt and budget crisis in 2011 and certain non-cash charges including a warrant liability adjustment and an earn out liability adjustment.  We managed our liquidity in 2011 through a cost reduction initiative that we implemented in the fourth quarter of fiscal 2011 and which continued into fiscal year 2012.

The U.S. government agencies we service are historically slow in making payments of our procurement sales.  This delay in payments caused the Company to experience large working capital fluctuations and increased working capital requirements during the periods of peak government deliveries.  As a result, at times, we need to pay our vendors more quickly than we receive payments from the government, which leads to increases in our borrowing under our line of credit and a decline in liquidity.  Management took steps to improve the liquidity by increasing our long-term borrowings over short-term borrowings.  We obtained subordinated financing of $10 million in the fourth quarter of 2011, of which approximately $2 million was used to pay down short-term borrowings under our line of credit.  We also obtained subordinated financing of $3 million in December 2011, of which approximately $2.5 million was used to pay down our line of credit.  In addition, management is taking further steps to improve the collection process with our government clients.  There can be no guarantee, however, that these efforts will be successful.

The Company believes that its existing resources together with available borrowings under its PNC Credit Facility, the annualized cost savings from the cost reduction initiative described above, and expected cash flow from operations will provide sufficient liquidity for at least the next 12 months.

Net cash provided by operations was $1.7 million for the year ended August 31, 2012 as compared to $1.6 million for the year ended August 31, 2011.  Although we generated a significant operating net loss for fiscal 2012, this operating loss included a significant amount of non-cash charges totaling $16.6 million, these included depreciation and amortization, deferred income tax benefit, stock-based compensation, earn out liability adjustment, warrant liability adjustment and impairment charges for goodwill and identifiable intangible assets this compares to noncash charges of $4.2 million for the year ended August 31, 2012. In fiscal 2011, the operating losses were also offset by cash flow from working capital changes of approximately $2.2 million.

Net cash paid for acquisitions during fiscal 2012 and 2011 was $-0- and $8.2 million, respectively.  Additionally, we made earn out payments of $500,000 during fiscal each of fiscal 2012 and 2011 associated with prior acquisitions.  Purchases of property and equipment for fiscal 2012 and 2011 were $800,000 and $2.5 million, respectively.  The decrease in purchases for fiscal 2012 was primarily related to the purchase and installation of the Company’s new ERP system, totaling approximately $1.7 million, during fiscal 2011.

Net cash used in financing activities for fiscal 2012 was $2.4 million as compared to net cash from financing activities of $11.0 million for fiscal 2011.  The large difference between periods is primarily related to the decrease in proceeds from the issuance of subordinated debt and changes in the Company’s working capital line of credit.  For fiscal 2012, the Company issued $3.0 million of subordinated debt and paid down $5.2 million of its working capital line of credit and $161,000 of its capital lease obligation resulting in a reduction of debt of $2.4 million.  In fiscal 2011, the Company issued $10 million of subordinated debt and borrowed $1.2 million from its line of credit and paid down $174,000 of its capital lease obligation, resulting in a debt increase of $11.0 million.  In fiscal 2011 the proceeds of the debt increase were used to fund the acquisitions, operating losses, and our SAP implementation.

We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit.  Cash at August 31, 2012 of $1.8 million represented a decrease of approximately $2.2 million from cash of $4.0 million at August 31, 2011.  This decrease is primarily related to partial repayment of our line of credit.

PNC Credit Facility

On December 30, 2011, Emtec NJ, Emtec LLC, Emtec Federal, EGS LLC, Luceo, eBAS, Aveeva, EIS-US, KOAN-IT US, SDI, Dinero, Covelix and Emerging (collectively the “Borrower”) entered into a Revolving Credit and Security Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association, as lender and agent (“PNC”).  The PNC Loan Agreement provides for a senior secured revolving credit facility in an amount not to exceed (i) $30.0 million for period from February 1 through August 31 each year during the term of the facility and (ii) $45.0 million for the period from September 1 through January 31 each year during the term of the facility (the “PNC Credit Facility”).  The PNC Credit Facility also includes a $7.0 million sublimit for the issuance of letters of credit.  The proceeds of the PNC Credit Facility were used to refinance all of the Borrower’s outstanding indebtedness under its then existing senior credit facility with De Lage Landen Financial Services, Inc. (“DLL”) pursuant to which DLL provided a revolving credit loan and floorplan loan (the “DLL Credit Facility”), to pay off all indebtedness of EIS-Canada under a loan agreement with De Lage Landen Financial Services Canada Inc. (“DLL Canada”) pursuant to which DLL Canada provided EIS-Canada with a revolving credit line of C$5 million, to pay related costs and expenses and for working capital and other general corporate purposes.  The PNC Loan Agreement will remain in effect until December 29, 2014, unless sooner terminated by the Borrower or PNC.

On March 20, 2012, the Borrower and EIS -Canada entered into a First Amendment and Joinder to Loan Documents with PNC, pursuant to which PNC agreed to make certain amendments to the PNC Loan Agreement and the Other Documents (as such term is defined in the PNC Loan Agreement and together with the PNC Loan Agreement, the “PNC Loan Documents”), including (1) joining EIS -Canada to the PNC Loan Documents, (2) amending the definition of EBITDA to revise certain add-backs and deductions thereto and (3) revising the covenants and representations and warranties included in the PNC Loan Agreement to include certain customary covenants and representations and warranties relating to EIS -Canada.

As of August 31, 2012, the Company determined it was in compliance with its financial covenants under the PNC Credit Facility.

The Company had a balance of $12.0 million outstanding under the revolving portion of the PNC Credit Facility  and $300,000 in letters of credit at August 31, 2012.  At August 31, 2011, the Company had a balance of $17.2 million outstanding under the revolving portion of the DLL Credit Facility, and a balance of $1.0 million (included in the Company’s accounts payable) outstanding plus $2.2 million in open approvals under the floorplan portion of the DLL Credit Facility.  Net availability was $4.2 million under the revolving portion of the PNC Credit Facility as of August 31, 2012 and $4.9 million under the revolving portion of the DLL Credit Facility as of August 31, 2011.

On December 14, 2012, the Borrower entered into a Third Amendment to Loan Documents (the “Third Amendment”) with PNC, pursuant to which PNC has agreed to make certain amendments to the PNC Loan Agreement. The modifications provided for in the Third Amendment, among other things, (1) amend the definition of “Formula Amount” to reduce the percentage of outstanding trade letters of credit for inventory purchases used to calculate amounts available for borrowing under the Loan Agreement, (2) amend the definition of “EBITDA” for fiscal quarters ended on or prior to August 31, 2012 to add back intangible asset impairment charges and goodwill impairment charges relating to acquisitions not to exceed $10,000,000 in the aggregate, (3) change the point in time with respect to which the fixed charge ration covenant relating to earn out payments is calculated and (4) provide the consent of PNC and the lenders to a release of a security interest in certain receivables.

Subordinated Debt

On December 30, 2011, the Borrower entered into an Amended and Restated Subordinated Loan Agreement (the “Subordinated Loan Agreement”) with Peachtree and NewSpring (collectively the “Investors”) pursuant to which: (i) Peachtree provided an additional subordinated term loan in an original principal amount of $3.0 million (ii) NewSpring was appointed as collateral agent, (iii) the Investors waived any event of default arising from (a) the Borrower failing to meet the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant (as set forth in that certain Subordinated Loan Agreement, dated August 15, 2011, between the Borrower and NewSpring (the “Original Subordinated Loan Agreement”)) for the trailing twelve months ending November 30, 2011 and (b) the Borrower failing to comply with the covenant in the Original Subordinated Loan Agreement prohibiting a Borrower name change without notice to, or the consent of, NewSpring, and (iv) the Investors agreed to make certain other amendments to the Subordinated Loan Agreement, including amending the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant to provide that the Company and its consolidated subsidiaries shall maintain as of the last business day of the fiscal quarters ending on February 28, 2012 and May 31, 2012, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA (as such terms are defined in the Subordinated Loan Agreement) on a trailing twelve months basis for such period of not less 4.0 to 1.0 for the fiscal quarter ending on February 28, 2012 and of not less than 3.75 to 1.0 for the fiscal quarter ending on May 31, 2012.

On August 29, 2012, the Borrower entered into Amendment No. 2 (the “Amendment”) to the Subordinated Loan Agreement with the Investors, pursuant to which the Investors have agreed to make certain modifications to the Subordinated Loan Agreement.

The modifications provided for in the Amendment, among other things, (1) amend the definition of “Fixed Charge Coverage Ratio” to allow the Borrower to fully offset the amount of cash taxes paid by any tax refunds received, (2) amend and restate the requirements under the financial ratios and covenants in their entirety as follows: (a) require the Borrower to maintain: (i) as of the last Business Day (as defined in the Subordinated Loan Agreement ) of the fiscal quarter ending August 31, 2012, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA on a trailing 12 months basis for such period of not greater than 4.5 to 1.0, (ii) thereafter as of the last Business Day of each fiscal quarter ending on February 28th, May 31st and August 31st of each fiscal year, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA on a trailing 12 months basis for such period of not greater than 3.75 to 1.0, (c) eliminate the requirement for the Borrower to test of the last Business Day of each fiscal quarter ending on November 30th of each fiscal year, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA on a trailing 12 months basis for such period and (d) require the Borrower to maintain, as of the last Business Day of each fiscal quarter on a trailing 12 months basis, a Fixed Charge Coverage Ratio of not less than 1.25 to 1.0.

As of August 31, 2012, the Company has determined it was in compliance with its financial covenants under the Subordinated Loan Agreement with NewSpring and Peachtree.

Capital Expenditures

Capital expenditures of approximately $800,000 during the year ended August 31, 2012 related primarily to the purchase of computer equipment for internal use and furniture and fixtures.

In January 2011, we entered into a capital lease for computer equipment and related software with a value of $468,000.  The term of the lease is 36 months and the monthly lease payment is $14,000.  In March 2012, we entered into a capital lease for computer equipment with a value of $64,000.  The term of the lease is 36 months and the monthly lease payment is $2,000.

Contractual Obligations

The following are our long-term contractual obligations for leases, debt and other long-term liabilities as of August 31, 2012.

	Payments due by period:
	(in thousands)
Contractual Obligations:	Total	Less than 1 year*	1-3 years	4-5 years	More than 5 years

Subordinated Debt	$13,000	$-	$-	$13,000	$-
Operating Lease Obligations	6,704	1,889	2,632	1,304	879
Capital Lease Obligations	274	85	189	-	-
Contingent Acquisition Liabilities **	4,821	1,449	3,372	-	-

Total	$24,799	$3,423	$6,193	$14,304	$879

* This does not include the total PNC Credit Facility in the amount of $12.0 million that is classified as current liability on our consolidated balance sheet at August 31, 2012.
** Recorded in accordance with fair value accounting as of August 31, 2012.

Liquidity

We anticipate that our primary sources of liquidity in fiscal year 2013 will be cash generated from operations, trade vendor credit and cash available to us under our PNC Credit Facility.  Our future financial performance will depend on our ability to continue to reduce and manage operating expenses as well as our ability to grow revenues. Any loss of clients, whether due to price competition or technological advances, will have an adverse effect on our revenues. Our future financial performance could be negatively affected by unforeseen factors and unplanned expenses. See “Forward Looking Statements” and “Risk Factors.”

We have no arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

We believe that funds generated from operations, trade vendor credit and bank borrowings should be sufficient to meet our current operating cash requirements through at least the next twelve months. However, there can be no assurance that all of the aforementioned sources of cash can be realized. Our non-cash expenses, including 2012 write downs, have no effect on the operating cash flows for 2012 or anything Management has mentioned in this analysis on the outlook for 2013.   Management believes it has sufficient cash flows to pay down its obligations in 2013, as well as continue with its future growth plans.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the U.S.  The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The SEC has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in result of operations.  Based on this definition, our most critical policies include revenue recognition, business combinations, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, rebates and income taxes.

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

It is impracticable for us to report the revenues from external clients for each of our products and services or each group of similar products and services offered.  Our revenue recognition policy is as follows:

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

Procurement revenue represents sales of computer hardware and pre-packaged software.  These arrangements often include software installations, configurations and imaging, along with delivery and set-up of hardware.  We follow the criteria contained in FASB Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition, Multiple-Element Arrangements, in recognizing revenue associated with these transactions.  We perform software installations, configurations and imaging services at our locations prior to the delivery of the product.  Some client arrangements include “set-up” services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes and setting up the equipment at client workstations by plugging in all necessary connections.  This service is usually performed the same day as delivery.  Revenue is recognized on the date of acceptance, except as follows:

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

•
There are occasions when a client requests a transaction on a “bill and hold” basis.  We follow the ASC 605-25 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of ASC 605-25 are met.  We do not modify our normal billing and credit terms for these clients.  The client is invoiced at the date of revenue recognition when all of the criteria have been met. Bill and hold transactions were not material for the years ended August 31, 2012 and 2011.

•
Revenue is recognized net of client returns. We have experienced minimal client returns.  Since some eligible products must be returned to us within 30 days from the date of the invoice, we reduce the procurement revenue and cost of goods in each accounting period based on the actual returns that occurred in the next 30 days after the close of the accounting period.

•
We recognize revenue from sale arrangements that contain both procurement revenue and services and consulting revenue in accordance with ASC 605-25 based on the relative fair value of the individual components.  The relative fair value of individual components is based on historical sales of the components sold separately.

•
Revenues from the sale of third party manufacturer warranties and manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the client are recognized immediately on their contract sale date.  Manufacturer support service contracts contain cancellation privileges that allow our clients to terminate a contract with 90 days’ written notice.  In this event, the client is entitled to a pro-rated refund based on the remaining term of the contract, and we would owe the manufacturer a pro-rated refund of the cost of the contract.  However, we have experienced no client cancellations of any significance during our most recent 3-year history and we do not expect cancellations of any significance in the future.  As the Company is not obligated to perform these services, we determined it is more appropriate to recognize the net amount of the revenue and related payments as net revenue at the time of sale, pursuant to the guidelines of ASC 605-45, Revenue Recognition, Principal Agent Considerations. Revenue from the sale of warranties and support service contracts is recognized on a straight-line basis over the term of the contract, in accordance with ASC 605-20, Revenue Recognition, Services.

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

The Company’s business acquisitions have historically been made at prices above the fair value of the acquired net assets, resulting in goodwill, based on our expectations of synergies of combining the businesses.  These synergies include elimination of redundant facilities, functions and staffing; use of our existing commercial infrastructure to expand sales of the acquired businesses’ products; and use of the commercial infrastructure of the acquired businesses to cost-effectively expand procurement sales.

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

Long-Lived Assets

Long-lived assets, including definite-lived intangible assets and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC 360, Property, Plant and Equipment.  Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Goodwill and Intangible Assets

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies.  In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  The Company has set an annual impairment testing date of June 1.  The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount.  Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  The Company’s policy is to perform its annual impairment testing for all reporting units as of June 1.  An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

Definite-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC 360, Property, Plant and Equipment.  Recoverability of definite-lived intangible assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Rebates

Rebates received on purchased products are recorded in the accompanying consolidated statements of operations as a reduction of the cost of revenues, in accordance with ASC 605-50, Revenue Recognition, Customer Payments and Incentives.

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

We have audited the accompanying consolidated balance sheets of Emtec, Inc. and subsidiaries as of August 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' equity for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emtec, Inc. and subsidiaries as of August 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Blue Bell, Pennsylvania
December 14, 2012

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share and Share Data)

	August 31, 2012	August 31, 2011

Assets
Current Assets
Cash	$1,769	$4,039
Receivables:
Trade, net of allowance for doubtful accounts	24,381	31,196
Other	1,356	2,223
Inventories, net	2,346	1,339
Prepaid expenses and other	3,004	3,440
Deferred tax asset - current	1,032	1,142
Total current assets	33,888	43,379
Property and equipment, net	3,538	4,284
Intangible assets, net	10,457	18,406
Goodwill	13,307	18,609
Deferred tax asset-long term	743	839
Other assets	1,771	1,090
Total assets	$63,704	$86,607
Liabilities, Put Options and Stockholders' Equity
Current Liabilities
Line of credit	$12,004	$17,222
Current portion of capital lease obligations	85	245
Accounts payable	16,314	17,847
Income taxes payable	144	310
Accrued liabilities	9,061	12,822
Customer deposits	-	34
Current portion earn-out liabilities	2,251	1,616
Put option liability in connection with acqusition	700	-
Deferred revenue	1,610	2,113
Total current liabilities	42,169	52,209
Deferred tax liability	589	3,752
Earn-out liabilities, net of current portion	2,570	3,148
Warrant liabilities	2,414	1,452
Put option and restricted stock liability in connection with acquisition of Dinero	229	98
Capital lease obligations, net of current portion	189	189
Subordinated debt, net of original issue discount	12,555	9,520
Accrued liabilities	163	163
Total liabilities	60,878	70,531
Commitments and contingencies (Note 16)
Put options in connection with acquisitions	1,428	2,166
Stockholders' Equity
Common stock $0.01 par value; 30,000,000 shares authorized; 17,616,437 and 17,619,813 shares issued and outstanding at August 31, 2012 and August 31, 2011, respectively	177	177
Additional paid-in capital	16,915	16,589
Accumulated deficit	(15,516)	(3,093)
Accumulated other comprehensive income (loss), foreign currency translation adjustments, net of tax	(179)	237
Total stockholders' equity	1,397	13,910
Total liabilities, put options and stockholders' equity	$63,704	$86,607

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share and Share Data)

	For The Years Ended August 31,
	2012	2011
Revenues
Consulting and outsourcing	$103,438	$74,538
Procurement services	121,135	137,609
Total Revenues	224,573	212,147
Cost of Revenues
Cost of consulting and outsourcing	80,132	55,695
Cost of procurement services	106,420	123,385
Total Cost of Revenues	186,552	179,080
Gross Profit
Consulting and outsourcing	23,306	18,843
Procurement services	14,715	14,224
Total Gross Profit	38,021	33,067
Operating expenses:
Selling, general, and administrative expenses	33,351	34,386
Stock-based compensation	420	514
Warrant liability adjustment	890	57
Earnout liability adjustment	557	-
Impairment of intangible assets	4,132	-
Impairment of goodwill	5,295	200
Depreciation and amortization	5,304	3,387
Total operating expenses	49,949	38,544
Operating loss	(11,928)	(5,477)
Other expense (income):
Interest income – other	(102)	(23)
Interest expense	3,298	1,110
Other	(117)	57
Loss before income tax benefit	(15,007)	(6,621)
Income tax benefit	(2,584)	(2,371)
Net loss	$(12,423)	$(4,250)
Net loss per common share
Basic and diluted	$(0.74)	$(0.27)
Weighted Average Shares Outstanding
Basic and diluted	16,819,775	15,843,239

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Years Ended August 31,
	2012	2011

Net loss	$(12,423)	$(4,250)
Foreign currency translation adjustment, net of taxes	(416)	48
Total comprehensive loss	$(12,839)	$(4,202)

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For The Years Ended August 31,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(12,423)	$(4,250)
Adjustments to Reconcile Net Loss to Net
Cash Provided by Operating Activities
Depreciation and amortization	5,304	3,387
Amortization of original issue discount associated with subordinated debt	107	4
Deferred income tax benefit	(2,955)	(580)
Stock-based compensation	420	514
Impairment of identifiable intangible assets	4,132	-
Impairment of goodwill	5,295	200
Earnout liability adjustment	557	-
Warrant liability adjustment	890	57
Changes In Operating Assets and Liabilities
Receivables	7,682	10,434
Inventories	(1,007)	175
Prepaid expenses and other assets	(246)	(1,033)
Accounts payable	(1,533)	(8,180)
Customer deposits	(34)	(167)
Income taxes payable	(166)	(280)
Accrued liabilities	(3,772)	1,380
Deferred revenue	(503)	(96)
Net Cash Provided by Operating Activities	1,748	1,565
Cash Flows From Investing Activities
Purchases of property and equipment	(786)	(2,501)
Acquisition of businesses, net of cash acquired	-	(8,224)
Acquisitions related contingent earnout payment	(500)	(465)
Net Cash Used In Investing Activities	(1,286)	(11,190)
Cash Flows From Financing Activities
Net increase (decrease) in line of credit	(5,218)	1,180
Repayments under capital lease	(160)	(174)
Proceeds from issuance of long term subordinated debt and warrants	3,000	10,000
Net Cash Provided by (Used In) Financing Activities	(2,378)	11,006
Effect of exchange rates on cash	(354)	286
Net Increase (decrease) in Cash	(2,269)	1,667
Beginning Cash	4,039	2,372
Ending Cash	$1,769	$4,039
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$89	$644
Interest	$2,937	$1,060

Supplemental Disclosures of Non Cash Investing and Financing Activities
In August 2012, the Company reclassified $700 associated with the SDI put option from mezzanine equity to a current liability - See Note 2.
During 2011, the Company acquired businesses that were accounted for as business combinations - see Note 4.
In August 2011, the Company cancelled all of the common stock held in treasury
In March 2012, the Company entered into a capital lease with a value of $64,000.

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 2012 AND 2011
(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury Stock,	Total Stockholders'
	Shares	Amount	Capital	Deficit)	Income	at Cost	Equity
Balance at August 31, 2010	18,984,520	$190	$21,346	$1,157	$189	$(5,596)	$17,287
Stock-based compensation	837,382	8	506	-	-	-	514
Acquisition of Dinero,Covelix & Emerging	662,500	7	305	-	-	-	312
Cumulative translation adjustment	-	-	-	-	48	-	48
Net income	-	-	-	(4,250)	-	-	(4,250)
Retirement of Tresasury Stock	(2,864,589)	(29)	(5,567)			5,596	(0)
Balance at August 31, 2011	17,619,813	177	16,589	(3,093)	237	(0)	13,910
Stock-based compensation	70,000	1	288	-	-	-	289
Employee stock forfeitures	(73,376)	(1)					(1)
Conversion of SDI put options			38				38
Cumulative translation adjustment	-	-	-	-	(416)	-	(416)
Net income	-	-	-	(12,423)	-	-	(12,423)
Balance at August 31, 2012	17,616,437	$177	$16,915	$(15,516)	$(179)	$(0)	$1,397

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Business

Emtec, Inc., a Delaware corporation (“Emtec”), is an information technology (“IT”) services provider delivering consulting, application services, and infrastructure services to public sector and commercial clients.  The Company’s client base is comprised of departments of the U.S. and Canada’s federal, state/provincial and local governments, schools, and commercial businesses throughout the U.S. and Canada.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Emtec and its wholly-owned subsidiaries after elimination of intercompany balances and transactions.

On February 3, 2011, the Company through one of its wholly-owned subsidiaries acquired all of the outstanding equity interests of Dinero Solutions, LLC (“Dinero”). Dinero’s 2011 results of operations are included in the Company’s consolidated financial statements for the period February 3, 2011 through August 31, 2011 (see Note 4).

On March 1, 2011, the Company through one of its wholly-owned subsidiaries acquired all of the outstanding stock of Covelix, Inc. (“Covelix”). Covelix’s 2011 results of operations are included in the Company’s consolidated financial statements for the period March 1, 2011 through August 31, 2011 (see Note 4).

On August 15, 2011, the Company through one of its wholly-owned subsidiaries acquired all of the outstanding membership interests of GNUCO, LLC, d/b/a Emerging Solutions, LLC (“Emerging”).  Emerging's 2011 results of operations are included in the Company’s consolidated financial statements for the period August 15, 2011 through August 31, 2011 (see Note 4).

Segment Reporting

Effective June 2012, the Company realigned its reportable segments as follows:

•	Federal - provides IT consulting and procurement services to various agencies of the U.S. federal government.
•	Commercial, State & Local and Education (“CSLED”) – provides IT consulting services to clients in the commercial, state & local and education sectors.

In addition, the Company also has a "Corporate" segment which reflects support costs consisting principally of employee benefit administration, accounting support, IT services, recruiting, and other shared service center costs.  Operating and administrative expenses that are not directly attributable to the reporting segments are also classified in the Corporate segment.  For purposes of performance measurement, the Company charges certain expenses directly attributable to the reporting segment and allocates costs reflected in the Corporate segment.  Identifiable assets of the reporting unit exclude Corporate segment assets.  Corporate segment assets consist principally of cash, prepaid expenses, non-trade accounts receivables, property and equipment and other assets.

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

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, valuation of receivables, impairment of goodwill and other intangible and long-lived assets and income taxes.  Management’s estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances.  The Company reviews these matters and prospectively reflects changes in estimates as deemed appropriate.  Actual results could differ materially from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company has not experienced any losses related to its cash balances and believes credit risk to minimal.

The Company’s revenues, by client type, consist of the following (in thousands):

	For the Year Ended
	Aug 31, 2012		Aug 31, 2011
Departments of the U.S. Government	$87,996	39.2%	$87,869	41.4%
Canadian Government Agencies	2,040	0.9%	2,761	1.3%
State and Local Governments	5,218	2.3%	3,384	1.6%
Commercial Companies	83,360	37.1%	58,304	27.5%
Education and other	45,959	20.5%	59,829	28.2%
Total Revenues	$224,573	100.0%	$212,147	100.0%

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

Major Clients

Sales to major clients, representing at least 10% of total revenue for a period, of the Company, consist of the following (in thousands):

	For the Year Ended
	Aug 31, 2012		Aug 31, 2011
School District #1	$29,288	13.0%	$46,049	21.7%
Department of the U.S. Government	37,392	16.7%	20,094	9.5%
All Other Customers	157,893	70.3%	146,004	68.8%
Total Revenues	$224,573	100.0%	$212,147	100.0%

Trade receivables due from School District #1 and the department of the U.S. government accounted for approximately 15.7% and 5.6%, respectively, of the Company’s trade receivables as of August 31, 2012. The same clients accounted for approximately 54.7% and 3.0%, respectively of the Company’s trade receivable as of August 31, 2011.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and trade receivables approximates their carrying values due to their short maturities.  The fair value of non-current financial instrument assets and liabilities approximate their carrying value unless otherwise stated.  The carrying value of the PNC Credit Facility (Note 8) approximated its fair value due to its variable interest rate.  In addition, the carrying value of the subordinated debt approximates its fair value as there have been no changes to the credit markets or the Company’s financial position since the issuance dates that would impact the fair value of the subordinated debt in any material respect.

In accordance with FASB ASC 820 Fair Value Measurement, the estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value based upon the following fair value hierarchy:

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

Fair Value on a Recurring Basis:  The following table summarizes the financial liabilities measured at fair value on a recurring basis as of August 31, 2012 and 2011 (in thousands):

		August 31,
	Level	2012	2011
Warrant liabilities	2	$2,414	$1,452
Put option in connection with acquisition of SDI	2	$700	$-
Earn-out liabilities	3	$4,821	$4,764

The warrant liabilities were recorded at fair value based on upon valuation models that utilize relevant factors such as expected life, volatility of the Company’s stock price, and the risk free interest rate.

On June 4, 2010, Emtec Federal, Inc. a wholly-owned subsidiary of the Company acquired all of the outstanding shares of Secure Data, Inc. (“SDI”) for cash and equity.  The equity consisted of the fair value of the “puttable” restricted common stock of the Company as of June 4, 2010.  The “put” feature embedded in the restricted common stock allows each former shareholder of SDI a one-time election to put all of their restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  Management calculated the fair value of the put using a Black-Scholes valuation model.  In accordance with SEC Accounting Series Release No. 268 Presentation in Financial Statements of Redeemable Preferred Stocks, the puttable stock is subject to equity accounting and was initially classified on the Company’s balance sheet as temporary equity.

The Company believes that is more likely than not that the former shareholders of SDI will exercise the one-time election to put all their restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date, June 4, 2013.  Accordingly, the Company has calculated the fair value of the amount due the former shareholders of SDI associated with the put option and reflected this amount as a current liability as of August 31, 2012.

The following table summarizes the changes in earn out liabilities for the year ended August 31, 2012 and 2011 (in thousands):

Earnout Liabilities
Balance at September 1, 2010	$676
Valuation adjustments	-
Additions (See Note 4 )	4,088
Payments	-
Balance at August 31, 2011	4,764
Valuation adjustments	557
Additions (See Note 4 )	-
Payments	(500)
Balance at August 31, 2012	$4,821

The earn out liabilities were recorded at fair value based on valuation models that utilize relevant factors such as expected life and estimated probabilities of the acquired companies achieving the performance targets throughout the earn out periods.  Unobservable inputs used in the valuation of the earn out liabilities included discount rates, ranging from 19% to 21%, and probabilities, ranging from 10% to 100%, associated with the achievement of the earn out targets in future years.

A significant increase (decrease) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement, and a significant increase (decrease) in any of the probabilities, in isolation, would result in a significantly higher (lower) fair value measurement.

Fair Value on a Nonrecurring Basis:  Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments were not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet by caption and by level with the fair value hierarchy (as described above) as of August 31, 2012 and 2011 (in thousands).

See Note 17 for additional discussion regarding the determination of fair value and table summarizing changes in goodwill and identifiable intangible assets.

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

The Company’s business acquisitions have historically been made at prices above the fair value of the acquired net assets, resulting in goodwill, based on our expectations of synergies of combining the businesses. These synergies include elimination of redundant facilities, functions and staffing; use of our existing commercial infrastructure to expand sales of the acquired businesses’ products; and use of the commercial infrastructure of the acquired businesses to cost-effectively expand procurement sales.

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

Revenue Recognition

The Company recognizes revenue from procurement sales when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; seller’s price to buyer is fixed or determinable; and collectability is probable.  Generally, shipping terms are FOB destination; as such, revenue is recorded upon the delivery of the product to the customer.

Procurement revenue represents sales of computer hardware and pre-packaged software.  These arrangements often include software installations, configurations and imaging, along with delivery and set-up of hardware.  We follow the criteria contained in FASB ASC 605, Revenue Recognition, in recognizing revenue associated with these transactions.  We perform software installations, configurations and imaging services at our locations prior to the delivery of the product and, as such, we recognize revenue for these services at the time of product delivery.  Some client arrangements include “set-up” services performed at client locations where our personnel perform the routine tasks of removing the equipment from boxes, and setting up the equipment at client workstations by plugging in all necessary connections.  This service is usually performed the same day as delivery.  Revenue is recognized on the date of acceptance, except as follows:

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

•
There are occasions when a client requests a transaction on a “bill and hold” basis.  We follow FASB ASC 605 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of FASB ASC 605 are met. We do not modify our normal billing and credit terms for these clients. The client is invoiced at the date of revenue recognition when all of the criteria have been met. Bill and hold transactions were not material for the years ended August 31, 2012 and 2011.

•	Revenue is recognized net of expected returns. We estimate returns based on a variety of factors, including historical return rates. Client returns have not been material for any period presented.

The Company recognizes revenue from sale arrangements that contain both procurement revenue and services and consulting revenue in accordance with FASB ASC 605-25. The estimate selling price assigned to each unit is representative of each unit's value, and is based on historical sales of the components sold separately.

Revenues from the sale of third party manufacturer warranties and manufacturer support service contracts where the manufacturer is responsible for fulfilling the service requirements of the client are recognized immediately on their contract sale date.  Manufacturer support service contracts contain cancellation privileges that allow our clients to terminate a contract with 90 days’ written notice.  In this event, the client is entitled to a pro-rated refund based on the remaining term of the contract, and the Company would owe the manufacturer a pro-rated refund of the cost of the contract.  However, the Company has experienced no client cancellations of any significance during our most recent 3-year history and do not expect cancellations of any significance in the future.  As the Company is not obligated to perform these services, the Company determined it is more appropriate to recognize the net amount of the revenue and related payments as net revenue at the time of sale, pursuant to the guidelines of FASB ASC 605-45, Revenue Recognition, Principal Agent Considerations. Revenue from the sale of warranties and support service contracts where the Company is the obligor, is recognized on a straight-line basis over the term of the contract, in accordance with FASB ASC 605-20, Revenue Recognition, Services.

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

Rebates

Rebates received on purchased products are recorded in the accompanying consolidated statements of operations as a reduction of the cost of revenues, in accordance with FASB ASC 605-50, Revenue Recognition, Customer Payments and Incentives.  At August 31, 2012 and 2011, approximately $420,000 and $500,000, respectively, of rebates receivable were recorded in "Receivable-other" in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of average cost or market.  Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies.

Property and Equipment

Property and equipment are recorded at cost with the exception of property and equipment from acquisitions which are recorded at fair value on the date of an acquisition. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets, which generally are two to five years.  Maintenance and repair costs are charged to expense as incurred.  The cost and accumulated depreciation relating to property and equipment retired or otherwise disposed of are eliminated from the accounts, and any resulting gains or losses are credited or charged to income.

In January 2011, the Company entered into a capital lease for computer equipment and related software with a value of $468,000.  In March 2012, the Company entered into a capital lease for computer equipment with a value of $64,000.  The assets associated with the capital lease are being amortized on a straight-line basis over the estimated useful life of five years with the amortization being included in depreciation expense.  Accumulated amortization related to the capital lease assets was approximately $127,000 and $23,000 as August 31, 2012 and 2011, respectively.

Goodwill and Intangible Assets

Goodwill

In accordance with ASC Topic 350 Intangibles- Goodwill and Other, goodwill is not amortized but tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is tested for impairment at one level below an operating segment (also known as a component) in accordance with the guidance of ASC Topic 350. These reporting units are comprised of Federal Infrastructure, Federal Applications, State, Local and Education (“SLED”) and Commercial.  The Company has set an annual impairment testing date of June 1.

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

Identifiable Intangible Assets

Long-lived assets, including customer relationships and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC 350 Intangibles- Goodwill and Other and FASB ASC 360 Property, Plant and Equipment.   Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Customer relationships represent the fair value ascribed to customer relationships in connection with acquisitions by the Company. The amounts ascribed to customer relationships are being amortized on a straight-line basis over 5-15 years.

Noncompete agreements represent the value ascribed to covenants not to compete in employment and acquisition agreements with certain members of the management teams of acquired companies, entered into at the time of the respective acquisitions.  The amounts ascribed to noncompete agreements are being amortized on a straight-line basis over 3-5 years.

Software technology represents the value ascribed to software developed by an acquired entity.  The amounts ascribed to software technology are being amortized on a straight-line basis over 3 years.

Trademarks represent the value ascribed to trademarks owned by an acquired entity.  The amount ascribed to trademarks is being amortized on a straight-line basis over 5 years.

Trade names represent the value ascribed to trade name owned by acquired entities.  The amount ascribed to trade name is being amortized on a straight-line basis over 5 years.

Amortization expense related to intangible assets was $3.8 million and $2.2 million for the year ended August 31, 2012 and 2011, respectively.  We currently expect future amortization to be as follows (in thousands):

Years ending August 31,
2013	$2,388
2014	$2,135
2015	$2,013
2016	$1,709
2017	$710

Financing Costs

Financing costs incurred are amortized over the life of the associated financing arrangements. Amortization expense totaled approximately $323,000 and $9,000 for the years ended August 31, 2012 and 2011, respectively.

Advertising

Advertising costs are expensed as incurred.  Advertising expense was $478,000 and $885,000 for the years ended August 31, 2012 and 2011, respectively. Advertising expense is included in selling, general and administrative expenses in the consolidated statements of operations.  We receive marketing development funds from various manufacturers, which are also included as a reduction in selling, general and administrative expense.

Income Taxes

The Company conducts business in the U.S., Canada and India.  With respect to its U.S. operations, the Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company accounts for income taxes in accordance with ASC 740 Income Taxes.  The Company files a federal consolidated tax return that includes all U.S. entities.  The Company also files several combined/consolidated state tax returns and several separate state tax returns.  Deferred taxes result from temporary differences, which are the differences between the financial reporting and tax bases of assets and liabilities. Tax loss carry forwards are recognized as deferred tax assets.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred taxes result from timing differences primarily relating to net operating losses, bad debts, inventory reserves, deferred revenue, fixed asset depreciation, compensation expenses and intangible asset amortization.

With a few exceptions, the Company is no longer subject to federal, state or local income tax examinations for tax returns filed for fiscal years 2009 and prior.

Reconciliation of liabilities for unrecognized tax benefits for the years ended August 31, 2012 and 2011 (in thousands) are as follows:

	For the Years Ended August 31,
	2012	2011

Balance, beginning	$197	$212
Unrecognized tax positions of prior periods:
Increase	-	-
Decrease	-	(15)
Unrecognized tax positions of current year:
Increase	-	-
Decrease	-	-
Decrease in Unrecognized tax benefits due to settlements	-	-
Decrease in Unrecognized tax benefits due to lapse of statute of limitations	-	-
Balance, ending	$197	$197

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

The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards, stock appreciation rights and warrants had been exercised as of the end of the period and cash received from the exercise were used to repurchase shares in the open market (the “Treasury Share Method”).  Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 2,704,139 shares and 762,041 shares for the years ended August 31, 2012 and 2011, respectively. Diluted shares for the years ended August 31, 2012 ad 2011 were not included in the calculation of diluted net loss per share because the effect of the inclusion would be anti-dilutive. In addition, outstanding warrants to purchase 2,305,339 and 1,401,733 common shares as of August 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

Stock-Based Employee Compensation

The Company has a stock-based employee compensation plan which is more fully described in Note 12 – Stock-Based Compensation.  The Company follows ASC 718 – 10 to account for stock options.  ASC 718 - 10 requires that the Company record compensation expense equal to the fair value of all equity-based compensation over the vesting period of each award.  The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards.

Recently Issued Accounting Standards

Intangibles – Goodwill and Other

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning December 15, 2010.  The adoption of ASU 2010-28 has impacted the way approach utilized by the Company to test goodwill and has expanded the Company’s existing disclosure requirements.

Business Combinations

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 also expands the supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2010.  The adoption of ASU 2010-29, which will be applied to future acquisitions, will expand existing disclosure requirements.

Fair Value Measurement

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  ASU 2011-04 sets forth common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 is effective prospectively.  For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU 2011-05 states that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 is effective retrospectively and is effective for fiscal years, and interim periods with those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Intangibles – Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods.  The adoption of ASU 2011-11 may expand existing disclosure requirements, which the Company is currently evaluating.

3. Liquidity

The Company has incurred significant operating losses in fiscal 2012 and 2011.  The Company generated sufficient cash from operations in 2012 to meet all its obligations and paid down over $2 million of its debt balance while in 2011 the company borrowed money to acquire companies, fund its SAP implementation, and to support its cash operating losses. In addition, the Company had a working capital deficit at August 31, 2012 and 2011, and is dependent on its line of credit to finance its working capital needs.  The operating loss for 2012 was due to non-cash charges.  The operating loss for 2011 can be attributed primarily to reduced procurement revenues from the Federal business associated with the federal debt and budget crisis in 2011 and certain non-cash charges including a warrant liability adjustment and an earn out liability adjustment.  We managed our liquidity during 2011 through a cost reduction initiative that we implemented in the fourth quarter of fiscal 2011 and through borrowings under our DLL Credit Facility.

The Company believes that its existing resources together with available borrowings under its PNC Credit Facility, the annualized cost savings from the cost reduction initiative described above and expected cash flow from operations will provide sufficient liquidity for at least the next 12 months.

4. Acquisitions

Dinero Solutions, LLC and Covelix, Inc.

On February 3, 2011 and March 1, 2011, EGS LLC, a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding equity interests or stock of Dinero and Covelix, respectively.  The Company may be required to pay additional variable cash and stock consideration each year for the next three years on the anniversary of the respective acquisition dates that is contingent upon the achievement of certain performance milestones.  The aggregate fair value of the contingent consideration arrangement at the respective acquisition dates was $1.1 million.  The Company estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value is based on significant inputs not observable in the market.  As of August 31, 2012 and 2011, the contingent consideration liability associated with these acquisitions was $1.3 million and $1.1 million, respectively.  During fiscal 2012, the Company made a $500,000 earn out payment.  These contingent liabilities were based on valuation models that utilize relevant factors such as expected life and the estimated probabilities of Dinero and Covelix achieving the performance targets throughout the earn out periods.  The Company recorded expense associated with the change in the fair value of the earn out liabilities on its consolidated statements of operations of $697,000 and $-0- for the years ended August 31, 2012 and 2011, respectively.

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

The Company applied ASC 805, Business Combinations, whereby, amounts were assigned to assets acquired and liabilities assumed based on their fair values, on the date of the acquisition. Management determined the fair value of Dinero and Covelix’s net assets on their respective acquisition date that resulted in excess purchase price over fair value of net assets acquired of $1.5 million which was recognized as goodwill.

The allocation of purchase price by significant component is a follows (in thousands):

Current assets	$1,965
Plant and equipment	43
Identifiable intangibles	2,300
Current liabilities	(1,188)
Deferred taxes	(583)
Earnout liabilities	(1,130)
Fair value of net assets acquired	1,406
Purchase price	2,865
Excess purchase price	$1,458

The Company allocated $1.4 million to client relationships at the acquisition date that is being amortized on a straight-line method over a period of 5 years.  The Company also allocated $490,000 and $420,000 to a noncompete asset and trade name, respectively, which are also being amortized on a straight-line method over a period of five years.

As part of the purchase, the Company issued restricted common stock to a former sole member of one of the acquired companies. The shares vest over a three-year period contingent upon the acquired company achieving certain performance milestones and the continued employment of its former sole member. Pursuant to ASC 805-10-55, Business Combinations – Overall – Implementation, the restricted stock is being treated as compensation rather than additional consideration since the vesting of the stock is linked to the continued employment at the Company of the former sole member of the acquired company. Furthermore, the restricted stock issued contains an embedded “put” feature that allows the former sole member of the acquired company a one-time election to put all of his restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  However, the exercise of the one-time put option is contingent upon the acquired company achieving a certain performance milestone measured over a three-year period.  Management has determined that it is probable, as of August 31, 2012, that the acquired company will achieve the performance milestones for the vesting of the restricted stock and the put option and has calculated the fair value of the restricted stock and “put” using a Black-Scholes valuation model. In accordance with ASC 718, Compensation – Stock Compensation, the puttable stock is subject to liability accounting.  At August 31, 2012 and 2011, the Company recorded a net liability of $229,000 and $98,000 on its balance sheet, respectively.  The Company recorded expense of $140,000 and $98,000 on its consolidated statements of operations associated with the fair value of the restricted stock and put for the years ended August 31, 2012 and 2011, respectively.

GNUCO, LLC d/b/a Emerging Solutions, LLC

On August 15, 2011 a wholly-owned subsidiary of the Company, acquired all of the outstanding membership interests of Emerging for cash, plus equity and the potential right to receive installments of additional cash consideration each year for the next three years if certain performance targets are met.  The equity included in the reported consideration consisted of the fair value of “puttable” restricted common stock of the Company as of August 15, 2011.  The “put” feature embedded in the restricted common stock allows each former shareholder of Emerging a one-time election to put all of their restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date.  However, the exercise of the one-time put option is contingent upon Emerging achieving a certain performance milestone measured over a three-year period.  Management calculated the fair value of the put using a Black-Scholes valuation model.  In accordance with SEC Accounting Series Release No. 268 Presentation in Financial Statements of Redeemable Preferred Stocks, the puttable stock is subject to equity accounting and is classified on the Company’s balance sheet as temporary equity.

In addition, the Company may be required to pay additional variable cash and stock consideration each year for the next three years on the anniversary of closing that is contingent upon the achievement of certain performance milestones.  The fair value of the contingent consideration arrangement at the acquisition date was $3.0 million.  The Company estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation.  This fair value is based on significant inputs not observable in the market.  As of August 31, 2012 and 2011, the contingent consideration liability associated with this acquisition was $2.2 million and $3.0 million, respectively, based on valuation models that utilize relevant factors such as expected life and the estimated probabilities of Emerging achieving the performance targets throughout the earn out periods.  The Company recorded income on its consolidated statements of operations of $711,000 and $-0- for the years ended August 31, 2012 and 2011, respectively.

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

5. Trade Receivables and Allowance for Doubtful Accounts

At August 31, 2012 and 2011, trade receivables consisted of the following (in thousands):

	August 31, 2012	August 31, 2011
Trade receivables	$24,801	$31,682
Allowance for doubtful accounts	(421)	(486)
Trade receivables, net	$24,381	$31,196

Trade receivables include $4.0 million and $3.0 million of unbilled revenue as of August 31, 2012 and 2011, respectively.

An analysis of the allowance for doubtful accounts for years ended August 31 is as follows (in thousands):

	2012	2011

Balance, beginning of year	$486	$366
Provision for doubtful accounts	295	304
Charge-offs	(361)	(184)
Recoveries	-	-

Balance, end of year	$421	$486

6.  Inventories

Inventories are stated at the lower of average cost or market. Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies.

7. Property and Equipment

At August 31, 2012 and 2011, property and equipment consisted of the following (in thousands):

	August 31,		Estimated Life
	2012	2011	Years
Leasehold improvements	$1,011	$1,004	2	to	5
Computer equipment	3,760	3,627	3	to	5
Furniture and fixtures	479	479	3	to	5
Automobiles	133	133	3	to	5
Software	4,103	3,572		5
	9,486	8,815
Less accumulated depreciation	(5,948)	(4,531)
Property and Equipment, Net	$3,538	$4,284

Depreciation expense was $1.5 million and $1.3 million for the years ended August 31, 2012 and 2011, respectively.

8. Line of Credit

On December 30, 2011, Emtec NJ, Emtec LLC, Emtec Federal, EGS LLC, Luceo, eBAS, Aveeva, EIS-US, KOAN-IT US, SDI, Dinero, Covelix and Emerging, (collectively the “Borrower”) entered into a Revolving Credit and Security Agreement (the “PNC Loan Agreement”) with PNC Bank, National Association (“PNC”), as lender and agent.  The PNC Loan Agreement provides for a senior secured revolving credit facility in an amount not to exceed (i) $30.0 million for the period from February 1 through August 31 each year during the term of the facility and (ii) $45.0 million for the period from September 1 through January 31 each year during the term of the facility (the “PNC Credit Facility”).  The PNC Credit Facility also includes a $7.0 million sublimit for the issuance of letters of credit.  The proceeds of the PNC Credit Facility were used to refinance all of the Borrower’s outstanding indebtedness under a Loan and Security Agreement with De Lage Landen Financial Services, Inc. (“DLL”) pursuant to which DLL provided a revolving credit loan and floorplan loan (the “DLL Credit Facility”), to pay off all indebtedness under a loan agreement with De Lage Landen Financial Services Canada Inc. (“DLL Canada”) pursuant to which DLL Canada provided EIS-Canada with a revolving credit line of $5 million, to pay related costs and expenses and for working capital and other general corporate purposes.  The PNC Loan Agreement will remain in effect until December 29, 2014, unless sooner terminated by the Borrower or PNC.

Borrowings under the PNC Loan Agreement will bear regular interest at a rate equal to the Alternate Base Rate (as defined in the PNC Loan Agreement) plus 1.0% or the Eurodollar Rate (as defined in the PNC Loan Agreement) plus 3.0% on the outstanding principal amount. As of August 31, 2012, the interest rate was 4.25%

The PNC Loan Agreement contains certain customary affirmative and negative covenants, including, among other things: (i) affirmative covenants requiring the Borrower to provide certain financial statements and schedules to PNC, maintain their legal existence, keep their collateral in good condition, and provide certain notices to PNC; and (ii) negative covenants that provide for limitations on other indebtedness, liens, amendments of organizational documents, asset sales, capital expenditures, issuance of capital stock, investments, and transactions with affiliates.

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

To secure the payment of the obligations under the PNC Loan Agreement, the Borrower granted to PNC a security interest in, and a lien upon, all of its respective interests in its respective assets, including receivables, equipment, general intangibles, inventory, investment property, subsidiary stock, leasehold interests, goods, deposit accounts, letter of credit rights, commercial tort claims and insurance proceeds.  All such security interests are subject to the terms of a Subordination Agreement, dated December 30, 2011 among PNC, NewSpring SBIC Mezzanine Capital II, L.P. ("NewSpring"), Peachtree II, L.P., (NewSpring and Peachtree, collectively, the “Investors”) and the Borrower, as amended on March 20, 2012 (the “Subordination Agreement”).

On March 20, 2012, the Borrower and EIS -Canada entered into a First Amendment and Joinder to Loan Documents with PNC, pursuant to which PNC agreed to make certain amendments to the PNC Loan Agreement and the Other Documents (as such term is defined in the PNC Loan Agreement and together with the PNC Loan Agreement, the “PNC Loan Documents”), including (1) joining EIS -Canada to the PNC Loan Documents, (2) amending the definition of EBITDA to revise certain add-backs and deductions thereto and (3) revising the covenants and representations and warranties included in the PNC Loan Agreement to include certain customary covenants and representations and warranties relating to EIS -Canada.

To secure the payment of the obligations of EIS Canada under the PNC Loan Agreement, EIS -Canada granted to PNC a security interest in, and a lien upon, all of its interests in its assets, including accounts, securities entitlements, securities accounts, futures accounts, futures contracts and investment property, deposit accounts, instruments, documents, chattel paper, inventory, goods, equipment, fixtures, agricultural liens, as-extracted collateral, letter of credit rights and intangibles of every kind.  All such security interests are subject to the terms of the Subordination Agreement.

Prior to the refinancing with PNC on December 30, 2011, the Company had a revolving credit and floorplan with DLL. As of August 31, 2011, the DLL Credit Facility provided for aggregate borrowings of the lesser of $32.0 million or 85% of the Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by DLL and 40% of all other unsold inventory.  Under the DLL Credit Facility, the interest rate for revolving credit loans was the base rate plus 3.25% and the interest rate for floorplan loans was 6.25% in excess of the base rate.  The DLL Credit Facility was to expire on December 7, 2012.

The Company had a balance of $12.0 million outstanding under the revolving portion of the PNC Credit Facility at August 31, 2012.  At August 31, 2011, the Company had a balance of $17.2 million outstanding under the revolving portion of the DLL Credit Facility, and a balance of $1.0 million (included in the Company’s accounts payable) outstanding plus $2.2 million in open approvals under the floorplan portion of the DLL Credit Facility.  Net availability was $4.2 million under the revolving portion of the PNC Credit Facility as of August 31, 2012.

As of August 31, 2012, the Company determined it was in compliance with its financial covenants under the PNC Credit Facility.

9. Subordinated Debt

On December 30, 2011, the Borrower entered into an Amended and Restated Subordinated Loan Agreement (the “Subordinated Loan Agreement”) with the Investors pursuant to which: (i) Peachtree provided an additional subordinated term loan in an original principal amount of $3.0 million, (ii) NewSpring was appointed as collateral agent, (iii) the Investors waived any event of default arising from (a) the Borrower failing to meet the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant (as set forth in the Subordinated Loan Agreement) for the trailing twelve months ending November 30, 2011 and (b) the Borrower failing to comply with the covenant in the Subordinated Loan Agreement prohibiting a Borrower name change without notice to, or the consent of, NewSpring, and (iv) the Investors agreed to make certain other amendments to the Subordinated Loan Agreement, including amending the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant to provide that the Company and its consolidated subsidiaries shall maintain as of the last business day of the fiscal quarters ending on February 28, 2012 and May 31, 2012, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA (as such terms are defined in the Subordinated Loan Agreement) on a trailing twelve months basis for such period of not less 4.0 to 1.0 for the fiscal quarter ending on February 28, 2012 and of not less than 3.75 to 1.0 for the fiscal quarter ending on May 31, 2012. There are no scheduled principal payments on the Subordinated Credit Facility until the maturity date of August 15, 2016.

Borrowings under the Subordinated Loan Agreement will bear regular interest at a rate equal to 12.0% per annum on the outstanding principal amount.  Accrued and unpaid regular interest is payable on the last business day of each fiscal quarter beginning with November 30, 2011 through August 15, 2016. Borrowings under the Subordinated Loan Agreement will bear additional interest of 2.0% per annum and this accrued and unpaid additional interest of 2.0% is, at the Companies’ option, payable in cash, or added to the principal amount outstanding, on the last business day of each fiscal quarter.

On August 29, 2012, the Borrower entered into Amendment No. 2 (the “Amendment”) to the Subordinated Loan Agreement with the Investors, pursuant to which the Investors have agreed to make certain modifications to the Subordinated Loan Agreement.

As of August 31, 2012, the Company has determined it was in compliance with its financial covenants under the Subordinated Loan Agreement with NewSpring and Peachtree.

10. Accrued Liabilities

At August 31, 2012 and 2011, accrued liabilities consisted of the following (in thousands):

	August 31, 2012	August 31, 2011
Accrued payroll	5,372	$5,860
Accrued commissions	145	293
Accrued state sales taxes	95	15
Accrued third-party service fees	9	42
Deferred rent	192	220
Other accrued expenses	3,248	6,392
Total accrued liabilities	$9,061	$12,822

11. Income Taxes

Income tax expense (benefit) for the years ended August 31, 2012 and 2011 consisted of the following (in thousands):

	Year Ended August 31, 2012	Year Ended August 31, 2011

Loss Before Income Tax Expense (benefit):
Domestic- U.S. operations	$(13,057)	$(6,311)
Foreign operations	(1,948)	(310)
Total	$(15,005)	$(6,621)

Income Tax Expense (Benefit):

Current expense:
Federal	$243	$(1,922)
State & other	44	116
Domestic-U.S.	287	(1,805)
Foreign	24	(6)
Total Current Expense (Benefit)	$311	$(1,812)

Deferred expense (benefit):
Federal	$(2,826)	$(14)
State & other	(95)	(508)
Domestic-U.S.	(2,921)	(522)
Foreign	27	(40)
Total Deferred Benefit	$(2,895)	$(562)

Income Tax Benefit	$(2,584)	$(2,374)

A reconciliation of the federal statutory provision to the provision for financial reporting purposes for the years ended August 31, 2012 and 2011 is as follows (in thousands):

	Year Ended August 31, 2012	Year Ended August 31, 2011

Statutory federal tax benefit	$(5,102)	$(2,251)
State income taxes, net of federal	25	(429)
Foreign income taxes, net of federal	(67)	96
FIN 48 accrual/(settlements)- net	13	(2)
Stock compensation tax benefit (windfall)/shortfall	46	(1)
Prior year expense underaccrual/(overaccrual)	96	(0)
Expense (net)- Warrant liability valuations	303	19
Expense (net)- Earn-out liability valuations	213	-
Goodwill impairment charges	1,309	-
Direct Acquisition Costs	-	40
Valuation allowances	393	-
Other permanent differences	187	154
Provision for income tax benefit	$(2,584)	$(2,374)

The tax effects of temporary differences that give rise to significant portions net of deferred tax assets and deferred tax liabilities at August 31, 2012 and 2011 are as follows (in thousands):

	August 31,
	2012	2011

Deferred tax assets:
Trade receivables	$159	$186
Inventories	139	207
Accrued liabilities	564	482
Deferred Revenue	109	118
Property and equipment	-	-
Stock Option/Restricted Stock Plan	304	356
Loss Carryforwards & other	1,308	1,110
	$2,584	$2,460
Less: Valuation Allowances	(393)	-
Gross Deferred tax assets	$2,191	$2,460

Deferred tax liabilities:
Property and equipment	$(734)	$(972)
Customer Relationships /other intangibles	169	(2,721)
Foreign Subsidiary Earnings	(384)	(404)
Goodwill	(56)	(137)
	$(1,006)	$(4,235)

Net Deferred tax asset (liability)	$1,185	$(1,775)

At August 31, 2012 and 2011, the net deferred tax asset (liability) is reflected as follows (in thousands):

	August 31,
	2012	2011
Deferred tax asset-current	$1,032	$1,142
Deferred tax asset-long term	743	839
Deferred tax liability	(589)	(3,757)
Net deferred tax asset (liability)	$1,185	$(1,775)

For the year ended August 31, 2012, we incurred a consolidated federal tax net operating loss of approximately $160,000 and recorded a deferred tax asset and corresponding income tax benefit of $55,000.  This federal net operating loss will expire, if not used by our August 2032 fiscal year.

For the year ended August 31, 2011, we incurred a consolidated federal tax net operating loss of $5.7 million.  In fiscal 2012, we filed tax refund claims with IRS to carryback the fiscal August 2011 federal tax loss to our August 2009 and 2010 years and received income tax refunds from the IRS in the aggregate amount of $1,859,000 for which we had accrued income tax benefits in fiscal 2011.

At August 31, 2012, we hold state tax net operating loss carryforwards, on a consolidated unitary basis, approximating $5.6 million, expiring in varying amounts after our August 2027 fiscal year.  The primary jurisdictions for our consolidated state income tax returns are California and Illinois.  Illinois has suspended the deduction of net operating losses for years ending before our August 2015 fiscal year. At August 31, 2012, deferred tax assets attributable to these state tax loss carryforwards amounted to $54,000 for California and $25,000 for Illinois.

Our subsidiaries, Emtec Federal and Emtec-NJ, hold state tax net operating loss carryforwards, on a separate company basis, approximating $5.9 million and $5.3 million, respectively.  These tax loss carryforwards expire in varying amounts after our August 2029 fiscal year.   At August 31, 2012, deferred tax assets attributable to these state tax loss carryforwards amounted to $599,000.

Our Canadian subsidiary, KOAN-IT, incurred a Canadian tax net operating loss of approximately $1.175 million for the year ended August 31, 2012.  We recorded a deferred tax asset of $393,000 and an offsetting valuation allowance in the same amount resulting in no income tax benefit to our fiscal 2012 earnings.

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

A summary of stock options for the year ended August 31, 2012 and 2011 is as follows:

For the Year Ended August 31, 2012	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value *
Options Outstanding - September 1, 2011	416,333	$1.12
Options Granted	115,000	$1.31
Options Exercised	-	-
Options Forfeited or Expired	(64,500)	$1.13
Options Outstanding - August 31, 2012	466,833	$1.17	4.68	$26,100
Options Exercisable - August 31, 2012	382,558	$1.05	4.17	$26,100

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the year ended August 31, 2012.

For the Year Ended August 31, 2011	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (a)
Options Outstanding - September 1, 2010	413,333	$1.13
Options Granted	20,000	$1.04
Options Exercised	-	-
Options Forfeited or Expired	(17,000)	$1.31
Options Outstanding - August 31, 2011	416,333	$1.12	5.03	$17,725
Options Exercisable -August 31, 2011	370,108	$1.12	4.58	$17,725

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the year ended August 31, 2011.

There were 115,000 and 20,000 stock options issued during the years ended August 31, 2012 and 2011, respectively. The following assumptions were used to value stock options issued during each of years ended August 31, 2012 and 2011.

	2012			2011
Weighted-Average Fair Value		$0.54		$0.70
Assumptions
Expected Volatility	114.5%	-	122%	90.26%
Expected Term (in years)		5		5
Expected Forfeiture Rate		0%		0%
Dividend Yield		0%		0%
Risk-Free Interest Rate	0.94%	-	1.07%	1.53%

Non-vested Stock (Restricted Stock)
The following tables summarize the Company’s restricted stock activity during the years ended August 31, 2012 and 2011:

For the Year Ended August 31, 2012	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2011	1,222,369	$0.71
Granted	70,000	$0.33
Vested	(488,994)	$0.77	$406,012	(a)
Forfeited	(73,376)	$0.87
Nonvested - August 31, 2012	729,999	$0.63	$575,170	(b)

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

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s average closing stock price for the year ended August 31, 2012 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

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

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s average closing stock price for the year ended August 31, 2011 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the Over-the-Counter Bulletin Board market on the date of grant over the vesting period on a straight-line basis.

Stock Options and Non-vested Stock

Stock-based compensation costs related to the 2006 Plan totaled $289,000 and $514,000 during the fiscal years ended August 31, 2012 and 2011, respectively. As of August 31, 2012, the Company had $230,000 of unrecognized compensation cost related to the 2006 Plan.  The unrecognized compensation cost is expected to be recognized over a remaining period of 4 years.

Stock Appreciation Rights

On May 21, 2012, the Company developed the terms surrounding certain stock appreciation rights to be granted to management.  Mr. Gregory P. Chandler, the Company’s Chief Financial Officer, was granted on May 12th a stock appreciation right award under the 2006 Plan covering 657,542 shares of Common Stock, with a per share base price of $1.75 (the “Chandler Award”). On August 10, 2012, the Company granted Mr. Sunil Misra, the Company’s Chief Strategy & Delivery Officer, a stock appreciation right award under the 2006 Plan covering 657,542 shares of  Common Stock, with a per share base price of $1.75 (the “Misra Award”).  Collectively the Chandler Award and the Misra Award are called “the Awards” below. And Mr. Chandler and Mr. Misra are individually referred to as and Awardee

 The purpose of the Company’s stock appreciation right program, pursuant to which the Awards were granted, is to motivate the Company’s management team to substantially increase the value of the Company in a manner that will allow all stockholders to realize such increase in value.  The Awards will have no value unless our Common Stock value exceeds $1.75 per share in a liquidity event, which is substantially higher than the trading price of our Common Stock as of the grant dates.

The Awards will become vested upon the occurrence of a liquidity event if one of the two following conditions is satisfied: (i) The Awardee is employed by the Company on the date of such liquidity event; or (ii) if such liquidity event is a change in control and The Awardee employment is terminated without cause or for good reason, in either case, after the date on which a letter of intent relating to the change in control that is binding with respect to exclusivity has been executed and the change in control that is the subject of such letter of intent is consummated within 180 days after the date of such termination of employment.  Notwithstanding the foregoing, in the event that the per share equity value upon the occurrence of a liquidity event is not greater than $1.75, then no portion of the  Awards shall become vested in connection with such liquidity event and the all of the entire  Awards (whether or not vested) will be immediately forfeited.  In the event that a liquidity event does not occur on or before August 31, 2017, then all of the entire  Awards, whether or not vested, will be immediately forfeited.

To the extent vested, the Awards will become exercisable immediately prior to the occurrence of a liquidity event.  Upon the exercise of the Awards, The Awardee is entitled to receive a number of shares of Common Stock having a fair market value on the date of exercise equal to the product of (x) the difference between the fair market value of one share of Common Stock on the date of exercise and the base price and (y) the number of shares of Common Stock with respect to which the Awards are then being exercised.

In the event of any Awardee’s termination of employment for cause, the entire Award, whether or not vested, will be immediately forfeited.  In the event of any Awardee’s  termination of employment for any reason other than for cause, the unvested portion of Awardee’s the Award will generally be immediately forfeited and the vested portion of the Awardee’s Award will remain outstanding and, to the extent not then exercisable, will be eligible to become exercisable upon the occurrence of a liquidity event.

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

As of August 31, 2012, the Company has not recorded compensation expense associated with either Award during the year ended August 31, 2012.  However, if the Company determines that a liquidity event is probable, compensation expense associated with Awards will be recorded at that time.

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

The Warrant entitles the Investor to purchase 1,401,733 shares of Common Stock at $2.11 per share and expires on August 2, 2015. The Warrant also contains provisions for cashless exercise and weighted average anti-dilution protection for subsequent issuances or deemed issuances of Common Stock by the Company for consideration per share less than the per share exercise price of the Warrant in effect immediately prior to such issuance or deemed issuance. In connection with this issuance of warrants and compliance with ASC 815, Derivates and Hedging, the Company recorded a liability on August 2, 2010 of $916,000. At August 31, 2012 and August 31, 2011, the net liability recorded on the balance sheet was $1.1 million and $732,000, respectively.  The Company recorded (income) expense on its consolidated results of operations of $334,000 and ($178,000) for the years ended August 31, 2012 and 2011, respectively, as a result of adjusting the warrant liability to fair value.  As a result of the Company’s stock being thinly traded, there may continue to be adjustments associated with determining the fair value of the warrant liability in future periods.

NewSpring

In connection with the entry into a Subordinated Credit Facility with NewSpring, which is described in more detail in Note 8 – Subordinated Debt, on August 15, 2011 the Company issued to NewSpring a Common Stock Purchase Warrant (the “NewSpring Warrant”) to purchase the number of shares of Common Stock equal to 5.0% of the Common Stock outstanding at the time of, and after giving effect to, the exercise of the NewSpring Warrant.  As of August 31, 2012 and 2011, the NewSpring Warrant would be exercisable into 903,606 shares of Common Stock.  On December 30, 2011, in connection with the entry into the PNC Credit Facility with PNC and Peachtree becoming a lender under the Subordinated Credit Facility, the Company amended and restated the NewSpring Warrant (as so amended and restated, the “Amended and Restated NewSpring Warrant”) and granted a warrant (the “Peachtree Warrant,” and together with the Amended and Restated NewSpring Warrant, the “Warrants”) to Peachtree.

In connection with the issuance of the NewSpring Warrant and in compliance with ASC 470-20 Debt with Conversion and Other Options, the subordinated note issued to NewSpring under the Subordinated Loan Agreement has been discounted by the fair value of the NewSpring Warrant, calculated to be $484,000 at time of issuance.  This amount is being amortized as additional interest expense and accretes the note to face value on the Company’s balance sheet at maturity.  The Company determined the fair value of the NewSpring Warrant by using the Black-Scholes pricing model.  At August 31, 2012 and 2011, the liability recorded on the Company’s balance sheet was $1.0 million and $719,000, respectively.  The Company recorded expense on its consolidated statements of operations of $318,000 and $235,000 for the years ended August 31, 2012 and 2011, respectively, as a result of adjusting the warrant liability to fair value.  Because the Company’s stock is thinly traded, there may continue to be adjustments associated with determining the fair value of the liability related to the NewSpring Warrant in future periods.

Peachtree

In connection with the entry into the Amended and Restated Subordinated Credit Facility, on December 30, 2011, the Company issued Peachtree the Peachtree Warrant, which allows Peachtree to purchase the number of shares of Common Stock equal to 1.5% of the Common Stock outstanding at the time of, and after giving effect to, the exercise of the Peachtree Warrant (based on the “treasury stock method”) in accordance with GAAP and determined using the same principles, assumptions and estimates that are used by the Company in the preparation of its financial statements and assuming the exercise or conversion of all securities that are directly or indirectly exercisable for or convertible into Common Stock).  As of August 31, 2012, the Peachtree Warrant would be exercisable into 271,926 shares of Common Stock. The exercise price for the Common Stock is $0.01 per share, which may be paid through a cashless exercise.  The Peachtree Warrant expires on December 30, 2021.

In connection with the issuance of the Peachtree Warrant and in compliance with ASC Topic 470-20 Debt with Conversion and Other Options, the subordinated note issued to Peachtree under the Subordinated Loan Agreement (as defined) has been discounted by the fair value of the Peachtree Warrant, calculated to be $73,000 at time of issuance.  This amount is being amortized as additional interest expense and accretes the note to face value on the Company’s balance sheet at maturity.  The Company determined the fair value of the Peachtree Warrant by using the Black-Scholes pricing model.  At August 31, 2012 and 2011, the liability recorded on the Company’s balance sheet was $311,000 and $-0-, respectively.  The Company recorded expense on its consolidated statements of operations of $238,000 and $-0- for the years ended August 31, 2012 and 2011, respectively, as a result of adjusting the warrant liability to fair value.  Because the Company’s stock is thinly traded, there may continue to be adjustments associated with determining the fair value of the liability related to the Peachtree Warrant in future periods.

14. Retirement Plan

The Company maintains Associates’ 401(k) Investment Plans (the “Plans”), which are savings and investment plans intended to be qualified under Section 401 of the IRS. The Plans cover the majority of the associates of the Company.  The Company makes contributions to certain plans based on a participant’s contribution.  The Company’s 401(k) match expense totaled $435,000 and $300,000 for the years ended August 31, 2012 and 2011, respectively.  The expense is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations.

15. Related Party Transactions

The Company leases warehouse and office space from related parties which includes shareholders, officers and employees.  The aggregate expense for these lease arrangements for the years ended August 31, 2012 and 2011 was $559,000 and $776,000, respectively.

16. Commitments and Contingencies

The Company leases its operating facilities, certain sales offices and transportation equipment under non-cancelable operating lease agreements that expire on various dates through August 31, 2020.  Rent expense was $2.3 million and $1.8 million for the years ending August 31, 2012 and 2011, respectively, and is recorded in selling, general and administrative expenses on the consolidated statements of operations.

The following are our contractual obligations associated with lease commitments. We lease warehouse and office facilities, vehicles and certain office equipment under non-cancelable operating leases. Future minimum lease payments, including amounts due to related parties, under such leases are as follows (in thousands):

Years ending August 31,
2013	1,889
2014	1,664
2015	967
2016	664
2017	640
Thereafter	879
Total	6,703

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

17. Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. The changes in the carrying amount of goodwill by reporting segment for the years ended August 31, 2012 and 2011 are as follows (in thousands):

	August 31, 2010			August 31, 2011
	Gross Balance	Additions	Impairment, Translation, and Other Adjustments*	Gross Balance
Federal	$2,016	$-	$-	$2,016
CSLED	11,963	4,818	(188)	16,593
Total goodwill	$13,979	$4,818	$(188)	$18,609

* Includes ($200,000) impairment charge and $12,000 in foreign currency translation adjustments.

	August 31, 2011			August 31, 2012
	Gross Balance	Additions	Impairment, Translation, and Other Adjustments*	Gross Balance
Federal	$2,016	$-	$(521)	$1,495
CSLED	16,593	-	(4,781)	11,812
Total goodwill	$18,609	$-	$(5,302)	$13,307

* Includes $1.4 million of goodwill impairment in connection goodwill impairment testing of certain reporting units under the Company’s segment reporting prior to the re-alignment of segments, effective June 1, 2012.

In accordance with ASC Topic 350 Intangibles- Goodwill and Other, goodwill is not amortized but tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is tested for impairment at one level below an operating segment (also known as a component) in accordance with the guidance of ASC Topic 350. These reporting units are comprised of Federal Infrastructure, Federal Applications, State, Local and Education (“SLED”) and Commercial.  The Company has set an annual impairment testing date of June 1.

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

At August 31, 2012, the fair value of the Company’s reporting units exceeded its market capitalization.  However, the Company’s stock does not trade frequently and thus management believes the inherent value of the Company is not and has not been accurately reflected by the current or historical stock market valuation of the Company.  Accordingly, the Company continues to believe that the income approach is the most appropriate valuation method.

In accordance with ASC Topic 350, the Company performed its annual impairment testing as of June 1, 2012.  To assist in this process, the Company engaged an external valuation firm. Based on its annual impairment testing, the Company does not currently believe that there is an indication of goodwill impairment at August 31, 2012 with the exception of the goodwill associated with the Federal Infrastructure and Commercial reporting units.  However, if current market conditions change and the Company’s estimated value(s) under the income and/or market-based approaches is/are affected, then it is possible that the Company could have to take a goodwill impairment charge against earnings in a future period.

June 1, 2012 Testing

As of June 1, 2012, the Company performed its impairment goodwill impairment test and determined that the respective book values of the Company’s Federal Applications and SLED reporting units did not exceed their fair values and therefore no impairment existed.  However, under ASU 2010-28, qualitative factors are considered and if the carrying amount of the reporting unit is zero or negative, the second step of the impairment test shall be performed to measure the amount of any potential impairment loss.  Prior to its annual impairment and as part of its segment re-alignment, effective June 1, 2012, the Company determined that one of the reporting units under its previous segmentation need to be tested for goodwill impairment.  Based on the impairment testing, the Company recorded an impairment charge of $1.4 million for this reporting unit.  In connection with the Company’s annual testing of goodwill impairment under its revised reporting unit structure, it was determined that Federal Infrastructure and Commercial reporting units had impairments of $521,000 and $3.4 million, respectively, as of June 1, 2012.

The following table presents a summary of goodwill by reporting unit at August 31, 2012 and the critical assumptions used in the valuation of the reporting units at June 1, 2012, the Company’s annual testing date:

	Goodwill
Reporting Unit	$		% of total	Discount Rate	Terminal Growth Rate	Years of Cash Flow before Terminal Value	% By Which Reporting Unit Fair Value Exceeds its Carrying Value*
Federal Infrastructure		$-	0.0%	15.3%	4.0%	6	n/a
Federal Applications		1,495	11.2%	17.3%	4.0%	6	797.0%
SLED		7,052	53.0%	17.8%	4.0%	6	178.0%
Commercial		4,760	35.8%	n/a	4.0%	6	n/a
Total		$13,307	100.0%

Effective June 1, 2012, the Company reassessed its structure and determined that it had four operating segments which were also its reporting units: Federal Infrastructure, Federal Applications, SLED and Commercial.  These operating segments and reporting units are consistent with the Company’s go-to-market sales approach, and are based on clients served and service offerings.  Each of the reportable segments has two reporting units which are primarily based their client base and service offerings.

The Company determined the fair value of the reporting units using the discounted cash flow valuation approach, as in the Company’s opinion, this method currently results in the most accurate calculation of fair value for these reporting units.    The rationale for relying solely on one valuation approach for these reporting units was that they were smaller than comparable public companies if the guide-line company valuation approach was utilized.

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

One of the key assumptions in the six-year forecasts, which are the basis of the discounted cash flow approach, is the projected revenue growth of each reporting unit.   For each reporting unit, the Company has based its estimate of projected revenue growth on forecasted revenue growth on a macro-level (IT industry and overall U.S. economy) and micro-level (purchasing patterns for specific clients).  For other assumptions in the six-year forecasts, the Company projected gross profit margins at close to historical levels.  To the extent forecasted revenue is not met for a reporting unit, the Company still has the ability to achieve forecasted profitability (EBITDA) by controlling its cost structure.  Annual revenue growth for each reporting unit is forecasted to be at a higher level in the initial six-year operating forecast and is gradually decreased to the terminal value growth rate for the remaining years under the cash flow approach.

Key assumptions in the discounted cash flow approach include the discount rate and terminal growth rate.  The discount rate, which is specific to each reporting unit and is used to determine the present value of future debt-free net cash flow stream, is a blended rate combining required rates of return on debt and equity instruments with comparable risk characteristics. The Company use a weighting of its debt to equity that was substantially higher than the current debt to equity ratio due to the future view of the Company’s ability to pay down its debt balance over time.  This resulted in a higher discount rate and a lower discounted cash flow than if the Company had used its current capital structure.  Using such a blended rate appropriately reflects the cost of the debt and equity investment forming the capital of an enterprise, whereas the terminal growth rate at the end of the discrete projection period is determined by using the Constant Growth Valuation Model.  The Constant Growth Valuation Model is based on the assumption that the specific reporting unit will undergo a steady long-term rate of growth in earnings and that the investor purchasing the business has a required rate of return he is willing to accept for his investment.  It assumes a continuing growth in cash flow per annum into perpetuity (consistent with expected real annual growth rate of Gross Domestic Product (“GDP”) plus inflation for the foreseeable future.

While the Company has determined the estimated fair values of its reporting units to be appropriate based on the forecasted level of revenue growth, net income and cash flows, in the current market environment it is a reasonable possibility that one of our reporting units may become impaired in future periods as there can be no assurance that the Company’s estimates and assumptions made for purposes of its goodwill impairment testing as of June 1, 2012 will prove to be accurate predictions of the future. Our use of the term "reasonable possibility" refers to a potential occurrence that is more than remote, but less than probable in the Company’s judgment. If the Company’s assumptions, including forecasted revenue growth rates are not achieved, the Company may be required to record goodwill impairment charges in future periods.  Potential events and/or changes in circumstances that could reasonably be expected to negatively impact the key assumptions and affect the recovery of our goodwill include:

●
The six year projections used could differ from management’s current projections.  Management used its judgment in arriving at its current projections including a reduction this year from the effects of the fiscal cliff.  There is current uncertainty over the full effects of this cliff and the results of these projections may be better or worse than expected  based on the outcome of negotiations in Washington.

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

June 1, 2011 Testing

As of June 1, 2011, the Company performed its annual impairment goodwill impairment test and determined that the respective book values of the Company’s reporting units did not exceed their annual fair values and therefore no impairment existed.  However, the Company recorded an impairment charge of $200,000, during the fourth quarter of fiscal 2011, associated with the goodwill from an acquisition in the commercial reporting that ceased operations.

Identifiable Intangible Assets

The changes in the carrying amount of goodwill by reporting segment for the years ended August 31, 2012 and 2011 are as follows (in thousands):

	August 31, 2010					August 31, 2011
	Gross Balance	Accumulated Amortization	Additions	Amortization	Impairment, Translation, and Other Adjustments	Gross Balance	Accumulated Amortization
Customer relationships:
Federal	$1,784	$191	$-	$236	$-	$1,784	$427
CSLED	14,030	4,713	5,690	1,751	97	19,817	6,463
Total customer relationships	15,814	4,903	5,690	1,987	97	21,601	6,890
Noncompete agreements:	-	-	-	-	-	-	-
Federal	45	4	-	15	-	45	19
CSLED	404	169	1,970	159	2	2,376	328
Total noncompete agreements	449	173	1,970	174	2	2,421	346
Software technology - CSLED	14	2	-	2	0	15	4
Trademarks - CSLED	175	54	1,360	88	13	1,548	142
Tradenames:	-	-	-	-	-	-	-
Federal	182	-	-	-	-	182	-
CSLED	21	-	-	-	-	21	-
Total tradenames	203	-	-	-	-	203	-
Total other intangible assets	$16,655	$5,133	$9,020	$2,250	$113	$25,788	$7,383

	August 31, 2011					August 31, 2012
	Gross Balance	Accumulated Amortization	Additions	Amortization	Impairment, Translation, and Other Adjustments	Gross Balance	Accumulated Amortization
Customer relationships:
Federal	$1,784	$427	$-	$236	$(102)	$1,682	$663
CSLED	19,817	6,463	-	2,665	(4,048)	15,769	9,129
Total customer relationships	21,601	6,890	-	2,901	(4,150)	17,451	9,791
Noncompete agreements:
Federal	45	19	-	15	-	45	34
CSLED	2,376	328	-	468	-	2,376	796
Total noncompete agreements	2,421	346	-	483	-	2,421	829
Software technology - CSLED	15	4	-	2	(2)	12	6
Trademarks - CSLED	1,548	142	-	316	(3)	1,546	458
Tradenames:
Federal	182	-	-	82	-	182	82
CSLED	21	-	-	9	-	21	9
Total tradenames	203	-	-	91	-	203	91
Total other intangible assets	$25,788	$7,383	$-	$3,793	$(4,155)	$21,633	$11,175

Long-lived assets, including customer relationships and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC 350 Intangibles- Goodwill and Other and FASB ASC 360 Property, Plant and Equipment.   Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.  In connection with the step two analyses for goodwill under ASC 350, it was determined that customer relationships for Federal Infrastructure and Commercial reporting units had impairments of $102,000 and $4.0 million, respectively, as of June 1, 2012.

Customer relationships represent the fair value ascribed to customer relationships in connection with acquisitions by the Company. The amounts ascribed to customer relationships are being amortized on a straight-line basis over 5-15 years.  In 2011, elements of the staffing business were still growing and other elements seemed to have stabilized, however the Company was still not making generating significant cash flow from the staffing business so it was restructured  to focus on cash generation rather than  new sales growth.  As a result the staffing business returned to profitability but numerous clients were lost as we focused on rate improvement. To a lesser extent the customer intangible write-downs were the continued reduction of customers which the Company had in its legacy procurement (VAR) commercial business which has also gone through a significant restructuring to improve profitability.  This resulted in an impairment charge of $4.1 million to customer intangibles.

18.  Subsequent Events

On November 29, 2012, the Company announced it was closing its Springfield, New Jersey facility during the second quarter of fiscal 2013.  The Company anticipates taking a restructuring charge associated with the closing for expenses associated with employee termination costs and future lease obligations.  However, the Company cannot quantity the amount of the restructuring charge at this time.

On December 14, 2012, the Borrower entered into a Third Amendment to Loan Documents (the “Third Amendment”) with PNC, pursuant to which PNC has agreed to make certain amendments to the PNC Loan Agreement. The modifications provided for in the Third Amendment, among other things, (1) amend the definition of “Formula Amount” to reduce the percentage of outstanding trade letters of credit for inventory purchases used to calculate amounts available for borrowing under the Loan Agreement, (2) amend the definition of “EBITDA” to, for fiscal quarters ended on or prior to August 31, 2012, add back intangible asset impairment charges and goodwill impairment charges relating to acquisitions not to exceed $10,000,000 in the aggregate, (3) change the point in time with respect to which the fixed charge coverage ratio covenant relating to earn out payments is calculated and (4) provide the consent of PNC and the lenders to a release of a security interest in certain receivables.

19. Segment Information

As Emtec has grown and expanded its service offerings through acquisitions, the Company has started to experience a substantial amount of cross-selling of services and sharing of personnel across its previous reporting units and segments.  In addition, the back office functions have been consolidated under a single shared services group installed a new ERP system, in the fourth quarter of fiscal 2011, to fully integrate the Company’s 2011 acquisitions from an operational and financial reporting standpoint.

Further, in order to fully integrate its acquisitions from an operational and financial reporting standpoint, the Company installed a new ERP system (SAP) in June 2011.    As the Company has transitioned to a company-wide basis, the way that the Company tracks and evaluates financial information has evolved.  Historically, Emtec tracked and evaluated operation results by acquisition which also was treated as a reporting.  However, with the introduction of the new ERP system and the integration of the acquisitions’ operations, the Company has decided to redefine the way operating results are reviewed for purposes of performance assessment and resource allocation. Accordingly, effective June 1, 2012, the Company's reportable segments are as follows:

•	Federal - provides IT consulting and procurement services the various agencies of the U.S federal government.
•	Commercial, State & Local and Education (“CSLED”) – provides IT consulting services to clients in the commercial, state & local and education sectors.

In addition, the Company also has a “Corporate” segment which reflects support costs consisting principally of employee benefit administration, accounting support, IT services, recruiting, and other shared service center costs.  Operating and administrative expenses that are not directly attributable to the reporting segments are also classified in the Corporate segment.  For purposes of performance measurement, the Company charges certain expenses directly attributable to the reporting segment and allocates costs reflected in the Corporate segment.  Identifiable assets of the reporting unit exclude Corporate segment assets.  Corporate segment assets consist principally of cash, prepaid expenses, non-trade accounts receivables, property and equipment and other assets.

The Company provides segment financial information in accordance with ASC 280, Segment Reporting.  The accounting policies of our segments are the same as those described in Note 2 and there are no material intersegment transactions.

Reporting segment data is presented in the following table (in thousands):

	August 31,
	2012	2011
Revenue:
Federal	$87,996	$87,869
Commercial/SLED	136,577	124,278
Total Revenue	224,573	212,147

Operating profit (loss)
Federal	3,748	572
Commercial/SLED	283	7,993
Corporate	(15,957)	(14,042)
Total operating profit (loss)	(11,928)	(5,477)

Other (expense) income, net	3,079	1,144
Income (loss) before income taxes	$(15,007)	$(6,621)

	August 31,
	2012	2011
Deprecation and amortization:
Federal	$934	$867
Commercial/SLED	3,205	1,726
Corporate	1,165	794
Total depreciation and amortization	$5,304	$3,387

	August 31,
	2012	2011
Income tax expense (benefit):
Federal	$(467)	$(598)
Commercial/SLED	(1,634)	(282)
Corporate	(482)	(1,492)
Total income tax benefit	$(2,584)	$(2,371)

	August 31,
	2012	2011
Interest and other expense
Federal	$90	$87
Commercial/SLED	1,216	257
Corporate	1,772	800
Total interest and other expense	$3,079	$1,144

	August 31,
	2012	2011
Assets:
Federal	$14,659	$18,897
Commercial/SLED	49,045	67,710
Total assets	$63,704	$86,607

	August 31,
	2012	2011
Purchases of property and equipment:
Federal	$62	$391
Commercial/SLED	264	319
Corporate	459	1,791
Total purchases of property and equipment	$786	$2,501

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of August 31, 2012.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of August 31, 2012, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There was no change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Reports of Management

Management’s Report on Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Company’s management in conformity with generally accepted accounting principles to reflect the financial position of the Company and its operating results. The financial information appearing throughout this Annual Report is consistent with the consolidated financial statements. Management is responsible for the information and representations in such consolidated financial statements, including the estimates and judgments required for their preparation. The consolidated financial statements have been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment using those criteria, management concluded that the Company’s internal control over financial reporting was effective as of August 31, 2012, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Pursuant to Regulation S-K Item 308(b), management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2012 has not been attested to by McGladrey LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended August 31, 2012.

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

The Company adopted a Code of Ethics in July 2004, as amended in August 2009, applicable to all of its associates, including its Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, as well as the members of its Board.  The Code of Ethics seeks to ensure compliance with all applicable laws and to maintain the highest standards of ethical conduct.  The Code of Ethics sets out basic principles and methodology to help guide all of our officers, directors and associates in the attainment of this common goal.  The Company undertakes to provide available to any person a copy of our Code of Ethics upon request free of charge.  Please contact Mr. Sam Bhatt at (973) 376-4242 to request a copy of the Code of Ethics.

Executive Officers of the Registrant

The following table sets forth certain information as to each of our executive officers:

Name	Age	Positions and Officers Presently Held

Dinesh R. Desai	63	Chairman of the Board, Chief Executive Officer and President

Gregory P. Chandler	45	Chief Financial Officer

Sunil Misra	53	Chief Strategy & Delivery Officer

Sam Bhatt	45	Vice President of Finance and Secretary

George Houck	51	Chief Accounting Officer

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

Gregory P. Chandler. Since April 2009, Mr. Chandler has been Chief Financial Officer of the Company. Prior to April 2009 and from February 1999, Mr. Chandler was with Janney Montgomery Scott LLC where he served as the Managing Director and Group Head of the Business Services Investment Banking Practice. Prior to February 1999 and from August 1995, Mr. Chandler was a consulting Manager at PricewaterhouseCoopers advising companies in restructuring their back office financial operations. Mr. Chandler also worked in the Audit practice at Coopers and Lybrand LLC and served as an Officer in the United States Army.  Mr. Chandler received his MBA from Harvard Business School, a B.S. in Engineering from the United States Military Academy at West Point and is also a Certified Public Accountant.  Mr. Chandler has been a Director on Emtec’s Board since 2005 where he served as Audit Committee Chair from 2005 through 2009.  He presently serves as a Director/Trustee and Chairs the Audit Committee of FS Investment Corporation, Franklin Square Energy, Partners and the RBB funds and serves as a Director on the Board of the Enterprise Center, a non-profit organization.

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

Item 11.  Executive Compensation

Information contained in the 2013 Proxy Statement, including information appearing under “Executive Compensation” in the 2013 Proxy Statement, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information contained in the 2013 Proxy Statement, including information appearing under “Stock Ownership” in the 2013 Proxy Statement, is incorporated herein by reference.

The following table sets forth the information regarding equity compensation plans, as of August 31, 2012.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,175,568	$1.60	5,367,639
Equity compensation plans not approved by security holders	--	--	--
Total	4,175,568	$1.60	5,367,639

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

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information contained in the 2013 Proxy Statement, including information appearing under “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2013 Proxy Statement, is incorporated herein by reference.

Item 14.  Principal Accountants Fees and Services

Information contained in the 2013 Proxy Statement, including information appearing under “Ratification of Independent Public Accountants” in the 2013 Proxy Statement, is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)   Financial Statements

Documents filed as part of this report include the financial statements appearing in Item 8: “Consolidated Balance Sheet”, “Consolidated Statements of Operations”, “Consolidated Statements of Cash Flows”, and “Consolidated Statements of Stockholder’s Equity”

(b)   Financial Statement Schedules

None.

(c) Exhibits

Exhibit No.	Description

2.1
Share Purchase Agreement, dated February 12, 2009, by and among 7119747 Canada Inc., Emtec Infrastructure Services Corporation, KOAN-IT Corp. and the Shareholders of KOAN-IT Corp, incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed February 13, 2009.

2.2
Stock Purchase Agreement, dated June 4, 2010, by and among Emtec Federal, Inc., Secure Data, Inc. and the stockholders of Secure Data, Inc., incorporated herein by reference to Exhibit 2.8 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

2.3
Securities Purchase Agreement and Earn-out to Securities Purchase Agreement, dated August 15, 2011, by and among Emtec Global Services, LLC, the Registrant, Gnuco, LLC (d/b/a Emerging Solutions LLC), the members of Gnuco, LLC, Greg Lewis and Don Sweeney, incorporated herein by reference to Exhibit 2.9 of the Registrant's Annual Report on Form 10-K, filed December 14, 2011.

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

10.1
Lease Agreement, dated July 1, 2003, between Westwood Property Holdings LLC and Westwood Computer Corporation, for Springfield, New Jersey facility,  incorporated herein by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, filed December 14, 2005.

10.2
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

10.5	2006 Stock Based Incentive Compensation Plan, incorporated herein by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 20, 2006,

10.6
Lease Agreement, dated March 2006, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois, incorporated herein by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K, filed December 1, 2008.

10.7
First Amendment to Lease Agreement, dated April 9, 2008, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois, incorporated herein by reference to Exhibit 10.30 of the Registrant’s Annual Report on Form 10-K, filed December 1, 2008.

10.8
First Amendment to Commercial Lease Agreement, dated August 13, 2008, between eBusiness Applications Solutions, Inc. and Ajay Chopra for office space in Fremont California, incorporated herein by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-K, filed December 1, 2008.

10.9
First Lease Amendment, dated June 6, 2008, between Emtec, Inc. and GS&T Properties, LLC for office space in Suwanee, Georgia, incorporated herein by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K, filed December 1, 2008.

10.10
Employment Agreement, dated February 25, 2009, between Emtec, Inc. and Ronald Seitz, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed March 3, 2009.

10.11	Amendment to the 2006 Stock Based Incentive Compensation Plan, dated February 2, 2009, incorporated herein by reference to the Registrant’s Proxy Statement on Schedule 14A, filed December 29, 2008.

10.12
Offer to Lease, dated March 7, 2007, between KOAN-IT Corp. and Sanrock Holdings Inc. for office space in Ottawa, Canada, incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K, filed November 25, 2009.

10.13
Lease Agreement, dated February 9, 2009, between Emtec, Inc. and Windsor at Interstate South LLC for office space in Jacksonville, Florida, incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K, filed November 25, 2009.

10.14
Second Amendment to Lease Agreement, dated March 20, 2009, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois, incorporated herein by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K, filed November 25, 2009.

10.15
Third Amendment to Lease Agreement, dated May 29, 2009, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois, incorporated herein by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K, filed November 25, 2009.

10.16
Fourth Amendment to Lease Agreement, dated June 11, 2009, between Luceo, Inc. and SM Brell II, L.P. for office space in Naperville, Illinois, incorporated herein by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K, filed November 25, 2009.

10.17
Employment Agreement, dated December 1, 2009, between Emtec, Inc, and Samir Bhatt, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed January 14, 2010.

10.18
Second Amendment to Lease, dated May 1, 2009, between Westwood Property Holdings LLC and Emtec Federal, Inc., for Springfield, New Jersey facility, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed January 14, 2010.

10.19
Employment Agreement, dated March 1, 2010, between Emtec, Inc. and Brian E. Mandel, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed April 14, 2010.

10.20
Second Lease Amendment, dated December 1, 2009, by and between GS&T Properties, LLC, Emtec, Inc. and Southprop, Inc. for office space in Suwanee, Georgia, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed April 14, 2010.

10.21
Lease, dated March 9, 2010, between Radnor Center Associates and Emtec, Inc. for office space in Radnor, Pennsylvania, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed April 14, 2010.

10.22
Employment Agreement, dated June 4, 2010, between Emtec Federal, Inc. and Ray Kelly, incorporated herein by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

10.23
Employment Agreement, dated June 4, 2010, between Emtec Federal, Inc. and Matt Swanson, incorporated herein by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

10.24
Employment Agreement, dated June 4, 2010, between Emtec Federal, Inc. and Lonnie McMinn incorporated herein by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

10.25
Letter Agreement, dated August 2, 2010, between Emtec, Inc. and DARR Westwood LLC, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed August 6, 2010.

10.26
Common Stock Purchase Warrant, dated August 2, 2010, issued by Emtec, Inc. to DARR Westwood LLC, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed August 6, 2010.

10.27
First Amendment to Employment Agreement, dated August 19, 2010, between Emtec, Inc. and Ronald Seitz, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed August 27, 2010.

10.28
Lease, dated August 20, 2010, between Brandywine Operating Partnership, L.P., Alliant Techsystems, Inc. and Emtec Federal, Inc. for office space in Herndon, Virginia, incorporated herein by reference to Exhibit 10.50 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

10.29
Lease, dated June 4, 2006, between Corporate Centre II, L.L.C. and Secure Data, Inc., for office space in Fairview Heights, Illinois, incorporated herein by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

10.30
Lease, dated June 4, 2006, between Corporate Centre II, L.L.C. and Secure Data, Inc., for office space in Fairview Heights, Illinois, incorporated herein by reference to Exhibit 10.51 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

10.31
Lease, dated January 1, 2010, between KVD Enterprises, LLC and Secure Data, Inc. for office space in O’Fallon, Illinois, incorporated herein by reference to Exhibit 10.52 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

10.32
Lease, dated March 1, 2010, between ABK, LLC and Secure Data, Inc. for office space in O’Fallon, Illinois, incorporated herein by reference to Exhibit 10.53 of the Registrant’s Annual Report on Form 10-K, filed November 26, 2010.

10.33
Security Agreement by the Registrant and its subsidiaries in favor of NewSpring SBIC Mezzanine Capital II, L.P., dated August 15, 2011, incorporated herein by reference to Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K, filed December 14, 2011.

10.34
Amended and Restated Investor Rights Agreement among the Registrant, Peachtree II, L.P., and NewSpring SBIC Mezzanine Capital II, L.P. dated December 30, 2011, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed January 6, 2012.

10.35
Employment Agreement, dated February 12, 2009, between KOAN-IT Corp. and Kim Orava, incorporated herein by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed February 13, 2009.

10.36
Employment Agreement, dated February 12, 2009, between KOAN-IT Corp. and Tim Stratton, incorporated herein by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed February 13, 2009 .

10.37	Employment Agreement, dated July 22, 2011, between Emtec, Inc. and Dinesh Desai, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed July 28, 2011.

10.38
Restricted Stock Agreement, dated July 22, 2011, between Emtec, Inc. and Dinesh Desai, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed July 28, 2011.

10.39
Revolving Credit and Security Agreement among the Companies and PNC, as lender and agent, dated December 30, 2011, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed January 6, 2012.

10.40
Amended and Restated Subordinated Loan Agreement among the Companies, the Investors, and NewSpring, in its capacity as collateral agent for the Investors, dated December 30, 2011, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed January 6, 2012.

10.41
Amended and Restated Warrant issued to NewSpring by the Registrant, dated December 30, 2011, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed January 6, 2012.

10.42	Warrant issued to Peachtree II, L.P. by the Registrant, dated December 30, 2011, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed January 6, 2012.

10.43
Amended and Restated Employment Agreement between the Company and Gregory P. Chandler, dated as of May 21, 2012, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 25, 2012.

10.44
Stock Appreciation Right Award Agreement between the Company and Sunil Misra, dated as of May 21, 2012, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 25, 2012.

10.45
Amended and Restated Employment Agreement between the Company and Sunil Misra, dated as of August 10, 2012, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 15, 2012.

10.46
Stock Appreciation Right Award Agreement between the Company and Sunil Misra, dated as of August 10, 2012, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 15, 2012.

10.47
Amendment No. 2 to Amended and Restated Subordinated Loan Agreement by and among the Registrant, its subsidiaries, NewSpring SBIC Mezzanine Capital II, L.P. and Peachtree II, L.P., dated August 29, 2012, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 31, 2012.

10.48	First Amendment and Joinder to Loan Documents by and among the Companies and PNC, as lender and agent, dated March 20, 2012.

10.49	Second Amendment to Loan Documents by and among the Companies and PNC, as lender and agent, dated June 28, 2012, incorporated herein by reference to Exhibit 99.1 of the Registrant's Quarterly Report on Form 10-Q file on July 16, 2012.

21.1	List of Subsidiaries.

22.1	Consent of a Registered Public Accounting Firm

31.1	Certification of Dinesh R. Desai, Principal Executive Officer of Registrant, dated December 14, 2012. Rule 13a-14(a)/15 d-14(a).

31.2	Certification of Greg Chandler, Principal Financial Officer of Registrant, dated December 14, 2012. Rule 13a-14(a)/15 d-14(a).

32.1	Certificate of Dinesh R. Desai, Principal Executive Officer of Registrant, dated December 14, 2012. Section 1350.

32.2	Certificate of Greg Chandler, Principal Financial Officer of Registrant, dated December 14, 2012. Section 1350.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

Dated: December 14, 2012

EMTEC, INC.

	By:	/s/ Dinesh R. Desai
Dinesh R. Desai
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Dinesh R. Desai	Chairman, Chief Executive Officer and	December 14, 2012
Dinesh R. Desai	President (Principal Executive Officer)

/s/Gregory P. Chandler	Chief Financial Officer (Principal	December 14, 2012
Gregory P. Chandler	Financial Officer)

/s/George Houc	Chief Accounting Officer	December 14, 2012
George Houck	(Principal Accounting Officer)

/s/Sunil Misra	Chief Strategy and Delivery Officer, Director	December 14, 2012
Sunil Misra

/s/Gregory L. Cowan	Director	December 14, 2012
Gregory L. Cowan

/s/Robert Mannarino	Director	December 14, 2012
Robert Mannarino

/s/Chris Formant	Director	December 14, 2012
Chris Formant