Form 10-Q
period 2012-11-30
EMTEC INC/NJ
filed 2013-01-14
CIK 5117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

As of January 12, 2013, there were outstanding 18,164,437 shares of the registrant’s common stock.

The accompanying notes are integral parts of these consolidated financial statements.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share and Share Data)

	November 30, 2012 (Unaudited)	August 31, 2012

Assets

Current Assets

Cash	$1,063	$1,769
Receivables:
Trade, net of allowance for doubtful accounts	30,562	24,381
Other	522	1,356
Inventories, net	2,488	2,346
Prepaid expenses and other	3,397	3,004
Deferred tax asset - current	1,298	1,032

Total current assets	39,330	33,888

Property and equipment, net	3,349	3,538
Intangible assets, net	9,825	10,457
Goodwill	13,307	13,307
Deferred tax asset-long term	836	743
Other assets	1,750	1,771

Total assets	$68,397	$63,704

Liabilities, Put Options and Stockholders' Equity

Current Liabilities

Line of credit	$14,048	$12,004
Current portion of capital lease obligations	196	85
Accounts payable	18,383	16,314
Income taxes payable	766	144
Accrued liabilities	9,230	9,061
Current portion earn-out liabilities	3,150	2,251
Put option liability in connection with acqusition	700	700
Deferred revenue	1,612	1,610

Total current liabilities	48,085	42,169

Deferred tax liability	141	589
Earn-out liabilities, net of current portion	2,573	2,570
Warrant liabilities	2,426	2,414
Put option and restricted stock liability in connection with acquisition of Dinero	246	229
Capital lease obligations, net of current portion	29	189
Subordinated debt, net of original issue discount	12,583	12,555
Accrued liabilities	163	163

Total liabilities	66,246	60,878

Commitments and contingencies (Note 13)

Put options in connection with acquisitions	1,428	1,428

Stockholders' Equity
Common stock $0.01 par value; 30,000,000 shares authorized; 17,616,437 shares issued and outstanding at November 30, 2012 and August 31, 2012.	177	177
Additional paid-in capital	16,993	16,915
Accumulated deficit	(16,261)	(15,516)
Accumulated other comprehensive loss, foreign currency translation adjustments, net of tax	(186)	(179)

Total stockholders' equity	723	1,397

Total liabilities, put options and stockholders' equity	$68,397	$63,704

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except per Share and Share Data)

	For the Three Months Ended November 30,
	2012	2011
Revenues

Consulting and outsourcing	$24,579	$25,614
Procurement services	33,626	46,416

Total Revenues	58,205	72,030

Cost of Revenues

Cost of consulting and outsourcing	18,082	19,479
Cost of procurement services	29,628	40,655

Total Cost of Revenues	47,710	60,134

Gross Profit

Consulting and outsourcing	6,497	6,135
Procurement services	3,998	5,761

Total Gross Profit	10,495	11,896

Operating expenses:

Selling, general, and administrative expenses	7,871	9,405
Restructuring charge	582	-
Stock-based compensation	95	160
Warrant liability adjustment	12	(608)
Earnout liability adjustment	902	168
Depreciation and amortization	1,027	1,360
Total operating expenses	10,489	10,485

Operating income	6	1,411

Other expense (income):
Interest income – other	(5)	(62)
Interest expense	752	835
Other	11	(2)

Income (loss) before income tax expense (benefit)	(752)	640
Income tax expense (benefit)	(6)	185
Net income (loss)	$(746)	$455

Net income (loss) per common share
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.02

Weighted Average Shares Outstanding
Basic	16,856,650	16,331,823
Diluted	16,856,650	19,107,221

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	For the Three Months Ended November 30,
	2012	2011

Net income (loss)	$(746)	$455
Foreign currency translation adjustment, net of taxes	(7)	(268)
Total comprehensive income (loss)	$(753)	$187

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	For the Three Months Ended November 30,
	2012	2011
Cash Flows From Operating Activities
Net income (loss)	$(746)	$455

Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities
Depreciation and amortization	1,027	1,360
Amortization of original issue discount associated with subordinated debt	28	25
Deferred income tax benefit	(808)	(514)
Stock-based compensation	95	160
Earnout liability adjustment	902	168
Warrant liability adjustment	12	(608)

Changes In Operating Assets and Liabilities
Receivables	(5,347)	(16,986)
Inventories	(142)	(520)
Prepaid expenses and other assets	(372)	(59)
Accounts payable	2,069	14,992
Income taxes payable	622	(108)
Accrued liabilities	168	(2,383)
Deferred revenue	2	(451)
Net Cash Used In Operating Activities	(2,490)	(4,469)

Cash Flows From Investing Activities
Purchases of property and equipment	(203)	(336)
Net Cash Used In Investing Activities	(203)	(336)

Cash Flows From Financing Activities
Net increase in line of credit	2,043	3,683
Repayments under capital lease	(49)	(55)
Net Cash Provided by Financing Activities	1,994	3,628

Effect of exchange rates on cash	(7)	(132)

Net Decrease in Cash	(706)	(1,309)
Beginning Cash	1,769	4,039

Ending Cash	$1,063	$2,730
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$16	$41
Interest	$593	$775

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying unaudited consolidated financial statements.  Quarterly results are not necessarily indicative of results for the full year. For further information, refer to the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

2.  General

Description of Business

Emtec, Inc., a Delaware corporation (“Emtec”), is an information technology (“IT”) services provider delivering consulting, application services and infrastructure services to public sector and commercial clients.  The Company’s client base is comprised of departments of the U.S. and Canada’s federal, state/provincial and local governments, schools and commercial businesses throughout the U.S. and Canada.

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

In addition, the Company also has a "Corporate" segment which reports costs consisting of our executive departments, employee benefit administration, accounting support, IT services, recruiting, and any other shared services, operating, and administrative expenses that are not directly attributable to the reporting segments.  For purposes of performance measurement, the Company charges certain expenses directly attributable to the reporting segment and allocates costs reflected in the Corporate segment.  Identifiable assets of the reporting unit exclude Corporate segment assets liabilities.  Corporate segment assets consist principally of cash, prepaid expenses, non-trade accounts receivables, property and equipment, other assets, deferred taxes, other liabilities and general corporate borrowings.

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to current presentations.

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

The Company identifies the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC” or “ASC”) as the authoritative source of GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws are also sources of authoritative GAAP for SEC registrants.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, receivable valuations, impairment of goodwill and other long-lived assets, income taxes and valuations of warrants, put instruments and earnouts.  Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances.  The Company reviews these matters and reflects changes in estimates as appropriate.  Actual results could differ materially from those estimates.

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

The carrying value of the PNC Credit Facility (Note 7) approximated its fair value due to its variable interest rate.  In addition, the carrying value of the subordinated debt approximates its fair value as there have been no changes to the credit markets or the Company’s financial position since the issuance dates that would impact the fair value of the subordinated debt in any material respect.  The PNC Credit Facility and subordinated debt are Level 3 measurements in the fair value hierarchy.

As of November 30, 2012 and August 31, 2012, the book and fair values of the Company’s line of credit and subordinated debt (excluding original issue discount) were as follows (in thousands):

	November 31, 2012		November 31, 2012
	Book Value	Fair Value	Book Value	Fair Value
Line of Credit	$14,048	$14,048	$12,004	$12,004
Subordinated Debt	$13,000	$13,000	$13,000	$13,000

Fair Value on a Recurring Basis:  The following table summarizes the financial liabilities measured at fair value on a recurring basis as of November 30, 2012 and August 31, 2012 (in thousands):

	Level	November 30, 2012	August 31, 2012
Warrant liabilities	2	$2,426	$2,414
Put option in connection with acquisition of SDI	2	$700	$700
Line of credit	3	$14,048	$12,004
Subordinated debt excluding orignial discount	3	$13,000	$13,000
Earn-out liabilities	3	$5,723	$4,821

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

The Company believes that is more likely than not that the former shareholders of SDI will exercise the one-time election to put all their restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date, June 4, 2013.  Accordingly, the Company has calculated the fair value of the amount due the former shareholders of SDI associated with the put option and reflected this amount as a current liability as of November 30, 2012 and August 31, 2012.

The following table summarizes the changes in earn out liabilities for the three months ended November 30, 2012 (in thousands):

Earnout Liabilities
Balance at August 31, 2012	$4,821
Valuation adjustments	902
Additions	-
Payments	-
Balance at November 30, 2012	$5,723

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

Financing Costs

Financing costs incurred are amortized over the life of the associated financing arrangements. Amortization expense totaled approximately $112,000 and $73,000 for the three months ended November 30, 2012 and 2011, respectively.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. The changes in the carrying amount of goodwill by reportable segment for the three months ended November 30, 2012 are as follows (in thousands):

	August 31, 2012			November 30, 2012
	Gross Balance	Additions	Impairment, Translation, and Other Adjustments	Gross Balance
Federal	$1,495	$-	$-	$1,495
CSLED	11,812	-	-	$11,812
Total goodwill	$13,307	$-	$-	$13,307

In accordance with ASC 350 Intangibles - Goodwill and Other, goodwill is not amortized but tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is tested for impairment at one level below an operating segment (also known as a component) in accordance with the guidance of ASC 350. These reporting units are comprised of Federal Infrastructure, Federal Applications, State, Local and Education (“SLED”) and Commercial.  The Company has set an annual impairment testing date of June 1.

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

In accordance with ASC 350, the Company performed its annual impairment testing as of June 1, 2012.  To assist in this process, the Company engaged an external valuation firm. Based on its annual impairment testing, the Company does not currently believe that there was an indication of goodwill impairment at June 1, 2012, with the exception of the goodwill associated with the Federal Infrastructure and Commercial reporting units where impairment charges of $521,000 and $4.8 million, respectively, were taken in the fourth quarter of fiscal 2012.  See Note 17 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for fiscal year ended August 31, 2012 for further discussion of the goodwill impairment associated with the Federal Infrastructure and Commercial reporting units.  If current market conditions change and the Company’s estimated value under the income approach is affected, then it is possible that the Company could have to take a goodwill impairment charge against earnings in a future period.

Identifiable Intangible Assets

The changes in the carrying amount of identifiable intangible assets by reporting segment for the three months ended November 30, 2012 are as follows (in thousands):

	August 31, 2012					November 30, 2012
	Balance	Accumulated Amortization	Additions	Amortization	Impairment, Translation, and Other Adjustments	Balance	Accumulated Amortization
Customer relationships:
Federal	$1,682	$663		$54		$1,682	$717
CSLED	15,769	9,128		367	(1)	15,768	9,495
Total customer relationships	17,451	9,791	-	421	(1)	17,450	10,212
Noncompete agreements:
Federal	45	34		4		45	38
CSLED	2,376	796		118		2,376	914
Total noncompete agreements	2,421	830	-	122	-	2,421	952
Software technology - CSLED	12	6		1		12	7
Trademarks - CSLED	1,546	458		9		1,546	467
Tradenames:
Federal	182	82		9		182	91
CSLED	21	9		69		21	78
Total tradenames	203	91	-	78	-	203	169

Total other intangible assets	21,633	11,176	$-	$631	$(1)	$21,632	$11,807

Long-lived assets, including customer relationships and property and equipment, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable in accordance with ASC 350, Intangibles- Goodwill and Other, and FASB ASC 360, Property, Plant and Equipment.   Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated undiscounted future net cash flows expected to result from the use of the assets and their eventual disposition.  If estimated undiscounted future net cash flows are less than the carrying amount, the asset is considered impaired and a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Trade names represent the value ascribed to trade names owned by acquired entities.  The amount ascribed to trade names is being amortized on a straight-line basis over 5 years.

Amortization expense related to intangible assets was $631,000 and $987,000 for the three months ended November 30, 2012 and 2011, respectively.  We currently expect future amortization to be as follows (in thousands):

Years ending August 31,
2013	$2,388
2014	$2,134
2015	$2,013
2016	$1,710
2017	$710
Thereafter	$953

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

The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards, stock appreciation rights and warrants had been exercised as of the end of the period and cash received from the exercise were used to repurchase shares in the open market (the “Treasury Share Method”).  Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 2,192,424 and 2,775,398 at November 30, 2012 and 2011. Diluted shares for the three months ended November 30, 2012 were not included in the calculation of diluted net loss per share because the effect of the inclusion would be anti-dilutive. In addition, outstanding warrants to purchase 1,401,733 common shares as of November 30, 2012 and 2011, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares over those periods.

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

Reconciliation of liabilities for unrecognized tax benefits for the three months ended November 30, 2012 and 2011 (in thousands) are as follows:

	2012	2011

Balance at September 1, 2012 and 2011	$197	$197

Unrecognized tax positions of prior periods:
Increase	-	-
Decrease	-	-

Unrecognized tax positions for the three months:
Increase	-	-
Decrease	-	-

Decrease in Unrecognized tax benefits due to settlements	-	-

Decrease in Unrecognized tax benefits due to lapse of statute of limitations	-	-

Balance at November 30, 2012 and 2011	$197	$197

	For the Three Months Ended November 30,
	2012	2011

Total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$86	$86

Accrued interest and penalties for unrecognized tax benefits	$138	$117

Interest and penalties classified as income tax expense	$5	$5

3. Liquidity

The Company incurred a significant net loss in fiscal 2012 from non-cash charges and a net loss for the three months ended November 30, 2012 due to restructuring charges and non-cash charges.  The Company generated sufficient cash from operations in fiscal 2012, however, to meet all of its obligations when due and paid down over $2 million of its debt balance during the year.  Net availability under the revolving potions of the PNC Credit Facility as of November 30, 2012 and August 31, 2012 was $3.8 million and 4.2 million, respectively.  However, the Company had a working capital deficit at November 30, 2012 and August 31, 2012, and is dependent on its line of credit to finance its working capital needs.

The Company believes that its existing resources together with available borrowings under its PNC Credit Facility and expected cash flow from operations will provide sufficient liquidity for at least the next 12 months.

4.  Restructuring Costs

In November 2012, the Company approved a restructuring plan (the “Restructuring Plan”) of  its procurement operations organization and certain related functions.  As part of the Restructuring Plan, the Company’s Springfield, New Jersey facility will be shutdown and certain functions handled by this facility will be further distributed to other facilities within the Company.  The costs associated with the Restructuring Plan include severance for terminated employees, primarily located at the Springfield facility and real estate exit and related costs related to closing the Springfield facilty.  However, the Restructuring Plan provision does not include the real estate exit and related costs as of November 30, 2012.  After vacating the Springfield facility, the Company will increase the Restructuring Plan provision these costs. Once the restructuring plan is completed, the Company expects annual savings of approximately $2.0 million.

The following table summarizes the Restructuring Plan provision, activity and ending balances included in “Other accrued expenses” in the consolidated balance sheet for the three months ended November 30, 2012 by cost type (in thousands):

	August 31, 2012			November 30, 2012
	Balance	Additions	Cash Payments	Balance
Employee severance and related costs	$-	$582	$(42)	$540
Real estate exit and related costs*	-	-	-	-
Total	$-	$582	$(42)	$540

*  The Company will increase the Restructuring Plan provision in the second quarter of fiscal 2013 once its Springfield, New Jersey facility is vacated.

5.  Stock-Based Compensation

The second amendment to the Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the Company’s stockholders on January 20, 2011.  The 2006 Plan authorizes the granting of stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards to directors and eligible associates.  The second amendment increased the aggregate number of shares of Common Stock available for issuance under the 2006 Plan from 2,543,207 shares to 9,543,207 shares.  Options under the 2006 Plan may not be granted with an exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of an incentive stock option granted to a stockholder owning more than 10% of the common stock of the Company or any of its subsidiaries).  Options under the 2006 Plan have terms from 7 to 10 years.  Certain options vest immediately and others vest over a term of up to 3 to 5 years.

Stock Options

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

A summary of stock options for the three months ended November 30, 2012 and 2011 is as follows:

For the Three Months Ended November 30, 2012	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value *
Options Outstanding - September 1, 2012	466,833	$1.17
Options Granted	70,000	$1.49
Options Exercised	-	-
Options Forfeited or Expired	(15,000)	$1.31

Options Outstanding - November 30, 2012	521,833	$1.21	5.03 years	$67,117

Options Exercisable - November 30, 2012	406,469	$1.07	4.53 years	67,117

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the three months ended November 30, 2012.

For the Three Months Ended November 30, 2011	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value *
Options Outstanding -September 1, 2011	416,333	$1.12
Options Granted	20,000	$0.44
Options Exercised	-	-
Options Forfeited or Expired	(8,500)	$0.79

Options Outstanding - November 30, 2011	427,833	$1.10	5.05 years	$17,725

Options Exercisable - November 30, 2011	385,333	$1.09	4.68 years	17,725

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the three months ended November 30, 2011.

There were 70,000 and 20,000 stock options issued during the three months ended November 30, 2012 and 2011, respectively. The following assumptions were used to value stock options issued during each of the three months ended November 30, 2012 and 2011.

	2012			2011
Weighted-Average Fair Value		$0.92		$0.37
Assumptions
Expected Volatility		120.7%		114.50%
Expected Term (in years)		5		5
Expected Forfeiture Rate		10.9%		0%
Dividend Yield		0%		0%
Risk-Free Interest Rate	0.67%	-	0.79%	1.07%

Non-vested Stock (Restricted Stock)

The following tables summarize the Company’s restricted stock activity during the three months ended November 30, 2012 and 2011:

For the Three Months Ended November 30, 2012	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2012	729,999	$0.63
Granted	-	-
Vested	(36,875)	$0.93	$42,381	(a)
Forfeited	-	-
Nonvested - November 30, 2012	693,124	$0.69	$793,570	(b)

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

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s average closing stock price for the three months ended November 30, 2012 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

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

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s average closing stock price for the three months ended November 30, 2011 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the Over-the-Counter Bulletin Board market on the date of grant over the vesting period on a straight-line basis.

Stock Options and Non-vested Stock

Stock-based compensation costs related to the 2006 Plan totaled $95,000 and $131,000 during the three months ended November 30, 2012 and 2011, respectively.  As of November 30, 2012, the Company had $205,000 of unrecognized compensation cost related to the 2006 Plan.  The unrecognized compensation cost is expected to be recognized over a remaining period of 4 years.

Stock Appreciation Rights

On May 12, 2012, Mr. Gregory P. Chandler, the Company’s Chief Financial Officer, was granted a stock appreciation right award under the 2006 Plan covering 657,542 shares of Common Stock, with a per share base price of $1.75 (the “Chandler Award”).  On August 10, 2012, the Company granted Mr. Sunil Misra, the Company’s Chief Strategy & Delivery Officer, a stock appreciation right award under the 2006 Plan covering 657,542 shares of Common Stock, with a per share base price of $1.75 (the “Misra Award”).  Collectively the Chandler Award and the Misra Award are called “the Awards,” and Mr. Chandler and Mr. Misra are each individually referred to as an “Awardee”.

The purpose of the Company’s stock appreciation rights program, pursuant to which the Awards were granted, is to motivate the Company’s management team to substantially increase the value of the Company in a manner that will allow all stockholders to realize an increase in stock price.  The Awards will have no value unless our Common Stock value exceeds $1.75 per share in a liquidity event, which is substantially higher than the trading price of our Common Stock as of each of the grant dates.

The Awards will become vested upon the occurrence of a liquidity event if one of the two following conditions is satisfied: (i) the Awardee is employed by the Company on the date of such liquidity event; or (ii) if such liquidity event is a change in control and the Awardee’s employment is terminated without cause or for good reason; in either case, after the date on which a letter of intent relating to the change in control that is binding with respect to exclusivity has been executed and the change in control that is the subject of such letter of intent is consummated within 180 days after the date of such termination of employment.  Notwithstanding the foregoing, in the event that the per share equity value upon the occurrence of a liquidity event is not greater than $1.75, then no portion of the  Awards shall become vested in connection with such liquidity event and the entire Award (whether or not vested) will be immediately forfeited.  In the event that a liquidity event does not occur on or before August 31, 2017, then the entire Award, whether or not vested, will be immediately forfeited.

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

In the event of any Awardee’s termination of employment for cause, the entire Award, whether or not vested, will be immediately forfeited.  In the event of any Awardee’s  termination of employment for any reason other than for cause, the unvested portion of the Awardee’s Award will generally be immediately forfeited and the vested portion of the Awardee’s  Award will remain outstanding and, to the extent not then exercisable, will be eligible to become exercisable upon the occurrence of a liquidity event.

FASB ASC 718, Compensation - Stock Compensation, prescribes accounting and reporting standards for all stock-based payments awarded to employees, including stock appreciation rights.  Under ASC 718, accruals of compensation cost for an award with a performance condition should be based on the probable outcome of that performance condition - compensation cost should be accrued if it is probable that the performance condition will be achieved and should not be accrued if it is not probable that the performance condition will be achieved.

As of November 30, 2012, the Company has not recorded compensation expense associated with either Award. However, if the Company determines that a liquidity event is probable, compensation expense associated with Awards will be recorded at that time.

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

The Warrant entitles the Investor to purchase 1,401,733 shares of Common Stock at $2.11 per share and expires on August 2, 2015. The Warrant also contains provisions for cashless exercise and weighted average anti-dilution protection for subsequent issuances or deemed issuances of Common Stock by the Company for consideration per share less than the per share exercise price of the Warrant in effect immediately prior to such issuance or deemed issuance. In connection with this issuance of warrants and compliance with ASC 815, Derivatives and Hedging, the Company recorded a liability on August 2, 2010 of $916,000. At November 30, 2012 and August 31, 2012, the net liability recorded on the balance sheet was $1.1 million.  The Company recorded income on its consolidated results of operations of $-0- and $337,000 for the three months ended November 30, 2012 and 2011, respectively, as a result of adjusting the warrant liability to fair value.  As a result of volatility in the Company’s stock price, there may continue to be adjustments associated with determining the fair value of the warrant liability in future periods.

NewSpring

In connection with the entry into a Subordinated Loan Agreement (as defined in Note 8) with NewSpring, which is described in more detail in Note 8 – Subordinated Debt, on August 15, 2011 the Company issued to NewSpring a Common Stock Purchase Warrant (the “NewSpring Warrant”) to purchase the number of shares of Common Stock equal to 5.0% of the Common Stock outstanding at the time of, and after giving effect to, the exercise of the NewSpring Warrant.  As of November 30, 2012 and August 31, 2012, the NewSpring Warrant would be exercisable into 903,606 shares of Common Stock.  On December 30, 2011, in connection with the entry into the PNC Credit Facility with PNC and Peachtree becoming a lender under the Subordinated Loan Agreement, the Company amended and restated the NewSpring Warrant (as so amended and restated, the “Amended and Restated NewSpring Warrant”) and granted a warrant (the “Peachtree Warrant,” and together with the Amended and Restated NewSpring Warrant, the “Warrants”) to Peachtree to purchase 1.5% of our Common Stock

In connection with the issuance of the NewSpring Warrant and in compliance with ASC 470-20 Debt with Conversion and Other Options, the subordinated note issued to NewSpring under the Subordinated Loan Agreement has been discounted by the fair value of the NewSpring Warrant, calculated to be $484,000 at time of issuance.  This amount is being amortized as additional interest expense and accretes the note to face value on the Company’s balance sheet at maturity.  The Company determined the fair value of the NewSpring Warrant by using the Black-Scholes pricing model.  At November 30, 2012 and August 31, 2012, the liability recorded on the Company’s balance sheet was $1.0 million.  The Company recorded (income) expense on its consolidated statements of operations of $9,000 and ($268,000) for the three months ended November 30, 2012 and 2011, respectively, as a result of adjusting the warrant liability to fair value.  As a result of volatility in the Company’s stock price, there may continue to be adjustments associated with determining the fair value of the liability related to the NewSpring Warrant in future periods.

Peachtree

In connection with the entry into the Subordinated Loan Agreement, on December 30, 2011, the Company issued Peachtree the Peachtree Warrant, which allows Peachtree to purchase the number of shares of Common Stock equal to 1.5% of the Common Stock outstanding at the time of, and after giving effect to, the exercise of the Peachtree Warrant (based on the “treasury stock method”) in accordance with GAAP and determined using the same principles, assumptions and estimates that are used by the Company in the preparation of its financial statements and assuming the exercise or conversion of all securities that are directly or indirectly exercisable for or convertible into Common Stock).  As of November 30, 2012 and August 31, 2012, the Peachtree Warrant would be exercisable into 271,926 shares of Common Stock. The exercise price for the Common Stock is $0.01 per share, which may be paid through a cashless exercise.  The Peachtree Warrant expires on December 30, 2021.

In connection with the issuance of the Peachtree Warrant and in compliance with ASC Topic 470-20 Debt with Conversion and Other Options, the subordinated note issued to Peachtree under the Subordinated Loan Agreement has been discounted by the fair value of the Peachtree Warrant, calculated to be $73,000 at time of issuance.  This amount is being amortized as additional interest expense and accretes the note to face value on the Company’s balance sheet at maturity.  The Company determined the fair value of the Peachtree Warrant by using the Black-Scholes pricing model.  At November 30, 2012 and August 31, 2012, the liability recorded on the Company’s balance sheet was $314,000 and $311,000, respectively.  The Company recorded expense on its consolidated statements of operations of $3,000 and $-0- for the three months ended November 30, 2012 and 2011, respectively, as a result of adjusting the warrant liability to fair value.  As a result of volatility in the Company’s stock price, there may continue to be adjustments associated with determining the fair value of the liability related to the Peachtree Warrant in future periods.

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

Borrowings under the PNC Loan Agreement will bear regular interest at a rate equal to the Alternate Base Rate (as defined in the PNC Loan Agreement) plus 1.0% or the Eurodollar Rate (as defined in the PNC Loan Agreement) plus 3.0% on the outstanding principal amount. As of November 30, 2012, the interest rate was 4.25%.

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

On March 20, 2012, the Borrower and EIS - Canada entered into a First Amendment and Joinder to Loan Documents with PNC, pursuant to which PNC agreed to make certain amendments to the PNC Loan Agreement and the Other Documents (as such term is defined in the PNC Loan Agreement and together with the PNC Loan Agreement, the “PNC Loan Documents”), including (1) joining EIS -Canada to the PNC Loan Documents, (2) amending the definition of EBITDA to revise certain add-backs and deductions thereto and (3) revising the covenants and representations and warranties included in the PNC Loan Agreement to include certain customary covenants and representations and warranties relating to EIS - Canada.

To secure the payment of the obligations of EIS-Canada under the PNC Loan Agreement, EIS-Canada granted to PNC a security interest in, and a lien upon, all of its interests in its assets, including accounts, securities entitlements, securities accounts, futures accounts, futures contracts and investment property, deposit accounts, instruments, documents, chattel paper, inventory, goods, equipment, fixtures, agricultural liens, as-extracted collateral, letter of credit rights and intangibles of every kind.  All such security interests are subject to the terms of the Subordination Agreement.

On June 28, 2012, the Borrower entered into a Second Amendment to Loan Documents (the “Second Amendment”) with PNC, pursuant to which PNC has agreed to make an amendment to the PNC Loan Agreement. The modification in the Second Amendment provided for amendment of the calculation of the amount of borrowings under the secured revolving senior credit facility, specifically related to outstanding letters of credit for inventory purchases.

Prior to the refinancing with PNC on December 30, 2011, the Company had a revolving credit and floorplan with DLL. As of November 30, 2011, the DLL Credit Facility provided for aggregate borrowings of the lesser of $32.0 million or 85% of the Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by DLL and 40% of all other unsold inventory.  Under the DLL Credit Facility, the interest rate for revolving credit loans was the base rate plus 3.25% and the interest rate for floorplan loans was 6.25% in excess of the base rate.  The DLL Credit Facility was to expire on December 7, 2012.

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

At November 30, 2012 and August 31, 2012, the Company had an outstanding balance under the revolving portion of the PNC Credit Facility of $14.0 million and $12.0 million, respectively.  Net availability under the revolving portion of the PNC Credit Facility as of November 30, 2012 and August 30, 2012 was $3.8 million and $4.2 million, respectively.

As of November 30, 2012, the Company determined it was in compliance with its financial covenants under the PNC Credit Facility.

8. Subordinated Debt

On December 30, 2011, the Borrower entered into an Amended and Restated Subordinated Loan Agreement (the “Subordinated Loan Agreement”) with the Investors pursuant to which: (i) Peachtree provided an additional subordinated term loan in an original principal amount of $3.0 million (together with the existing subordinated term loan from NewSpring in the original principal amount of $10.0 million), (ii) NewSpring was appointed as collateral agent, (iii) the Investors waived any event of default arising from (a) the Borrower failing to meet the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant (as set forth in the Subordinated Loan Agreement) for the trailing twelve months ending November 30, 2011 and (b) the Borrower failing to comply with the covenant in the Subordinated Loan Agreement prohibiting a Borrower name change without notice to, or the consent of, NewSpring, and (iv) the Investors agreed to make certain other amendments to the Subordinated Loan Agreement, including amending the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant to provide that the Company and its consolidated subsidiaries shall maintain as of the last business day of the fiscal quarters ending on February 28, 2012 and May 31, 2012, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA (as such terms are defined in the Subordinated Loan Agreement) on a trailing twelve months basis for such period of not less 4.0 to 1.0 for the fiscal quarter ending on February 28, 2012 and of not less than 3.75 to 1.0 for the fiscal quarter ending on May 31, 2012. There are no scheduled principal payments on the Subordinated Credit Facility until the maturity date of August 15, 2016.

Borrowings under the Subordinated Loan Agreement will bear regular interest at a rate equal to 12.0% per annum on the outstanding principal amount.  Accrued and unpaid regular interest is payable on the last business day of each fiscal quarter beginning with November 30, 2011 through August 15, 2016 at which time all upaid principal and interest is due. Borrowings under the Subordinated Loan Agreement will bear additional interest of 2.0% per annum and this accrued and unpaid additional interest of 2.0% is, at the Company’s option, payable in cash, or added to the principal amount outstanding, on the last business day of each fiscal quarter.

On August 29, 2012, the Borrower entered into Amendment No. 2 (the “Amendment”) to the Subordinated Loan Agreement with the Investors, among other things, (1) amend the definition of “Fixed Charge Coverage Ratio” to allow the Borrower to fully offset the amount of cash taxes paid by any tax refunds received, (2) amend and restate the requirements under the financial ratios and covenants in their entirety as follows: (a) require the Borrower to maintain: (i) as of the last Business Day (as defined in the Subordinated Loan Agreement) of the fiscal quarter ending August 31, 2012, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA on a trailing 12 months basis for such period of not greater than 4.5 to 1.0, (ii) thereafter as of the last Business Day of each fiscal quarter ending on February 28th, May 31st and August 31st of each fiscal year, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA on a trailing 12 months basis for such period of not greater than 3.75 to 1.0, (c) eliminate the requirement for the Borrower to test of the last Business Day of each fiscal quarter ending on November 30th of each fiscal year, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA on a trailing 12 months basis for such period and (d) require the Borrower to maintain, as of the last Business Day of each fiscal quarter on a trailing 12 months basis, a Fixed Charge Coverage Ratio of not less than 1.25 to 1.0.

As of November 30, 2012, the Company has determined it was in compliance with its financial covenants under the Subordinated Loan Agreement with NewSpring and Peachtree.

9.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, consist of the following (in thousands):

	For the Three Months Ended
	November 30, 2012		November 30, 2011
Departments of the U.S. Government	$23,315	40.1%	$42,304	58.7%
Canadian Government Agencies	345	0.6%	454	0.6%
State and Local Governments	594	1.0%	1,317	1.8%
Commercial Companies	19,172	32.9%	21,074	29.3%
Education and Other	14,779	25.4%	6,881	9.6%
Total Revenues	$58,205	100.0%	$72,030	100.0%

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

The trade account receivables consist of the following (in thousands):

	November 30, 2012	August 31, 2012
Trade receivables	$31,139	$24,801
Allowance for doubtful accounts	(577)	(420)
Trade receivables, net	$30,562	$24,381

Trade receivables include $3.3 million and $4.0 million of unbilled revenue as of November 30, 2012 and August 31, 2012, respectively.

Major Clients

Sales to major clients, representing at least 10% of total revenue for a period consist of the following (in thousands):

	For the Three Months Ended
	November 30, 2012		November 30, 2011
School District #1	$13,014	22.4%	$4,983	6.9%
Department of the U.S. Government	8,561	14.7%	21,050	29.2%
All Other Clients	36,630	62.9%	45,997	63.9%
Total Revenues	$58,205	100.0%	$72,030	100.0%

Trade receivables due from an education client in the southeastern U.S. and one of the departments of the U.S. Government accounted for approximately 13.2% and 9.3%, respectively, of the Company’s trade receivables as of November 30, 2012.  The same clients accounted for approximately 15.7% and 5.6%, respectively of the Company’s trade receivable as of August 31, 2012.

10.  Inventories

Inventories are stated at the lower of average cost or market.  Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies.

11.  Accrued Liabilities

At November 30, 2012 and August 31, 2012, accrued liabilities consisted of the following (in thousands):

	November 30, 2012	August 31, 2012
Accrued payroll	$5,138	$5,372
Accrued commissions	165	145
Accrued state sales taxes	95	95
Accrued third-party service fees	51	9
Accrued restructuring expense	540	-
Deferred rent	183	192
Other accrued expenses	3,058	3,248
Total accrued liabilities	$9,230	$9,061

12.  Related Party Transactions

The Company leases warehouse and office space from related parties.  The aggregate expense for these lease arrangements during the three months ended November 30, 2012 and 2011 was $144,000 and $134,000, respectively.

13.  Legal Proceedings

The Company is occasionally involved in various lawsuits, claims, and administrative proceedings arising in the normal course of business.  The Company believes that any liability or loss associated with such matters, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

14.  Subsequent Events

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

On January 14, 2013, the Borrower entered into a Fourth Amendment to Loan Documents (the “Fourth Amendment”) with PNC, pursuant to which PNC has agreed to make certain amendments to the PNC Loan Agreement. The modifications provided for in the Fourth Amendment, among other things, (1) amend the definition of “EBITDA” to include restructuring charges associated with closing the Borrower’s Springfield, New Jersey facility and (2) amend the definition of “Senior Debt Payments” to include payments associated with those restructuring charges.

15.  Segment Information

As Emtec has grown and expanded its service offerings through acquisitions, the Company has started to experience a substantial amount of cross-selling of services and sharing of personnel across its previous reporting units and segments.  In addition, the back office functions have been consolidated under a single shared services group in the fourth quarter of fiscal 2011, to fully integrate the Company’s 2011 acquisitions from an operational and financial reporting standpoint.

Further, in order to fully integrate its acquisitions from an operational and financial reporting standpoint, the Company installed a new ERP system (SAP) in June 2011.    As the Company has transitioned to cross selling company-wide, the way that the Company tracks and evaluates financial information has evolved.  Historically, Emtec tracked and evaluated operating results by each acquisition which was also treated as a reporting unit.  With the introduction of the new ERP system and the integration of the acquisitions’ operations, the Company has decided to redefine the way operating results are reviewed for purposes of performance assessment and resource allocation. Accordingly, effective June 1, 2012, the Company's reportable segments are as follows:

•	Federal - provides IT consulting and procurement services the various agencies of the U.S federal government.
•	Commercial, State & Local and Education (“CSLED”) – provides IT consulting services to clients in the commercial, state & local and education sectors.

In addition, the Company also has a "Corporate" segment which reports costs consisting of our executive departments, employee benefit administration, accounting support, IT services, recruiting, and any other shared services, operating, and administrative expenses that are not directly attributable to the reporting segments.  For purposes of performance measurement, the Company charges certain expenses directly attributable to the reporting segment and allocates costs reflected in the Corporate segment.  Identifiable assets of the reporting unit exclude Corporate segment assets liabilities.  Corporate segment assets consist principally of cash, prepaid expenses, non-trade accounts receivables, property and equipment, other assets, deferred taxes, other liabilities and general corporate borrowings.

The Company provides segment financial information in accordance with ASC 280, Segment Reporting.  The accounting policies of our segments are the same as those described in Note 2 and there are no material intersegment transactions.

Reporting segment data is presented in the following table (in thousands):

	November 30, (Unaudited) 2012	August 31, 2012
Assets
Federal	$19,975	$14,659
Commercial/SLED	48,422	49,045
Total assets	$68,397	$63,704

	November 30,
	(Unaudited)
	2012	2011
Revenue
Federal	$23,315	$42,304
Commercial/SLED	34,890	29,726
Total Revenue	$58,205	$72,030

Operating income (loss)
Federal	$1,465	$3,505
Commercial/SLED	2,798	932
Corporate	(4,257)	(3,026)
Total operating profit	$6	$1,411

Other expense, net	758	771
Income (loss) before income taxes	$(752)	$640

Deprecation and amortization
Federal	$203	$274
Commercial/SLED	655	939
Corporate	169	147
Total depreciation and amortization	$1,027	$1,360

Income tax expense (benefit)
Federal	$369	$1,259
Commercial/SLED	(284)	(196)
Corporate	(91)	(878)
Total income tax expense (benefit)	$(6)	$185

Interest and other expense
Federal	$109	$71
Commercial/SLED	567	303
Corporate	82	397
Total interest and other expense	$758	$771

Purchases of property and equipment
Federal	$6	$15
Commercial/SLED	18	26
Corporate	179	295
Total purchases of property and equipment	$203	$336

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the unaudited financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”).  In addition to historical information, this Quarterly Report on Form 10-Q contains our beliefs regarding future events and our future financial performance.  In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words.  You should be aware that those statements are only our predictions.  Actual events or results may differ materially.  We undertake no obligation to publicly release any revisions to forward-looking statements after the date of this report.  In evaluating those statements, you should specifically consider various factors, including the risk factors discussed in our Annual Report on Form 10-K for the year ended August 31, 2012 and other reports or documents that we file from time to time with the SEC.  All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

Consolidated Statements of Income for the Three Months Ended November 30, 2012 compared with the Three Months Ended November 30, 2011.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended November 30,
	2012	2011	Change	%
Revenues
Consulting and outsourcing	$24,579	$25,614	$(1,035)	(4.0)%
Procurement services	33,626	46,416	(12,790)	(27.6)%
Total Revenues	58,205	72,030	(13,825)	(19.2)%

Cost of Revenues
Cost of consulting and outsourcing	18,082	19,479	(1,397)	(7.2)%
Cost of procurement services	29,628	40,655	(11,027)	(27.1)%
Total Cost of Revenues	47,710	60,134	(12,424)	(20.7)%

Gross Profit
Consulting and outsourcing	6,497	6,135	362	5.9%
Consulting and outsourcing %	26.4%	24.0%

Procurement services	3,998	5,761	(1,763)	(30.6)%
Procurement services %	11.9%	12.4%

Total Gross Profit	10,495	11,896	(1,401)	(11.8)%
Total Gross Profit %	18.0%	16.5%

Operating expenses:
Selling, general, and administrative expenses	7,871	9,259	(1,388)	(15.0)%
Retention bonuses to former owners of acquired entities	-	146	(146)	(100.0)%
Restructuring charges	582	-	582	0.0%
Non-cash operating expenses
Stock-based compensation	95	160	(65)	(40.6)%
Warrant liability adjustment	12	(608)	620	(102.0)%
Earnout liability adjustment	902	168	734	437%
Depreciation and amortization	1,027	1,360	(333)	(24.5)%
Total operating expenses	$10,489	$10,485	$4	0.0%
Percent of revenues	18.0%	14.6%
Operating income	$6	$1,411	$(1,405)	(99.6)%
Percent of revenues	0.0%	2.0%

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

We currently categorize our revenues and costs of services into “Procurement Services” and “Consulting and Outsourcing.” We have made these categorizations in order to analyze our growth in IT professional services as a percentage of overall revenues.  We have divided our business into two reporting segments.  Our Federal segment sells our portfolio of services to the various agencies of the U.S. federal government.  Our Commercial, State & Local and Education (“CSLED”) segment sells our portfolio of services to clients in the Commercial and SLED business units.

Total revenue for the quarter ended November 30, 2012 decreased by $13.8 million or 19.2% compared to the quarter ended November 30, 2011. This decrease was primarily the result of a decrease in our revenue from our federal clients that was partially offset by an increase in revenue from our education clients.

The aggregate gross profit decreased by $1.4 million for the quarter ended November 30, 2012 versus the same quarter in fiscal 2012.  The decrease is primarily due to the reduction in revenue described above.  The aggregate gross margin for the quarter ended November 30, 2012 increased to 18.0% from 16.5% in the same quarter in the prior year.  This increase is primarily attributable to higher gross margins in our Consulting and Outsourcing revenues and a shift in our revenue mix from lower margin Procurement Services revenues to higher margin Consulting and Outsourcing revenues.  Our Consulting and Outsourcing gross profit margin  increased from 24.0% for the quarter ended November 30, 2011 to 26.4% for the quarter ended November 30, 2012 and our Consulting and Outsourcing gross profit increased by $362,000 versus the same quarter in fiscal 2012 even though Consulting and Outsourcing service revenue declined.  The decline in Consulting and Outsourcing service revenue is a result of our shift away from our lower margin staffing business and into higher margin Consulting and Outsourcing revenue which has resulted in lower utilization of our  staffing consultants as they are transitioned from staffing projects to consulting projects that we manage.

We have itemized our operating expenses in order to present a more accurate picture of our ongoing costs.  Our selling, general and administrative expenses include ongoing costs of our sales force and our administrative overhead.   Selling, general and administrative expenses decreased by approximately $1.4 million, or 15.0%, for the quarter ended November 30, 2012 versus the same quarter in fiscal 2012.    This decrease is primarily the result of our ongoing cost cutting efforts and continued integration of our acquisitions.

As part of the consideration we give to acquire companies, we often include bonuses which may either be in the form of retention or performance incentives.  Often these bonuses are awarded to the second layer of management within the acquired companies and, to a lesser extent, the former owners of the acquired companies.  Since these bonuses are in lieu of purchase consideration, we separate them out in our segment comparative income statements.  During the quarter ended November 30, 2012, we did not  record any retention bonus expense; however in the quarter ended November 30, 2011 we recorded $146,000 of retention bonus expense.

In the first quarter of fiscal 2013, the Company announced that it would be closing its headquarters in Springfield, New Jersey.  In conjunction with the closure, the Company has restructured its back office operations and moved certain functions to other locations.  The Company recorded a $582,000 restructuring charge in its first quarter of fiscal 2013 associated with various employee costs in the restructuring, including severance.  The Company expects to close the Springfield facility by the end of the second quarter or the beginning of the third quarter of fiscal 2013 and at that time will accrue an additional restructuring charge associated with rent and ongoing facility costs for the remainder of the lease.  The Company is currently deciding where to relocate its official headquarters.

Stock based compensation records the expense of any stock consideration awarded to management.  We believe providing management with stock-based compensation properly motivates management to increase the value of the Company’s stock over time and allows us to better retain key management.  It also allows the Company to increase its operating cash flows instead of paying out large cash awards for performance.  Stock based compensation decreased by approximately $65,000 for the quarter ended November 30, 2012 to $95,000 from the same quarter in fiscal 2012.

As explained in Note 6 to our financial statements, the Company has issued various warrants.  These warrants are marked-to-market each quarter.  As the stock price increases and as the warrant moves closer to expiration, the Company records an expense, and as it decreases it records income related to these warrants.  The warrant liability adjustment for the quarter ended November 30, 2012 was an expense of $12,000 versus income of $608,000 for the quarter ended November 30, 2011. This is the result of the increase in the Company’s stock price during the quarter ended November 30, 2012 versus a decrease in the Company’s stock price for the same quarter in fiscal 2012.

The Company recorded $902,000 in earnout liability adjustment for the quarter ended November 30, 2012 as compared to a $168,000 earnout liability adjustment for the quarter ended November 30, 2011. This non-cash charge represents an increase in the probability of the earn-out liability being paid for previous acquisitions by the Company based on the achievement of performance targets and the effect of the time value of money since the earn outs are closer to being paid.

Depreciation and amortization decreased by $333,000 to $1.0 million for the quarter ended November 30, 2012 as compared to the same quarter in fiscal 2012.  This is primarily the result of the lower carrying value of the Company’s customer relationship asset due to an impairment charge totaling $4.1 million recorded during the fourth quarter of fiscal 2012.

Operating income was $6,000 for the quarter ended November 30, 2012 as compared to $1.4 million for the quarter ended November 30, 2011.  This is the result of the decrease changes described above.

We have divided our business into three segments as of June 1, 2012:

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

We discuss the results of each segment below.

Results of Operations - Federal

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the three months ended November 30, 2012 and 2011.

FEDERAL
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended November 30,
	2012	2011	Change	%
Revenues
Consulting and outsourcing	$2,816	$2,958	$(142)	(4.8)%
Procurement services	20,499	39,346	(18,847)	(47.9)%
Total Revenues	23,315	42,304	(18,989)	(44.9)%

Cost of Revenues
Cost of consulting and outsourcing	2,245	2,170	75	3.5%
Cost of procurement services	18,055	34,482	(16,427)	(47.6)%
Total Cost of Revenues	20,300	36,652	(16,352)	(44.6)%

Gross Profit
Consulting and outsourcing	571	788	(217)	(27.5)%
Consulting and outsourcing %	20.3%	26.6%

Procurement services	2,444	4,864	(2,420)	(49.8)%
Procurement services %	11.9%	12.4%

Total Gross Profit	3,015	5,652	(2,637)	(46.7)%
Total Gross Profit %	12.9%	13.4%

Operating expenses:
Selling, general, and administrative expenses	1,273	1,911	(638)	(33.4)%
Non-cash operating expenses
Earnout liability adjustment	74	(38)	112	(294.7)%
Depreciation and amortization	203	274	(71)	(25.9)%
Total operating expenses	$1,550	$2,147	$(597)	(27.8)%
Percent of revenues	6.6%	5.1%
Operating income	$1,465	$3,505	$(2,040)	(58.2)%
Percent of revenues	6.3%	8.3%

Revenues - Federal

Our Federal segment's total revenue decreased by $19.0 million for the quarter ended November 30, 2012 as compared to the same quarter in fiscal 2012.  Our consulting and outsourcing revenue decreased by $143,000, or 4.8%, to $2.8 million for the quarter ended November 30, 2012 as compared to $3.0 million for the quarter ended November 30, 2011.  Our procurement services  revenue decreased by $18.8 million, or 47.9%, to $20.5 million for the quarter ended November 30, 2012 as compared to $39.3 million for the quarter ended November 30, 2011.  Historically, the Company has had a small number of large orders which accounted for 30-50% of the Federal segment’s revenues during the first quarter of its fiscal year.  Over time, however, the Company has been shifting its focus to longer term projects that last throughout the year, and consulting and outsourcing revenues which are delivered throughout the year.  Management believes this shift and reduced demand due to the impending fiscal cliff caused a drop in the procurement revenues in the first quarter in fiscal 2013. Furthermore, procurement services revenue for the quarter ended November 30, 2011 was higher as there was a significant increase in orders after the budget and debt crisis in the federal government was resolved in 2011.  Management has also reduced selling, general and administrative expenses to handle the Federal segment’s less cyclical revenue base in the first quarter in fiscal 2013 compared to the same quarter in fiscal 2012.

Gross Profit - Federal

Aggregate gross profit for our Federal segment decreased $2.6 million, or 46.7%, to $3.0 million for the quarter ended November 30, 2012 compared to the same quarter in fiscal 2011.  Procurement services gross profit decreased by $2.4 million or 49.8% to $2.4 million for the quarter ended November 30, 2012 as compared to $4.8 million for the quarter ended November 30, 2011.  This decrease was caused primarily from the revenue decreases described above.  Aggregate gross margin decreased from 13.4% to 12.9% primarily due to pricing competition given the spending reduction by Federal clients.  The 6.4 percentage point decline in the Federal segment’s consulting and outsourcing gross margin is primarily related to a decline in utilization rates as some of our Federal segment’s clients delayed the work on projects and other projects in our Federal segment’s application services business were relocated to different client facilities and not renewed.

Operating Expenses - Federal

Selling, general and administrative expenses decreased by $638,000 to $1.3 million for the quarter ended November 30, 2012 as compared to $1.9 million for the for the quarter ended November 30, 2011.  This decrease was primarily the result of a planned reduction in sales personnel during fiscal 2012.

Non-cash expenses in the quarter ended November 30, 2012 include the earnout liability adjustment of $74,000 associated with the increased likelihood of an acquisition achieving their earnout.

Operating Income – Federal

Operating income for our Federal segment decreased by $2.0 million, or 58.2%, to $1.5 million for the quarter ended November 30, 2012 as compared to $3.5 million for the quarter ended November 30, 2011.  This decrease is primarily related to the revenue declines described above and partially offset by a decline in selling, general and administrative expenses.

For purposes of this discussion, other expenses, including interest, are covered in our Corporate segment.

Results of Operations – CSLED

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the quarters ended November 30, 2012 and 2011 for our CSLED segment.

Commercial, State & Local, and Education
STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended November 30,
	2012	2011	Change	%
Revenues
Consulting and outsourcing	$21,763	$22,656	$(893)	(3.9)%
Procurement services	13,127	7,070	6,057	85.7%
Total Revenues	34,890	29,726	5,164	17.4%

Cost of Revenues
Cost of consulting and outsourcing	15,837	17,309	(1,472)	(8.5)%
Cost of procurement services	11,573	6,173	5,400	87.5%
Total Cost of Revenues	27,410	23,482	3,928	16.7%

Gross Profit
Consulting and outsourcing	5,926	5,347	579	10.8%
Consulting and outsourcing %	27.2%	23.6%

Procurement services	1,554	897	657	73.2%
Procurement services %	11.8%	12.7%

Total Gross Profit	7,480	6,244	1,236	19.8%
Total Gross Profit %	21.4%	21.0%

Operating expenses:
Selling, general, and administrative expenses	3,182	3,991	(809)	(20.3)%
Retention bonuses to former owners of acquired entities	-	146	(146)	(100.0)%
Non-cash operating expenses
Stock-based compensation	17	30	(13)	(43.3)%
Earnout liability adjustment	828	206	622	302%
Depreciation and amortization	655	939	(284)	(30.2)%
Total operating expenses	$4,682	$5,312	$(630)	(11.9)%
Percent of revenues	13.4%	17.9%
Operating income	$2,798	$932	$1,866	200.2%
Percent of revenues	8.0%	3.1%

Comparison of quarters ended November 30, 2012 and 2011 – CSLED

Revenues – CSLED

Our CSLED segment’s total revenues increased $5.2 million, or 17.4%, to $34.9 million for the quarter ended November 30, 2012 as compared to $29.7 million for the quarter ended November 30, 2011.  The increase in CSLED total revenue was primarily attributable to an increase in procurement services revenue partially offset by a decline in consulting and outsourcing revenue.

Consulting and outsourcing revenue decreased $892,000, or 3.9%, to $21.8 million for the quarter ended November 30, 2012 as compared to $22.7 million for the quarter ended November 30, 2011.  This decrease is primarily attributable to a $2.5 million decline in our lower margin staffing revenue and was offset by a $1.7 million increase in revenue from our Education clients and additional increases from our commercial applications outsourcing clients.

Procurement services revenue increased by $6.1 million for the quarter ended November 30, 2012  to $13.1 million as compared to $7.1 million for the quarter ended November 30, 2011.  A substantial portion of the procurement services revenue increase is related to our education clients resuming recurring, long-term projects which had been delayed during the quarter ended November 30, 2011.

Our CSLED segment revenues, by client type, are comprised of the following (in thousands):

	For the Year Ended
	November 30, 2012		November 30, 2011
Commercial Companies	$19,171	54.9%	$21,074	70.9%
Education and Other	14,780	42.4%	6,882	23.2%
State and Local Governments	594	1.7%	1,317	4.4%
Canadian Government Agencies	345	1.0%	453	1.5%
Total Revenues	$34,890	100.0%	$29,726	100.0%

For the quarters ended November 30, 2012 and 2011, revenues from commercial clients represented approximately 54.9% and 70.9% of our total CSLED segment revenues, respectively.  The decrease in revenues for the quarter ended November 30, 2012 as compared to the quarter ended November 30, 2011 is related to the $2.5 million decline in our lower margin staffing revenue, partially offset by increases in our applications services outsourcing revenue.  We have restructured our staffing business by reducing our sales efforts in this business as the return on our selling costs have continued to decrease. This restructuring has resulted in a decline in revenues but an increase in profitability in the staffing practices. We expect the decline in revenues to continue through 2013. We believe over the long-term, however, this business will contribute more to the bottom line based on the restructuring.

For the quarter ended November 30, 2012, revenues from our education business increased by $7.9 million compared with the quarter ended November 30, 2011. The majority of this increase can be attributed to timing delays from our education clients in fiscal 2012, which have not been a problem during the first quarter of fiscal 2013.

Our State and Local government business revenues decreased by $723,000 for the quarter ended November 30, 2012 as compared to the quarter ended November 30, 2011. This decrease is primarily due to the completion, in the fourth quarter fiscal 2012, of several infrastructure services projects in state and local governments in the U.S. Northeast.

Gross Profit - CSLED

Aggregate gross profit for our CSLED segment increased $1.2 million, or 19.8%, to $7.4 million for quarter ended November 30, 2012 as compared to $6.2 million for the quarter ended November 30, 2011.  Approximately one-half of this increase comes from the increased procurement services revenue and the other half of the increase comes from a shift in the mix of business away from the lower margin staffing business and into higher margin consulting and outsourcing

Operating Expenses – CSLED

Selling general and administrative expenses for the quarter ended November 30, 2012 decreased by approximately $809,000 compared to the quarter ended November 30, 2011.  This decrease is the result of our cost cutting efforts.

During the quarter ended November 30, 2012, we did not record any retention bonus expenses.  In the quarter ended November 30, 2011, however, we recorded $146,000 of these expenses.

Non-cash operating expenses for the quarter ended November 30, 2012 totaled $1.5 million versus $1.2 million for the quarter ended November 30, 2011.   The increase over fiscal 2012 includes a $623,000 increase in earnout liability adjustment offset in part by a $284,000 decrease in amortization of intangible assets resulting from an impairment charge in the fourth quarter of fiscal 2012.

Operating Income – CSLED

Operating income for the CSLED segment increased $1.9 million, or 200.3%, to $2.8 million for the quarter ended November 30, 2012, compared to $932,000 for the quarter ended November 30, 2011.

Results of Operations – Corporate

	Three Months Ended November 30,
	2012	2011	Change	%
Operating expenses:
Selling, general, and administrative expenses	$3,416	$3,357	$59	1.8%
Restructuring charges	582	-	582	0.0%
Stock-based compensation	78	130	(52)	(40.0)%
Warrant liability adjustment	12	(608)	620	(102.0)%
Depreciation and amortization	169	147	22	15.0%
Total operating expenses	$4,257	$3,026	$1,231	40.7%

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

Our Corporate costs increased $1.2 million from $3.0 million for the quarter ended November 30, 2011 to $4.2 million for the quarter ended November 30, 2012.  Of this amount, $647,000 is from increases in non-cash expenses. The remainder of the increase is from restructuring charges and moving various costs out of the segments and into Corporate where they can be controlled more effectively.

Recently Issued Accounting Standards

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

Liquidity and Capital Resources

The Company incurred a significant net loss in fiscal 2012 from non-cash charges and for the three months ended November 30, 2012 due to restructuring charges and non-cash charges.  However, the Company generated sufficient cash from operations in 2012 to meet all of its obligations when due and paid down over $2 million of its debt balance during the year.  The Company believes it has sufficient cash flow from operations and availability under its line of credit to support all its cash needs in fiscal 2013.

The U.S. government agencies we service are historically slow in making payments of our procurement sales.  This delay in payments caused the Company to experience large working capital fluctuations and increased working capital requirements during the periods of peak government deliveries.  As a result, at times, we need to pay our vendors more quickly than we receive payments from the government, which leads to increases in our borrowing under our line of credit and a decline in liquidity.  Management took steps to improve the liquidity by increasing our long-term borrowings over short-term borrowings.    We obtained subordinated financing of $3 million in December 2011, of which approximately $2.5 million was used to pay down our line of credit.  In addition, management is taking further steps to improve the collection process with our government clients.  There can be no guarantee, however, that these efforts will be successful.

The Company believes that its existing resources together with available borrowings under its PNC Credit Facility and expected cash flow from operations will provide sufficient liquidity for at least the next 12 months.

Net cash used in operations was $2.5 million for the three months ended November 30, 2012 as compared to net cash used in operations of $4.5 million for the three months ended November 30, 2011.  The difference between the two periods is primarily related to acquisition related payments made during the three months ended November 30, 2011.

Purchases of property and equipment for the three months ended November 30, 2012 and 2011 were $203,000 and $336,000, respectively.  The purchases for the three months ended November 30, 2012 and 2011 related primarily to the purchase of computer equipment for internal use and furniture and fixtures.  During the three months ended November 30, 2012, the Company capitalized $91,000 in costs associated with redesigning the Company’s website.

Net cash from financing activities for the three months ended November 30, 2012 and 2011 was $2.0 million and $3.6 million, respectively, and was primarily related to increased borrowings on our Credit Facility.

We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit.  Cash at November 30, 2012 of $1.1 million represented a decrease of approximately $700,000 from cash of $1.8 million at August 31, 2012.

Credit Facility

At November 30, 2012 and August 31, 2012, the Company had an outstanding balance under the revolving portion of the PNC Credit Facility of $14.0 million and $12.0 million, respectively.  Net availability under the revolving portion of the PNC Credit Facility as of November 30, 2012 and August 30, 2012 was $3.8 million and $4.2 million, respectively.

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

Borrowings under the PNC Loan Agreement will bear regular interest at a rate equal to the Alternate Base Rate (as defined in the PNC Loan Agreement) plus 1.0% or the Eurodollar Rate (as defined in the PNC Loan Agreement) plus 3.0% on the outstanding principal amount. As of November 30, 2012, the interest rate was 4.25%.

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

On March 20, 2012, the Borrower and EIS-Canada entered into a First Amendment and Joinder to Loan Documents with PNC, pursuant to which PNC agreed to make certain amendments to the PNC Loan Agreement and the Other Documents (as such term is defined in the PNC Loan Agreement and together with the PNC Loan Agreement, the “PNC Loan Documents”), including (1) joining EIS -Canada to the PNC Loan Documents, (2) amending the definition of EBITDA to revise certain add-backs and deductions thereto and (3) revising the covenants and representations and warranties included in the PNC Loan Agreement to include certain customary covenants and representations and warranties relating to EIS-Canada.

To secure the payment of the obligations of EIS-Canada under the PNC Loan Agreement, EIS-Canada granted to PNC a security interest in, and a lien upon, all of its interests in its assets, including accounts, securities entitlements, securities accounts, futures accounts, futures contracts and investment property, deposit accounts, instruments, documents, chattel paper, inventory, goods, equipment, fixtures, agricultural liens, as-extracted collateral, letter of credit rights and intangibles of every kind.  All such security interests are subject to the terms of the Subordination Agreement.

On June 28, 2012, the Borrower entered into a Second Amendment to Loan Documents (the “Second Amendment”) with PNC, pursuant to which PNC has agreed to make an amendment to the PNC Loan Agreement. The modification in the Second Amendment provided for amendment of the calculation of the amount of borrowings under the secured revolving senior credit facility, specifically related to outstanding letters of credit for inventory purchases.

Prior to the refinancing with PNC on December 30, 2011, the Company had a revolving credit and floorplan with DLL. As of November 30, 2011, the DLL Credit Facility provided for aggregate borrowings of the lesser of $32.0 million or 85% of the Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by DLL and 40% of all other unsold inventory.  Under the DLL Credit Facility, the interest rate for revolving credit loans was the base rate plus 3.25% and the interest rate for floorplan loans was 6.25% in excess of the base rate.  The DLL Credit Facility was to expire on December 7, 2012.

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

On January 14, 2013, the Borrower entered into a Fourth Amendment to Loan Documents (the “Fourth Amendment”) with PNC, pursuant to which PNC has agreed to make certain amendments to the PNC Loan Agreement. The modifications provided for in the Fourth Amendment, among other things, (1) amend the definition of “EBITDA” to include restructuring charges associated with closing the Borrower’s Springfield, New Jersey facility and (2) amend the definition of “Senior Debt Payments” to include payments associated with those restructuring charges.

As of November 30, 2012, the Company determined it was in compliance with its financial covenants under the PNC Credit Facility.

Subordinated Debt

On December 30, 2011, the Borrower entered into an Amended and Restated Subordinated Loan Agreement (the “Subordinated Loan Agreement”) with the Investors pursuant to which: (i) Peachtree provided an additional subordinated term loan in an original principal amount of $3.0 million (together with the existing subordinated term loan from NewSpring in the original principal amount of $10.0 million), (ii) NewSpring was appointed as collateral agent, (iii) the Investors waived any event of default arising from (a) the Borrower failing to meet the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant (as set forth in the Subordinated Loan Agreement) for the trailing twelve months ending November 30, 2011 and (b) the Borrower failing to comply with the covenant in the Subordinated Loan Agreement prohibiting a Borrower name change without notice to, or the consent of, NewSpring, and (iv) the Investors agreed to make certain other amendments to the Subordinated Loan Agreement, including amending the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant to provide that the Company and its consolidated subsidiaries shall maintain as of the last business day of the fiscal quarters ending on February 28, 2012 and May 31, 2012, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA (as such terms are defined in the Subordinated Loan Agreement) on a trailing twelve months basis for such period of not less 4.0 to 1.0 for the fiscal quarter ending on February 28, 2012 and of not less than 3.75 to 1.0 for the fiscal quarter ending on May 31, 2012. There are no scheduled principal payments on the Subordinated Loan Agreement until the maturity date of August 15, 2016.

Borrowings under the Subordinated Loan Agreement will bear regular interest at a rate equal to 12.0% per annum on the outstanding principal amount.  Accrued and unpaid regular interest is payable on the last business day of each fiscal quarter beginning with November 30, 2011 through August 15, 2016 at which time all upaid principal and interest is due. Borrowings under the Subordinated Loan Agreement will bear additional interest of 2.0% per annum and this accrued and unpaid additional interest of 2.0% is, at the Company’s option, payable in cash, or added to the principal amount outstanding, on the last business day of each fiscal quarter.

On August 29, 2012, the Borrower entered into Amendment No. 2 (the “Amendment”) to the Subordinated Loan Agreement with the Investors, among other things, (1) amend the definition of “Fixed Charge Coverage Ratio” to allow the Borrower to fully offset the amount of cash taxes paid by any tax refunds received, (2) amend and restate the requirements under the financial ratios and covenants in their entirety as follows: (a) require the Borrower to maintain: (i) as of the last Business Day (as defined in the Subordinated Loan Agreement) of the fiscal quarter ending August 31, 2012, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA on a trailing 12 months basis for such period of not greater than 4.5 to 1.0, (ii) thereafter as of the last Business Day of each fiscal quarter ending on February 28th, May 31st and August 31st of each fiscal year, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA on a trailing 12 months basis for such period of not greater than 3.75 to 1.0, (c) eliminate the requirement for the Borrower to test of the last Business Day of each fiscal quarter ending on November 30th of each fiscal year, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA on a trailing 12 months basis for such period and (d) require the Borrower to maintain, as of the last Business Day of each fiscal quarter on a trailing 12 months basis, a Fixed Charge Coverage Ratio of not less than 1.25 to 1.0.

As of November 30, 2012, the Company has determined it was in compliance with its financial covenants under the Subordinated Loan Agreement with NewSpring and Peachtree.

Liquidity

We anticipate that our primary sources of liquidity in fiscal year 2013 will be cash generated from working capital management, operations, trade vendor credit and cash available to us under the PNC Credit Facility.  Net availability under the revolving portion of the PNC Credit Facility as of November 30, 2012 and August 31, 2012 was $3.8 million and $4.2 million, respectively.

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

•
There are occasions when a client requests a transaction on a “bill and hold” basis.  We follow the ASC 605-25 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of ASC 605-25 are met.  We do not modify our normal billing and credit terms for these clients.  The client is invoiced at the date of revenue recognition when all of the criteria have been met.  At November 30, 2012 and August 31, 2012, accounts receivable related to bill and hold sales totaled $0.  Total revenues from bill and hold sales were $1.2 million and  $0 with gross profit of $180,000 and $0 which was included in the results of operations for the three months ended November 30, 2012 and 2011, respectively.

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

Item 4.  Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of November 30, 2012.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer were appropriate to allow timely decisions regarding required disclosure, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated January 14, 2013.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated January 14, 2013.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer, of Emtec, Inc. dated January 14, 2013.

Exhibit 32.2 - Section 1350 Certificate of Gregory P. Chandler, Principal Financial Officer, of Emtec, Inc. dated January 14, 2014.

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

Date: January 14, 2013