Form 10-Q
period 2013-02-28
EMTEC INC/NJ
filed 2013-04-15
CIK 5117

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
  (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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

  As of April 2, 2013, there were outstanding 18,214,437 shares of the registrant’s common stock.

EMTEC, INC.
FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 2013

PART I – FINANCIAL INFORMATION
Item 1.         Financial Statements

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In Thousands, Except per Share and Share Data)

	February 28, 2013(Unaudited)	August 31, 2012

Assets

Current Assets

Cash	$499	$1,769
Receivables:
Trade, net of allowance for doubtful accounts	23,821	24,381
Other	484	1,356
Inventories, net	3,957	2,346
Prepaid expenses and other	2,634	3,004
Deferred tax asset - current	1,158	1,032
Total current assets	32,553	33,888

Property and equipment, net	3,166	3,538
Intangible assets, net	9,180	10,457
Goodwill	13,307	13,307
Deferred tax asset-long term	744	743
Other assets	1,684	1,771
Total assets	$60,634	$63,704

Liabilities, Put Options and Stockholders' Equity

Current Liabilities

Line of credit	$12,457	$12,004
Current portion of capital lease obligations	151	85
Accounts payable	14,206	16,314
Income taxes payable	291	144
Accrued liabilities	7,493	9,061
Current portion earn-out liabilities	2,662	2,251
Current portion of put option liability in connection with acqusition	126	700
Deferred revenue	3,439	1,610
Total current liabilities	40,825	42,169

Deferred tax liability	-	589
Earn-out liabilities, net of current portion	2,918	2,570
Warrant liabilities	2,141	2,414
Put option liability in connection with acqusition, net of current portion	574	-
Put option and restricted stock liability in connection with acquisition of Dinero	266	229
Capital lease obligations, net of current portion	29	189
Subordinated debt, net of original issue discount	12,611	12,555
Accrued liabilities	33	163
Total liabilities	59,397	60,878
Commitments and contingencies (Note 13)

Put options in connection with acquisitions	1,428	1,428

Stockholders' Equity
Common stock $0.01 par value; 30,000,000 shares authorized; issued and outstanding 18,214,432 shares and 17,616,437 shares at Feb 28, 2013 and Aug 31, 2012, respectively	182	177
Additional paid-in capital	17,156	16,915
Accumulated deficit	(17,313)	(15,516)
Accumulated other comprehensive loss, foreign currency translation adjustments, net of tax	(216)	(179)
Total stockholders' equity	(191)	1,397
Total liabilities, put options and stockholders' equity	$60,634	$63,704

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except per Share and Share Data)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Revenues

Consulting and outsourcing	$22,157	$25,169	$46,736	$50,783
Procurement services	19,711	22,556	53,337	68,972
Total Revenues	41,868	47,725	100,073	119,755

Cost of Revenues

Cost of consulting and outsourcing	17,310	20,025	35,392	40,020
Cost of procurement services	17,148	19,653	46,776	60,308
Total Cost of Revenues	34,458	39,678	82,168	100,328

Gross Profit

Consulting and outsourcing	4,847	5,144	11,344	10,763
Procurement services	2,563	2,903	6,561	8,664
Total Gross Profit	7,410	8,047	17,905	19,427

Operating expenses:

Selling, general, and administrative expenses	7,468	8,352	15,340	17,242
Restructuring charge	-	-	582	-
Stock-based compensation	188	79	283	240
Warrant liability adjustment	(284)	1,059	(272)	451
Earnout liability adjustment	(143)	288	759	456
Depreciation and amortization	1,029	1,320	2,055	2,681
Total operating expenses	8,258	11,098	18,747	21,070
Operating loss	(848)	(3,051)	(842)	(1,643)

Other expense (income):
Interest income – other	(7)	(17)	(12)	(79)
Interest expense	850	799	1,602	1,634
Other	6	(1)	17	(3)
Loss before income tax benefit	(1,697)	(3,832)	(2,449)	(3,195)
Income tax benefit	(644)	(1,096)	(650)	(911)
Net loss	$(1,053)	$(2,736)	$(1,799)	$(2,284)

Net loss per common share
Basic and Diluted	$(0.06)	$(0.17)	$(0.11)	$(0.14)

Weighted Average Shares Outstanding
Basic and Diluted	16,930,813	16,533,316	16,930,813	16,533,316

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In Thousands)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Net income (loss)	$(1,053)	$(2,736)	$(1,799)	$(2,284)
Foreign currency translation adjustment, net of taxes	(30)	82	(37)	(186)
Total comprehensive income (loss)	$(1,083)	$(2,654)	$(1,836)	$(2,470)

The Accompanying Notes are Integral Parts of these Consolidated Financial Statements.

EMTEC, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	For the Six Months Ended
	February 28, 2013	February 29, 2012
Cash Flows From Operating Activities
Net income (loss)	$(1,799)	$(2,284)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities
Depreciation and amortization	2,055	2,681
Amortization of original issue discount associated with subordinated debt	56	49
Deferred income tax benefit	(847)	(1,088)
Stock-based compensation	283	240
Earnout liability adjustment	759	456
Warrant liability adjustment	(272)	451

Changes In Operating Assets and Liabilities
Receivables	1,432	4,631
Inventories	(1,611)	345
Prepaid expenses and other assets	457	(516)
Accounts payable	(2,108)	(2,247)
Customer deposits	-	(30)
Income taxes payable	147	(66)
Accrued liabilities	(1,569)	(2,591)
Due to former stockholders of acquired companies	-	(727)
Deferred revenue	1,829	(323)
Net Cash Used In Operating Activities	(1,188)	(1,019)

Cash Flows From Investing Activities
Purchases of property and equipment	(409)	(527)
Net Cash Used In Investing Activities	(409)	(527)

Cash Flows From Financing Activities
Net increase (decrease) in line of credit	452	(1,383)
Repayments under capital lease	(91)	(111)
Proceeds from issuance of long term subordinated debt and warrants	-	3,000
Net Cash Provided by Financing Activities	361	1,506

Effect of exchange rates on cash	(34)	(129)

Net Decrease in Cash	(1,270)	(169)
Beginning Cash	1,769	4,039
Ending Cash	$499	$3,870
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$28	$51
Interest	$1,250	$1,599

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

2.  General

Description of Business

Emtec, Inc., a Delaware corporation (“Emtec” or the “Company”), is an information technology (“IT”) services provider delivering consulting, application services and infrastructure services to public sector and commercial clients.  The Company’s client base is comprised of departments of the U.S. and Canada’s federal, state/provincial and local governments, schools and commercial businesses throughout the U.S. and Canada.

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

In addition, the Company also has a “Corporate” segment which reports costs consisting of our executive departments, employee benefit administration, accounting support, IT services, recruiting, and any other shared services, operating, and administrative expenses that are not directly attributable to the reporting segments.  For purposes of performance measurement, the Company charges certain expenses directly attributable to the reporting segment and allocates costs reflected in the Corporate segment.  Identifiable assets of the reporting unit exclude Corporate segment assets liabilities.  Corporate segment assets consist principally of cash, prepaid expenses, non-trade accounts receivables, property and equipment, other assets, deferred taxes, other liabilities and general corporate borrowings.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to current presentations.

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

The Company identifies the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC” or “ASC”) as the authoritative source of GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period, including, but not limited to, receivable valuations, impairment of goodwill and other long-lived assets, income taxes, and valuations of warrants, put instruments and earnouts.  Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable under the circumstances.  The Company reviews these matters and reflects changes in estimates as appropriate.  Actual results could differ materially from those estimates.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and trade receivables approximates their carrying values due to their short maturities.  The fair value of non-current financial instrument assets and liabilities approximate their carrying value unless otherwise stated.

In accordance with FASB ASC 820, Fair Value Measurement, the estimated fair values of amounts reported in the consolidated financial statements have been determined using available market information and valuation methodologies, as applicable.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value based upon the following fair value hierarchy:

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

As of February 28, 2013 and August 31, 2012, the book and fair values of the Company’s line of credit and subordinated debt (excluding original issue discount) were as follows (in thousands):

	February 28, 2013		August 31, 2012
	Book Value	Fair Value	Book Value	Fair Value
Line of Credit	$12,457	$12,457	$12,004	$12,004
Subordinated Debt	$13,000	$13,000	$13,000	$13,000

Fair Value on a Recurring Basis:  The following table summarizes the financial liabilities measured at fair value on a recurring basis as of February 28, 2013 and August 31, 2012 (in thousands):

	Level	February 28, 2013	August 31, 2012
Warrant liabilities	2	$2,141	$2,414
Put option in connection with acquisition of SDI	2	$700	$700
Line of credit	3	$12,457	$12,004
Subordinated debt excluding orignial discount	3	$13,000	$13,000
Earn-out liabilities	3	$5,580	$4,821

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

As of August 31, 2012, the Company believed that it was more likely than not that the former shareholders of SDI will exercise the one-time election to put all their restricted common stock to the Company at a fixed price on the third anniversary of the acquisition date, June 4, 2013.  Accordingly, the Company has calculated the fair value of the amount due the former shareholders of SDI associated with the put option and reflected this amount as a current liability as of August 31, 2012.  In March 2013, the Company entered into an agreement with the former shareholders of SDI to modify certain provisions of the stock purchase agreement, including the date on which former shareholders of SDI could elect to put their restricted stock to the Company.  Under the original stock purchase agreement, the one-time put election would occur on the third anniversary of the acquisition date, June 4, 2013.  In March 2013, former shareholders of SDI owning 82% of the restricted common stock agreed to defer the one-time put date until June 4, 2015.  The put election date for the remaining 18% of the restricted common stock remains June 4, 2013.  Accordingly, as of February 28, 2013, the Company will classify 18% of the restricted stock, or $126,000, as a current liability and the remaining 82% of the restricted stock, or $574,000, as a long-term liability.

The following table summarizes the changes in earn out liabilities for the six months ended February 28, 2013 (in thousands):

Earnout Liabilities
Balance at August 31, 2012	$4,821
Valuation adjustments	759
Additions	-
Payments	-
Balance at February 28, 2013	$5,580

The earn out liabilities were recorded at fair value based on valuation models that utilize relevant factors such as expected life and estimated probabilities of the acquired companies achieving the performance targets throughout the earn out periods.  Unobservable inputs used in the valuation of the earn out liabilities included a discount rate of 16.4% and probabilities, ranging from 10% to 100%, associated with the achievement of the earn out targets in future years.

An increase (decrease) in the discount rate, in isolation, may result in a lower (higher) fair value measurement, and an increase (decrease) in any of the probabilities, in isolation, may result in a higher (lower) fair value measurement.

Financing Costs

Financing costs incurred are amortized over the life of the associated financing arrangements. Amortization expense totaled approximately $112,000 and $96,000 for the three months ended February 28, 2013 and February 29, 2012, respectively.  During the six months ended February 28, 2013 and February 29, 2012, amortization expense totaled approximately $224,000 and $170,000, respectively.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. The changes in the carrying amount of goodwill by reportable segment for the six months ended February 28, 2013 are as follows (in thousands):

	August 31, 2012 Balance	Additions	Impairment, Translation, and Other Adjustments	February 28, 2013 Balance
Federal	$1,495	$-	$-	$1,495
CSLED	11,812	-	-	11,812
Total goodwill	$13,307	$-	$-	$13,307

In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill is not amortized but tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is tested for impairment at one level below an operating segment in accordance with the guidance of ASC 350. These reporting units are comprised of Federal Infrastructure, Federal Applications, State, Local and Education (“SLED”) and Commercial.  The Company has set an annual impairment testing date of June 1.

An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  The impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of the reporting unit and compares it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with ASC 805, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The Company’s stock does not trade frequently and thus management believes the inherent value of the Company has not necessarily always been accurately reflected by the current or historical stock market valuation of the Company.  Accordingly, the Company continues to believe that the income approach is the most appropriate valuation method for purposes of testing for impairment.

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

Identifiable Intangible Assets

The changes in the carrying amount of identifiable intangible assets by reportable segment for the six months ended February 28, 2013 are as follows (in thousands):

	August 31, 2012					February 28, 2013
	Balance	Accumulated Amortization	Additions	Amortization	Impairment, Translation, and Other Adjustments	Balance	Accumulated Amortization
Customer relationships:
Federal	$1,682	$663		$108		$1,682	$771
CSLED	15,769	9,128		706	(49)	15,720	9,834
Total customer relationships	17,451	9,791	-	814	(49)	17,402	10,605
Noncompete agreements:
Federal	45	34		8		45	42
CSLED	2,376	796		235		2,376	1,031
Total noncompete agreements	2,421	830	-	243	-	2,421	1,073
Software technology - CSLED	12	6		2		12	8
Trademarks - CSLED	1,546	458		13		1,546	471
Tradenames:
Federal	182	82		18		182	100
CSLED	21	9		138		21	147
Total tradenames	203	91	-	156	-	203	247

Total other intangible assets	$21,633	$11,176	$-	$1,228	$(49)	$21,584	$12,404

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

Non-compete agreements represent the value ascribed to covenants not to compete in employment and acquisition agreements with certain members of the management teams of acquired companies, entered into at the time of the respective acquisitions.  The amounts ascribed to non-compete agreements are being amortized on a straight-line basis over 3-5 years.

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

Amortization expense related to intangible assets was $632,000 and $937,000 for the three months ended February 28, 2013 and February 29, 2012, respectively.  For the six months ended February 28, 2013 and February 29, 2012, amortization expense was $1.2 million and $1.9 million, respectively.  We currently expect future amortization to be as follows (in thousands):

Years ending August 31,
2013	$2,388
2014	$2,134
2015	$2,013
2016	$1,710
2017	$710
Thereafter	$953

Foreign Currency Translation and Other Comprehensive Income (loss)

The Company’s financial statements are expressed in U.S. dollars for consolidation and reporting purposes.  The functional currency for the Company’s foreign operations is the local currency.  Adjustments to translate those statements into U.S. dollars are recorded in accumulated other comprehensive income (loss).

Earnings Per Share
Basic earnings per share amounts are computed by dividing net income available to common stockholders (the numerator) by the weighted average shares outstanding during the period (the denominator). Shares issued during the period are weighted for the portion of the period that they were outstanding.

The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive options, restricted stock awards, stock appreciation rights and warrants had been exercised as of the end of the period and cash received from the exercise were used to repurchase shares in the open market (the “Treasury Share Method”). Potentially dilutive shares consist of stock options, restricted stock awards and warrants totaling 2,476,307 and 3,830,368 for the three months period ended February 28, 2013 and February 29, 2012, respectively, and 2,130,366 and 3,347,621 for the six months period ended February 28, 2013 and February 29, 2012, respectively. Diluted shares for the three and six months ended February 28, 2013 and February 29, 2012 were not included in the calculation of diluted net loss per share because the effect of the inclusion would be anti-dilutive.

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

The Company’s blended effective tax rates for the three months ended February 28, 2013 and February 29, 2012 were 37.9% and 28.6%, respectively, as compared to a statutory rate of approximately 34.0%.  The lower effective tax rate for the three months ended February 29, 2012 was primarily related to the warrant liability adjustment for the period that was considered a permanent adjustment for income tax purposes.  For the six months ended February 28, 2013 and February 29, 2012, the Company’s effective tax rates were 26.5% and 25.5%, respectively.  The lower effective tax rate for the six months ended February 28, 2013 was attributable to a valuation allowance associated with net operating losses generated by the Company’s Canadian subsidiary and partially offset by the warrant liability adjustment.  Whereas, the lower effective tax rate for the six months ended February 28, 2012 was the result of the warrant liability adjustment and other permanent differences.

Reconciliation of liabilities for unrecognized tax benefits for the six months ended February 28, 2013 and February 29, 2012 (in thousands) are as follows:

	2013	2012

Balance at September 1, 2012 and 2011	$197	$197

Unrecognized tax positions of prior periods:
Increase	-	-
Decrease	-	-

Unrecognized tax positions for the three months:
Increase	-	-
Decrease	-	-

Decrease in Unrecognized tax benefits due to settlements	-	-

Decrease in Unrecognized tax benefits due to lapse of statute of limitations	-	-
Balance at February 28, 2013 and February 29, 2012	$197	$197

	For the Six Months Ended
	February 28, 2013	February 29, 2012

Total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	$86	$86

Accrued interest and penalties for unrecognized tax benefits	$144	$123

Interest and penalties classified as income tax expense	$11	$11

3. Liquidity

The Company incurred a significant net loss in fiscal 2012 primarily as a result of non-cash charges and a net loss for the six months ended February 28, 2013 due to restructuring charges and non-cash charges.  The Company generated sufficient cash flow for the six months ended February 28, 2013 to meet all of its obligations.  Furthermore, the Company will continue to realize cost savings, anticipated to be $2.0 million on an annual basis, associated with the restructuring plan approved in November 2012.

However, the Company had a working capital deficit of $8.3 million at February 28, 2013 and August 31, 2012. Although the Company is making efforts to decrease its working capital deficit, it is still dependent on its line of credit to finance its working capital needs.  Net availability under the revolving portion of the PNC Credit Facility as of February 28, 2013 and August 31, 2012 was $3.5 million and $4.2 million, respectively.

The Company believes that its existing resources together with available borrowings under its PNC Credit Facility and expected cash flow from operations will provide sufficient liquidity for at least the next 12 months.

4.  Restructuring Costs

In November 2012, the Company approved a restructuring plan (the “Restructuring Plan”) of its procurement operations organization and certain related functions.  As part of the Restructuring Plan, the Company’s Springfield, New Jersey facility will be closed and certain functions handled by this facility will be distributed to other facilities within the Company.  The costs associated with the Restructuring Plan include severance for terminated employees, real estate exit costs and related costs related to closing the Springfield facility.

As of February 28, 2013, the Restructuring Plan provision, established in November 2012, only includes the severance costs associated with terminated employees.  After vacating the Springfield facility, the Company will increase the Restructuring Plan provision to include real estate exit and related costs.   Once the Restructuring Plan is completed, the Company expects annual savings of approximately $2.0 million.

The following table summarizes the Restructuring Plan provision, activity and ending balances included in “Other accrued expenses” in the consolidated balance sheet for the six months ended February 28, 2013 by cost type (in thousands):

	August 31, 2012			February 28, 2013
	Balance	Additions	Cash Payments	Balance
Employee severance and related costs	$-	$582	$(191)	$391
Real estate exit and related costs*	-	-	-	-
Total	$-	$582	$(191)	$391
*  The Company will increase the Restructuring Plan provision in either the third or fourth quarter of fiscal 2013 once its Springfield, New Jersey facility is vacated.

5.  Stock-Based Compensation

The second amendment to the Company’s 2006 Stock-Based Incentive Compensation Plan (the “2006 Plan”) was approved by the Company’s stockholders on January 20, 2011.  The 2006 Plan authorizes the granting of stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards to directors and eligible associates.  The second amendment increased the aggregate number of shares of Common Stock available for issuance under the 2006 Plan from 2,543,207 shares to 9,543,207 shares.  Options under the 2006 Plan may not be granted with an exercise price that is less than 100% of the fair value of the Company’s common stock on the date of grant (110% in the case of an incentive stock option granted to a stockholder owning more than 10% of the common stock of the Company or any of its subsidiaries).  Options under the 2006 Plan have terms from 7 to 10 years.  Certain options vest immediately and others vest over a term of up to 1 to 5 years.

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

A summary of stock options for the six months ended February 28, 2013 and February 29, 2012 is as follows:

For the Six Months Ended February 28, 2013	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value *
Options Outstanding - September 1, 2012	466,833	$1.17
Options Granted	95,000	$1.38
Options Exercised	-	-
Options Forfeited or Expired	(38,000)	$1.31
Options Outstanding - February 28, 2013	523,833	$1.20	5.06	$60,950
Options Exercisable - February 28, 2013	393,146	$1.07	4.55	60,950

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the six months ended February 28, 2013.

For the Six Months Ended February 29, 2012	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value *
Options Outstanding -September 1, 2011	416,333	$1.12
Options Granted	40,000	$0.50
Options Exercised	-	-
Options Forfeited or Expired	(44,500)	$1.12
Options Outstanding - February 29, 2012	411,833	$1.06	4.92	$17,800
Options Exercisable - February 29, 2012	388,208	$1.06	4.73	17,800

* Represents the total pre-tax intrinsic value based on the Company’s average closing stock prices for the six months ended February 29, 2012.

There were 95,000 and 40,000 stock options issued during the six months ended February 28, 2013 and February 29, 2012, respectively. The following assumptions were used to value stock options issued during each of the six months ended February 28, 2013 and February 29, 2012.

	2013			2012
Weighted-Average Fair Value		$0.88			$0.39
Assumptions
Expected Volatility	117.2%	-	120.7%	114.5%	-	122%
Expected Term (in years)		5			5
Expected Forfeiture Rate		10.9%			0%
Dividend Yield		0%			0%
Risk-Free Interest Rate	0.67%	-	0.84%	0.94%	-	1.07%

Non-vested Stock (Restricted Stock)

The following tables summarize the Company’s restricted stock activity during the six months ended February 28, 2013 and February 29, 2012:

For the Six Months Ended February 28, 2013	Shares	Weighted Average Grant Date Fair Value	Fair Value
Nonvested - September 1, 2012	729,999	$0.63
Granted	598,000	$1.05
Vested	(77,709)	$0.70	$86,465	(a)
Forfeited	-	-
Nonvested - February 28, 2013	1,250,290	$0.87	$1,369,016	(b)

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

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s average closing stock price for the six months ended February 28, 2013 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

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

(b)
The aggregate fair value of the non-vested restricted stock shares expected to vest represents the total pre-tax fair value, based on the Company’s average closing stock price for the three months ended February 29, 2012 which would have been received by holders of restricted stock shares had all such holders sold their underlying shares on that date.

The Company recognizes compensation expense associated with the issuance of such shares using the closing price of the Company’s common stock on the Over-the-Counter Bulletin Board market on the date of grant over the vesting period on a straight-line basis.

Stock Options and Non-vested Stock

Stock-based compensation costs related to the 2006 Plan totaled $188,000 and $42,000 for the three months ended February 28, 2013 and February 29, 2012, respectively, and $283,000 and $176,000 for the six months ended February 28, 2013 and February 29, 2012, respectively.  As of February 28, 2013, the Company had $686,000 of unrecognized compensation cost related to the 2006 Plan.  The unrecognized compensation cost is expected to be recognized over a remaining period of 4 years.

Stock Appreciation Rights

On May 12, 2012, Mr. Gregory P. Chandler, the Company’s Chief Financial Officer, was granted a stock appreciation right award under the 2006 Plan covering 657,542 shares of Common Stock, with a per share base price of $1.75 (the “Chandler Award”).  On August 10, 2012, the Company granted Mr. Sunil Misra, the Company’s Chief Strategy & Delivery Officer, a stock appreciation right award under the 2006 Plan covering 657,542 shares of Common Stock, with a per share base price of $1.75 (the “Misra Award”).  On February 4, 2013, Mr. Dinesh Desai, the Company’s Chief Executive Officer, was granted a stock appreciation right award under the 2006 Plan covering 1,315,084 shares of Common Stock, with a per share base price of $1.75 (the “Desai Award”). Collectively the Chandler Award, Misra Award, and Desai Award are called “the Awards,” and Mr. Chandler, Mr. Misra, and Mr. Desai are each individually referred to as an “Awardee”.

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

As of February 28, 2013, the Company has not recorded compensation expense associated with any of these Awards. However, if the Company determines that a liquidity event is probable, compensation expense associated with the Awards will be recorded at that time.

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

The Warrant entitles the Investor to purchase 1,401,733 shares of Common Stock at $2.11 per share and expires on August 2, 2015. The Warrant also contains provisions for cashless exercise and weighted average anti-dilution protection for subsequent issuances or deemed issuances of Common Stock by the Company for consideration per share less than the per share exercise price of the Warrant in effect immediately prior to such issuance or deemed issuance. In connection with this issuance of warrants and compliance with ASC 815, Derivatives and Hedging, the Company recorded a liability on August 2, 2010 of $916,000.  At February 28, 2013 and August 31, 2012, the net liability recorded on the balance sheet was $913,000 and $1.1 million, respectively.  The Company recorded (income) expense on its consolidated results of operations of $(155,000) and $(515,000) for the three months ended February 28, 2013 and February 29, 2012, respectively, and $(155,000) and $178,000 for the six months ended February 28, 2013 and February 29, 2012, respectively, as a result of adjusting the warrant liability to fair value.  Because of volatility in the Company’s stock price, there may continue to be adjustments associated with determining the fair value of the warrant liability in future periods.

NewSpring

In connection with the entry into a Subordinated Loan Agreement (as defined in Note 8) with NewSpring, which is described in more detail in Note 8 – Subordinated Debt, on August 15, 2011 the Company issued to NewSpring a Common Stock Purchase Warrant (the “NewSpring Warrant”) to purchase the number of shares of Common Stock equal to 5.0% of the Common Stock outstanding at the time of, and after giving effect to, the exercise of the NewSpring Warrant.  As of February 28, 2013 and August 31, 2012, the NewSpring Warrant would be exercisable into 903,606 shares of Common Stock.  On December 30, 2011, in connection with the entry into the PNC Credit Facility with PNC and Peachtree becoming a lender under the Subordinated Loan Agreement, the Company amended and restated the NewSpring Warrant (as so amended and restated, the “Amended and Restated NewSpring Warrant”) and granted a warrant (the “Peachtree Warrant,” and together with the Amended and Restated NewSpring Warrant, the “Warrants”) to Peachtree to purchase 1.5% of our Common Stock.

In connection with the issuance of the NewSpring Warrant and in compliance with ASC 470-20 Debt with Conversion and Other Options, the subordinated note issued to NewSpring under the Subordinated Loan Agreement has been discounted by the fair value of the NewSpring Warrant, calculated to be $484,000 at time of issuance.  This amount is being amortized as additional interest expense and accretes the note to face value on the Company’s balance sheet at maturity.  The Company determined the fair value of the NewSpring Warrant by using the Black-Scholes pricing model.  At February 28, 2013 and August 31, 2012, the liability recorded on the Company’s balance sheet was $944,000 and $1.0 million, respectively.  The Company recorded (income) expense on its consolidated statements of operations of $(99,000) and $370,000 for the three months ended February 28, 2013 and February 29, 2012, respectively, and $(90,000) and $102,000 for the six months ended February 28, 2013 and February 29, 2012, respectively, as a result of adjusting the warrant liability to fair value.  Because of volatility in the Company’s stock price, there may continue to be adjustments associated with determining the fair value of the liability related to the NewSpring Warrant in future periods.

Peachtree

In connection with the entry into the Subordinated Loan Agreement, on December 30, 2011, the Company issued Peachtree the Peachtree Warrant, which allows Peachtree to purchase the number of shares of Common Stock equal to 1.5% of the Common Stock outstanding at the time of, and after giving effect to, the exercise of the Peachtree Warrant (based on the “treasury stock method”) in accordance with GAAP and determined using the same principles, assumptions and estimates that are used by the Company in the preparation of its financial statements and assuming the exercise or conversion of all securities that are directly or indirectly exercisable for or convertible into Common Stock).  As of February 28, 2013 and August 31, 2012, the Peachtree Warrant would be exercisable into 271,926 shares of Common Stock. The exercise price for the Common Stock is $0.01 per share, which may be paid through a cashless exercise.  The Peachtree Warrant expires on December 30, 2021.

In connection with the issuance of the Peachtree Warrant and in compliance with ASC Topic 470-20 Debt with Conversion and Other Options, the subordinated note issued to Peachtree under the Subordinated Loan Agreement has been discounted by the fair value of the Peachtree Warrant, calculated to be $73,000 at time of issuance.  This amount is being amortized as additional interest expense and accretes the note to face value on the Company’s balance sheet at maturity.  The Company determined the fair value of the Peachtree Warrant by using the Black-Scholes pricing model.  At February 28, 2013 and August 31, 2012, the liability recorded on the Company’s balance sheet was $284,000 and $311,000, respectively.  The Company recorded (income) expense on its consolidated statements of operations of $(30,000) and $173,000 for the three months ended February 28, 2013 and February 29, 2012, respectively, and $(27,000) and $173,000 for the six months ended February 28, 2013 and February 29, 2012, respectively, as a result of adjusting the warrant liability to fair value.  Because of volatility in the Company’s stock price, there may continue to be adjustments associated with determining the fair value of the liability related to the Peachtree Warrant in future periods.

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

Borrowings under the PNC Loan Agreement will bear regular interest at a rate equal to the Alternate Base Rate (as defined in the PNC Loan Agreement) plus 1.0% or the Eurodollar Rate (as defined in the PNC Loan Agreement) plus 3.0% on the outstanding principal amount. As of February 28, 2013, the interest rate was 4.25%.

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

To secure the payment of the obligations under the PNC Loan Agreement, the Borrower granted to PNC a security interest in, and a lien upon, all of its respective interests in its respective assets, including receivables, equipment, general intangibles, inventory, investment property, subsidiary stock, leasehold interests, goods, deposit accounts, letter of credit rights, commercial tort claims and insurance proceeds.  All such security interests are subject to the terms of a Subordination Agreement, dated December 30, 2011 among PNC, NewSpring SBIC Mezzanine Capital II, L.P. (“NewSpring”), Peachtree II, L.P., (NewSpring and Peachtree, collectively, the “Investors”) and the Borrower, as amended on March 20, 2012 (the “Subordination Agreement”).

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

On June 28, 2012, the Borrower entered into a Second Amendment to Loan Documents (the “Second Amendment”) with PNC.  The modification in the Second Amendment provided for amendment of the calculation of the amount of borrowings under the secured revolving senior credit facility, specifically related to outstanding letters of credit for inventory purchases.

On December 14, 2012, the Borrower entered into a Third Amendment to Loan Documents (the “Third Amendment”) with PNC.  The modifications provided for in the Third Amendment, among other things, (1) amend the definition of “Formula Amount” to reduce the percentage of outstanding trade letters of credit for inventory purchases used to calculate amounts available for borrowing under the Loan Agreement, (2) amend the definition of “EBITDA” to, for fiscal quarters ended on or prior to August 31, 2012, add back intangible asset impairment charges and goodwill impairment charges relating to acquisitions not to exceed $10,000,000 in the aggregate, (3) change the point in time with respect to which the fixed charge coverage ratio covenant relating to earn out payments is calculated and (4) provide the consent of PNC and the lenders to a release of a security interest in certain receivables.

On January 14, 2013, the Borrower entered into a Fourth Amendment to Loan Documents (the “Fourth Amendment”) with PNC. The modifications provided for in the Fourth Amendment, among other things, (1) amend the definition of “EBITDA” for the fiscal quarter ended on November 30, 2012 to add back severance expense incurred during such fiscal quarter associated with a restructuring charge related to the closure of the Company’s Springfield, New Jersey location in an aggregate amount not to exceed $585,000 and to add back for the fiscal quarters ending on February 28, 2013 or May 31, 2013, if included in such period, additional restructuring charges incurred during such quarter or quarters associated with and related to the closure of Borrower’s Springfield, New Jersey location closing in an aggregate amount not to exceed $375,000, including lease termination charges, and (2) amend the definition of “Senior Debt Payments” to include severance expense payments and lease termination payments relating to the closure of the Company’s’ Springfield, New Jersey location (if such payments are associated with the restructuring charges as described above).

Prior to the refinancing with PNC on December 30, 2011, the Company had a revolving credit and floorplan with DLL. As of the date of the refinancing with PNC, the DLL Credit Facility provided for aggregate borrowings of the lesser of $32.0 million or 85% of the Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by DLL and 40% of all other unsold inventory.  Under the DLL Credit Facility, the interest rate for revolving credit loans was the base rate plus 3.25% and the interest rate for floorplan loans was 6.25% in excess of the base rate.  The DLL Credit Facility was to expire on December 7, 2012.

At February 28, 2013 and August 31, 2012, the Company had an outstanding balance under the revolving portion of the PNC Credit Facility of $12.5 million and $12.0 million, respectively.  Net availability under the revolving portion of the PNC Credit Facility as of February 28, 2013 and August 30, 2012 was $3.5 million and $4.2 million, respectively.

As of February 28, 2013, the Company determined it was in compliance with its financial covenants under the PNC Credit Facility.

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

On August 29, 2012, the Borrower entered into Amendment No. 2 (the “Amendment”) to the Subordinated Loan Agreement with the Investors, among other things, (1) amend the definition of “Fixed Charge Coverage Ratio” to allow the Borrower to fully offset the amount of cash taxes paid by any tax refunds received, (2) amend and restate the requirements under the financial ratios and covenants in their entirety as follows: (a) require the Borrower to maintain: (i) as of the last Business Day (as defined in the Subordinated Loan Agreement) of the fiscal quarter ending August 31, 2012, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA on a trailing 12 months basis for such period of not greater than 4.5 to 1.0, (ii) thereafter as of the last Business Day of each fiscal quarter ending on February 28th, May 31st and August 31st of each fiscal year, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA on a trailing 12 months basis for such period of not greater than 3.75 to 1.0, (c) eliminate the requirement for the Borrower to test as of the last Business Day of each fiscal quarter ending on November 30th of each fiscal year, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA on a trailing 12 months basis for such period and (d) require the Borrower to maintain, as of the last Business Day of each fiscal quarter on a trailing 12 months basis, a Fixed Charge Coverage Ratio of not less than 1.25 to 1.0.

The Company entered into an agreement with NewSpring and Peachtree to waive the application of the debt to EBITDA covenant under the Amended and Restated Subordinated Loan Agreement for the quarter ended February 28, 2013.  However, the Company was in compliance with other applicable terms under the Amended and Restated Subordinated Loan Agreement.

9.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable.

The Company’s revenues, by client type, consist of the following (in thousands):

	For the Three Months Ended
	February 28, 2013		February 29, 2012
Departments of the U.S. Government	$9,970	23.8%	$17,238	36.1%
Canadian Government Agencies	286	0.7%	622	1.3%
State and Local Governments	532	1.3%	1,948	4.1%
Commercial Companies	16,883	40.3%	20,802	43.6%
Education and Other	14,197	33.9%	7,115	14.9%
Total Revenues	$41,868	100.0%	$47,725	100.0%

	For the Six Months Ended
	February 28, 2013		February 29, 2012
Departments of the U.S. Government	$33,285	33.3%	$59,527	49.7%
Canadian Government Agencies	627	0.6%	1,076	0.9%
State and Local Governments	1,126	1.1%	3,608	3.0%
Commercial Companies	36,057	36.0%	41,680	34.8%
Education and other	28,978	29.0%	13,864	11.6%
Total Revenues	$100,073	100.0%	$119,755	100.0%

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

The trade account receivables consist of the following (in thousands):

	February 28, 2013	August 31, 2012
Trade receivables	$24,207	$24,801
Allowance for doubtful accounts	(386)	(420)
Trade receivables, net	$23,821	$24,381

Trade receivables include $3.4 million and $4.0 million of unbilled revenue as of February 28, 2013 and August 31, 2012, respectively.

Major Clients

Sales to major clients, representing at least 10% of total revenue for a period consist of the following (in thousands):

	For the Three Months Ended
	February 28, 2013		February 29, 2012
School District #1	$9,416	22.5%	$5,033	10.5%
Department of the U.S. Government	5,825	13.9%	5,645	11.8%
All Other Clients	26,627	63.6%	37,047	77.7%
Total Revenues	$41,868	100.0%	$47,725	100.0%

	For the Six Months Ended
	February 28, 2013		February 29, 2012
School District #1	$22,430	22.4%	$10,016	8.4%
Department of the U.S. Government	14,385	14.4%	26,696	22.3%
All Other Clients	63,258	63.2%	83,043	69.3%
Total Revenues	$100,073	100.0%	$119,755	100.0%

Trade receivables due from an education client in the southeastern United States and one of the departments of the U.S. Government accounted for approximately 7.4% and 9.4%, respectively, of the Company’s trade receivables as of February 28, 2013.  The same clients accounted for approximately 15.7% and 5.6%, respectively of the Company’s trade receivable as of August 31, 2012.

10.  Inventories

Inventories are stated at the lower of average cost or market. Inventories consist of finished goods purchased for resale, including computer hardware, computer software, computer peripherals and related supplies.

11.  Accrued Liabilities

At February 28, 2013 and August 31, 2012, accrued liabilities consisted of the following (in thousands):

	February 28, 2013	August 31, 2012
Accrued payroll	$4,328	$5,372
Accrued commissions	132	145
Accrued state sales taxes	61	95
Accrued third-party service fees	22	9
Accrued restructuring expense	391	-
Deferred rent	174	192
Other accrued expenses	2,385	3,248
Total accrued liabilities	$7,493	$9,061

12.  Related Party Transactions

The Company leases warehouse and office space from related parties.  The aggregate expense for these lease arrangements during the three months ended February 28, 2013 and February 29, 2012 was $144,000 and $134,000, respectively.  During the six months ended February 28, 2013 and February 28, 2012, the aggregate expense for these lease arrangements was $289,000 and $268,000, respectively.

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

14.      Segment Information

As Emtec has grown and expanded its service offerings through acquisitions, the Company has started to experience a substantial amount of cross-selling of services and sharing of personnel across its reporting units and segments.  In addition, the back office functions have been consolidated under a single shared services group in the fourth quarter of fiscal 2011, in an effort to fully integrate the Company’s 2011 acquisitions from an operational and financial reporting standpoint.

Further, as part of the effort to fully integrate its acquisitions from an operational and financial reporting standpoint, the Company installed a new ERP system (SAP) in June 2011.    As the Company has transitioned to cross selling company-wide, the way that the Company tracks and evaluates financial information has evolved.  Historically, Emtec tracked and evaluated operating results by each acquisition which was also treated as a reporting unit.  With the introduction of the new ERP system and the integration of the acquisitions’ operations, the Company has decided to redefine the way operating results are reviewed for purposes of performance assessment and resource allocation. Accordingly, effective June 1, 2012, the Company's reportable segments are as follows:

•	Federal – provides IT consulting and procurement services the various agencies of the U.S federal government.
•	Commercial, State & Local and Education (“CSLED”) – provides IT consulting services to clients in the commercial, state & local and education sectors.

In addition, the Company also has a “Corporate” segment which reports costs consisting of our executive departments, employee benefit administration, accounting support, IT services, recruiting, and any other shared services, operating, and administrative expenses that are not directly attributable to the reporting segments.  For purposes of performance measurement, the Company charges certain expenses directly attributable to the reporting segment and allocates costs reflected in the Corporate segment.  Identifiable assets of the reporting unit exclude Corporate segment assets liabilities.  Corporate segment assets consist principally of cash, prepaid expenses, non-trade accounts receivables, property and equipment, other assets, deferred taxes, other liabilities and general corporate borrowings.

The Company provides segment financial information in accordance with ASC 280, Segment Reporting.  The accounting policies of our segments are the same as those described in Note 2 and there are no material intersegment transactions.  In connection with the realignment of the Company’s segments, effective June 2012, prior year financial information has been reclassified to reflect the new segment presentation.

Reporting segment data is presented in the following table (in thousands):

	February 28, (Unaudited) 2013	August 31, 2012
Assets
Federal	$11,631	$14,659
Commercial/SLED	42,934	42,426
Corporate	6,069	6,619
Total assets	$60,634	$63,704

	Three Months Ended		Six Months Ended
	(Unaudited)		(Unaudited)
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Revenue
Federal	$9,970	$17,257	$33,285	$59,561
Commercial/SLED	31,898	30,468	66,788	60,194
Total Revenue	$41,868	$47,725	$100,073	$119,755

Operating loss
Federal	$196	$602	$1,660	$4,107
Commercial/SLED	2,203	945	5,000	1,876
Corporate	(3,246)	(4,597)	(7,501)	(7,625)
Total operating loss	$(848)	$(3,051)	$(842)	$(1,643)

Other expense, net	849	781	1,607	1,552
Loss before income taxes	$(1,697)	$(3,832)	$(2,449)	$(3,195)

Deprecation and amortization
Federal	$199	$224	$402	$498
Commercial/SLED	651	936	1,305	1,876
Corporate	179	160	348	307
Total depreciation and amortization	$1,029	$1,320	$2,055	$2,681

Income tax expense (benefit)
Federal	$(278)	$471	$91	$1,730
Commercial/SLED	(255)	(360)	(539)	(556)
Corporate	(111)	(1,207)	(202)	(2,085)
Total income tax benefit	$(644)	$(1,096)	$(650)	$(911)

Interest and other expense
Federal	$129	$61	$237	$133
Commercial/SLED	546	375	1,114	679
Corporate	174	344	256	740
Total interest and other expense	$849	$781	$1,607	$1,552

Purchases of property and equipment
Federal	$-	25	$-	40
Commercial/SLED	39	-	62	-
Corporate	158	110	338	436
Total purchases of property and equipment	$197	$135	$400	$471

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

Consolidated Statements of Operations for the Three Months Ended February 28, 2013 compared with the Three Months Ended February 29, 2012.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the Three Months Ended
	February 28, 2013	February 29, 2012	Change	%
Revenues
Consulting and outsourcing	$22,157	$25,169	$(3,012)	(12.0)%
Procurement services	19,711	22,556	(2,845)	(12.6)%
Total Revenues	41,868	47,725	(5,857)	(12.3)%

Cost of Revenues
Cost of consulting and outsourcing	17,310	20,025	(2,715)	(13.6)%
Cost of procurement services	17,148	19,653	(2,505)	(12.7)%
Total Cost of Revenues	34,458	39,678	(5,220)	(13.2)%

Gross Profit
Consulting and outsourcing	4,847	5,144	(297)	(5.8)%
Consulting and outsourcing %	21.9%	20.4%

Procurement services	2,563	2,903	(340)	(11.7)%
Procurement services %	13.0%	12.9%

Total Gross Profit	7,410	8,047	(637)	(7.9)%
Total Gross Profit %	17.7%	16.9%

Operating expenses:
Selling, general, and administrative expenses	7,301	8,060	(759)	(9.4)%
Retention bonuses to former owners of acquired entities	167	292	(125)	(42.9)%
Restructuring charges	-	-	-	0.0%
Non-cash operating expenses
Stock-based compensation	188	79	109	138.0%
Warrant liability adjustment	(284)	1,059	(1,343)	(126.8)%
Earnout liability adjustment	(143)	288	(431)	-150%
Depreciation and amortization	1,029	1,320	(291)	(22.0)%
Total operating expenses	8,258	11,098	(2,840)	(25.6)%
Percent of revenues	19.7%	23.3%
Operating income	$(848)	$(3,051)	$2,203	(72.2)%
Percent of revenues	(2.0)%	(6.4)%

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

We measure our selling costs as a percentage of gross profit and sales compensation for the associates of the Company is derived from gross profit.  We expect that our growth will lead to selling costs increasing, but as our revenues grow we expect our selling costs to grow less quickly than our gross profit, thereby decreasing selling costs as a percentage of total gross profit. We expect as we grow our general and administrative costs will decrease as a percentage of revenue.  In the past, we have invested, from time to time, in additional selling, general and administrative costs in order to be able to grow our revenue more quickly based on market conditions.  In addition, we may experience an increase in our overall selling, general and administrative costs prior to being able to rationalize some of the costs (for example after an acquisition, we may not experience overhead synergies immediately).

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

Total revenue for the quarter ended February 28, 2013 decreased by $5.8 million or 12.3% to $41.9 million compared to $47.7 million for the quarter ended February 29, 2012. This decrease was primarily the result of a decrease in our revenue from our federal clients, commercial state and local clients that was partially offset by an increase in revenue from our education clients.

The aggregate gross profit decreased by $637,000 for the quarter ended February 28, 2013 versus the same quarter in fiscal 2012.  The decrease is primarily due to the reduction in revenue described above.  The aggregate gross margin for the quarter ended February 28, 2013 increased to 17.7% from 16.9% in the same quarter in the prior year.  This increase is primarily attributable to higher gross margins in our Consulting and Outsourcing revenues.  Our Consulting and Outsourcing gross profit margin increased from 20.4% for the quarter ended February 29, 2012 to 21.9% for the quarter ended February 28, 2013.  The increase in Consulting and Outsourcing service gross profit margin is a result of our shift away from our lower margin staffing business and into higher margin Consulting and Outsourcing revenue which has resulted in lower utilization of our staffing consultants as they are transitioned from staffing projects to consulting projects that we manage.

We have itemized our operating expenses in order to present a more accurate picture of our ongoing costs.  Our selling, general and administrative expenses include ongoing costs of our sales force and our administrative overhead.   Selling, general and administrative expenses decreased by approximately $759,000, or 9.4%, for the quarter ended February 28, 2013 versus the same quarter in fiscal 2012.    This decrease is primarily the result of our ongoing cost cutting efforts and continued integration of our acquisitions, offset in part by new senior level hires of sales and delivery personnel.

As part of the consideration we give to acquire companies, we often include bonuses which may either be in the form of retention or performance incentives.  Often these bonuses are awarded to the second layer of management within the acquired companies and, to a lesser extent, the former owners of the acquired companies.  Since these bonuses are in lieu of purchase consideration, we separate them out in our segment comparative income statements.  During the quarter ended February 28, 2013, we recorded $167,000 in retention bonus expense versus $292,000 in retention bonus expense for the quarter ended February 29, 2012.

Stock based compensation records the expense of any stock consideration awarded to management.  We believe providing management with stock-based compensation properly motivates management to increase the value of the Company’s stock over time and allows us to better retain key management.  It also allows the Company to increase its operating cash flows instead of paying out large cash awards for performance.  Stock based compensation increased by approximately $109,000 for the quarter ended February 28, 2013 to $188,000 from the same quarter in fiscal 2012.

As explained in Note 6 to our financial statements, the Company has issued various warrants.  These warrants are marked-to-market each quarter.  As the stock price increases and as the warrant moves closer to expiration, the Company records an expense, and as the stock price decreases, the Company records income related to these warrants.  The warrant liability adjustment for the quarter ended February 28, 2013 created income of $284,000 versus an expense of $1.1 million for the quarter ended February 29, 2012. This is primarily the result of a decrease in the Company’s stock price during the quarter ended February 28, 2013 versus an increase in the Company’s stock price for the same quarter in fiscal 2012.

The Company recorded income of $143,000 related to the earnout liability adjustment for the quarter ended February 28, 2013 as compared to an expense of $288,000 for the quarter ended February 29, 2012. This non-cash adjustment represents a decrease in the probability of the earnout liability being paid for previous acquisitions by the Company based on the achievement of performance targets and the effect of the time value of money.

Depreciation and amortization decreased by $291,000 to $1.0 million for the quarter ended February 28, 2013 as compared to the same quarter in fiscal 2012.  This is primarily the result of the lower carrying value and lower ongoing amortization of the Company’s client relationship asset due to an impairment charge totaling $4.1 million recorded during the fourth quarter of fiscal 2012.

The Company generated an operating loss of $848,000 for the quarter ended February 28, 2013 as compared to an operating loss of $3.1 million for the quarter ended February 29, 2012.  The decrease in the operating loss between periods is the result of the changes described above.

We have divided our business into three segments as of June 1, 2012:

•	Federal – provides IT consulting services, outsourcing services, and procurement services to the various agencies of the U.S. federal government.
•	CSLED – provides IT consulting services, outsourcing services, and procurement services to clients in the commercial, state & local and education sectors.
•	Corporate – Provides operational support to the segments and generates no revenue or gross profit.

We discuss the results of each segment below.

Results of Operations -Federal

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our results of operations for the three months ended February 28, 2013 and February 29, 2012.

FEDERAL
STATEMENTS OF OPERATIONS
(In thousands)

	For the Three Months Ended
	February 28, 2013	February 29, 2012	Change	%
Revenues
Consulting and outsourcing	2,465	3,003	(538)	(17.9)%
Procurement services	7,505	14,254	(6,749)	(47.3)%
Total Revenues	9,970	17,257	(7,287)	(42.2)%

Cost of Revenues
Cost of consulting and outsourcing	2,241	2,378	(137)	(5.8)%
Cost of procurement services	6,534	12,785	(6,251)	(48.9)%
Total Cost of Revenues	8,775	15,163	(6,388)	(42.1)%

Gross Profit
Consulting and outsourcing	224	625	(402)	(64.2)%
Consulting and outsourcing %	9.1%	20.8%

Procurement services	972	1,469	(497)	(33.9)%
Procurement services %	12.9%	10.3%

Total Gross Profit	1,195	2,094	(899)	(42.9)%
Total Gross Profit %	12.0%	12.1%

Operating expenses:
Selling, general, and administrative expenses	979	1,245	(266)	(21.4)%
Non-cash operating expenses
Earnout liability adjustment	(179)	23	(202)	(865.4)%
Depreciation and amortization	199	224	(24)	(10.9)%
Total operating expenses	1,000	1,493	(493)	(33.0)%
Percent of revenues	10.0%	8.6%
Operating income	196	602	(406)	(67.5)%
Percent of revenues	2.0%	3.5%

Comparison of quarters ended February 28, 2013 and February 29, 2012 – Federal

Revenues - Federal

Our Federal segment's total revenue decreased by $7.3 million for the quarter ended February 28, 2013 as compared to the same quarter in fiscal 2012.  Our consulting and outsourcing revenue decreased by $538,000, or 17.9%, to $2.5 million for the quarter ended February 28, 2013 as compared to $3.0 million for the quarter ended February 29, 2012. As the Federal government has continued to reduce its spending, through facilities consolidation, our consulting and outsourcing business has lost revenue.  Our procurement services revenue decreased by $6.7 million, or 47.3%, to $7.5 million for the quarter ended February 28, 2013 as compared to $14.2 million for the quarter ended February 29, 2012.  We had one order during the second quarter of 2013 worth over $2 million for which the client has delayed the product delivery date until the third and fourth quarters of fiscal 2013, thus preventing revenue recognition during the quarter even though the client has already paid for this order.  Furthermore, the impending effects of sequestration and a shift by the government to move significantly more business to small businesses has negatively impacted our revenue for the second quarter.  We believe the move to utilize smaller businesses for purchasing will have a permanent reduction on our future procurement revenues.  However, we also believe that the effects of sequestration will only be temporary.  We have taken steps to reduce overhead associated with selling and processing our procurement orders.

Gross Profit - Federal

Aggregate gross profit for our Federal segment decreased $899,000, or 42.9%, to $1.2 million for the quarter ended February 28, 2013 compared to the same quarter in fiscal 2012.  Consulting and outsourcing gross profit declined by $402,000 or 64.2% due to the consolidation of facilities by the Federal government as discussed above.  Consulting and outsourcing gross margin declined from 20.8% to 9.1%, due to our maintaining personnel in our federal group while we were attempting to identify new federal or commercial projects on which to deploy these individuals.  While we have placed a number of these consultants into other roles, we were not able to find productive positions for all of them and therefore have reduced staffing levels to improve the gross margins going forward.  Procurement services gross profit decreased by $497,000 or 33.9% to $972,000 for the quarter ended February 28, 2013 as compared to $1.5 million for the quarter ended February 29, 2012.  This decrease was caused primarily by the revenue decreases described above.

Operating Expenses - Federal

Selling, general and administrative expenses decreased by $266,000 to $979,000 for the quarter ended February 28, 2013 as compared to $1.2 million for the for the quarter ended February 29, 2012.  This decrease was primarily the result of a planned reduction in sales personnel during fiscal 2012.

Non-cash expenses in the quarter ended February 28, 2013 include the earnout liability adjustment of $(179,000) associated with the decreased likelihood of an acquired business achieving its earnout.

Operating Income – Federal

Operating income for our Federal segment decreased by $406,000, or 67.5%, to $196,000 for the quarter ended February 28, 2013 as compared to $602,000 for the quarter ended February 29, 2012.  This decrease is primarily related to the revenue declines described above and partially offset by a decline in selling, general and administrative expenses.

For purposes of this discussion, other expenses, including interest, are covered in our Corporate segment.

Results of Operations – CSLED

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the quarters ended February 28, 2013 and February 29, 2012 for our CSLED segment.

Commercial, State & Local, and Education
STATEMENTS OF OPERATIONS
(In thousands)

	For the Three Months Ended
	February 28, 2013	February 29, 2012	Change	%
Revenues
Consulting and outsourcing	$19,692	$22,166	$(2,474)	(11.2)%
Procurement services	12,206	8,302	3,904	47.0%
Total Revenues	31,898	30,468	1,430	4.7%

Cost of Revenues
Cost of consulting and outsourcing	15,069	17,647	(2,578)	(14.6)%
Cost of procurement services	10,615	6,868	3,747	54.6%
Total Cost of Revenues	25,683	24,515	1,169	4.8%

Gross Profit
Consulting and outsourcing	4,623	4,519	104	2.3%
Consulting and outsourcing %	23.5%	20.4%

Procurement services	1,592	1,434	157	11.0%
Procurement services %	13.0%	17.3%

Total Gross Profit	6,215	5,953	262	4.4%
Total Gross Profit %	19.5%	19.5%

Operating expenses:
Selling, general, and administrative expenses	3,140	3,480	(340)	(9.8)%
Retention bonuses to former owners of acquired entities	167	292	(125)	(42.9)%
Non-cash operating expenses
Stock-based compensation	19	37	(18)	(47.6)%
Earnout liability adjustment	36	264	(228)	-86%
Depreciation and amortization	651	936	(286)	(30.5)%
Total operating expenses	4,012	5,009	(996)	(19.9)%
Percent of revenues	12.6%	16.4%
Operating income	$2,203	$945	$1,258	133.2%
Percent of revenues	6.9%	3.1%

Comparison of quarters ended February 28, 2013 and February 29, 2012 – CSLED

Revenues – CSLED

Our CSLED segment’s total revenues increased $1.4 million, or 4.7%, to $31.9 million for the quarter ended February 28, 2013 as compared to $30.5 million for the quarter ended February 29, 2012.  The increase in CSLED total revenue was primarily attributable to an increase in procurement services revenue partially offset by a decline in consulting and outsourcing revenue.

Consulting and outsourcing revenue decreased $2.5 million, or 11.2%, to $19.7 million for the quarter ended February 28, 2013 as compared to $22.2 million for the quarter ended February 29, 2012.  This decrease is primarily attributable to a $2.1 million decline in our lower margin staffing revenue and a decrease in our commercial project related revenues.  The decrease in consulting and outsourcing revenues was offset by a $1.8 million increase in revenue from our education clients.

Procurement services revenue increased by $3.9 million for the quarter ended February 28, 2013 to $12.2 million as compared to $8.3 million for the quarter ended February 29, 2012.  A substantial portion of the procurement services revenue increase is related to our education clients resuming recurring, long-term projects which had been delayed during the quarter ended February 29, 2012.

Our CSLED segment revenues, by client type, are comprised of the following (in thousands):

	For the Three Months Ended
	February 28, 2013		February 29, 2012
Commercial Companies	$16,885	52.9%	$20,782	68.2%
Education and Other	14,195	44.5%	7,115	23.4%
State and Local Governments	532	1.7%	1,948	6.4%
Canadian Government Agencies	286	0.9%	622	2.0%
Total Revenues	$31,898	100.0%	$30,467	100.0%

For the quarters ended February 28, 2013 and February 29, 2012, revenues from commercial clients represented approximately 52.9% and 68.2% of our total CSLED segment revenues, respectively.  The decrease in Commercial revenues for the quarter ended February 28, 2013 as compared to the quarter ended February 29, 2012 is related to the $2.1 million decline in our lower margin staffing revenue, and a delay in projects in both our Infrastructure and ERP practices.   We have restructured our staffing business by reducing our sales efforts in this business as the return on our selling costs have continued to decrease. This restructuring has resulted in a decline in revenues but an increase in profitability in the staffing practices. We expect the decline in revenues to continue through 2013.  We believe over the long-term, however, this business will become more profitable based on the restructuring.  During our fourth quarter of 2012 and our first quarter of 2013, we saw a decrease in new Commercial project bookings.  We believe this slowdown was due to budgetary issues with the Federal government.  The booking slowdown did impact our second quarter revenues and will impact the third quarter as well.

For the quarter ended February 28, 2013, revenues from our education business increased by $7.1 million compared with the quarter ended February 29, 2012. The majority of this increase can be attributed to timing delays from our education clients in fiscal 2012.

Our State and Local government business revenues decreased by $1.4 million for the quarter ended February 28, 2013 as compared to the quarter ended February 29, 2012. This decrease is primarily due to the completion, in the fourth quarter fiscal 2012, of several infrastructure services projects for state and local governments in the northeast section of the United States.

Our Canadian government business revenues decreased by $336,000 for the quarter ended February 28, 2013 as compared to the quarter ended February 29, 2012. This decrease is primarily due fewer projects being booked in fiscal 2013.

Gross Profit  – CSLED

Aggregate gross profit for our CSLED segment increased $262,000, or 4.4%, to $6.2 million for quarter ended February 28, 2013 as compared to $6.0 million for the quarter ended February 29, 2012.
Consulting and outsourcing gross profit increased by $104,000 or 2.3% for the quarter ended February 28, 2013 as compared to the same quarter in fiscal 2012.  This increase is related to a shift in the mix of our revenues from lower margin staffing business to higher margin consulting and outsourcing.  Procurement gross profit increased $157,000 or 11.0% for the quarter ended February 28, 2013 as compared to the quarter ended February 29, 2012.  This increase can be attributed to increased procurement services from our education clients.  However, the increase in procurement services from our education clients was at a lower gross profit margin that impacted overall procurement services gross margin for SLED for the quarter ended February 28, 2013 as compared to the quarter ended February 29, 2012.

Operating Expenses – CSLED

Selling general and administrative expenses for the quarter ended February 28, 2013 decreased by approximately $340,000 as compared to the quarter ended February 29, 2012.  This decrease is the result of our cost cutting efforts.

During the quarter ended February 28, 2013, we recorded $167,000 in retention bonus expense versus $292,000 in retention bonus expense for the quarter ended February 29, 2012.

Non-cash operating expenses for the quarter ended February 28, 2013 totaled $706,000 versus $1.2 million for the quarter ended February 29, 2012.  The decrease over fiscal 2012 includes a $228,000 decrease in earnout liability adjustment and a $286,000 decrease in amortization of intangible assets resulting from an impairment charge in the fourth quarter of fiscal 2012.

Operating Income – CSLED

Operating income for the CSLED segment increased $1.3 million, or 133%, to $2.2 million for the quarter ended February 28, 2013, compared to $945,000 for the quarter ended February 29, 2012.  The increase can be attributed primarily to decreases in operating and non-cash expenses discussed above.

Results of Operations – Corporate

	For the Three Months Ended
	February 28, 2013	February 29, 2012	Change	%
Operating expenses:
Selling, general, and administrative expenses	$3,183	$3,336	$(152)	(4.6)%
Non cash operating expenses
Restructuring charges	-	-	-	0.0%
Stock-based compensation	169	42	126	297.8%
Warrant liability adjustment	(284)	1,059	(1,343)	(126.9)%
Depreciation and amortization	179	160	18	11.4%
Total operating expenses	$3,247	$4,597	$(1,351)	(29.4)%

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

Our Corporate costs decreased by $1.4 million from $4.6 million for the quarter ended February 29, 2012 to $3.2 million for the quarter ended February 28, 2013.  Of this amount, $1.1 million is from net decreases in non-cash expenses. The remainder of the decrease is due to the Company’s ongoing cost reduction efforts.

Consolidated Statements of Operations for the Six Months Ended February 29, 2013 compared with the Six Months Ended February 29, 2012.

EMTEC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the Six Months Ended
	February 28, 2013	February 29, 2012	Change	%
Revenues
Consulting and outsourcing	$46,736	$50,783	$(4,047)	(8.0)%
Procurement services	53,337	68,972	(15,635)	(22.7)%
Total Revenues	100,073	119,755	(19,682)	(16.4)%

Cost of Revenues
Cost of consulting and outsourcing	35,392	40,020	(4,628)	(11.6)%
Cost of procurement services	46,776	60,308	(13,532)	(22.4)%
Total Cost of Revenues	82,168	100,328	(18,160)	(18.1)%

Gross Profit
Consulting and outsourcing	11,344	10,763	581	5.4%
Consulting and outsourcing %	24.3%	21.2%

Procurement services	6,561	8,664	(2,103)	(24.3)%
Procurement services %	12.3%	12.6%

Total Gross Profit	17,905	19,427	(1,522)	(7.8)%
Total Gross Profit %	17.9%	16.2%

Operating expenses:
Selling, general, and administrative expenses	15,173	16,805	(1,631)	(9.7)%
Retention bonuses to former owners of acquired entities	167	437	(271)	(61.9)%
Restructuring charges	582	-	582	0.0%
Non-cash operating expenses
Stock-based compensation	283	240	43	17.9%
Warrant liability adjustment	(272)	451	(723)	(160.3)%
Earnout liability adjustment	759	456	303	66%
Depreciation and amortization	2,055	2,681	(626)	(23.3)%
Total operating expenses	18,747	21,070	(2,323)	(11.0)%
Percent of revenues	18.7%	17.6%
Operating income	$(842)	$(1,643)	$801	(48.8)%
Percent of revenues	(0.8)%	(1.4)%

Results of Operations – Federal

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the six months ended February 28, 2013 and February 29, 2012.

FEDERAL
STATEMENTS OF OPERATIONS
(In thousands)

	For the Six Months Ended
	February 28, 2013	February 29, 2012	Change	%
Revenues
Consulting and outsourcing	$5,281	$5,962	$(681)	(11.4)%
Procurement services	28,004	53,599	(25,595)	(47.8)%
Total Revenues	33,285	59,561	(26,276)	(44.1)%

Cost of Revenues
Cost of consulting and outsourcing	4,487	4,548	(61)	(1.3)%
Cost of procurement services	24,589	47,267	(22,678)	(48.0)%
Total Cost of Revenues	29,076	51,815	(22,739)	(43.9)%

Gross Profit
Consulting and outsourcing	794	1,414	(620)	(43.8)%
Consulting and outsourcing %	15.0%	23.7%

Procurement services	3,415	6,333	(2,917)	(46.1)%
Procurement services %	12.2%	11.8%

Total Gross Profit	4,209	7,747	(3,537)	(45.7)%
Total Gross Profit %	12.6%	13.0%

Operating expenses:
Selling, general, and administrative expenses	2,252	3,156	(904)	(28.6)%
Non-cash operating expenses
Earnout liability adjustment	(105)	(14)	(91)	631.3%
Depreciation and amortization	402	498	(96)	(19.2)%
Total operating expenses	2,549	3,640	(1,091)	(30.0)%
Percent of revenues	7.7%	6.1%
Operating income	$1,660	$4,107	$(2,447)	(59.6)%
Percent of revenues	5.0%	6.9%

Comparison of the Six Months Ended February 28, 2013 and February 29, 2012 - Federal

Revenues – Federal

Our Federal segment's total revenue decreased by $26.3 million for the six months ended February 28, 2013 as compared to the same six months in fiscal 2012.  Our consulting and outsourcing revenue decreased by $681,000, or 11.4%, to $5.3 million for the six months ended February 28, 2013 as compared to $6.0 million for the six months ended February 29, 2012.  As the Federal government has continued to reduce its spending, through facilities consolidation, our consulting and outsourcing business has lost revenue.  Our procurement services revenue decreased by $25.6 million, or 47.8%, to $28.0 million for the six months ended February 28, 2013 as compared to $53.6 million for the six months ended February 29, 2012.  Historically, the Company has had a small number of large orders which accounted for 30-50% of the Federal segment’s revenues during the first six months of its fiscal year.  Over time, however, the Company has been shifting its focus to longer-term projects that last throughout the year, and consulting and outsourcing revenues that are also delivered throughout the year.  Management believes this shift and reduced demand due to budgetary constraints within the Federal government caused a drop in the procurement revenues in the first six months in fiscal 2013.  Management has reduced selling, general and administrative expenses to offset the Federal segment’s less cyclical revenue base in the first six months in fiscal 2013 compared to the same six months in fiscal 2012.

Gross Profit – Federal

Aggregate gross profit for our Federal segment decreased $3.5 million, or 45.7%, to $4.2 million for the six months ended February 28, 2013 compared to the same six months in fiscal 2012.  Procurement services gross profit decreased by $2.9 million or 46.1% to $3.4 million for the six months ended February 28, 2013 as compared to $6.3 million for the six months ended February 29, 2012.  This decrease was caused primarily from the revenue decreases described above.  Aggregate gross margin decreased from 13.0% to 12.6% primarily due to pricing competition that has resulted from the spending reduction by Federal clients.  The decrease of 8.3% in our gross margin for consulting and outsourcing services was due to our underutilized billable personnel in our federal group while we were attempting to identify new federal or commercial projects on which to deploy these individuals.  While we have placed a number of these consultants into other roles, we were not able to find productive positions for all of them and therefore we have reduced staffing levels to improve the gross margins going forward.

Operating Expenses – Federal

Selling, general and administrative expenses decreased by $904,000 to $2.3 million for the six months ended February 28, 2013 as compared to $3.2 million for the for the six months ended February 29, 2012.  This decrease was primarily the result of a planned reduction in sales personnel during fiscal 2012.

Non-cash expenses for the six months ended February 28, 2013 include the earnout liability adjustment of $(105,000) associated with the decreased likelihood of an acquired company achieving its earnout.

Operating Income – Federal

Operating income for our Federal segment decreased by $2.4 million, or 59.6%, to $1.7 million for the six months ended February 28, 2013 as compared to $4.1 million for the six months ended February 29, 2012.  This decrease is primarily related to the revenue declines described above and partially offset by a decline in selling, general and administrative expenses and non-cash expenses.

For purposes of this discussion, other expenses, including interest, are covered in our Corporate segment.

Results of Operations – CSLED

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our Results of Operations for the six months ended February 28, 2013 and February 29, 2012.

Commercial, State & Local, and Education
STATEMENTS OF OPERATIONS
(In thousands)

	For the Three Months Ended
	February 28, 2013	February 29, 2012	Change	%
Revenues
Consulting and outsourcing	$41,455	$44,821	$(3,366)	(7.5)%
Procurement services	25,333	15,373	9,960	64.8%
Total Revenues	66,788	60,194	6,594	11.0%

Cost of Revenues
Cost of consulting and outsourcing	30,906	34,956	(4,050)	(11.6)%
Cost of procurement services	22,187	13,041	9,146	70.1%
Total Cost of Revenues	53,093	47,997	5,096	10.6%

Gross Profit
Consulting and outsourcing	10,549	9,865	684	6.9%
Consulting and outsourcing %	25.4%	22.0%

Procurement services	3,146	2,332	814	34.9%
Procurement services %	12.4%	15.2%

Total Gross Profit	13,695	12,197	1,498	12.3%
Total Gross Profit %	20.5%	20.3%

Operating expenses:
Selling, general, and administrative expenses	6,322	7,471	(1,149)	(15.4)%
Retention bonuses to former owners of acquired entities	167	437	(271)	(61.9)%
Non cash operating expenses
Stock-based compensation	37	66	(30)	(44.9)%
Earnout liability adjustment	864	470	394	84%
Depreciation and amortization	1,305	1,876	(570)	(30.4)%
Total operating expenses	8,695	10,320	(1,626)	(15.8)%
Percent of revenues	13.0%	17.1%
Operating income	$5,000	$1,876	$3,124	166.5%
Percent of revenues	7.5%	3.1%

Comparison of the Six Months Ended February 28, 2013 and February 29, 2012 – CSLED

Revenues – CSLED

Our CSLED segment’s total revenues increased $6.6 million, or 11.0%, to $66.8 million for the six months ended February 28, 2013 as compared to $60.2 million for the six months ended February 29, 2012.  The increase in CSLED total revenue was primarily attributable to an increase in procurement services revenue partially offset by a decline in consulting and outsourcing revenue.

Consulting and outsourcing revenue decreased $3.4 million, or 7.5%, to $41.4 million for the six months ended February 28, 2013 as compared to $44.8 million for the six months ended February 29, 2012.  This decrease is primarily attributable to a $4.6 million decline in our lower margin staffing revenue and was partially offset by increases in revenue from our education clients.

Procurement services revenue increased by $10.0 million for the six months ended February 28, 2013 to $25.3 million as compared to $15.4 million for the six months ended February 29, 2012.  A substantial portion of the procurement services revenue increase is related to our education clients resuming recurring, long-term projects that had been delayed during the six months ended February 29, 2012.

Our CSLED segment revenues, by client type, are comprised of the following (in thousands):

	For the Six Months Ended
	February 28, 2013		February 29, 2012
Commercial Companies	$36,061	54.0%	$41,646	69.2%
Education and other	28,974	43.4%	13,865	23.0%
State and Local Governments	1,126	1.7%	3,608	6.0%
Canadian Government Agencies	627	0.9%	1,076	1.8%
Total Revenues	$66,788	100.0%	$60,194	100.0%

For the six months ended February 28, 2013 and February 28, 2012, revenues from commercial clients represented approximately 54.0% and 69.2% of our total CSLED segment revenues, respectively.  The decrease in commercial revenues for the quarter ended February 28, 2013 as compared to the quarter ended February 29, 2012 is related to the $4.6 million decline in our lower margin staffing revenue, and a delay in projects in both our Infrastructure and ERP practices.   We have restructured our staffing business by reducing our sales efforts in this business as the return on our selling costs have continued to decrease. This restructuring has resulted in a decline in revenues but an increase in profitability in the staffing practices. We expect the decline in revenues to continue through fiscal 2013.  We believe over the long-term, however, this business will become more profitable based on the restructuring.  During our fourth quarter of 2012 and our first quarter of 2013, we saw a decrease in new Commercial project bookings.  We believe this slowdown was due to budgetary issues with the Federal government.  The booking slowdown did impact our second quarter revenues and will impact the third quarter as well.

For the six months ended February 28, 2013, revenues from our education business increased by $15.1 million compared with the six months ended February 29, 2012. The majority of this increase can be attributed to timing delays from our education clients in fiscal 2012.

Our State and Local government business revenues decreased by $2.5 million for the six months ended February 28, 2013 as compared to the six months ended February 29, 2012. This decrease is primarily due to the completion, in the first six months of fiscal 2012, of several infrastructure services projects in state and local governments in the northeast section of the United States.

Our Canadian government business revenues decreased by $449,000 for the six months ended February 28, 2013 as compared to the quarter ended February 29, 2012. This decrease is primarily due fewer projects being booked in 2013.

Gross Profit  – CSLED

Aggregate gross profit for our CSLED segment increased $1.5 million, or 12.3%, to $13.7 million for six months ended February 28, 2013 as compared to $12.2 million for the six months ended February 29, 2012.  This increase is related to a shift in the mix of our revenues from lower margin staffing business to higher margin consulting and outsourcing.  Procurement gross profit increased $814,000 or 34.9% for the six months ended February 28, 2013 as compared to the six months ended February 29, 2012.  This increase can be attributed to increased procurement services from our education clients.  However, the increase in procurement services from our education clients was at a lower gross margin, which impacted our overall procurement services gross margin for SLED for the six months ended February 28, 2013 as compared to same period for fiscal 2012.

Operating Expenses – CSLED

Selling general and administrative expenses for the six months ended February 28, 2013 decreased by approximately $1.1 million as compared to the six months ended February 29, 2012.  This decrease is the result of our cost cutting efforts and a consolidation of a number of shared services functions from our acquired companies into our corporate segment.

During the six months ended February 28, 2013, we recorded $167,000 in retention bonus expense versus $437,000 in  retention bonus expense for the six months ended  February 29, 2012.

Non-cash operating expenses for the six months ended February 28, 2013 totaled $2.2 million versus $2.4 million for the six months ended February 29, 2012.   The decrease over fiscal 2012 includes a $570,000 decrease in the amortization of intangible assets resulting from an impairment charge in the fourth quarter of fiscal 2012 and a decrease in stock based compensation expenses, offset in part by a $394,000 increase in earnout liability adjustment.

Operating Income – CSLED

Operating income for the CSLED segment increased $3.1 million, or 166.5%, to $5.0 million for the six months ended February 28, 2013, compared to $1.9 million  for the six months ended February 29, 2012.  The increase is as a result of the changes described above.

Operating Expenses – Corporate

Our Corporate costs decreased by $123,000 from $7.6 million for the six months ended February 29, 2012 to $7.5 million for the six months ended February 28, 2013.  A majority of the decrease can be attributed to our corporate cost cutting efforts that were also offset by moving various costs out of the segments and into Corporate where they can be controlled more effectively.

Results of Operations – Corporate

	For the Six Months Ended
	February 28, 2013	February 29, 2012	Change	%
Operating expenses:
Selling, general, and administrative expenses	$6,599	$6,693	$(95)	(1.4)%
Restructuring charges	582	-	582	0.0%
Non-cash operating expenses
Stock-based compensation	246	173	73	42.3%
Warrant liability adjustment	(272)	451	(723)	(160.4)%
Depreciation and amortization	348	307	40	13.1%
Total operating expenses	$7,502	$7,625	$(123)	(1.6)%

Recently Issued Accounting Standards

Intangibles – Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Liquidity and Capital Resources

The Company incurred a significant net loss in fiscal 2012 from non-cash charges and a net loss for the six months ended February 28, 2013 due to restructuring charges and non-cash charges.  The Company generated sufficient cash flow for the six months ended February 28, 2013 to meet all of its obligations.  Furthermore, the Company will continue to realize cost savings, anticipated to be $2.0 million on an annual basis, associated with the restructuring plan approved in November 2012.

However, the Company had a working capital deficit of $8.3 million at February 28, 2013 and August 31, 2012. Although the Company is making efforts to decrease its working capital deficit, it is still dependent on its line of credit to finance its working capital needs.  Net availability under the revolving portion of the PNC Credit Facility as of February 28, 2013 and August 31, 2012 was $3.5 million and $4.2 million, respectively.

The Company believes that its existing resources together with available borrowings under its PNC Credit Facility and expected cash flow from operations will provide sufficient liquidity for at least the next 12 months.

The U.S. government agencies we service are historically slow in making payments for our procurement sales.  This delay in payments caused the Company to experience large working capital fluctuations and increased working capital requirements during the periods of peak government deliveries.  As a result, at times, we need to pay our vendors more quickly than we receive payments from the government, which leads to increases in our borrowing under our line of credit and a decline in liquidity.  Management took steps to improve the liquidity by increasing our long-term borrowings over short-term borrowings.    We obtained subordinated financing of $3 million in December 2011, of which approximately $2.5 million was used to pay down our line of credit.  In addition, management is taking further steps to attempt to improve the collection process with our government clients.  There can be no guarantee, however, that these efforts will be successful.

The Company believes that its existing resources together with available borrowings under its PNC Credit Facility and expected cash flow from operations will provide sufficient liquidity for at least the next 12 months.

Net cash used in operations was $1.2 million for the six months ended February 28, 2013 as compared to net cash used in operations of $1.0 million for the six months ended February 29, 2012.  The difference between the two periods is primarily related to a decrease in adjustments to reconcile net loss to net cash used in operating activities (i.e., non-cash items such as depreciation and amortization, etc.), partially offset by a decrease in the net loss for the six months ended February 28, 2013.

Purchases of property and equipment for the six months ended February 28, 2013 and February 29, 2012 were $409,000 and $527,000, respectively.  The purchases for the six months ended February 28, 2013 and February 29, 2012 related primarily to the purchase of computer equipment for internal use and furniture and fixtures.  During the six months ended February 28, 2013, the Company capitalized $91,000 in costs associated with redesigning the Company’s website.

Net cash from financing activities for the six months ended February 28, 2013 and February 29, 2012 was $361,000 and $1.5 million, respectively.  The decrease from the six months ended February 29, 2012 was primarily related to $3.0 million subordinated debt financing obtained in December 2011 that was partially offset by repayments on our line of credit.

We are a net borrower; consequently, we believe our cash balance must be viewed along with the available balance on our line of credit.  Cash at February 28, 2013 of $499,000 represented a decrease of approximately $1.3 million from cash of $1.8 million at August 31, 2012.

Credit Facility

At February 28, 2013 and August 31, 2012, the Company had an outstanding balance under the revolving portion of the PNC Credit Facility of $12.5 million and $12.0 million, respectively.  Net availability under the revolving portion of the PNC Credit Facility as of February 28, 2013 and August 30, 2012 was $3.5 million and $4.2 million, respectively.

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

Borrowings under the PNC Loan Agreement will bear regular interest at a rate equal to the Alternate Base Rate (as defined in the PNC Loan Agreement) plus 1.0% or the Eurodollar Rate (as defined in the PNC Loan Agreement) plus 3.0% on the outstanding principal amount. As of February 28, 2013, the interest rate was 4.25%.

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

On June 28, 2012, the Borrower entered into a Second Amendment to Loan Documents (the “Second Amendment”) with PNC.  The modification in the Second Amendment provided for amendment of the calculation of the amount of borrowings under the secured revolving senior credit facility, specifically related to outstanding letters of credit for inventory purchases.

On December 14, 2012, the Borrower entered into a Third Amendment to Loan Documents (the “Third Amendment”) with PNC.  The modifications provided for in the Third Amendment, among other things, (1) amend the definition of “Formula Amount” to reduce the percentage of outstanding trade letters of credit for inventory purchases used to calculate amounts available for borrowing under the Loan Agreement, (2) amend the definition of “EBITDA” to, for fiscal quarters ended on or prior to August 31, 2012, add back intangible asset impairment charges and goodwill impairment charges relating to acquisitions not to exceed $10,000,000 in the aggregate, (3) change the point in time with respect to which the fixed charge coverage ratio covenant relating to earn out payments is calculated and (4) provide the consent of PNC and the lenders to a release of a security interest in certain receivables.

On January 14, 2013, the Borrower entered into a Fourth Amendment to Loan Documents (the “Fourth Amendment”) with PNC, pursuant to which PNC has agreed to make certain amendments to the PNC Loan Agreement. The modifications provided for in the Fourth Amendment, among other things, (1) amend the definition of “EBITDA” for the fiscal quarter ended on November 30, 2012 to add back severance expense incurred during such fiscal quarter associated with a restructuring charge related to the closure of the Company’s Springfield, New Jersey location in an aggregate amount not to exceed $585,000 and to add back for the fiscal quarters ending on February 28, 2013 or May 31, 2013, if included in such period, additional restructuring charges incurred during such quarter or quarters associated with and related to the closure of Borrower’s Springfield, New Jersey location closing in an aggregate amount not to exceed $375,000, including lease termination charges, and (2) amend the definition of “Senior Debt Payments” to include severance expense payments and lease termination payments relating to the closure of the Company’s’ Springfield, New Jersey location (if such payments are associated with the restructuring charges as described above).

Prior to the refinancing with PNC on December 30, 2011, the Company had a revolving credit and floorplan with DLL. As of the date of the refinancing with PNC, the DLL Credit Facility provided for aggregate borrowings of the lesser of $32.0 million or 85% of the Borrower’s eligible accounts receivable, plus 100% of unsold inventory financed by DLL and 40% of all other unsold inventory.  Under the DLL Credit Facility, the interest rate for revolving credit loans was the base rate plus 3.25% and the interest rate for floorplan loans was 6.25% in excess of the base rate.  The DLL Credit Facility was to expire on December 7, 2012.

As of February 28, 2013, the Company determined it was in compliance with its financial covenants under the PNC Credit Facility.

Subordinated Debt

On December 30, 2011, the Borrower entered into an Amended and Restated Subordinated Loan Agreement (the “Subordinated Loan Agreement”) with the Investors pursuant to which: (i) Peachtree provided an additional subordinated term loan in an original principal amount of $3.0 million (together with the existing subordinated term loan from NewSpring in the original principal amount of $10.0 million), (ii) NewSpring was appointed as collateral agent, (iii) the Investors waived any event of default arising from (a) the Borrower failing to meet the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant (as set forth in the Subordinated Loan Agreement) for the trailing twelve months ending November 30, 2011 and (b) the Borrower failing to comply with the covenant in the Subordinated Loan Agreement prohibiting a Borrower name change without notice to, or the consent of, NewSpring, and (iv) the Investors agreed to make certain other amendments to the Subordinated Loan Agreement, including amending the Total Funded Senior Debt to Pro Forma Adjusted EBITDA Ratio covenant to provide that the Company and its consolidated subsidiaries shall maintain as of the last business day of the fiscal quarters ending on February 28, 2012 and May 31, 2012, a ratio of Total Funded Senior Debt on such date to Pro Forma Adjusted EBITDA (as such terms are defined in the Subordinated Loan Agreement) on a trailing 12 months basis for such period of not less 4.0 to 1.0 for the fiscal quarter ending on February 28, 2012 and of not less than 3.75 to 1.0 for the fiscal quarter ending on May 31, 2012. There are no scheduled principal payments on the Subordinated Loan Agreement until the maturity date of August 15, 2016.

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

The Company entered into an agreement with NewSpring and Peachtree to waive the application of the debt to EBITDA covenant under the Amended and Restated Subordinated Loan Agreement for the quarter ended February 28, 2013.  However, the Company was in compliance with other applicable terms under the Amended and Restated Subordinated Loan Agreement.

Liquidity

We anticipate that our primary sources of liquidity in fiscal year 2013 will be cash generated from working capital management, operations, trade vendor credit and cash available to us under the PNC Credit Facility.  Net availability under the revolving portion of the PNC Credit Facility as of February 28, 2013 and August 30, 2012 was $3.5 million and $4.2 million, respectively.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the U.S.  The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The SEC has defined critical accounting policies as policies that involve critical accounting estimates that require (i) management to make assumptions that are highly uncertain at the time the estimate is made, and (ii) different estimates that could have been reasonably used for the current period, or changes in the estimates that are reasonably likely to occur from period to period, which would have a material impact on the presentation of our financial condition, changes in financial condition or in results of operations.  Based on this definition, our most critical policies include revenue recognition, business combinations, allowance for doubtful accounts, inventory valuation reserve, the assessment of recoverability of long-lived assets, the assessment of recoverability of goodwill and intangible assets, rebates and income taxes.

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

•
There are occasions when a client requests a transaction on a “bill and hold” basis.  We follow the ASC 605-25 criteria and recognize revenue from these sales prior to date of physical delivery only when all the criteria of ASC 605-25 are met.  We do not modify our normal billing and credit terms for these clients.  The client is invoiced at the date of revenue recognition when all of the criteria have been met.  As of February 28, 2013 and February 29, 2012, we did not have any bill and hold transactions.

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

Item 4.         Controls and Procedures

(a) Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2013.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer, were appropriate to allow timely decisions regarding required disclosure and were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving the stated goals under all potential future conditions, regardless of how remote.

(b) There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit 10.1 – Third Amendment and Joinder to Loan Documents by and among the Company, its direct and indirect subsidiaries and PNC Bank, National Association, dated December 14, 2012, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed December 17, 2012.

Exhibit 10.2 – Fourth Amendment and Joinder to Loan Documents by and among the Company, its direct and indirect subsidiaries and PNC Bank, National Association, dated January 14, 2013, incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed January 15, 2013.

Exhibit 10.3 – Stock Appreciation Right Award Agreement between the Company and Dinesh R. Desai, dated February 4, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed February 7, 2013.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Dinesh R. Desai, Principal Executive Officer of Emtec, Inc., dated April 15, 2013.

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Gregory P. Chandler, Principal Financial Officer of Emtec, Inc., dated April 15, 2013.

Exhibit 32.1 - Section 1350 Certificate of Dinesh R. Desai, Principal Executive Officer of Emtec, Inc., dated April 15, 2013.

Exhibit 32.2 - Section 1350 Certificate of Gregory P. Chandler, Principal Financial Officer of Emtec, Inc., dated April 15, 2013.

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

Date: April 15, 2013